Form 10-K
period 2019-12-31
FS KKR Capital Corp
filed 2020-02-27
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.4 billion.

There were 503,393,629 shares of the registrant’s common stock outstanding as of February 26, 2020.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2020 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.

Item 1.	Business.

Summary

FS KKR Capital Corp. (NYSE: FSK), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2019, we had total assets of approximately $8.2 billion.

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

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $25 million to $100 million at the time of investment;

•	investing primarily in established, stable enterprises with positive cash flows; and

•

maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter,” or OTC, market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally three to four years. However, we may invest in loans and securities with any maturity or duration. Our debt investments may be rated by a nationally recognized statistical rating organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by a NRSRO.

To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, following approval by our stockholders, our asset coverage requirement was reduced from 200% to 150%.

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

Corporate Capital Trust, Inc. Acquisition

On December 19, 2018, we completed our acquisition of Corporate Capital Trust, Inc., or CCT, pursuant to that certain Agreement and Plan of Merger, or the Merger Agreement, dated as of July 22, 2018, by and among us, CCT, IC Acquisition, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. Pursuant to the Merger Agreement, CCT was first merged with and into Merger Sub, with CCT as the surviving corporation, and, immediately following such merger, CCT was then merged with and into the Company, with the Company as the surviving company, or the Merger. In accordance with the terms of the Merger Agreement, at the time of the transactions contemplated by the Merger Agreement, each outstanding share of CCT common stock was converted into the right to receive 2.3552 shares of our common stock. As a result, we issued an aggregate of approximately 292,324,670 shares of our common stock to former CCT stockholders. Following the consummation of the Merger, we entered into a new investment advisory agreement with the Advisor, or the investment advisory agreement.

About the Advisor

The Advisor is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. The Advisor is a partnership between an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit. Our chairman and chief executive officer, Michael C. Forman, serves as the Advisor’s chairman and chief executive officer.

The Advisor has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The Advisor also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by the Advisor, FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Advisor, will allow the Advisor to successfully execute our investment strategies.

Our board of directors, which is comprised of a majority of independent directors, oversees and monitors our investment performance, and beginning with the second anniversary of the effective date of the investment advisory agreement, will review the investment advisory agreement to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia, PA, with offices in New York, NY, Orlando, FL and Washington, DC. The firm had approximately $24 billion in assets under management as of December 31, 2019.

About KKR Credit

KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $218 billion of assets under management as of December 31, 2019 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.

KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $73 billion in assets under management as of December 31, 2019, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

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

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans generally, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. We believe that the following characteristics support our belief:

•

Large Target Market. We believe middle market companies represent a significant portion of the growth segment of the U.S. economy and often require substantial capital investment to grow their businesses. We also believe there is significant private equity capital for investment in middle market companies that has not been invested and we expect that private equity firms will continue to leverage their investments in middle market companies with senior secured and second lien secured loans.

•

Limited Investment Competition. Despite the size of the market, we believe that regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies in favor of lending to large corporate clients and leading syndication efforts for capital markets transactions. Further, we believe there is a lack of lenders that are willing to hold large amounts of middle market loans, and therefore we believe our ability to eliminate syndication risk by holding middle market loans is a competitive advantage.

We also believe that lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of a lender’s time and resources compared to lending to larger companies, due in part to the smaller size of each investment and the often fragmented nature of information available from these companies. Further, many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly in regards to directly originated investments in middle market companies, and thus we believe that attractive investment opportunities are often overlooked. In addition, middle market companies may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients with a consequent reduction in the availability of financing to middle market companies.

•

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

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Large, scalable, global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of the Advisor and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 125 dedicated investment professionals at KKR Credit located in nine global cities. We also benefit from the expertise, network and resources of KKR & Co., which has over 400 investment professionals located in twenty global cities. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.

Utilization of long-standing relationships and international capital market capabilities to source investments

The Advisor and its affiliates have worked diligently over many years to build strategic relationships with private equity firms, banks and trading desks globally. Our and our affiliates’ long history of serving as a reliable financing partner to middle-market sponsors, even during periods of significant market dislocation, has enhanced our reputation. We believe that our network of relationships will continue to produce attractive investment opportunities.

The Advisor also leverages the intellectual capital, industry experience and global network of KKR & Co.’s Capital Markets franchise to support the origination of new private credit investment opportunities. Through KKR & Co.’s Capital Markets franchise, the Advisor benefits from expanded sources of deal flow, real-time market intelligence on pricing trends and continuous dialogue with issuers and sponsors to provide holistic financing solutions to current and prospective portfolio companies. In addition, KKR & Co.’s Capital Markets franchise gives us the ability to access and originate larger transactions and enhances the Advisor’s ability to manage risk.

Focus on larger middle market companies and customized one-stop credit solutions

We are focused on providing customized credit solutions to private upper middle market companies, which we generally define as companies with annual EBITDA of at least $50 million at the time of our investment. Based on its size and scale, the KKR Credit platform is able to originate, commit to and hold positions in excess of $1 billion in a given transaction. This size allows us to serve in the lead financing role for certain larger middle market companies with more than $100 million in EBITDA. We believe our ability to underwrite an entire transaction provides financial sponsors and companies with a greater degree of financing certainty and further enhances our competitive position. The KKR Credit platform also offers a variety of financing structures and has the flexibility to structure investments to meet the needs of companies. Finally, we believe that the upper end of the middle market is less competitive as fewer lenders have the requisite size and scale to provide holistic solutions for these companies.

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

Ability to create bespoke financing solutions through asset-based opportunities

The Advisor believes that there is an expansive and growing opportunity to create customized solutions in underserved asset classes, including across the aircraft, consumer finance and auto and equipment finance sectors. The Advisor will seek to identify investments with strong collateral protection, a low correlation to the broader markets and equity-like upside potential.

Maintenance of portfolio diversification

In addition to focusing our investments in middle-market companies, we seek to invest across various industries. The Advisor monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.

Investment Strategy

Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of bonds, structured products, other debt securities and derivatives. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each portfolio company in which we choose to invest. These attributes are:

•

Leading, defensible market positions. We seek to invest in companies that have developed strong competitive positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.

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

•

Private equity sponsorship. Often we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Advisor believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment opportunity. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk may have both the ability and incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.

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

Joint Venture

We also co-invest with South Carolina Retirement Systems Group Trust, or SCRS, through Strategic Credit Opportunities Partners, LLC, or SCJV, a joint venture with SCRS. SCJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and SCRS each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as certain other significant actions for SCJV. As of December 31, 2019, SCJV had total capital commitments of $1.0 billion, $875 million of which was from us and the remaining $125 million of which was from SCRS. As of December 31, 2019, we had funded approximately $489.8 million of our commitment. Additionally, as of December 31, 2019, SCJV had $233.9 million of borrowing capacity. As of December 31, 2019, our investment in SCJV was approximately $479.0 million at fair value. We do not consolidate SCJV in our consolidated financial statements.

Investment Types

We primarily focus on the following investment types:

Senior Secured Loans

Senior secured loans are situated at the top of a company’s capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the London Interbank Offered Rate, or LIBOR.

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

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we may receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right may provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold.

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

Investments in Asset-Based Opportunities

We may invest in asset-based opportunities through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, aircraft, real estate and consumer finance.

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

Typically, the Advisor receives financial reports detailing operating performance, sales volumes, cost of goods sold, operating expenses, operating margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Advisor uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins by the Advisor providing financial and operating information with respect to each portfolio company or investment to our independent third-party valuation service providers;

•

our independent third-party valuation service providers review this information, along with other public and private information, and provide the Advisor with a valuation range for each portfolio company or investment;

•

the Advisor then discusses the independent third-party valuation service providers’ valuation ranges and provides the valuation committee of the board of directors, or the valuation committee, with a valuation recommendation for each investment, along with supporting materials;

•	preliminary valuations are then discussed with the valuation committee;

•

our valuation committee reviews the preliminary valuations and the Advisor, together with our independent third-party valuation service providers and, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

•	following the completion of its review, our valuation committee recommends that our board of directors approves the fair valuations determined by the valuation committee; and

•

our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and our independent third-party valuation service providers.

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

Exit

While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains to the extent we maintain an equity interest in the underlying portfolio company.

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

As a BDC, we are required to comply with certain regulatory requirements. Also, while we are permitted to finance investments using debt, our ability to use debt will be limited in certain significant respects pursuant to the 1940 Act. Within the limits of existing regulation, we will adjust our use of debt, according to market conditions, to the level we believe will allow us to generate maximum risk-adjusted returns. See “—Regulation.” We have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a RIC under the Code.

Regulation

We have elected to be regulated as a BDC under the 1940 Act and as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters, as described below. The 1940 Act also requires that a majority of our directors be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our outstanding voting securities.

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2019 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on July 16, 2019 and expiring on July 16, 2020. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

Under the 1940 Act, we may only invest up to 30% of our portfolio in entities that are not considered “eligible portfolio companies” under the 1940 Act, including companies located outside of the United States, entities that are operating pursuant to certain exceptions under the 1940 Act and publicly traded entities whose public equity market capitalization exceeds the levels provided for under the 1940 Act.

We may invest up to 100% of our assets in securities acquired directly from issuers in privately negotiated transactions. Our intention is to not write (sell) or buy put or call options to manage risks associated with the publicly traded securities of our portfolio companies. We may enter into hedging transactions to manage the risks associated with interest rate and currency fluctuations. We may purchase or otherwise receive warrants or options to purchase the common stock of our portfolio companies in connection with acquisition financings or other investments. In connection with such an acquisition, we may acquire rights to require the issuers of acquired securities or their affiliates to repurchase them under certain circumstances.

We also do not intend to acquire securities issued by any investment company that exceed the limits imposed by the 1940 Act. Under these limits, we generally cannot acquire more than 3% of the voting stock of any investment company (as defined in the 1940 Act), invest more than 5% of the value of our total assets in the securities of one investment company or invest more than 10% of the value of our total assets in the securities of investment companies in the aggregate. With regard to that portion of our portfolio invested in securities issued by investment companies, it should be noted that such investments might subject our stockholders to additional expenses.

On June 14, 2019, our stockholders approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage.

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

The New York Stock Exchange Corporate Governance Regulations

The New York Stock Exchange, or NYSE, has adopted corporate governance regulations with which listed companies must comply. We believe we currently are in compliance with such corporate governance listing standards. We intend to monitor our compliance with all future listing standards and to take reasonably necessary actions to ensure that we stay in compliance.

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

Competition

Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Advisor and its affiliates.

Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have and may not be subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us.

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may directly retain personnel based upon its needs.

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

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. While market conditions have largely recovered from the events of 2008 and 2009, there have been continuing periods of volatility (e.g., in the fourth quarter of 2018). For example, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. With certain limited exceptions, we are only allowed to borrow amounts or issue debt securities if our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing. Equity capital may also be difficult to raise during periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on July 16, 2020. If we are unable to raise capital or refinance existing debt on acceptable terms, then we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. Significant changes in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes.

Uncertainty with respect to the financial stability of the United States, several countries in Europe and China could have a significant adverse effect on our business, financial condition and results of operations.

In August 2011, S&P lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+,” which was last affirmed by S&P in June 2018. Moody’s and Fitch Ratings, Inc. have also warned that they may downgrade the U.S. federal government’s credit rating under certain circumstances. Further downgrades or warnings by S&P or other rating agencies, and the United States government’s credit and deficit concerns in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which could have material adverse effects on our business, financial condition and results of operations.

Deterioration in the economic conditions in the Eurozone and globally, including instability in financial markets, may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic and political events, including large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non-performing loans on the balance sheets of European banks, the potential effect of any European country leaving the Eurozone, including the effect of the United Kingdom leaving the European Union, the potential effect of Scotland leaving the United Kingdom, and market volatility and loss of investor confidence driven by political events and the results of elections. Market and economic disruptions have affected, and may in the future affect, among other factors, consumer confidence levels and spending, personal and corporate bankruptcy rates, levels of debt incurrence and default on consumer debt and home prices. Market disruptions in Europe or in other major global economies, including the increased cost of funding for certain governments and financial institutions, could negatively impact the global economy, and there can be no assurance that assistance packages will be available, or if available, will be sufficient to stabilize countries and markets. To the extent uncertainty regarding any economic recovery negatively impacts consumer confidence levels and spending, personal bankruptcy rates, levels of incurrence and default on consumer debt and home prices, or other credit factors, our business, financial condition and results of operations could be materially adversely affected, including with respect to the value of our investment in European or other foreign companies and companies that have operations that may be affected by the Eurozone or other foreign economies.

In the second quarter of 2015, stock prices in China experienced a significant decline, resulting primarily from continued sell-off of shares trading in Chinese markets. In addition, in August 2015, Chinese authorities sharply devalued China’s currency. Since then, the Chinese capital markets have continued to experience periods of instability. These market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could have material adverse effects on our business, financial condition and results of operations.

Federal Reserve policy can have a significant impact on market conditions. The Federal Reserve raised the Federal funds rate throughout the course of 2015 through 2018 and then pivoted in the fourth quarter of 2018 towards easier monetary policy and cut rates several times in 2019. This development, along with the United States government’s credit and deficit concerns, concerns about financial stability in Europe and an economic slowdown in China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt and equity markets on favorable terms.

We invest in European companies and companies that have operations that may be affected by the United Kingdom’s exit from the European Union.

We invest in European companies and companies that have operations that may be affected by the United Kingdom’s exit from the European Union on January 31, 2020. While the United Kingdom will remain under the European Union’s rules of trade until December 31, 2020, it is unclear if or when new rules of trade between the United Kingdom and the European Union will be adopted, and therefore the United Kingdom and the European Union are and may continue to be in a period of legal, regulatory and political uncertainty. We may invest in portfolio companies and other issuers with significant operations and/or assets in the United Kingdom, any of which could be adversely impacted by any new legal, tax and regulatory environment, whether by increased costs or impediments to the implementation of their business plan, which could have a material adverse effect on our business, financial condition and results of operations, including with respect to the value of our investment in European companies and companies that have operations that may be affected by the Eurozone economy.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.

There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and could have material adverse effects on our business, financial condition and results of operations.

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

Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Advisor. The Advisor evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Advisor, as well as its senior management team. The departure of any members of the Advisor’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.

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

It is possible that our estimates of the Merger-related potential cost savings could ultimately be incorrect. If our estimates turn out to be incorrect or if we are not able to successfully combine CCT’s investment portfolio or business with our operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

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

Changes in laws or regulations governing our operations or the operations of our portfolio companies, changes in the interpretation thereof or newly enacted laws or regulations, such as the Wall Street Reform and Consumer Protection Act and the Tax Cuts and Jobs Act, could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies.

We and our portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or newly enacted laws or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise could have a material adverse effect on our or a portfolio company’s business, financial condition and results of operations. At this time it is not possible to determine the potential impact of any new laws and proposals on us.

On July 21, 2010, President Obama signed into law Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Many of the provisions of the Dodd-Frank Act have had extended implementation periods and delayed effective dates and have required extensive rulemaking by regulatory authorities. While many of the rules required to be written have been promulgated, some have not yet been implemented. Although the full impact of the Dodd-Frank Act on us and our portfolio companies may not be known for an extended period of time, the Dodd-Frank Act, including the rules implementing its provisions and the interpretation of those rules relating to capital, margin, trading and clearance and settlement of derivatives, may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise could have a material adverse effect on our or a portfolio company’s business, financial condition and results of operations.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act, which significantly changed the Code, including a reduction in the corporate income tax rate, a new limitation on the deductibility of interest expense, and significant changes to the taxation of income earned from foreign sources and foreign subsidiaries. The Tax Cuts and Jobs Act also authorizes the IRS to issue regulations with respect to the new provisions. We cannot predict how the changes in the Tax Cuts and Jobs Act, or regulations or other guidance issued under it, could have a material adverse effect on our or a portfolio company’s business, financial condition and results of operations.

On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief, and Consumer Protection Act, which increased from $50 billion to $250 billion the asset threshold for designation of systemically important financial institutions subject to enhanced prudential standards set by the Federal Reserve, staggering application of this change based on the size and risk of the covered bank holding company. On October 8, 2019, five federal financial agencies finalized revisions to simplify compliance requirements relating to the Volcker rule, which became effective on January 1, 2020. In addition, over the past two years, the House of Representatives and the Senate have considered legislation intended to help small businesses, entrepreneurs and investors by reforming capital markets.

The SBCA Act allows us to incur additional leverage.

On March 23, 2018, the Small Business Credit Availability Act, or the SBCA Act, became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Effective June 15, 2019, following approval by our stockholders, our asset coverage requirement was reduced from 200% to 150% , such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, we are able to incur substantial additional indebtedness, and, therefore the risk of an investment in us may increase. See “Risks Related to Debt Financing—We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.”

Future legislation or rules could modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements.

Future legislation or rules may modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements. For example, the SEC proposed new rules in November 2019 that are designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. While the adoption of the November 2019 rules is currently uncertain, the proposed rule, if adopted, or any future legislation or rules, may modify how we treat derivatives and other financial arrangements, or place conditions on our use and management of derivatives and other financial arrangements, and, therefore, could affect the nature and extent of our use and management of derivatives, which may be materially adverse to us and our stockholders.

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

We and our Advisor could be the target of litigation.

We and our Advisor could become the target of securities class action litigation or other similar claims if our common stock price fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.

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

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Advisor is also the investment adviser to FS KKR Capital Corp. II, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. The Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. The Advisor and its employees will devote only as much of its or their time to our business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

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

Any working capital reserves we maintain may not be sufficient for investment purposes, and we may require debt or equity financing to operate. We may also need to access the capital markets to refinance existing debt obligations to the extent maturing obligations are not repaid with cash flows from operations. In order to maintain RIC tax treatment, we must distribute distributions to our stockholders each tax year on a timely basis generally of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, and the amounts of such distributions will therefore not be available to fund investment originations or to repay maturing debt. In addition, with certain limited exceptions, we are only allowed to borrow amounts or issue debt securities or preferred stock, which we refer to collectively as “senior securities,” such that our asset coverage, as calculated pursuant to the 1940 Act, equals at least 150% immediately after such borrowing, which, in certain circumstances, may restrict our ability to borrow or issue debt securities or preferred stock. In the event that we develop a need for additional capital in the future for investments or for any other reason, and we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected. As a result, we would be less able to allocate our portfolio among various issuers and industries and achieve our investment objectives, which may negatively impact our results of operations and reduce our ability to make distributions to our stockholders.

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

As a result of our need to satisfy the Annual Distribution Requirement in order to maintain RIC tax treatment under Subchapter M of the Code, we may need to periodically access the capital markets to raise cash to fund new investments. We may issue “senior securities,” as defined in the 1940 Act, including issuing preferred stock, borrowing money from banks or other financial institutions, or issuing debt securities only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 150% after such incurrence or issuance. Our ability to issue certain other types of securities is also limited. Under the 1940 Act, we are also generally prohibited from issuing or selling our common stock at a price per share, after deducting underwriting commissions, that is below our net asset value per share, without first obtaining approval for such issuance from our stockholders and our independent directors. Compliance with these limitations on our ability to raise capital may unfavorably limit our investment opportunities. These limitations may also reduce our ability in comparison to other companies to profit from favorable spreads between the rates at which we can borrow and the rates at which we can lend.

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

Investments in Asset-Based Opportunities. We may invest in asset-based opportunities through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. In valuing our investments, we rely primarily on information provided by operators, consultants and/or managers. Valuations of illiquid securities involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations could adversely affect the value of our common stock. We may not be able to promptly withdraw our investment in these asset-based opportunities, which may result in a loss to us and adversely affect our investment returns.

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

The Dodd-Frank Act could, depending on future rulemaking by regulatory agencies, impact the use of derivatives. The Dodd-Frank Act is intended to regulate the OTC derivatives market by requiring many derivative transactions to be cleared and traded on an exchange, expanding entity registration requirements, imposing business conduct requirements on dealers and requiring banks to move some derivatives trading units to a non-guaranteed affiliate separate from the deposit-taking bank or divest them altogether. Future rulemaking to implement these requirements could potentially limit or completely restrict our ability to use these instruments as a part of our investment strategy, increase the costs of using these instruments or make them less effective. Limits or restrictions applicable to the counterparties with which we engage in derivative transactions could also prevent us from using these instruments or affect the pricing or other factors relating to these instruments, or may change availability of certain investments. The SEC has also proposed new rules on the use of derivatives by registered investment companies and BDCs. Such policies could affect the nature and extent of our use of derivatives.

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

We are exposed to risks associated with changes in interest rates, including with respect to the phase out of LIBOR.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. It is unclear if at that time LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. In addition, in April 2018, the Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, announced a preferred replacement of U.S. dollar LIBOR with a new index, calculated by reference to short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate, or SOFR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Although a SOFR-derived rate appears to be the preferred replacement rate for U.S. dollar LIBOR, at this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or other reforms to LIBOR for U.S. dollars and other major currencies that may occur in the United States, the United Kingdom or elsewhere. As such, the potential effect of the phase-out or replacement of LIBOR on our cost of capital and net investment income cannot yet be determined. If LIBOR ceases to exist, we may need to renegotiate any credit or similar agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities, in each case to replace LIBOR with the new standard that is established. Moreover, the discontinuation of LIBOR and the transition to an alternative benchmark rate may adversely impact the functioning, liquidity, volatility and value of floating rate income securities and could lead to significant short-term and long-term uncertainty and market instability. These risks will be exacerbated if the work necessary to effect an orderly transition to an alternative reference rate is not completed in a timely manner. These events may also increase the difficulty of borrowing or refinancing and may diminish the effectiveness of hedging strategies. The precise impacts of a transition away from LIBOR on the Company, on floating rate income securities in which we may invest and on the financing market generally remain uncertain. Additionally, because the usefulness of LIBOR as a benchmark could deteriorate during the transition period, these effects could occur prior to the end of 2021.

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.

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

We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, and investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.

We may co-invest with third parties through partnerships, joint ventures or other entities, such as SCJV, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements

Risks Related to Debt Financing

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $8.6 billion in total assets, (ii) a weighted average cost of funds of 4.49%, (iii) $4.8 billion in debt outstanding and (iv) $3.9 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders	(27.58)%	(16.55)%	(5.53)%	5.50%	16.53%

Similarly, assuming (i) $8.6 billion in total assets, (ii) a weighted average cost of funds of 4.49% and (iii) $4.8 billion in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.51% in order to cover the annual interest payments on our outstanding debt.

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

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on July 16, 2020. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after July 16, 2020.

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

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. See “Risks Related to Our Business and Structure—We and our Advisor could be the target of litigation.”

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

In past years, we obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on July 16, 2020. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share of our common stock in one or more offerings for a twelve-month period following stockholder approval. If such approval is obtained, it may allow us to access the capital markets in a way that we typically are unable to do as a result of restrictions that, absent stockholder approval, apply to BDCs under the 1940 Act.

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

•

The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss. if any. We will be subject to a 4% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are currently, and may in the future become, subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.

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

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Any of those new laws, regulations or interpretations may take effect retroactively and could adversely affect the taxation of us or our stockholders. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. In particular, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. This tax legislation lowered the general corporate income tax rate from 35 percent to 21 percent, made changes regarding the use of net operating losses, repealed the corporate alternative minimum tax and made significant changes with respect to the U.S. international tax rules. In addition, the legislation generally requires a holder that uses the accrual method of accounting for U.S. tax purposes to include certain amounts in income no later than the time such amounts are reflected on certain financial statements, which therefore if applicable would require us to accrue income earlier than under prior law, although the precise application of this rule is un-clear at this time. The legislation also limited the amount or value of interest deductions of borrowers and in that way may potentially affect the loan market and our and our portfolio companies’ use of leverage. For individual taxpayers, the legislation reduces the maximum individual income tax rate and eliminates the deductibility of miscellaneous itemized deductions for taxable years 2018 through 2025.

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

As of February 26, 2020, we had 4,240 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.

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

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2019, 2018 and 2017:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2017	$0.85825	$211
2018(1)	$0.85000	$205
2019	$0.76000	$393

(1)	Includes a $0.09 per share special cash distribution that was paid on December 3, 2018.

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

December 2018 Share Repurchase Program

In December 2018, our board of directors authorized a stock repurchase program. Under the program, we are permitted to repurchase up to $200 in the aggregate of our outstanding common stock in the open market at prices below the then current net asset value per share. The timing, manner, price and amount of any share repurchases will be determined by us, based upon the evaluation of economic and market conditions, our stock price, applicable legal and regulatory requirements and other factors. On November 19, 2019, the program was extended through December 19, 2020 or until the aggregate repurchase amount that has been approved by our board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

During the year ended December 31, 2019, the Company repurchased 25,151,675 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.08 (totaling $153). During the period from January 1, 2020 to February 26, 2020, the Company repurchased 2,933,435 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.25 (totaling $18).

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS KKR Capital Corp. under the Securities Act.

The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2019 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from our consolidated financial statements. Our consolidated financial statements for the year ended December 31, 2019 were audited by Deloitte & Touche LLP, our independent registered public accounting firm, while our consolidated financial statements for the years ended December 31, 2018, 2017, 2016 and 2015 were audited by RSM US LLP, our former independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Statements of operations data:
Investment income	$779	$394	$419	$423	$475
Operating expenses
Total expenses and excise taxes	369	192	218	216	210
Less: Management fee waiver	—	(3)	(3)	—	—

Net expenses and excise taxes	369	189	215	216	210

Net investment income (loss)	410	205	204	207	265
Total net realized and unrealized gain (loss)	(164)	364	(22)	87	(227)

Net increase (decrease) in net assets resulting from operations	$246	$569	$182	$294	$38

Per share data:
Net investment income (loss)—basic and diluted(1)	$0.79	$0.82	$0.83	$0.85	$1.10

Net increase (decrease) in net assets resulting from operations—basic and diluted(1)	$0.47	$2.26	$0.74	$1.21	$0.16

Distributions declared(2)	$0.76	$0.85	$0.86	$0.89	$0.89

Balance sheet data:
Total assets	$8,216	$7,705	$4,104	$4,110	$4,148

Credit facilities, notes, secured borrowing and repurchase agreement payable	$4,173	$3,391	$1,712	$1,694	$1,823

Total net assets	$3,866	$4,166	$2,285	$2,297	$2,209

Other data:
Total return based on net asset value(3)	7.14%	(6.56)%	7.97%	13.19%	1.63%
Total return based on market value(4)	33.80%	(20.15)%	(21.39)%	25.91%	(0.78)%
Number of portfolio company investments at period end	210	204	100	102	114
Total portfolio investments for the period(5)	$2,907	$5,189	$1,284	$1,158	$1,648
Proceeds from sales and prepayments of investments	$2,854	$1,187	$1,135	$1,588	$1,626

(1)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(2)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

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

We are externally managed by the Advisor pursuant to the investment advisory agreement and supervised by our board of directors, a majority of whom are independent. On April 9, 2018, GSO / Blackstone Debt Funds Management LLC, or GDFM, resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser on April 9, 2018, we entered into an investment advisory agreement, dated as of April 9, 2018, with the Advisor, or the prior investment advisory agreement, which replaced an investment advisory agreement with our former investment adviser, FB Income Advisor, LLC, or FB Income Advisor. Following the consummation of the Merger, we entered into the investment advisory agreement with the Advisor, which replaced the prior investment advisory agreement.

Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:

•	utilizing the experience and expertise of the management team of the Advisor;

•	employing a defensive investment approach focused on long-term credit performance and principal protection;

•

focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual EBITDA of $25 million to $100 million at the time of investment;

•	investing primarily in established, stable enterprises with positive cash flows; and

•

maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.

We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Advisor and its affiliates. We define direct originations as any investment where the Company’s investment adviser, sub-adviser or their affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. These direct originations include investments originated by FB Income Advisor, GDFM or their affiliates.

Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.

The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally three to four years. However, we may invest in loans and securities with any maturity or duration. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by a NRSRO.

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

Portfolio Investment Activity for the Years Ended December 31, 2019 and 2018

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2019 and 2018:

	For the Year Ended
Net Investment Activity	December 31, 2019	December 31, 2018
Purchases(1)	$2,907	$5,189
Sales and Repayments	(2,854)	(1,187)

Net Portfolio Activity	$53	$4,002

	For the Year Ended
	December 31, 2019		December 31, 2018
New Investment Activity by Asset Class(1)	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,872	64.4%	$2,328	44.9%
Senior Secured Loans—Second Lien	326	11.2%	1,108	21.4%
Other Senior Secured Debt	33	1.1%	240	4.6%
Subordinated Debt	76	2.6%	404	7.8%
Asset Based Finance	361	12.4%	448	8.5%
Strategic Credit Opportunities Partners, LLC	197	6.8%	294	5.7%
Equity/Other	42	1.5%	367	7.1%

Total	$2,907	100.0%	$5,189	100.0%

(1)	Purchases and new investments for the year ended December 31, 2018 include investments acquired at fair value of $4,168 in connection with the Merger.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,868	$3,724	50.6%	$4,105	$4,001	54.2%
Senior Secured Loans—Second Lien	1,273	1,196	16.3%	1,171	1,118	15.1%
Other Senior Secured Debt	298	238	3.2%	380	330	4.5%
Subordinated Debt	480	410	5.6%	501	435	5.9%
Asset Based Finance	761	737	10.0%	686	667	9.0%
Strategic Credit Opportunities Partners, LLC	491	479	6.5%	294	299	4.0%
Equity/Other	638	573	7.8%	619	537	7.3%

Total	$7,809	$7,357	100.0%	$7,756	$7,387	100.0%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Number of Portfolio Companies	210	204
% Variable Rate Debt Investments (based on fair value)(1)(2)	64.8%	68.1%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	14.6%	16.5%
% Other Income Producing Investments (based on fair value)(3)	11.2%	6.8%
% Non-Income Producing Investments (based on fair value)(2)	6.6%	7.6%
% of Investments on Non-Accrual (based on fair value)	2.8%	1.0%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.7%	10.8%
Weighted Average Annual Yield on All Debt Investments(5)	8.8%	10.2%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not include investments on non-accrual status.

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

For the year ended December 31, 2019, our total return based on net asset value was 7.14% and our total return based on market value was 33.80%. For the year ended December 31, 2018, our total return based on net asset value was (6.56)% and our total return based on market value was (20.15)%. See footnotes 7 and 8 to the table included in Note 12 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

We define Direct Originations as any investment where the Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of December 31, 2019 and 2018:

Characteristics of All Direct Originations held in Portfolio	December 31, 2019	December 31, 2018
Number of Portfolio Companies	133	129
% of Investments on Non-Accrual	3.1%	1.0%
Total Cost of Direct Originations	$6,923.9	$6,808.3
Total Fair Value of Direct Originations	$6,491.5	$6,509.7
% of Total Investments, at Fair Value	88.2%	88.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.7%	10.9%
Weighted Average Annual Yield on All Debt Investments(2)	8.8%	10.3%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$247	3.4%	$141	1.9%
Banks	15	0.2%	15	0.2%
Capital Goods	1,085	14.8%	1,588	21.5%
Commercial & Professional Services	557	7.6%	450	6.1%
Consumer Durables & Apparel	363	4.9%	436	5.9%
Consumer Services	294	4.0%	222	3.0%
Diversified Financials	575	7.8%	660	8.9%
Energy	208	2.8%	279	3.8%
Food & Staples Retailing	209	2.8%	84	1.1%
Food, Beverage & Tobacco	119	1.6%	146	2.0%
Health Care Equipment & Services	601	8.2%	494	6.7%
Household & Personal Products	120	1.6%	66	0.9%
Insurance	217	3.0%	89	1.2%
Materials	260	3.5%	374	5.1%
Media & Entertainment	94	1.3%	95	1.3%
Pharmaceuticals, Biotechnology & Life Sciences	30	0.4%	9	0.1%
Real Estate	236	3.2%	174	2.4%
Retailing	457	6.2%	454	6.1%
Semiconductors & Semiconductor Equipment	19	0.3%	20	0.3%
Software & Services	805	10.9%	946	12.8%
Strategic Credit Opportunities Partners, LLC	479	6.5%	299	4.0%
Technology Hardware & Equipment	94	1.3%	71	1.0%
Telecommunication Services	71	1.0%	104	1.4%
Transportation	202	2.7%	171	2.3%

Total	$7,357	100.0%	$7,387	100.0%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,214	57%	$3,888	53%
2	2,440	33%	3,102	42%
3	444	6%	220	3%
4	259	4%	177	2%

Total	$7,357	100%	$7,387	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2019, 2018 and 2017

Revenues

Our investment income for the years ended December 31, 2019, 2018 and 2017 was as follows:

	Year Ended December 31,
	2019		2018		2017
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$610	78.3%	$317	80.4%	$334	79.7%
Paid-in-kind interest income	60	7.7%	55	14.0%	41	9.8%
Fee income	42	5.4%	13	3.3%	44	10.5%
Dividend income	67	8.6%	9	2.3%	—	—

Total investment income(1)	$779	100.0%	$394	100.0%	$419	100.0%

(1)

Such revenues represent $705, $332 and $373 of cash income earned as well as $74, $62 and $46 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2019, 2018 and 2017, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in investment income during the year ended December 31, 2019 compared to the year ended December 31, 2018 can be primarily attributed to the increase in investments as a result of the Merger.

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

Expenses

Our operating expenses, together with excise taxes, for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Management fees	$115	$63	$73
Subordinated income incentive fees	57	26	50
Administrative services expenses	9	4	3
Accounting and administrative fees	2	1	1
Interest expense	170	84	79
Other expenses(1)	9	7	7

Total operating expenses	$362	$185	$213
Management fee waiver	—	(3)	(3)

Net operating expenses before taxes	362	182	210
Excise taxes	7	7	5

Total net expenses, including excise taxes	$369	$189	$215

(1)	Other expenses during the years ended December 31, 2018 include $1 of breakage fees associated with the paydown of certain debt facilities during the period.

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
Ratio of operating expenses and excise taxes to average net assets	9.09%	8.57%	9.48%
Ratio of management fee waiver to average net assets	—	(0.13)%	(0.11)%

Ratio of net operating expenses to average net assets	9.09%	8.44%	9.37%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	5.77%	5.23%	5.85%

Ratio of net operating expenses, excluding certain expenses, to average net assets	3.32%	3.21%	3.52%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

The increase in expenses during the year ended December 31, 2019 compared to the year ended December 31, 2018 can primarily be attributed to the increased management fee as a result of the higher asset base from the Merger and increased interest expense resulting from the higher debt outstanding due to the Merger.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $410 ($0.79 per share), $205 ($0.82 per share) and $204 ($0.83 per share) for the years ended December 31, 2019, 2018 and 2017, respectively. The increase in net investment income for the year December 31, 2019 compared to December 31, 2018 can be attributed to higher income as discussed above.

The increase in net investment income for the year December 31, 2018 compared to December 31, 2017 can be attributed to lower income as discussed above, offset by lower expenses during the year ended December 31, 2018 resulting from lower management and incentive fees.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, financial instruments, secured borrowing and foreign currency for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Net realized gain (loss) on investments(1)	$(81)	$(125)	$(142)
Net realized gain (loss) on swap contracts	(11)	0	—
Net realized gain (loss) on foreign currency forward contracts	12	—	—
Net realized gain (loss) on secured borrowing	—	—	(0)
Net realized gain (loss) on foreign currency	2	6	0

Total net realized gain (loss)	$(78)	$(119)	$(142)

(1)

We sold investments and received principal repayments, respectively, of $1,252 and $1,602 during the year ended December 31, 2019, $553 and $634 during the year ended December, 31, 2018 and $350 and $785 during the year ended December 31, 2017.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments, financial instruments, secured borrowing and unrealized gain (loss) on foreign currency for the years ended December 31, 2019, 2018 and 2017 were as follows:

	Year Ended December 31,
	2019	2018	2017
Net change in unrealized appreciation (depreciation) on investments	$(83)	$(218)	$126
Net change in unrealized appreciation (depreciation) on swap contracts	16	(16)	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(2)	3	—
Net change in unrealized appreciation (depreciation) on secured borrowing	—	—	0
Net change in unrealized gain (loss) on foreign currency	(17)	(3)	(6)
Change in unrealized appreciation from merger accounting	—	717	—

Total net change in unrealized appreciation (depreciation)	$(86)	$483	$120

During the year ended December 31, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by mark to market declines in certain debt investments. During the year ended December 31, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily due to the decrease in valuation of certain of our equity/other investments, as well as the recognition of fair value of investments after the allocation of purchase price discount was applied to the fair value of CCT’s investments in connection with the Merger. During the year ended December 31, 2017, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by the conversion of unrealized depreciation to realized losses combined with depreciation of certain equity positions.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2019, 2018 and 2017, the net increase in net assets resulting from operations was $246 ($0.47 per share), $569 ($2.26 per share) and $182 ($0.74 per share), respectively.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2019, we had $106 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $637 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2019, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2019, we had unfunded debt investments with aggregate unfunded commitments of $438.0, unfunded equity/other commitments of $240.1 and unfunded commitments of $385.2 of Strategic Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2019, the aggregate amount outstanding of the senior securities issued by us was $4.2 billion. As of December 31, 2019, our asset coverage was 192%. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2019:

Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	$265		$35	June 2, 2023
Locust Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	400		—	September 28, 2022
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(3)	1,613	(4)	602	November 7, 2024
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(5)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(5)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(5)	Unsecured Notes	4.13%	470		—	February 1, 2025
2019-1 Notes(1)(6)	Collateralized Loan Obligation	L+1.70% - 2.50%(6)	352		—	July 15, 2030

Total			$4,195		$637

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €291 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $69 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £100 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$173 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.70 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars.

(5)

As of December 31, 2019, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes and the 4.125% notes was approximately $467, $250, $416 and $478, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(6)	As of December 31, 2019, there were $299.4 of Class A-1 notes outstanding at L+1.70% and $52.3 of Class A-2 notes outstanding at L+2.50%.

See Note 9 to our consolidated financial statements included herein for additional information regarding our financing arrangements.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the ninth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2019, 2018 or 2017 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2019, 2018 and 2017:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2017	$0.85825	$211
2018(1)	$0.85000	$205
2019	$0.76000	$393

(1)	Includes a $0.09 per share special cash distribution that was paid on December 3, 2018.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2019, 2018 and 2017.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Summary of Significant Accounting Policies” in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

ASC Topic 820 issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:

•

our quarterly fair valuation process begins by the Advisor providing financial and operating information with respect to each portfolio company or investment to our independent third-party valuation service providers;

•

our independent third-party valuation service providers review this information, along with other public and private information, and provide the Advisor with a valuation range for each portfolio company or investment;

•

the Advisor then discusses the independent third-party valuation service providers’ valuation ranges and provides the valuation committee of the board of directors, or the valuation committee, with a valuation recommendation for each investment, along with supporting materials;

•	preliminary valuations are then discussed with the valuation committee;

•

our valuation committee reviews the preliminary valuations and the Advisor, together with our independent third-party valuation service providers and, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

•	following the completion of its review, our valuation committee recommends that our board of directors approves the fair valuations determined by the valuation committee; and

•

our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and our independent third-party valuation service providers.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2019, 2018 and 2017.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2019 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CCT Tokyo Funding Credit Facility(2)	June 2, 2023	$265	—	—	$265	—
Locust Street Credit Facility(3)	September 28, 2022	$400	—	$400	—	—
Senior Secured Revolving Credit Facility(4)	November 7, 2024	$1,613	—	—	$1,613	—
4.750% Notes due 2022	May 15, 2022	$450	—	$450	—	—
5.000% Notes due 2022	June 28, 2022	$245	—	$245	—	—
4.625% Notes due 2024	July 15, 2024	$400	—	—	$400	—
4.125% Notes due 2025	February 1, 2025	$470	—	—	—	$470
2019-1 Notes	July 15, 2030	$352	—	—	—	$352

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At December 31, 2019, $35 remained unused under the financing arrangement.

(3)	At December 31, 2019, no amounts remained unused under the financing arrangement.

(4)

At December 31, 2019, $602 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €291 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $69 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £100 has been converted to U.S dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$173 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.70 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars.

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2019, 64.8% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 14.6% were debt investments paying fixed interest rates while 11.2% were other income producing investments, 6.6% consisted of non-income producing investments, and the remaining 2.8% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the CCT Tokyo Funding Credit Facility, Locust Street Funding Credit Facility, Senior Secured Revolving Credit Facility and the 2019-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.750% notes, the 5.000% notes, the 4.625% notes and the 4.125% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2019 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(40)	$(26)	$(14)	(3.4)%
No change	—	—	—	—
Up 100 basis points	48	26	22	5.3%
Up 300 basis points	145	79	66	16.6%
Up 500 basis points	244	132	112	28.0%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2019, 2018 and 2017 we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2019, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2019 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2019					Hedges As of December 31, 2019
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2019 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	10.7	$7.5	$1.1	$0.1	—	$—
British Pound Sterling		£47.0	62.3	65.5	6.6	£19.4	26.2
Canadian Dollars	C$	70.4	54.3	57.0	5.7	—	—
Euros		€339.4	381.0	280.8	29.5	€1.4	1.7
Swedish Kronor	kr	141.1	15.1	1.3	0.1	—	—

Total			$520.2	$405.7	$42.0		$27.9

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of December 31, 2019, the net contractual amount of our foreign currency forward contracts totaled $23.3, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2019, we had outstanding borrowings denominated in foreign currencies of €291, CAD $69, £100 and A$173 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2019 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS KKR Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FS KKR Capital Corp. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

San Francisco, California

February 27, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors FS KKR Capital Corp.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated balance sheet of FS KKR Capital Corp. and subsidiaries (the “Company”), including the consolidated schedule of investments, as of December 31, 2019, the related consolidated statements of operations, cash flows, and changes in net assets for the year then ended, the financial highlights for the year ended December 31, 2019, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations, changes in net assets, and cash flows for the year then ended, and the financial highlights for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value — Level 3 Investments — Refer to Notes 2 and 8 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included illiquid corporate bonds and loans, unlisted equity securities, and derivatives that lack observable market prices. The valuation techniques used in estimating the fair value of these investments vary based on the specific characteristics of the investments and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was $6.1 billion as of December 31, 2019.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgement and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation techniques and unobservable observable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

•	We tested the effectiveness of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.

•

We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs. For a selected sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists.

•

In instances where the selection of valuation techniques or significant unobservable inputs were more subjective, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimates to management’s estimates.

•

We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP

San Francisco, California

February 27, 2020

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS KKR Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet, including the consolidated schedule of investments, of FS KKR Capital Corp. (the Company) as of December 31, 2018, and the related consolidated statements of operations, changes in net assets and cash flows for each of the two years in the period ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of FS KKR Capital Corp. as of December 31, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our procedures included confirmation of securities owned as of December 31, 2018 by correspondence with the custodians and brokers or by other appropriate auditing procedures where replies from brokers were not received. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the auditor of one or more FS Investments investment companies since 2007.

Blue Bell, Pennsylvania

February 27, 2019

Part I—FINANCIAL INFORMATION

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	December 31,
	2019	2018
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$6,006 and $6,457, respectively)	$5,661	$6,217
Non-controlled/affiliated investments (amortized cost—$686 and $382, respectively)	717	358
Controlled/affiliated investments (amortized cost—$1,117 and $917, respectively)	979	812

Total investments, at fair value (amortized cost—$7,809 and $7,756, respectively)	7,357	7,387
Cash	93	101
Foreign currency, at fair value (cost—$13 and $3, respectively)	13	3
Receivable for investments sold and repaid	657	144
Income receivable	82	60
Unrealized appreciation on foreign currency forward contracts	1	3
Deferred financing costs	10	6
Prepaid expenses and other assets	3	1

Total assets	$8,216	$7,705

Liabilities
Payable for investments purchased	$15	$6
Debt (net of deferred financing costs of $9 and $3, respectively)(1)	4,173	3,391
Unrealized depreciation on swap contracts	—	16
Unrealized depreciation on foreign currency forward contracts	0	0
Stockholder distributions payable	96	45
Management and investment adviser fees payable	30	20
Subordinated income incentive fees payable(2)	—	14
Administrative services expense payable	3	1
Interest payable	23	28
Directors’ fees payable	0	0
Other accrued expenses and liabilities	10	18

Total liabilities	4,350	3,539

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 506,327,064 and 531,478,739 shares issued and outstanding, respectively	1	1
Capital in excess of par value	4,041	4,235
Retained earnings (accumulated deficit)(4)	(176)	(70)

Total stockholders’ equity	3,866	4,166

Total liabilities and stockholders’ equity	$8,216	$7,705

Net asset value per share of common stock at year end	$7.64	$7.84

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Investment income
From non-controlled/unaffiliated investments:
Interest income	$571	$305	$319
Paid-in-kind interest income	40	34	32
Fee income	42	13	41
Dividend income	10	8	0
From non-controlled/affiliated investments:
Interest income	28	3	11
Paid-in-kind interest income	16	2	3
Fee income	—	—	3
From controlled/affiliated investments:
Interest income	11	9	4
Paid-in-kind interest income	4	19	6
Dividend income	57	1	—

Total investment income	779	394	419

Operating expenses
Management fees(1)	115	63	73
Subordinated income incentive fees(2)	57	26	50
Administrative services expenses	9	4	3
Accounting and administrative fees	2	1	1
Interest expense(3)	170	84	79
Directors’ fees	1	1	1
Other general and administrative expenses	8	6	6

Total operating expenses	362	185	213
Management fee waiver(1)	—	(3)	(3)

Net expenses	362	182	210

Net investment income before taxes	417	212	209
Excise taxes	7	7	5

Net investment income	410	205	204

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Operations (continued)

(in millions, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	$(114)	$(116)	$(98)
Non-controlled/affiliated investments	32	(9)	9
Controlled/affiliated investments	1	—	(53)
Net realized gain (loss) on swap contracts	(11)	0	—
Net realized gain (loss) on foreign currency forward contracts	12	—	—
Net realized gain (loss) on secured borrowing	—	—	0
Net realized gain (loss) on foreign currency	2	6	0
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(105)	(48)	137
Non-controlled/affiliated investments	55	(57)	(17)
Controlled/affiliated investments	(33)	(113)	6
Net change in unrealized appreciation (depreciation) on swap contracts	16	(16)	—
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(2)	3	—
Net change in unrealized appreciation (depreciation) on secured borrowing	—	—	0
Net change in unrealized gain (loss) on foreign currency	(17)	(3)	(6)
Change in unrealized appreciation from merger accounting(4)	—	717	—

Total net realized and unrealized gain (loss)	(164)	364	(22)

Net increase (decrease) in net assets resulting from operations	$246	$569	$182

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.47	$2.26 (5)	$0.74

Weighted average shares outstanding	518,946,741	251,377,426	245,270,969

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

FS KKR Capital Corp.

Consolidated Statements of Changes in Net Assets

(in millions)

	Year Ended December 31,
	2019	2018	2017
Operations
Net investment income (loss)	$410	$205	$204
Net realized gain (loss) on investments, swap contracts, secured borrowing and foreign currency	(78)	(119)	(142)
Net change in unrealized appreciation (depreciation) on investments, swap contracts, foreign currency forward contracts and secured borrowing(1)	(69)	(231)	126
Net change in unrealized gain (loss) on foreign currency	(17)	(3)	(6)
Change in unrealized appreciation from merger accounting	—	717	—

Net increase (decrease) in net assets resulting from operations	246	569	182

Stockholder distributions(2)
Distributions to stockholders	(393)	(205)	(211)

Net decrease in net assets resulting from stockholder distributions	(393)	(205)	(211)

Capital share transactions(3)
Issuance of common stock	—	1,567	—
Reinvestment of stockholder distributions	—	—	16
Repurchases of common stock	(153)	(50)	—

Net increase (decrease) in net assets resulting from capital share transactions	(153)	1,517	16

Total increase (decrease) in net assets	(300)	1,881	(13)
Net assets at beginning of year	4,166	2,285	2,297

Net assets at end of year	$3,866	$4,166	$2,285

(1)	See Note 7 for a discussion of the Company’s financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$246	$569	$182
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(2,907)	(761)	(1,284)
Paid-in-kind interest	(60)	(55)	(41)
Proceeds from sales and repayments of investments	2,854	1,187	1,135
Net realized (gain) loss on investments	81	125	143
Net change in unrealized (appreciation) depreciation on investments(1)	83	218	(127)
Net change in unrealized (appreciation) depreciation on swap contracts	(16)	16	—
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	2	(3)	—
Change in unrealized appreciation from merger accounting	—	(717)	—
Accretion of discount	(21)	(7)	(25)
Amortization of deferred financing costs and discount	6	6	5
Unrealized (gain)/loss on borrowings in foreign currency	19	(3)	6
(Increase) decrease in receivable for investments sold and repaid	(513)	(141)	72
(Increase) decrease in income receivable	(22)	(29)	5
(Increase) decrease in prepaid expenses and other assets	(2)	1	(1)
Increase (decrease) in payable for investments purchased	9	4	(4)
Increase (decrease) in management fees payable	10	5	(3)
Increase (decrease) in subordinated income incentive fees payable	(14)	1	—
Increase (decrease) in administrative services expense payable	2	1	—
Increase (decrease) in interest payable	(5)	5	3
Increase (decrease) in other accrued expenses and liabilities	(8)	11	—
Other liabilities acquired from merger net of other assets	—	(146)	—
Merger costs capitalized into purchase price	—	(7)	—

Net cash provided by (used in) operating activities	(256)	280	66

Cash flows from financing activities
Cash purchased in merger	—	197	—
Reinvestment of stockholder distributions	—	—	16
Repurchases of common stock	(153)	(50)	—
Stockholder distributions	(342)	(207)	(218)
Borrowings under credit facilities(2)	3,749	482	291
Borrowings under unsecured notes(2)	1,045	—	—
Secured borrowing(2)	—	—	(3)
Repayments of credit facilities(2)	(3,210)	(732)	(275)
Repayments under unsecured notes(2)	(805)	—	—
Deferred financing costs and discount paid	(26)	(5)	(3)

Net cash provided by (used in) financing activities	258	(315)	(192)

Total increase (decrease) in cash	2	(35)	(126)
Cash and foreign currency at beginning of year	104	139	265

Cash and foreign currency at end of year	$106	$104	$139

Supplemental disclosure
Non-cash purchases of investments	$(138)	$—	$—

Non-cash sales of investments	$138	$—	$—

Local and excise taxes paid	$9	$6	$6

(1)	For the year ended December 31, 2018, excludes $4,428 of cost of investments acquired from the Merger.

(2)

For the year ended December 31, 2018, excludes $1,928 of debt assumed from the Merger. See Note 9 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2019, 2018 and 2017, the Company paid $171, $82 and $71, respectively, in interest expense on the credit facilities and unsecured notes.

Supplemental disclosure of non-cash operating and financing activities:

In connection with the Merger on December 19, 2018, the Company issued common stock of $1,574 and acquired investments at fair value of $4,168 ($4,428 at cost) and other assets of $64 and assumed debt of $1,928 and other liabilities of $210.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—96.3%
5 Arch Income Fund 2, LLC	(l)(q)	Diversified Financials	10.5%		11/18/23	$32.1	$32.1	$31.0
5 Arch Income Fund 2, LLC	(l)(q)(v)	Diversified Financials	10.5%		11/18/23	45.5	45.5	44.0
A10 Capital LLC	(g)(h)	Diversified Financials	L+650	1.0%	5/1/23	30.3	30.0	29.9
A10 Capital LLC	(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.0	13.9
Abaco Systems, Inc	(e)(g)(h)(i)	Capital Goods	L+600	1.0%	12/7/21	61.2	60.1	61.2
ABB CONCISE Optical Group LLC	(g)(h)(x)	Retailing	L+500	1.0%	6/15/23	12.9	13.0	12.3
Accuride Corp	(g)(h)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	17.9	17.7	14.3
Advanced Lighting Technologies Inc	(g)(z)	Materials	L+750	1.0%	10/4/22	20.0	17.9	13.1
Advantage Sales & Marketing Inc	(g)(h)(x)	Commercial & Professional Services	L+325	1.0%	7/23/21	12.3	11.9	11.9
Alion Science & Technology Corp	(h)(x)	Capital Goods	L+450	1.0%	8/19/21	2.7	2.7	2.7
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+625	1.0%	10/31/23	86.4	86.4	87.3
All Systems Holding LLC	(g)	Commercial & Professional Services	L+625	1.0%	10/31/23	10.6	10.6	10.7
All Systems Holding LLC	(v)	Commercial & Professional Services	L+625	1.0%	10/31/23	24.8	24.8	25.0
AltEn, LLC	(g)(n)(w)(y)	Energy	L+400 PIK (L+400 Max PIK)	0.0%	9/12/21	35.8	2.7	1.5
AM General LLC	(e)(g)(h)(i)	Capital Goods	L+725	1.0%	12/28/21	147.6	147.1	148.9
American Tire Distributors Inc	(g)(k)(x)	Automobiles & Components	L+750	1.0%	9/2/24	23.2	21.9	20.8
Ammeraal Beltech Holding BV	(g)(l)(x)	Capital Goods	E+375	0.0%	7/30/25	€2.0	2.3	2.2
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	49.2	60.5	55.3
Apex Group Limited	(l)(v)	Diversified Financials	L+700	1.3%	6/15/23	$1.9	1.8	1.9
Apex Group Limited	(g)(h)(l)	Diversified Financials	L+700	1.3%	6/15/25	18.7	18.4	18.8
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.5%	6/15/25	£31.6	40.2	42.1
Aspect Software Inc	(v)	Software & Services	L+500	1.0%	7/15/23	$0.7	0.7	0.7
Aspect Software Inc	(g)	Software & Services	L+500	1.0%	1/15/24	3.0	2.7	2.7
athenahealth Inc	(g)(x)	Health Care Equipment & Services	L+450	0.0%	2/11/26	24.8	25.0	25.0
AVF Parent LLC	(g)(n)(w)	Retailing	L+925 PIK (L+925 Max PIK)	1.3%	3/1/24	56.0	54.3	17.6
Bellatrix Exploration Ltd	(g)(l)	Energy	10.0%		3/31/20	0.7	0.7	0.7
Bellatrix Exploration Ltd	(l)(v)	Energy	10.0%		3/31/20	0.3	0.3	0.3
Berner Food & Beverage LLC	(g)(i)	Food & Staples Retailing	L+875	1.0%	2/2/23	75.8	75.4	76.4
Borden Dairy Co	(g)(n)(w)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23	70.0	67.5	36.2
Brand Energy & Infrastructure Services Inc	(g)(h)(x)	Capital Goods	L+425	1.0%	6/21/24	7.5	7.3	7.5
Camping World Good Sam	(g)(k)(x)	Consumer Durables & Apparel	L+275	0.8%	11/8/23	1.0	0.9	0.9
CEPSA Holdco (Matador Bidco)	(g)(l)(x)	Energy	L+475	0.0%	10/15/26	2.0	2.0	2.0
CHS/Community Health Systems, Inc.	(g)(l)(x)	Health Care Equipment & Services	8.0%		3/15/26	2.6	2.6	2.7
Commercial Barge Line Co	(g)(x)	Transportation	L+875	1.0%	11/12/20	4.4	4.2	2.3
Compassus LLC	(g)(k)(x)	Health Care Equipment & Services	L+500	1.0%	12/31/26	3.5	3.4	3.4
CSafe Global	(g)	Capital Goods	L+650	1.0%	11/1/21	3.8	3.8	3.8
CSafe Global	(v)	Capital Goods	L+650	1.0%	11/1/21	2.1	2.1	2.0
CSafe Global	(g)(h)	Capital Goods	L+650	1.0%	10/31/23	55.5	55.5	55.1
CSafe Global	(v)	Capital Goods	L+650	1.0%	10/31/23	11.7	11.7	11.7
CSM Bakery Products	(g)(h)(x)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	2.4	2.4	2.4
CTI Foods Holding Co LLC	(g)	Food, Beverage & Tobacco	L+700	1.0%	5/3/24	3.0	3.0	2.9
Distribution International Inc	(g)(h)(x)	Retailing	L+575	1.0%	12/15/23	27.9	24.8	26.9

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Eagle Family Foods Inc	(g)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	$1.3	$1.3	$1.2
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	5.9	5.8	5.7
Eagle Family Foods Inc	(g)(h)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	46.9	46.5	45.5
Electronics For Imaging Inc	(g)(x)	Technology Hardware & Equipment	L+500	0.0%	7/23/26	24.7	23.5	23.1
Empire Today LLC	(e)(g)(h)	Retailing	L+650	1.0%	11/17/22	79.5	79.5	79.4
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575	1.0%	9/30/24	1.0	1.0	1.0
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575	1.0%	9/30/24	4.1	4.1	4.0
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575	1.0%	9/30/25	30.3	30.0	30.0
Frontline Technologies Group LLC	(g)(h)(i)	Software & Services	L+575	1.0%	9/18/23	95.1	94.4	95.4
Greystone & Co Inc	(e)(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	37.2	36.9	37.8
Greystone Equity Member Corp	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	58.6	58.6	57.1
Greystone Equity Member Corp	(l)(v)	Diversified Financials	L+725	3.8%	4/1/26	2.2	2.2	2.1
Heniff Transportation Systems LLC	(g)	Transportation	L+575	1.0%	12/3/24	0.7	0.7	0.7
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	7.6	7.6	7.6
Heniff Transportation Systems LLC	(i)	Transportation	L+575	1.0%	12/3/26	26.0	25.7	25.7
Heniff Transportation Systems LLC	(g)	Transportation	L+575	1.0%	12/3/26	38.9	38.9	38.9
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	0.8	0.6	0.4
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	0.1	0.1	0.1
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	33.5	33.3	19.1
Hunt Mortgage	(e)(g)(h)	Diversified Financials	L+600	1.0%	2/14/23	79.2	78.6	80.7
Icynene Group Ltd	(e)(g)(h)	Materials	L+700	1.0%	11/30/24	29.4	29.4	29.7
ID Verde	(l)(v)	Commercial & Professional Services	L+700	0.0%	3/29/24	€30.0	32.9	33.7
ID Verde	(g)(l)	Commercial & Professional Services	L+725	0.0%	3/29/25	£4.2	5.0	5.6
Imagine Communications Corp	(g)(h)	Media & Entertainment	L+750	1.0%	4/29/20	$14.0	14.0	14.0
Imagine Communications Corp	(g)(l)	Media & Entertainment	L+750	1.0%	4/29/20	2.1	2.1	2.1
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	L+650	0.0%	6/30/26	€19.3	20.6	21.2
Industria Chimica Emiliana Srl	(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	6/30/26	11.6	12.7	12.7
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$26.6	26.6	28.9
J S Held LLC	(g)(h)	Insurance	L+600	1.0%	7/1/25	54.6	54.0	54.6
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	13.0	13.0	13.0
J S Held LLC	(g)	Insurance	L+600	1.0%	7/1/25	1.1	1.1	1.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	5.1	5.1	5.1
JHT Holdings Inc	(e)(h)(i)	Capital Goods	L+850	1.0%	5/4/22	18.9	18.8	19.5
Jo-Ann Stores Inc	(h)(x)	Retailing	L+500	1.0%	10/20/23	8.8	8.7	6.2
Jostens Inc	(g)(x)	Consumer Services	L+550	0.0%	12/19/25	7.8	7.8	7.8
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+650	1.0%	2/5/20	26.8	26.8	26.6
Kellermeyer Bergensons Services LLC	(g)(i)	Commercial & Professional Services	L+650	1.0%	11/7/26	116.7	115.5	115.5
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+650	1.0%	11/7/26	35.0	35.0	34.6
Kodiak BP LLC	(g)(h)	Capital Goods	L+725	1.0%	12/1/24	57.5	57.3	57.5
Kodiak BP LLC	(v)	Capital Goods	L+725	1.0%	12/1/24	28.1	28.0	28.1
Koosharem LLC	(g)(k)(x)	Commercial & Professional Services	L+450	1.0%	4/18/25	—	—	—
Laird PLC	(g)(l)(x)	Technology Hardware & Equipment	L+450	0.0%	7/9/25	1.9	1.8	1.9
Lexitas Inc	(i)	Commercial & Professional Services	L+575	1.0%	11/14/25	19.0	18.8	18.8

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Lexitas Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/14/25		$8.0	$8.0	$7.9
Lexitas Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/14/25		2.5	2.5	2.5
Lionbridge Technologies Inc	(g)(i)	Consumer Services	L+625	1.0%	12/27/25		99.4	98.9	98.9
Lipari Foods LLC	(g)	Food & Staples Retailing	L+588	1.0%	1/6/25		19.4	19.4	19.4
Lipari Foods LLC	(v)	Food & Staples Retailing	L+588	1.0%	1/6/25		21.8	21.8	21.8
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25		85.3	84.5	85.2
Matchesfashion Ltd	(h)(l)	Consumer Durables & Apparel	L+463	0.0%	10/16/24		12.7	12.0	11.5
MB Precision Holdings LLC	(g)(y)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21		4.6	4.5	4.6
MI Windows & Doors Inc	(g)(x)	Capital Goods	L+550	1.0%	11/6/26		9.0	8.5	9.0
Micronics Filtration Holdings Inc	(e)(g)(n)(w)	Capital Goods	L+800, 0.5% PIK (0.5% Max PIK)	1.3%	12/11/20		61.7	61.6	38.2
Motion Recruitment Partners LLC	(g)	Commercial & Professional Services	L+600	1.0%	12/20/25		37.9	37.5	37.5
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+600	1.0%	12/20/25		6.8	6.8	6.8
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+600	1.0%	12/20/25		29.8	29.8	29.8
Multi-Color Corp	(g)(l)(x)	Commercial & Professional Services	6.8%		7/15/26		4.3	4.3	4.5
NBG Home	(g)(h)(i)(x)	Consumer Durables & Apparel	L+550	1.0%	4/26/24		58.6	58.3	45.5
NCI Inc	(g)(h)(i)	Software & Services	L+750	1.0%	8/15/24		81.9	81.2	79.2
North Haven Cadence Buyer Inc	(v)	Consumer Services	L+500	1.0%	9/2/21		0.9	0.9	0.9
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+650	1.0%	9/2/22		12.4	12.4	12.4
North Haven Cadence Buyer Inc	(v)	Consumer Services	L+650	1.0%	9/2/22		2.8	2.8	2.8
North Haven Cadence Buyer Inc	(e)(g)(h)	Consumer Services	L+793	1.0%	9/2/22		18.3	18.3	18.3
One Call Care Management Inc	(g)(x)(y)	Insurance	L+525	1.0%	11/27/22		4.9	4.2	4.6
Ontic Engineering & Manufacturing Inc	(g)(x)	Capital Goods	L+475	0.0%	10/30/26		1.6	1.6	1.6
Ontic Engineering & Manufacturing Inc	(v)(x)	Capital Goods	L+238	0.0%	10/31/26		0.3	0.3	0.3
Onvoy LLC	(g)(x)	Telecommunication Services	L+450	1.0%	2/10/24		1.1	1.1	1.0
PAE Holding Corp	(g)(x)	Capital Goods	L+550	1.0%	10/20/22		2.9	2.9	2.9
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+350	0.0%	8/1/24		4.6	4.3	3.8
Petroplex Acidizing Inc	(g)(y)	Energy	L+725, 1.8% PIK (1.8% Max PIK)	1.0%	12/30/21		22.2	22.2	22.2
Power Distribution Inc	(g)(h)	Capital Goods	L+725	1.3%	1/25/23		27.9	27.9	26.0
Project Marron	(g)(l)	Consumer Services	B+625	0.0%	7/3/25	A$	1.5	1.0	1.0
PSKW LLC	(e)(g)(h)	Health Care Equipment & Services	L+768	1.0%	11/25/21		$36.2	36.2	36.2
PSKW LLC	(e)	Health Care Equipment & Services	L+768	1.0%	11/25/21		8.8	8.8	8.8
PSKW LLC	(e)	Health Care Equipment & Services	L+768	1.0%	11/25/21		4.4	4.4	4.4
Qdoba Restaurant Corp	(g)(h)(x)	Consumer Services	L+700	1.0%	3/21/25		12.8	12.6	12.9
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	L+675	1.0%	4/29/22		—	—	—
Reliant Rehab Hospital Cincinnati LLC	(e)(g)(h)(i)	Health Care Equipment & Services	L+675	1.0%	9/2/24		103.1	102.3	101.1
Roadrunner Intermediate Acquisition Co LLC	(e)(g)(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		31.6	31.6	31.0
RSC Insurance Brokerage Inc	(g)(i)	Insurance	L+550	1.0%	11/1/26		77.7	76.9	76.9
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	11/1/26		19.6	19.4	19.4
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	11/1/26		3.2	3.1	3.1
Safariland LLC	(g)(y)	Capital Goods	L+775	1.1%	11/18/23		2.8	2.8	2.6
Safariland LLC	(g)(h)(y)	Capital Goods	L+775	1.1%	11/18/23		123.3	123.3	116.2
Savers Inc	(e)(g)(h)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		43.7	43.2	43.3
Savers Inc	(g)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	60.6	44.7	47.6

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Sequa Corp	(g)(h)(k)(x)	Materials	L+500	1.0%	11/28/21		$24.2	$24.1	$24.2
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.8	13.8	13.9
Sequel Youth & Family Services LLC	(e)(g)(h)	Health Care Equipment & Services	L+800	0.0%	9/1/23		80.0	80.0	80.1
Sequential Brands Group Inc.	(g)(h)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		59.4	58.5	58.4
Smart Foodservice	(g)(x)	Food & Staples Retailing	L+475	0.0%	6/20/26		2.7	2.6	2.7
SMART Global Holdings Inc	(g)(h)(l)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		19.2	19.2	19.2
Sorenson Communications LLC	(g)(h)(x)	Telecommunication Services	L+650	0.0%	4/29/24		14.2	13.7	14.1
Staples Canada	(g)(l)	Retailing	L+700	1.0%	9/12/24	C$	9.8	7.6	7.7
Sungard Availability Services Capital Inc	(g)	Software & Services	L+750	1.0%	2/3/22		$0.5	0.5	0.5
Sungard Availability Services Capital Inc	(v)	Software & Services	L+750	1.0%	2/3/22		0.5	0.5	0.5
Sutherland Global Services Inc	(h)(l)(x)	Software & Services	L+538	1.0%	4/23/21		4.5	4.5	4.5
Sweet Harvest Foods Management Co	(g)(i)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	5/30/23		26.6	26.5	25.1
Syncsort Inc	(g)(x)	Software & Services	L+600	1.0%	8/16/24		4.8	4.4	4.6
Tangoe LLC	(e)(g)(h)	Software & Services	L+650	1.0%	11/28/25		89.7	88.9	89.8
Team Health Inc	(g)(h)(x)	Health Care Equipment & Services	L+275	1.0%	2/6/24		12.5	12.2	10.2
ThermaSys Corp	(g)(y)	Capital Goods	L+600	1.0%	12/28/23		6.7	7.1	6.4
ThreeSixty Group	(g)(h)(i)	Retailing	L+700	1.0%	3/1/23		50.2	49.8	45.5
ThreeSixty Group	(e)(g)(h)(i)	Retailing	L+700	1.0%	3/1/23		49.9	49.4	45.2
Torrid Inc	(g)(h)	Retailing	L+675	1.0%	12/14/24		31.7	31.4	31.9
Total Safety US Inc	(g)(x)	Capital Goods	L+600	1.0%	8/16/25		4.1	3.7	3.9
Trace3 Inc	(e)(g)(h)	Software & Services	L+675	1.0%	8/3/24		92.8	92.8	92.0
Transaction Services Group Ltd	(l)(v)	Consumer Services	L+600	0.0%	10/15/26		21.1	21.1	20.7
Transaction Services Group Ltd	(g)(l)	Consumer Services	L+600	0.0%	10/15/26		£6.1	7.8	8.0
Truck-Lite Co LLC	(v)	Automobiles & Components	L+625	1.0%	12/13/24		$11.8	11.7	11.7
Truck-Lite Co LLC	(g)(i)	Automobiles & Components	L+625	1.0%	12/13/26		110.3	109.2	109.2
Truck-Lite Co LLC	(v)	Automobiles & Components	L+625	1.0%	12/13/26		16.2	16.1	16.1
Utility One Source LP	(h)(x)	Capital Goods	L+550	1.0%	4/18/23		—	—	—
Vertiv Group Corp	(g)(h)(x)	Technology Hardware & Equipment	L+400	1.0%	11/30/23		15.6	15.0	15.6
Virgin Pulse Inc	(e)(g)(h)(i)	Software & Services	L+650	1.0%	5/22/25		136.9	136.0	137.0
Vivint Inc	(g)(h)(x)	Commercial & Professional Services	L+500	0.0%	4/1/24		23.6	23.4	23.6
Warren Resources Inc	(h)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	1/26/21		10.5	10.5	10.5
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	8/26/21		5.7	5.7	5.7
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24		19.5	19.5	19.5
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24		8.1	8.1	8.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24		30.2	30.1	30.2
Yak Access LLC	(g)(k)(x)	Capital Goods	L+500	0.0%	7/11/25		0.9	0.8	0.9
Zeta Interactive Holdings Corp	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22		15.8	15.8	15.8
Zeta Interactive Holdings Corp	(v)	Software & Services	L+750	1.0%	7/29/22		0.6	0.6	0.6

Total Senior Secured Loans—First Lien								4,288.2	4,143.6
Unfunded Loan Commitments								(419.5)	(419.5)

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Net Senior Secured Loans—First Lien							$3,868.7	$3,724.1

Senior Secured Loans—Second Lien—30.9%
Abaco Systems, Inc	(e)(g)	Capital Goods	L+1,050	1.0%	6/7/22	$63.4	62.7	63.4
Access CIG LLC	(g)(x)	Software & Services	L+775	0.0%	2/27/26	0.6	0.6	0.6
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+650	1.0%	7/25/22	3.9	3.5	3.5
Agro Merchants Global LP	(g)	Transportation	L+800	1.0%	11/30/25	13.4	13.1	13.5
Albany Molecular Research Inc	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25	8.3	8.3	8.3
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	€32.8	40.3	32.2
Amtek Global Technology Pte Ltd	(g)(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	4.2	4.6	4.1
Arena Energy LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	$9.0	9.0	8.7
athenahealth Inc	(g)	Health Care Equipment & Services	L+850	0.0%	2/11/27	112.9	111.9	115.2
Belk Inc	(g)	Retailing	10.5%		6/12/23	19.5	15.5	15.5
Belk Inc	(g)	Retailing	10.5%		6/12/25	99.6	98.5	67.7
Bellatrix Exploration Ltd	(g)(l)	Energy	8.5%		9/11/23	1.9	1.9	1.9
Bellatrix Exploration Ltd	(g)(l)(n)(w)	Energy	8.5%		9/11/23	4.5	4.1	1.4
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	6/7/22	17.9	17.9	17.9
Chisholm Oil & Gas Operating LLC	(g)	Energy	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	16.1	16.0	12.2
CommerceHub Inc	(g)(h)	Software & Services	L+775	0.0%	5/21/26	69.3	67.5	69.0
Culligan International Co	(g)(h)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.4	84.3
EaglePicher Technologies LLC	(g)(x)	Capital Goods	L+725	0.0%	3/8/26	3.0	3.0	2.9
Electronics For Imaging Inc	(g)(x)	Technology Hardware & Equipment	L+900	0.0%	7/23/27	6.2	5.9	5.9
Emerald Performance Materials LLC	(g)(x)	Materials	L+775	1.0%	8/1/22	3.0	3.0	2.9
Excelitas Technologies Corp	(g)(x)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	8.4	8.6	8.2
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.8	9.9
Invictus	(g)(x)	Materials	L+675	0.0%	3/30/26	0.6	0.6	0.5
LBM Borrower LLC	(g)(x)	Capital Goods	L+925	1.0%	8/20/23	21.3	21.2	21.0
MedAssets Inc	(e)(g)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	61.9	53.1
Misys Ltd	(g)(l)(x)	Software & Services	L+725	1.0%	6/13/25	6.2	6.2	6.1
NBG Home	(g)	Consumer Durables & Apparel	L+975	1.0%	9/30/24	34.2	33.8	20.5
NEP Broadcasting LLC	(g)(x)	Media & Entertainment	L+700	0.0%	10/19/26	1.0	1.0	0.9
OEConnection LLC	(g)	Software & Services	L+825	0.0%	9/25/27	34.1	33.7	33.8
Ontic Engineering & Manufacturing Inc	(g)	Capital Goods	L+850	0.0%	10/29/27	23.2	22.7	22.7
P2 Energy Solutions, Inc.	(g)(x)	Software & Services	L+800	1.0%	4/30/21	71.3	70.8	69.6
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750	0.0%	10/26/26	2.4	2.4	2.4
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+725	1.0%	8/1/25	0.2	0.2	0.1
Petrochoice Holdings Inc	(e)(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	63.9	64.2
Polyconcept North America Inc	(g)	Household & Personal Products	L+1,000	1.0%	2/16/24	29.4	28.9	29.7
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.3	69.9
Rise Baking Company	(g)(h)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.9	30.6
Sequa Corp	(g)(h)(x)	Materials	L+900	1.0%	4/28/22	22.0	21.9	21.7
SIRVA Worldwide Inc	(g)(x)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.5	3.7
Sorenson Communications LLC	(f)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	16.2	15.7	16.2
Sparta Systems Inc	(g)	Software & Services	L+825	1.0%	7/27/25	35.1	34.6	30.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	2.0	2.0	2.0
Vestcom International Inc	(g)(h)	Consumer Services	L+800	1.0%	12/19/24	70.5	70.0	70.5

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
WireCo WorldGroup Inc	(g)(h)(x)	Capital Goods	L+900	1.0%	9/30/24	$13.7	$13.7	$12.5
Wittur Holding GmbH	(g)(l)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€56.3	59.9	61.3
Z Gallerie LLC	(g)(y)	Retailing	12.0%		6/20/21	$2.9	2.9	2.8

Total Senior Secured Loans—Second Lien							1,272.8	1,195.9

Other Senior Secured Debt—6.2%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	31.9	23.6	—
Angelica Corp	(n)(t)(w)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	43.8	42.3	29.8
Black Swan Energy Ltd	(e)(l)	Energy	9.0%		1/20/24	6.0	6.0	6.1
Cleaver-Brooks Inc	(g)(x)	Capital Goods	7.9%		3/1/23	9.4	9.5	9.4
Enterprise Development Authority	(g)(x)	Consumer Services	12.0%		7/15/24	3.6	3.7	4.1
FourPoint Energy LLC	(e)(f)(g)	Energy	9.0%		12/31/21	74.8	73.8	71.1
JW Aluminum Co	(e)(g)(y)	Materials	10.3%		6/1/26	36.5	36.5	38.3
Lycra	(g)(l)(x)	Consumer Durables & Apparel	7.5%		5/1/25	5.4	5.4	4.4
Maxim Crane Works LP / Maxim Finance Corp	(g)(x)	Capital Goods	10.1%		8/1/24	0.1	0.1	0.1
Mood Media Corp	(f)(g)(y)	Media & Entertainment	L+1,400 PIK (L+1,400 Max PIK)	0.0%	12/31/23	37.9	36.9	36.4
MultiPlan Inc	(g)(x)	Health Care Equipment & Services	7.1%		6/1/24	1.7	1.8	1.7
Pattonair Holdings Ltd	(g)(l)(x)	Capital Goods	9.0%		11/1/22	8.3	8.4	8.7
Rockport (Relay)	(g)(n)(w)	Consumer Durables & Apparel	15.0% PIK (15.0% Max PIK)		7/31/22	25.8	22.0	0.1
TruckPro LLC	(g)(x)	Capital Goods	11.0%		10/15/24	3.5	3.3	3.6
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	7.7
Vivint Inc	(g)(x)	Commercial & Professional Services	7.9%		12/1/22	4.2	4.0	4.2
Vivint Inc	(g)(x)	Commercial & Professional Services	7.6%		9/1/23	12.6	12.9	11.9

Total Other Senior Secured Debt							297.7	237.6

Subordinated Debt—10.6%
Alion Science & Technology Corp	(e)(g)	Capital Goods	11.0%		8/1/22	68.6	68.1	68.6
Alion Science & Technology Corp	(g)	Capital Goods	11.0%		8/31/22	22.2	21.9	22.2
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.1
athenahealth Inc	(g)	Health Care Equipment & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%	2/11/27	63.4	63.4	63.9
Byrider Finance LLC	(g)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	1.2	1.2	1.2
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	23.4	23.1	20.5
Craftworks Rest & Breweries Group Inc	(g)	Consumer Services	12.0% PIK (12.0% Max PIK)		11/1/24	7.3	7.2	5.5
DEI Sales Inc	(e)(g)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		2/28/23	77.1	76.6	69.6
Diamond Resorts International Inc	(g)(x)	Consumer Services	10.8%		9/1/24	1.7	1.7	1.8
GFL Environmental Inc	(g)(l)(x)	Commercial & Professional Services	8.5%		5/1/27	6.1	6.2	6.7
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	€128.8	129.3	76.8
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	3.8	0.5	0.2
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/23	44.3	0.9	—
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	18.0% PIK (18.0% Max PIK)		12/31/24	57.6	12.9	3.6
Imagine Communications Corp	(g)	Media & Entertainment	12.5% PIK (12.5% Max PIK)		10/29/20	$0.8	0.8	0.8
Kenan Advantage Group Inc	(g)(x)	Transportation	7.9%		7/31/23	5.1	5.1	5.0
LifePoint Hospitals Inc	(g)(x)	Health Care Equipment & Services	9.8%		12/1/26	8.4	8.4	9.6
Nouryon (fka Akzo Nobel Specialty Chemicals)	(g)(l)(x)	Materials	8.0%		10/1/26	1.5	1.5	1.6
PAREXEL International Corp	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	0.1	0.1	0.1

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Plastipak Holdings Inc	(g)(x)	Materials	6.3%		10/15/25	$1.0	$1.0	$0.9
Ply Gem Holdings Inc	(g)(x)	Capital Goods	8.0%		4/15/26	7.7	7.6	8.1
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	11.6%		4/15/23	4.0	4.0	3.4
SRS Distribution Inc	(g)(x)	Capital Goods	8.3%		7/1/26	7.0	6.9	7.2
Team Health Inc	(g)(x)	Health Care Equipment & Services	6.4%		2/1/25	$2.8	2.6	1.9
Vertiv Group Corp	(g)(x)	Technology Hardware & Equipment	9.3%		10/15/24	22.8	22.9	24.5
Vivint Inc	(g)(x)	Commercial & Professional Services	8.8%		12/1/20	4.9	4.9	4.9
Z Gallerie LLC	(g)(y)	Retailing	L+650	1.0%	6/20/22	1.8	1.5	1.4

Total Subordinated Debt							480.4	410.1

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—19.1%
801 5th Ave, Seattle, Structure Mezzanine	(g)(l)(z)	Real Estate	8.0%, 0.0% PIK (3.0% Max PIK)		12/19/29	$52.9	$52.9	$52.9
801 5th Ave, Seattle, Private Equity	(g)(l)(n)(z)	Real Estate				8,799,177	8.8	8.8
Abacus JV, Private Equity	(g)(l)	Insurance				24,826,951	24.8	24.8
Accelerator Investments Aggregator LP, Private Equity	(g)(l)(n)	Diversified Financials				3,303,010	3.8	3.7
Altavair AirFinance, Private Equity	(g)(l)	Capital Goods				9,582,223	9.6	9.8
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	4.4	0.9
Australis Maritime, Common Stock	(g)(l)(n)	Transportation				9,430,576	9.4	9.4
Bank of Ireland, Class B Credit Linked Floating Rate Note	(j)(l)	Banks	L+1,185		12/4/27	$15.1	15.1	15.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.1	1.1	1.1
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$7.3	6.8	7.3
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.5	1.4	1.5
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.4	1.3	1.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$85.4	79.6	85.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$19.0	17.7	19.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.0	1.8	2.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$15.1	14.1	15.1
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$7.3	6.8	7.3
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.6	1.5	1.6
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$18.3	17.0	18.3
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$18.0	16.7	18.0
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				66,297,064	66.3	8.3
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$25.0	25.0	25.0
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$18.5	18.5	18.5
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				12,488,362	12.5	13.2
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				585,960	0.6	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	29.9%		5/31/23	$	N/A	$42.9	$54.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(g)(l)	Capital Goods					18,232,157	18.2	21.5
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	8.0%		6/22/22		€7.4	8.4	8.3
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	12.0%		6/22/22		€4.7	5.3	5.3
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation					1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation					62,976	62.0	22.7
Rampart CLO 2007 1A Class Subord.	(g)(l)(n)	Diversified Financials			10/25/21		$10.0	—	0.1
Sofi Lending Corp, 2019-C R1	(g)(l)	Diversified Financials			11/16/48		$21.2	12.0	12.1
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials					5,000,000	5.0	8.1
Toorak Capital Funding LLC, Membership Interest	(g)(l)(z)	Diversified Financials					N/A	4.2	5.3
Toorak Capital LLC, Membership Interest	(g)(z)	Diversified Financials					N/A	188.7	240.5
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)(n)	Diversified Financials			1/15/26		$42.5	12.0	8.1

Total Asset Based Finance								779.3	755.5
Unfunded Asset Based Finance Commitments								(18.5)	(18.5)

Net Asset Based Finance								760.8	737.0

Strategic Credit Opportunities, LLC—12.4%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials					$490.9	490.9	479.0

Total Strategic Credit Opportunities Partners								490.9	479.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—14.8%(k)
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				587,637	$16.5	$—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	9,262	0.1	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				N/A	7.4	10.7
All Systems Holding LLC, Common Stock	(g)(n)	Commercial & Professional Services				586,763	0.6	0.8
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	30.7	5.2
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(n)(z)	Automobiles & Components				1,190,759	1.0	0.6
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	1.5
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.7
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(o)	Energy				86,607,143	19.4	23.0
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,149,421	23.4	56.5
ASG Technologies, Warrant	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	6.3

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Aspect Software Inc, Common Stock	(g)(n)	Software & Services				161,261	$0.3	$0.3
Aspect Software Inc, Warrant	(g)(n)	Software & Services			1/15/24	161,008	—	—
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	3.1
Bellatrix Exploration Ltd, Warrant	(g)(l)(n)	Energy			9/11/23	127,489	—	—
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	—	—
Cengage Learning, Inc, Common Stock	(g)(n)	Media & Entertainment				227,802	7.5	4.2
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.6
CTI Foods Holding Co LLC, Common Stock	(g)(n)	Food, Beverage & Tobacco				5,836	0.7	0.5
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	0.1
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.1
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.1
Directed LLC, Warrant	(g)(n)	Consumer Durables & Apparel			12/31/25	649,538	—	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	2.1
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(n)(p)	Energy				21,000	21.0	2.2
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.4
FourPoint Energy LLC, Common Stock, Class E—II Units	(n)(p)	Energy				48,025	12.0	5.0
FourPoint Energy LLC, Common Stock, Class E—III Units	(n)(p)	Energy				70,875	17.7	7.4
Fronton BV, Common Stock	(n)(p)(y)	Consumer Services				14,943	—	1.4
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Class A1—A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	0.1	1.0
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,768,806	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	5.8
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	4,826,149	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	15.0	1.3
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				81,625	83.6	134.1
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	2.0
Imagine Communications Corp, Common Stock	(g)(n)	Media & Entertainment				33,034	3.8	4.1
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	0.5	0.8
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	1.2

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	$—	$—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK		2/15/28	8,404	90.4	127.2
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				N/A	6.5	0.1
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				N/A	17.6	—
MB Precision Holdings LLC, Preferred Stock	(n)(p)(y)	Capital Goods				8,952,623	1.9	1.2
MB Precision Holdings LLC, Class A—2 Units	(n)(p)(y)	Capital Goods				1,426,110	0.5	—
Micronics Filtration Holdings Inc, Common Stock	(g)(n)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)	Capital Goods				23	0.2	—
Mood Media Corp, Common Stock	(g)(n)(y)	Media & Entertainment				16,243,967	11.8	0.9
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
North Haven Cadence Buyer Inc, Common Stock	(g)(n)	Consumer Services				1,041,667	1.0	2.3
One Call Care Management Inc, Common Stock	(g)(n)(y)	Insurance				4,370,566,806	3.0	3.0
One Call Care Management Inc, Preferred Stock A	(g)(n)(y)	Insurance				466,194	32.3	32.3
One Call Care Management Inc, Preferred Stock B	(g)(y)	Insurance	9.0% PIK (9.0% Max PIK)		10/25/29	9,615,247	9.8	9.8
Petroplex Acidizing Inc, Preferred Stock A	(g)(y)	Energy	2.0%, 0.0% PIK (2.0% Max PIK)			24,258,500	4.2	4.2
Petroplex Acidizing Inc, Warrant	(g)(n)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(g)(n)	Household & Personal Products				29,376	2.9	5.9
Power Distribution Inc, Common Stock	(g)(n)	Capital Goods				1,941,431	1.7	0.8
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	14.4
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.7
Rockport (Relay), Warrant	(g)(n)	Consumer Durables & Apparel			8/2/28	1,215,682	—	—
Safariland LLC, Common Equity	(f)(n)(y)	Capital Goods				29,536	3.0	6.4
Sequential Brands Group Inc., Common Stock	(g)(x)	Consumer Durables & Apparel				206,664	2.8	0.1
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	35.5
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	3.5
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(f)(g)(n)	Software & Services				44,857	3.1	2.9
Sunnova Energy International Inc, Common Stock	(g)(n)(x)	Energy				97,515	1.1	1.1
ThermaSys Corp, Common Stock	(e)(f)(g)(n)(y)	Capital Goods				17,383,026	10.2	6.9
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.7	1.5
Towergate, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.6
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				16,450	—	—
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				116,814	0.2	0.2
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	0.7
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	0.3
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.3
Z Gallerie LLC, Common Stock	(g)(n)(y)	Retailing				1,862,460	0.7	0.7
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.5

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	$1.7	$2.2
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							637.7	572.9

TOTAL INVESTMENTS—190.3%							$7,809.0	7,356.6

LIABILITIES IN EXCESS OF OTHER ASSETS—(90.3%)								(3,490.6)

NET ASSETS—100%								$3,866.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2019	Unrealized Appreciation (Depreciation)
GBP	1/11/2023	JP Morgan Chase Bank	£7.0 Sold	$9.4	$9.5	$(0.1)
GBP	1/11/2023	JP Morgan Chase Bank	£1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£3.4 Sold	4.8	4.6	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£1.4 Sold	1.9	1.9	—
GBP	10/13/2021	JP Morgan Chase Bank	£3.4 Sold	4.6	4.6	—
EUR	7/17/2023	JP Morgan Chase Bank	€1.3 Sold	1.7	1.6	0.1

Total				$27.9	$27.1	$0.8

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.91%, the Euro Interbank Offered Rate, or EURIBOR, was (0.38)% and the U.S. Prime Lending Rate, or Prime, was 4.75%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

(j)	Security or portion thereof was held within CCT Dublin Funding Limited

(k)	Position or portion thereof unsettled as of December 31, 2019.

(l)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2019, 82.8% of the Company’s total assets represented qualifying assets.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

(y)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2019, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)
Senior Secured Loans—First Lien
AltEn, LLC	$2.9	$—	$—	$—	$(1.4)	$1.5	$—	$—
Aspect Software Inc(4)	2.7	—	(3.7)	—	1.0	—	—	—
Aspect Software Inc(4)	0.5	—	(0.7)	—	0.2	—	—	—
Charlotte Russe Inc	3.5	—	(1.2)	(8.2)	5.9	—	—	—
HM Dunn Co Inc	0.1	—	—	—	0.3	0.4	—	—
HM Dunn Co Inc	—	0.1	—	—	—	0.1	—	—
MB Precision Holdings LLC	4.6	0.3	(0.1)	—	(0.2)	4.6	0.6	0.1
One Call Care Management Inc	—	12.1	(19.6)	11.7	0.4	4.6	0.7	—
Petroplex Acidizing Inc	—	23.1	(0.9)	—	—	22.2	2.2	0.4
Safariland LLC(6)	—	2.8	—	—	(0.2)	2.6	0.2	—
Safariland LLC(6)	—	123.3	—	—	(7.1)	116.2	12.6	—
ThermaSys Corp	6.7	0.5	(0.1)	—	(0.7)	6.4	0.5	—
Senior Secured Loans—Second Lien
Z Gallerie LLC	—	2.9	—	—	(0.1)	2.8	0.2	—
Other Senior Secured Debt
JW Aluminum Co(5)	—	36.5	—	—	1.8	38.3	3.7	—
Mood Media Corp	26.6	44.3	(33.9)	—	(0.6)	36.4	4.1	1.1
Rockport (Relay)(4)	9.9	—	(30.9)	—	21.0	—	—	—
Subordinated Debt
Z Gallerie LLC	—	1.5	—	—	(0.1)	1.4	0.1	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	—	25.0	—	—	—	25.0	1.9	—
Home Partners JV, Common Stock	—	12.5	—	—	0.7	13.2	—	—
Home Partners JV, Private Equity	—	0.6	—	—	(0.6)	—	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	32.1	4.0	—	—	(13.4)	22.7	—	—
Equity/Other
AltEn, LLC, Membership Units	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	85.8	—	(30.0)	17.0	(16.3)	56.5	—	—
ASG Technologies, Warrants	6.7	—	—	—	(0.4)	6.3	—	—
Aspect Software Inc, Common Stock(4)	—	—	(10.5)	—	10.5	—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	—	—	—	—	1.4	1.4	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)
Home Partners of America Inc, Common Stock	$129.8	$—	$(30.0)	$11.7	$22.6	$134.1	$—	$—
Home Partners of America Inc, Warrant	1.1	—	—	—	0.9	2.0	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	—	90.4	—	—	36.8	127.2	0.9	14.0
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	0.1	—	—	(0.1)	1.2	—	—
Mood Media Corp, Common Stock	14.8	—	—	—	(13.9)	0.9	—	—
One Call Care Management Inc, Common Stock	—	3.0	—	—	—	3.0	—	—
One Call Care Management Inc, Preferred Stock A	—	32.3	—	—	—	32.3	—	—
One Call Care Management Inc, Preferred Stock B	—	9.8	—	—	—	9.8	0.2	—
Petroplex Acidizing Inc, Preferred Stock A	—	4.2	—	—	—	4.2	—	—
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	8.8	—	—	—	5.6	14.4	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—
Rockport (Relay), Class A Units(4)	—	—	—	—	—	—	—	—
Safariland LLC, Common Equity(6)	—	3.0	—	—	3.4	6.4	—	—
ThermaSys Corp, Common Stock	9.4	0.8	—	—	(3.3)	6.9	—	—
ThermaSys Corp, Preferred Stock	1.5	0.2	—	—	(0.2)	1.5	—	—
Z Gallerie LLC, Common Stock	—	0.7	—	—	—	0.7	—	—

Total	$358.2	$434.0	$(161.6)	$32.2	$53.9	$716.7	$27.9	$15.6

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

(3)	Interest and PIK income presented for the full year ended December 31, 2019.

(4)

The Company held this investment as of December 31, 2019 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2019. Transfers in or out have been presented at amortized cost.

(5)	The Company held this investment as of December 31, 2018 but it was deemed to “control” the portfolio company as of December 31, 2018. Transfers in or out have been presented at amortized cost.

(6)

The Company held this investment as of December 31, 2018 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2018. Transfers in or out have been presented at amortized cost.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

(z)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2019, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2019, the Company disposed of investments in one portfolio of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2019:

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$20.2	$0.6	$(0.2)	$—	$(7.5)	$13.1	$2.5	$—	$—
Amtek Global Technology Pte Ltd	56.4	—	—	—	(1.1)	55.3	2.8	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	37.6	—	—	—	(5.4)	32.2	1.9	—	—
Amtek Global Technology Pte Ltd	—	4.6	—	—	(0.5)	4.1	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	8.0	—	—	—	(8.0)	—	—	—	—
JW Aluminum Co(4)	36.4	—	(36.5)	—	0.1	—	—	—	—
Subordinated Debt
Hilding Anders	81.0	4.3	—	—	(8.5)	76.8	—	4.2	—
Hilding Anders	0.5	—	—	—	(0.3)	0.2	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—
Hilding Anders	7.2	—	—	—	(3.6)	3.6	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	—	52.9	—	—	—	52.9	0.2	—	—
801 5th Ave, Seattle, Private Equity	—	8.8	—	—	—	8.8	—	—	—
Comet Aircraft S.a.r.l., Common Stock	32.4	—	(36.0)	1.5	2.1	—	3.3	—	—
Toorak Capital LLC, Membership Interest	—	4.2	—	—	1.1	5.3	—	—	—
Toorak Capital LLC, Membership Interest	127.4	103.5	(28.6)	—	38.2	240.5	—	—	11.8
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	299.3	196.9	—	—	(17.2)	479.0	—	—	45.4
Equity/Other
Advanced Lighting Technologies Inc, Common Stock(4)	$—	$—	$—	$—	$—	$—	$—	$—	$—
Advanced Lighting Technologies Inc, Warrant(4)	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	26.4	—	—	—	(21.2)	5.2	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	2.6	—	(1.8)	(0.2)	—	0.6	—	—	—
Hilding Anders, ARLE PIK Interest	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	2.6	—	—	—	(1.3)	1.3	—	—	—
JW Aluminum Co, Common Stock(4)	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(4)	75.8	—	(75.7)	—	(0.1)	—	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Dividend Income(3)
KKR BPT Holdings Aggregator LLC, Membership Interest	(1.4)	1.4	—	—	—	—	—	—	—

Total	$812.4	$377.2	$(178.8)	$1.3	$(33.2)	$978.9	$10.7	$4.2	$57.2

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

(3)	Interest, PIK and dividend income presented for the full year ended December 31, 2019.

(4)	The Company held this investment as of December 31, 2019 but it was not deemed to “control” the portfolio company as of December 31, 2019. Transfers in or out have been presented at amortized cost.

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

Other Senior Secured Debt—7.9%
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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
FourPoint Energy LLC	(e)(f)(g)	Energy	9.0%		12/31/21	$74.8	$72.9	$73.5
Genesys Telecommunications Laboratories Inc	(g)(x)	Technology Hardware & Equipment	10.0%		11/30/24	18.9	20.8	19.8
JW Aluminum Co	(e)(g)(x)(z)	Materials	10.3%		6/1/26	36.5	36.5	36.4
Maxim Crane Works LP / Maxim Finance Corp	(g)(x)	Capital Goods	10.1%		8/1/24	0.9	1.0	0.9
Mood Media Corp	(f)(g)(k)(y)	Media	L+1400 PIK (L+1400 Max PIK)	1.0%	6/28/24	26.6	26.5	26.6
Pattonair Holdings Ltd	(g)(l)(x)	Capital Goods	9.0%		11/1/22	8.4	8.5	8.4
RedPrairie Corp	(g)(x)	Software & Services	7.4%		10/15/24	1.0	1.1	1.0
Rockport (Relay)	(g)(n)(w)(y)	Consumer Durables & Apparel	15.0% PIK (15.0% Max PIK)		7/31/22	34.8	30.9	9.9
Sorenson Communications LLC	(f)(x)	Telecommunication Services	9.0%, 0.0% PIK (9.0% Max PIK)		10/31/20	19.9	19.6	19.7
Sunnova Energy Corp	(g)	Energy	6.0%, 6.0% PIK (6.0% Max PIK)		7/31/19	0.6	0.6	0.6
Surgery Partners Holdings LLC	(g)(x)	Health Care Equipment & Services	8.9%		4/15/21	0.5	0.5	0.5
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	7.6
Vivint Inc	(g)(x)	Commercial & Professional Services	7.9%		12/1/22	8.8	8.7	8.3
Vivint Inc	(g)(x)	Commercial & Professional Services	7.6%		9/1/23	12.6	13.0	10.3

Total Other Senior Secured Debt							379.4	330.1

Subordinated Debt—10.5%
Alion Science & Technology Corp	(g)(h)	Capital Goods	11.0%		8/1/22	68.6	68.0	67.1
Alion Science & Technology Corp	(g)	Capital Goods	11.0%		8/31/22	22.1	21.8	21.7
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.1	0.1	0.1
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc	(e)(f)(g)(x)	Health Care Equipment & Services	12.3%, 1.5% PIK (1.5% Max PIK)		1/15/20	15.2	14.5	15.2
Byrider Finance LLC	(g)	Automobiles & Components	20.0% PIK (20.0% Max PIK)		3/31/22	0.9	0.9	0.9
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	23.4	23.1	21.0
DEI Sales Inc	(e)(g)	Consumer Durables & Apparel	9.0%, 4.0% PIK (4.0% Max PIK)		2/28/23	70.3	69.7	69.5
Hilding Anders	(g)(l)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	€113.3	125.0	81.0
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	3.4	0.5	0.5
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/23	28.0	0.9	—
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	18.0% PIK (18.0% Max PIK)		12/31/24	48.6	12.9	7.2
Home Partners of America Inc	(g)(y)	Real Estate	L+625	1.0%	10/8/22	$42.9	42.3	42.7
Hub International Ltd	(g)(x)	Insurance	7.0%		5/1/26	1.8	1.8	1.6
Imagine Communications Corp	(g)	Media	12.5% PIK (12.5% Max PIK)		10/29/20	0.7	0.7	0.7
Ken Garff Automotive LLC	(g)(x)	Retailing	7.5%		8/15/23	5.4	5.4	5.4
Kenan Advantage Group Inc	(g)(x)	Transportation	7.9%		7/31/23	5.1	5.1	4.9
Lazard Global Compounders Fund	(g)(l)(v)	Diversified Financials	L+650	4.5%	9/15/25	20.2	20.2	19.8
LifePoint Hospitals Inc	(g)(x)	Health Care Equipment & Services	9.8%		12/1/26	8.4	8.4	8.0
Logan’s Roadhouse Inc	(g)(y)	Consumer Services			11/1/24	7.3	7.2	7.2
PAREXEL International Corp	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	1.3	1.3	1.2
Ply Gem Holdings Inc	(g)(x)	Capital Goods	8.0%		4/15/26	5.2	5.2	4.8
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	11.6%		4/15/23	4.3	4.3	4.1
Sorenson Communications LLC	(f)(x)	Telecommunication Services	13.9%, 0.0% PIK (13.9% Max PIK)		10/31/21	15.1	14.6	15.5
SRS Distribution Inc	(g)(x)	Capital Goods	8.3%		7/1/26	17.1	16.9	15.7
Sungard Availability Services Capital Inc	(f)(g)(x)	Software & Services	8.8%		4/1/22	10.7	9.1	2.4

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Surgery Partners Holdings LLC	(g)(x)	Health Care Equipment & Services	6.8%		7/1/25	$8.4	$8.0	$7.3
Team Health Inc	(g)(x)	Health Care Equipment & Services	6.4%		2/1/25	2.8	2.5	2.3
Versatile Processing Group Inc	(e)(g)	Materials	13.0% PIK (13.0% Max PIK)		12/30/20	2.5	2.6	2.1
Vertiv Group Corp	(g)(x)	Technology Hardware & Equipment	9.3%		10/15/24	23.3	23.5	20.7
Vivint Inc	(g)(x)	Commercial & Professional Services	8.8%		12/1/20	5.1	4.9	4.9

Total Subordinated Debt							521.4	455.5
Unfunded Debt Commitments							(20.2)	(20.2)

Net Subordinated Debt							501.2	435.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—16.0%
Accelerator Investments Aggregator LP	(g)(l)	Diversified Financials				2,318,242	$2.7	$2.7
Altus Power America Inc, Preferred Stock	(r)	Energy	9.0%, 5.0% PIK		10/3/23	1,060,975	1.1	1.0
Altus Power America Inc, Preferred Stock	(r)(v)	Energy	9.0%, 5.0% PIK		10/3/23	46,748	0.1	—
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				NA	7.6	3.4
Australis Maritime, Private Equity	(g)(l)(n)	Transportation				1,966,278	2.0	2.0
Bank of Ireland	(j)(l)	Banks	L+1185		12/4/27	$15.1	15.1	15.2
Comet Aircraft S.a.r.l., Common Stock	(g)(l)(z)	Capital Goods	7.1%		2/28/22	34,517,963	34.5	32.4
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.0	1.0	1.0
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$6.3	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.3	1.3	1.3
Global Jet Capital LLC, Structured Mezzanine	(g)(k)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.2	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$73.6	72.5	73.6
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$16.4	16.1	16.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$1.7	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$13.0	12.8	13.0
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$6.3	6.2	6.3
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.4	1.4	1.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$15.8	15.5	15.8
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$15.5	15.2	15.5
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				42,281,308	42.3	5.9
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	29.4%		5/31/23	NA	42.9	62.5
KKR Zeno Aggregator LP (K2 Aviation)	(g)(l)(n)	Capital Goods				39,609,179	39.6	39.6
LSF IX Java Investments Ltd, Term Loan	(g)(l)(n)	Diversified Financials	E+365		12/3/19	€56.4	59.0	63.8
Montgomery Credit Holdings LP, Membership Interest	(g)(l)	Diversified Financials				NA	7.5	6.6
MP4 2013-2A Class Subord. B	(f)(g)(k)(l)	Diversified Financials	16.1%		7/25/29	$21.0	12.3	9.8
NewStar Clarendon 2014-1A Class D	(g)(k)(l)	Diversified Financials	13.2%		1/25/27	$17.9	11.4	12.8
NewStar Clarendon 2014-1A Class Subord. B	(g)(l)	Diversified Financials	L+435		1/25/27	$1.6	1.5	1.5
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				58,920	58.0	32.1

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Rampart CLO 2007 1A Class Subord.	(g)(k)(l)(n)	Diversified Financials	0.0%		10/25/21	$10.0	$0.2	$0.6
Star Mountain SMB Multi-Manager Credit Platform LP, Limited Partnership Interest	(l)(u)	Diversified Financials				NA	59.6	73.6
Toorak Capital LLC, Membership Interest	(g)(l)(z)	Diversified Financials				NA	96.9	108.5
Toorak Capital LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				NA	16.9	18.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(k)(l)	Diversified Financials	7.5%		1/15/26	$42.5	20.4	20.5

Total Asset Based Finance							685.8	666.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Strategic Credit Opportunities, LLC—7.2%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$294.0	$294.0	$299.3

Total Strategic Credit Opportunities Partners							294.0	299.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—12.9%(k)
5 Arch Income Fund 2, LLC, Common Stock	(l)(p)	Diversified Financials				16,000	$0.4	$0.8
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				484,607	13.6	—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	112,292	3.0	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				NA	7.4	6.8
All Systems Holding LLC, Common Stock	(g)	Commercial & Professional Services				586,763	0.6	0.6
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—
Altus Power America Inc, Common Stock	(g)(n)	Energy				462,008	0.5	0.1
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	30.7	26.4
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(z)	Automobiles & Components				3,590,032	3.0	2.6
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	0.8
AP Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(o)	Energy				86,607,143	19.4	24.1
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,689,767	36.4	85.8
ASG Technologies, Warrants	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	6.7
Aspect Software Inc, Common Stock	(g)(n)(y)	Software & Services				428,935	10.5	—
Aurora Diagnostics Holdings LLC / Aurora Diagnostics Financing Inc, Warrant	(e)(f)(g)(n)	Health Care Equipment & Services			5/25/27	229,489	1.7	0.3
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	6.2
Brock Group LLC, Common Stock	(g)(n)	Energy				183,826	3.7	—
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Cengage Learning, Inc, Common Stock	(g)(n)	Media				227,802	$7.5	$3.4
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.5
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	1.5
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.7
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.7
Eastman Kodak Co, Common Stock	(g)(n)(x)	Consumer Durables & Apparel				12,075	0.2	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	1.1
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(n)(p)	Energy				21,000	21.0	4.7
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.9
FourPoint Energy LLC, Common Stock, Class E—II Units	(n)(p)	Energy				48,025	12.0	10.7
FourPoint Energy LLC, Common Stock, Class E—III Units	(n)(p)	Energy				70,875	17.7	15.8
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Class A1—A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	0.1	0.9
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,768,806	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	0.1
Harvest Oil & Gas Corp, Common Stock	(f)(n)(x)	Energy				7,327	0.2	0.1
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	4.7
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	4,300,103	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	15.0	2.6
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				100,044	101.9	129.8
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	1.1
Imagine Communications Corp, Common Stock	(g)(n)	Media	9.5% PIK		11/10/18	33,034	3.8	1.8
Industrial Group Intermediate Holdings LLC, Common Stock	(n)(p)	Materials				441,238	0.4	0.3
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	0.5	0.6
Jones Apparel Holdings, Inc., Common Stock	(g)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	0.7
JW Aluminum Co, Common Stock	(f)(g)(n)(z)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(z)	Materials	12.5%		11/17/25	106,700,471	75.7	75.8
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				NA	7.7	0.4
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				NA	16.2	(1.4)
Leading Edge Aviation Services Inc, Common Stock	(f)(n)	Capital Goods				4,401	0.5	—
Leading Edge Aviation Services Inc, Preferred Stock	(f)(n)	Capital Goods			8/9/19	1,303	1.3	0.5
MB Precision Holdings LLC, Class A—2 Units	(g)(n)(p)(y)	Capital Goods				1,426,110	0.5	—
MB Precision Holdings LLC, Preferred Stock	(g)(n)(y)	Capital Goods				8,775,667	1.8	1.2

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2018	Unrealized Appreciation (Depreciation)
AUD	1/14/2019	JP Morgan Chase Bank	A$	0.6 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.2	0.1
EUR	1/14/2019	JP Morgan Chase Bank		€84.0 Sold	98.0	96.3	1.7
EUR	7/8/2019	JP Morgan Chase Bank		€5.6 Sold	6.4	6.6	(0.2)
EUR	7/8/2019	JP Morgan Chase Bank		€22.3 Sold	26.3	26.0	0.3
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.6	0.1
GBP	4/9/2019	JP Morgan Chase Bank		£3.4 Sold	4.4	4.4	—
GBP	1/11/2023	JP Morgan Chase Bank		£7.0 Sold	9.4	9.3	0.1
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.6	0.2

Total					$160.2	$157.3	$2.9

Cross currency swaps

Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $188.1	0.00% on EUR notional amount of €177.5	12/31/2019	$(16)

				$(16)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2018

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2017	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2018	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Other Senior Secured Debt
Advanced Lighting Technologies Inc(4)	$—	$24.2	$(0.6)	$—	$(15.6)	$8.0	$1.2	$1.4	$—
JW Aluminum Co	—	36.5	—	—	(0.1)	36.4	2.2	—	—
Subordinated Debt
Hilding Anders	—	125.0	—	—	(44.0)	81.0	0.1	7.9	—
Hilding Anders	—	0.5	—	—	—	0.5	—	—	—
Hilding Anders	—	0.9	—	—	(0.9)	—	—	—	—
Hilding Anders	—	12.9	—	—	(5.7)	7.2	—	—	—
Asset Based Finance
Comet Aircraft S.a.r.l., Common Stock	—	34.5	—	—	(2.1)	32.4	0.1	—	—
Toorak Capital LLC, Membership Interest	—	96.9	—	—	11.6	108.5	—	—	0.2
Toorak Capital LLC, Membership Interest	—	16.9	—	—	2.0	18.9	—	—	—
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	—	294.0	—	—	5.3	299.3	—	—	1.1
Equity/Other
Advanced Lighting Technologies Inc, Common Stock(4)	—	16.5	(2.9)	—	(13.6)	—	—	—	—
Advanced Lighting Technologies Inc, Warrant(4)	—	3.0	—	—	(3.0)	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	30.7	—	—	(4.3)	26.4	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	3.0	—	—	(0.4)	2.6	—	—	—
Hilding Anders, ARLE PIK Interest	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	0.1	—	—	(0.1)	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	15.0	—	—	(12.4)	2.6	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	57.3	26.3	—	—	(7.8)	75.8	1.2	10.1	—
KKR BPT Holdings Aggregator LLC, Membership Interest	—	16.2	—	—	(17.6)	(1.4)	—	—	—

Total	$95.3	$871.6	$(41.1)	$—	$(113.4)	$812.4	$9.1	$19.4	$1.3

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2019, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2019. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company’s portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. In addition, a portion of the Company’s portfolio may be comprised of equity and equity-related securities, corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC.

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

Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:

•

the Company’s quarterly fair valuation process begins by the Advisor providing financial and operating information with respect to each portfolio company or investment to the Company’s independent third-party valuation service providers;

•

the Company’s independent third-party valuation service providers review this information, along with other public and private information, and provide the Advisor with a valuation range for each portfolio company or investment;

•

the Advisor then discusses the independent third-party valuation service providers’ valuation ranges and provides the valuation committee of the board of directors, or the valuation committee, with a valuation recommendation for each investment, along with supporting materials;

•	preliminary valuations are then discussed with the valuation committee;

•

the Company’s valuation committee reviews the preliminary valuations and the Advisor, together with the Company’s independent third-party valuation service providers and, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;

•	following the completion of its review, the Company’s valuation committee recommends that the Company’s board of directors approves the fair valuations determined by the valuation committee; and

•

the Company’s board of directors discusses the valuations and determines the fair value of each such investment in the Company’s portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and the Company’s independent third-party valuation service providers.

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

Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company (“LLC”) and limited partnership (“LP”) investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.

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

For the year ended December 31, 2019, the Company recognized $20 in structuring fee revenue under the new revenue recognition guidance and included such revenue in the fee income line item on its consolidated statement of operations. Comparative periods are presented in accordance with revenue recognition guidance effective prior to January 1, 2018, under which the Company recorded structuring and other non-recurring upfront fees as income when earned. The Company has determined that the adoption of the new revenue recognition guidance did not have a material impact on the amount of revenue recognized for the year ended December 31, 2019.

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

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $7, $7 and $5 in estimated excise taxes payable in respect of income received during the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018, and 2017, the Company paid $9, $6 and $6, respectively, in excise and other taxes.

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2019, 2018 and 2017, the Company did not incur any interest or penalties.

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

Reclassifications: Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2018 and 2017 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2019.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	Shares	Amount	Shares	Amount	Shares	Amount
Reinvestment of Distributions	—	$—	—	$—	1,662,059	$16
Share Repurchase Program	(25,151,675)	(153)	(6,571,347)	(50)	—	—
Issuance of Common Stock	—	—	292,324,670	1,567	—	—

Net Proceeds from Share Transactions	(25,151,675)	$(153)	285,753,323	$1,517	1,662,059	$16

During the year ended December 31, 2019, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 4,278,880 shares of common stock in the open market at an average price per share of $5.98 (totaling $26) pursuant to the DRP, and distributed such shares to participants in the DRP. During the year ended December 31, 2018, the administrator for the DRP purchased 1,971,585 shares of common stock in the open market at an average price per share of $7.61 (totaling $15) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from January 1, 2020 to February 26, 2020, the administrator for the DRP purchased 1,082,652 shares of common stock in the open market at an average price per share of $6.28 (totaling $7) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

December 2018 Share Repurchase Program

In December 2018, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company is permitted to repurchase up to $200 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases will be determined by the Company, based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. On November 19, 2019, the program was extended through December 19, 2020 or until the aggregate repurchase amount that has been approved by the Company’s board of directors has been expended. The program may be suspended, extended, modified or discontinued at any time.

During the year ended December 31, 2019, the Company repurchased 25,151,675 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.08 (totaling $153). During the period from January 1, 2020 to February 26, 2020, the Company repurchased 2,933,435 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $6.25 (totaling $18).

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

The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement, the FB Advisor investment advisory agreement, the administration agreement and the FB Advisor administration agreement, as applicable, during the years ended December 31, 2019, 2018 and 2017:

			Year Ended December 31,
Related Party	Source Agreement	Description	2019	2018	2017
FB Advisor and the Advisor	Investment advisory agreement, prior investment advisory agreement and FB Advisor investment advisory agreement	Base Management Fee(1)	$115	$60	$70
FB Advisor and the Advisor	Investment advisory agreement, prior investment advisory agreement and FB Advisor investment advisory agreement	Subordinated Incentive Fee on Income(2)	$57	$26	$50
FB Advisor and the Advisor	Administration agreement and FB Advisor administration agreement	Administrative Services Expenses(3)	$9	$4	$3

(1)

FB Advisor agreed, effective October 1, 2017, to waive a portion of the base management fee to which it was entitled under the FB Advisor investment advisory agreement so that the fee received equaled 1.50% of the average value of the Company’s gross assets. For the years ended December 31, 2018 and 2017, the amount shown is net of waivers of $3 and $3, respectively. During the years ended December 31, 2019, 2018 and 2017, $105, $59, and $73, respectively, in base management fees were paid to the Advisor and/or FB Advisor. As of December 31, 2019, $30 in base management fees were payable to the Advisor.

(2)	During the year ended December 31, 2019, $71 of subordinated incentive fees on income were paid to the Advisor.

(3)

During the years ended December 31, 2019, 2018 and 2017, $6, $3 and $3, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $1 for the year ended December 31, 2019. The Company paid $7, $3 and $3, respectively, in administrative services expenses to the Advisor and/or FB Advisor during the years ended December 31, 2019, 2018 and 2017.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp. II, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

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

In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FS KKR Capital Corp. II and any future BDCs that are advised by FB Advisor or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated April 3, 2018, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the years ended December 31, 2019, 2018 and 2017:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2017	$0.85825	$211
2018(1)	$0.85000	$205
2019	$0.76000	$393

(1)	Includes a $0.09 per share special cash distribution that was paid on December 3, 2018.

On February 20, 2020, the Company’s board of directors declared a regular quarterly cash distribution of $0.19 per share, which will be paid on or about April 2, 2020 to stockholders of record as of the close of business on March 18, 2020. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31,
	2019		2018		2017
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	393	100%	205	100%	211	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$393	100%	$205	100%	$211	100%

(1)

During the years ended December 31, 2019, 2018 and 2017, 90.5%, 84.3% and 89.0%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.8%, 1.8% and 1.2%, respectively, was attributable to non-cash accretion of discount and 7.7%, 13.9% and 9.8%, respectively, was attributable to paid-in-kind, or PIK, interest.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The Company’s net investment income on a tax basis for the years ended December 31, 2019, 2018 and 2017 was $422, $244 and $206, respectively. As of December 31, 2019, 2018 and 2017, the Company had $220, $191 and $151, respectively, of undistributed net investment income and $480, $421 and $198, respectively, of accumulated capital losses on a tax basis.

The Company’s undistributed net investment income on a tax basis as of December 31, 2018 was adjusted following the filing of the Company’s 2018 tax return in October 2019. The adjustment was primarily due to tax-basis income received by the Company during the year ended December 31, 2018 exceeding GAAP-basis income on account of certain collateralized securities and interests in partnerships, and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in its investment portfolio during such period. The tax notices for such collateralized securities and interests in partnerships were received by the Company subsequent to the filing of the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
GAAP-basis net investment income	$410	$205	$204
Income subject to tax not recorded for GAAP	17	30	(1)
Excise taxes	7	7	5
GAAP versus tax-basis impact of consolidation of certain subsidiaries	4	12	12
Reclassification of unamortized original issue discount and prepayment fees	(22)	(5)	(14)
Other miscellaneous differences	6	(5)	—

Tax-basis net investment income	$422	$244	$206

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2019, the Company increased accumulated undistributed (distributions in excess of) net investment income and accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $15 and $26, respectively, and decreased capital in excess of par value by $41. During the year ended December 31, 2018, the Company increased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $186 and $38, respectively, and decreased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $224.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

As of December 31, 2019 and 2018, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2019	2018
Distributable ordinary income	$220	$191
Distributable realized gains (accumulated capital losses)(1)	(480)	(421)
Other temporary differences	(1)	(1)
Net unrealized appreciation (depreciation)(2)	85	190

Total	$(176)	$(41)

(1)

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2019, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $16 and $464, respectively. $85 of such losses were carried over from CCT due to the Merger, and $177 of such losses were carried over from losses generated by the Company prior to the Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

(2)

As of December 31, 2019 and 2018, the gross unrealized appreciation was $1,087 and $978, respectively. As of December 31, 2019 and 2018, the gross unrealized depreciation was $1,002 and $788, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $7,973 and $7,902 as of December 31, 2019 and 2018, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(616) and $(515) as of December 31, 2019 and 2018, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, cross currency swaps, foreign currency forward contracts and foreign currency transactions.

As of December 31, 2019, the Company had a deferred tax liability of $8 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $50 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2019, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $42. For the year ended December 31, 2019, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,868	$3,724	50.6%	$4,105	$4,001	54.2%
Senior Secured Loans—Second Lien	1,273	1,196	16.3%	1,171	1,118	15.1%
Other Senior Secured Debt	298	238	3.2%	380	330	4.5%
Subordinated Debt	480	410	5.6%	501	435	5.9%
Asset Based Finance	761	737	10.0%	686	667	9.0%
Strategic Credit Opportunities Partners, LLC	491	479	6.5%	294	299	4.0%
Equity/Other	638	573	7.8%	619	537	7.3%

Total	$7,809	$7,357	100.0%	$7,756	$7,387	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

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

As of December 31, 2019, the Company held investments in seven portfolio companies of which it is deemed to “control.” As of December 31, 2019, the Company held investments in sixteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the consolidated schedule of investments as of December 31, 2019.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $438.0, unfunded equity/other commitments of $240.1 and unfunded commitments of $385.2 of Strategic Credit Opportunities Partners, LLC. As of December 31, 2018, the Company had unfunded debt investments with aggregate unfunded commitments of $172.4, unfunded equity commitments of $386.7 and unfunded commitments of $143.5 of Strategic Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2019 and 2018.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$247	3.4%	$141	1.9%
Banks	15	0.2%	15	0.2%
Capital Goods	1,085	14.8%	1,588	21.5%
Commercial & Professional Services	557	7.6%	450	6.1%
Consumer Durables & Apparel	363	4.9%	436	5.9%
Consumer Services	294	4.0%	222	3.0%
Diversified Financials	575	7.8%	660	8.9%
Energy	208	2.8%	279	3.8%
Food & Staples Retailing	209	2.8%	84	1.1%
Food, Beverage & Tobacco	119	1.6%	146	2.0%
Health Care Equipment & Services	601	8.2%	494	6.7%
Household & Personal Products	120	1.6%	66	0.9%
Insurance	217	3.0%	89	1.2%
Materials	260	3.5%	374	5.1%
Media & Entertainment	94	1.3%	95	1.3%
Pharmaceuticals, Biotechnology & Life Sciences	30	0.4%	9	0.1%
Real Estate	236	3.2%	174	2.4%
Retailing	457	6.2%	454	6.1%
Semiconductors & Semiconductor Equipment	19	0.3%	20	0.3%
Software & Services	805	10.9%	946	12.8%
Strategic Credit Opportunities Partners, LLC	479	6.5%	299	4.0%
Technology Hardware & Equipment	94	1.3%	71	1.0%
Telecommunication Services	71	1.0%	104	1.4%
Transportation	202	2.7%	171	2.3%

Total	$7,357	100.0%	$7,387	100.0%

Strategic Credit Opportunities Partners, LLC

Strategic Credit Opportunities Partners, LLC, or SCJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in SCJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing SCJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to SCJV. SCJV’s amended and restated limited liability company agreement, or the SCJV Agreement, requires the Company and SCRS to provide capital to SCJV of up to $1,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SCJV Agreement, the Company and SCRS each have 50% voting control of SCJV and are required to agree on all investment decisions as well as certain other significant actions for SCJV. SCJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV and is entitled to a fee of 0.25% of SCJV’s assets under administration, calculated and payable quarterly in arrears. As of December 31, 2019, the Company and SCRS have funded approximately $559.8 to SCJV, of which $489.8 was from the Company.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Jersey City Funding Credit Facility, which provides for up to $400 of borrowings as of December 31, 2019. The Jersey City Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Jersey City Funding Credit Facility matures on September 29, 2021. As of December 31, 2019, total outstanding borrowings under the Jersey City Funding Credit Facility were $236.7. Borrowings under the Jersey City Funding Credit Facility are secured by substantially all of the assets of Jersey City Funding.

On September 18, 2019, Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of SCJV, entered into a revolving credit facility, or the Chestnut Street Funding Credit Facility, with Citibank, N.A., or Citibank, as administrative agent and lender, and Wells Fargo Bank, National Association, as collateral agent. The Chestnut Street Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of three-month LIBOR plus 2.25%. Foreign currency loans bear interest at the applicable floating rate plus 2.25%. Chestnut Street Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Chestnut Street Funding Credit Facility matures on September 18, 2024. As of December 31, 2019, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $229.4.

During the year ended December 31, 2019, the Company sold investments with a cost of $693.1 for proceeds of $731.6 to SCJV and recognized a net realized gain (loss) of $38.5 in connection with the transactions. As of December 31, 2019, $621.6 of these sales to SCJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of December 31, 2019, SCJV had total investments with a fair value of $1,438.5. As of December 31, 2019, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of December 31, 2019 and 2018:

	As of
	December 31, 2019	December 31, 2018
Total debt investments(1)	$1,346.3	$537.7
Weighted average current interest rate on debt investments(2)	9.4%	8.8%
Number of portfolio companies in SCJV	59	33
Largest investment in a single portfolio company(1)	$72.5	$69.5
Unfunded commitments(1)	$45.2	$22.5

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2019 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—175.6%
1a Smart Start LLC	(e)(i)	Technology Hardware & Equipment	L+450	1.0%	2/21/2022		$26.8	$26.7	$26.7
1a Smart Start LLC	(e)(f)	Technology Hardware & Equipment	L+450	1.0%	2/21/2022		1.7	1.7	1.6
Apex Group Limited	(e)(f)	Diversified Financials	L+700	1.3%	6/15/2023		2.1	1.9	2.1
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+700	1.3%	6/15/2025		68.1	67.9	68.2
Arrotex Australia Group Pty Ltd	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024	A$	75.4	50.2	52.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024	C$	1.3	0.9	1.0
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024		—	—	—
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024		17.0	12.8	13.6
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024		7.2	5.3	5.4
Belk Inc	(h)	Retailing	L+675	1.0%	7/31/2025		$4.0	3.6	2.8
Big Bus Tours Ltd	(e)(i)	Consumer Services	E+700		3/18/2024		€9.8	10.9	11.0
Big Bus Tours Ltd	(e)(i)	Consumer Services	L+700		3/18/2024		$13.9	13.9	13.8
Brand Energy & Infrastructure Services Inc	(h)	Capital Goods	L+425	1.0%	6/21/2024		7.3	7.3	7.3
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	7.8% PIK (7.8% Max PIK)		3/20/2025		€32.4	37.5	36.0
Casual Dining Group Ltd	(e)(h)	Consumer Services	L+725, 0.8% PIK (0.8% Max PIK)		12/10/2022		£22.3	24.0	29.6
Casual Dining Group Ltd	(e)(h)	Consumer Services	L+1,200 PIK (L+1,200 Max PIK)		12/10/2022		1.3	1.7	1.7
Casual Dining Group Ltd	(e)(f)	Consumer Services	L+1,200 PIK (L+1,200 Max PIK)		12/10/2022		9.1	12.0	12.2
Catapult Learning LLC	(e)(i)	Consumer Services	L+475	1.0%	4/24/2023		$3.2	3.2	3.2
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/2023		1.2	1.2	1.2
Catapult Learning LLC	(e)(i)	Consumer Services	L+635	1.0%	4/24/2023		15.8	15.8	15.7

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/2023	$1.5	$1.5	$1.5
Catapult Learning LLC	(e)(i)	Consumer Services	L+635	1.0%	4/24/2023	5.2	5.2	5.1
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/2023	0.5	0.5	0.5
Child Development Schools Inc	(e)(i)	Consumer Services	L+425		5/21/2023	9.9	9.9	9.9
Child Development Schools Inc	(e)(f)	Consumer Services	L+425		5/21/2023	2.5	2.5	2.5
CommerceHub Inc	(h)	Software & Services	L+350		5/21/2025	2.1	2.1	2.1
Commercial Barge Line Co	(h)	Transportation	L+875	1.0%	11/12/2020	4.1	4.0	2.1
DB Datacenter Holdings Inc	(i)	Software & Services	L+425	1.0%	10/3/2024	25.5	25.2	25.1
Dentix	(e)(h)	Health Care Equipment & Services	E+825, 1.8% PIK (1.8% Max PIK)		4/7/2020	€3.0	3.4	3.0
Dentix	(e)(h)	Health Care Equipment & Services	E+825, 1.8% PIK (1.8% Max PIK)		12/1/2022	21.0	24.8	20.9
Diamond Resorts International Inc	(h)	Consumer Services	L+375	1.0%	9/2/2023	$6.8	6.6	6.6
Eacom Timber Corp	(e)(h)	Materials	L+650	1.0%	11/30/2023	65.9	65.9	62.3
HealthChannels LLC	(i)	Health Care Equipment & Services	L+450		4/3/2025	24.6	24.3	24.2
Highline Aftermarket Acquisition LLC	(e)(f)	Automobiles & Components	L+350	1.0%	4/26/2023	2.8	2.6	2.6
Huws Gray Ltd	(e)(h)	Materials	L+525	0.5%	4/11/2025	£20.2	26.7	26.7
Huws Gray Ltd	(e)(h)	Materials	L+525	0.5%	4/11/2025	0.7	1.0	1.0
Huws Gray Ltd	(e)(f)	Materials	L+525	0.5%	4/11/2025	7.4	9.7	9.8
ID Verde	(e)(h)	Commercial & Professional Services	E+700		3/29/2024	€3.1	3.6	3.5
ID Verde	(e)(h)	Commercial & Professional Services	E+700		3/29/2024	£1.3	1.7	1.7
ID Verde	(e)(h)	Commercial & Professional Services	E+700		3/29/2025	€15.9	18.5	17.8
ID Verde	(e)(h)	Commercial & Professional Services	L+725		3/29/2025	£5.8	7.7	7.7
Imagine Communications Corp	(e)(i)	Media & Entertainment	L+750	1.0%	4/29/2020	$11.6	11.6	11.6
Imagine Communications Corp	(e)(i)	Media & Entertainment	L+750	1.0%	4/29/2020	19.5	19.5	19.5

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Imagine! Print Solutions Inc	(i)	Media & Entertainment	L+475	1.0%	6/21/2022		$13.6	$10.9	$5.1
Industria Chimica Emiliana Srl	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/2026		€62.5	68.4	68.4
Kettle Cuisine LLC	(i)	Food, Beverage & Tobacco	L+375	1.0%	8/25/2025		$16.8	16.7	16.6
Koosharem LLC	(h)	Commercial & Professional Services	L+450	1.0%	4/18/2025		17.7	17.6	17.4
MedAssets Inc	(h)	Health Care Equipment & Services	L+450	1.0%	10/20/2022		6.9	6.9	5.7
P2 Energy Solutions, Inc.	(h)	Software & Services	L+375	1.0%	10/30/2020		2.9	2.9	2.9
Parts Authority Inc	(e)(i)	Automobiles & Components	L+425		1/5/2024		2.1	2.1	2.1
Parts Authority Inc	(e)(f)	Automobiles & Components	L+425		1/5/2024		4.0	4.0	4.0
Parts Authority Inc	(e)(i)	Automobiles & Components	L+425		1/5/2025		17.3	17.1	17.2
Parts Town LLC	(e)(h)	Retailing	L+550	1.0%	10/15/2025		25.0	24.9	24.9
Precision Global Corp	(e)(i)	Materials	L+475	1.0%	8/3/2024		9.2	8.7	8.8
Precision Global Corp	(e)(f)	Materials	L+475	1.0%	8/3/2024		1.2	1.2	1.2
Project Marron	(e)(i)	Consumer Services	B+625		7/3/2025	A$	28.8	19.5	20.3
Project Marron	(e)(i)	Consumer Services	L+625		7/2/2025	C$	23.8	18.0	18.5
Quirch Foods Co	(i)	Food & Staples Retailing	L+600		12/19/2025		$14.8	14.9	14.8
Sentry Data Systems Inc	(e)(i)	Health Care Equipment & Services	L+675	1.0%	5/7/2021		0.2	0.2	0.2
Sentry Data Systems Inc	(e)(f)	Health Care Equipment & Services	L+675	1.0%	5/7/2021		0.5	0.5	0.5
Sentry Data Systems Inc	(e)(i)	Health Care Equipment & Services	L+675	1.0%	5/7/2021		9.6	9.5	9.5
Smart & Final Stores LLC	(h)	Food & Staples Retailing	L+675		6/20/2025		18.8	17.2	18.2
SMART Global Holdings Inc	(e)(f)	Semiconductors & Semiconductor Equipment	L+400		2/9/2021		0.6	0.6	0.6
SMART Global Holdings Inc	(e)(h)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/2022		37.7	38.0	37.8
Staples Canada	(e)(h)	Retailing	L+700	1.0%	9/12/2024	C$	38.9	29.4	30.6
Technimark LLC	(i)	Materials	L+375		8/8/2025		$18.5	18.4	18.2
Transaction Services Group Ltd	(e)(h)(i)	Consumer Services	L+600		10/15/2026	A$	99.5	68.4	68.4

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Weld North Education LLC	(i)	Software & Services	L+425		2/15/2025	$14.8	$14.8	$14.8

Total Senior Secured Loans—First Lien							1,007.8	999.5
Unfunded Loan Commitments							(46.1)	(46.1)

Net Senior Secured Loans—First Lien							961.7	953.4

Senior Secured Loans—Second Lien—37.5%
Ammeraal Beltech Holding BV	(e)(h)	Capital Goods	L+800		7/27/2026	40.7	39.9	39.3
BCA Marketplace PLC	(e)(h)(i)	Retailing	L+825		9/24/2027	£47.7	62.7	62.3
Casual Dining Group Ltd	(e)(h)	Consumer Services	11.5% PIK (11.5% Max PIK)		12/10/2022	15.3	19.8	20.2
Resource Label Group LLC	(e)(i)	Materials	L+850	1.0%	11/26/2023	$15.0	12.9	13.0
Watchfire Enterprises Inc	(e)(i)	Technology Hardware & Equipment	L+800	1.0%	10/2/2021	9.3	6.3	9.3
Wittur Holding GmbH	(e)(h)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/2027	€55.0	59.8	59.8

Total Senior Secured Loans—Second Lien							201.4	203.9

Subordinated Debt—10.6%
Home Partners of America Inc	(e)(i)	Real Estate	L+625	1.0%	10/8/2022	$42.9	42.5	42.9
Kenan Advantage Group Inc	(h)	Transportation	7.9%		7/31/2023	7.7	7.6	7.5
Solera LLC	(h)	Software & Services	10.5%		3/1/2024	6.8	7.2	7.2

Total Subordinated Debt							57.3	57.6

Asset Based Finance—30.2%
Comet Aircraft S.a.r.l., Common Stock	(e)(h)	Capital Goods	14.0%		2/28/2022	29,557,191	33.8	32.2

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(h)	Diversified Financials				N/A	$—	$11.0
Global Lending Services LLC, Private Equity	(e)(h)	Diversified Financials				6,981,478	7.0	7.0
KKR Zeno Aggregator LP (K2 Aviation)	(e)(h)	Capital Goods				19,642,734	24.4	23.2
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	8.0%		6/22/2022	$15.5	15.5	15.5
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	12.0%		6/22/2022	$9.8	9.8	9.8
MP4 2013-2A Class Subord. B	(e)(h)	Diversified Financials			7/25/2029	$21.0	5.5	6.5
NewStar Clarendon 2014-1A Class D	(e)(h)	Diversified Financials			1/25/2027	$17.9	7.9	7.0
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/2026	$11.7	11.7	11.7
Pretium Partners LLC P2, Structured Mezzanine	(e)(h)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/2025	$23.5	23.8	23.8
Sealane Trade Finance	(e)	Banks	L+375	1.0%	5/8/2023	$5.0	5.0	5.0
Sealane Trade Finance	(e)	Banks	L+963	1.0%	5/8/2023	$12.0	12.0	11.8

Total Asset Based Finance							156.4	164.5

Equity/Other—10.9%
ASG Technologies, Common Stock	(e)(i)	Software & Services				540,346	30.0	26.6
Casual Dining Group Ltd, Common Stock	(e)(h)	Consumer Services				12,670,634	15.9	2.2

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Home Partners of America Inc, Common Stock	(e)(i)	Real Estate				18,419	$30.0	$30.3

Total Equity/Other							75.9	59.1

TOTAL INVESTMENTS—264.8%							$1,452.7	$1,438.5

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2019, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 1.91% and the Euro Interbank Offered Rate, or EURIBOR, was (0.38)% and the Australian Interbank Rate, or BBSY or “B”, was 0.92%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors.

(e)	Investments classified as Level 3.

(f)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(g)	Not used.

(h)	Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs.

(i)	Security or portion thereof held within Chestnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
P2 Energy Solutions, Inc.		Energy	L+400	1.0%	10/30/2020		$2.9	$2.9	$2.8
Savers Inc		Retailing	L+375	1.3%	7/9/2019		9.7	9.4	9.3
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+400		8/9/2022		0.1	—	0.1
SMART Global Holdings Inc	(d)(g)	Semiconductors & Semiconductor Equipment	L+400		8/9/2022		0.5	0.5	0.5
SMART Global Holdings Inc	(d)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/2022		38.7	39.1	39.1
Standard Aero Ltd		Capital Goods	L+375	1.0%	7/7/2022		1.0	1.0	1.0
Staples Canada	(d)(e)	Retailing	L+700	1.0%	9/12/2024	C$	45.1	34.1	33.3
TIBCO Software Inc		Software & Services	L+350	1.0%	12/4/2020		$18.9	18.6	18.7
Transplace		Transportation	L+375	1.0%	10/9/2024		3.3	3.3	3.3
Utility One Source LP		Capital Goods	L+550	1.0%	4/18/2023		17.3	17.3	17.3

Total Senior Secured Loans—First Lien								447.3	442.0
Unfunded Loan Commitments								(25.9)	(25.9)

Net Senior Secured Loans—First Lien								421.4	416.1

Senior Secured Loans—Second Lien—5.1%
Casual Dining Group Ltd	(d)(e)(f)	Consumer Services	11.50% PIK (11.50% Max PIK)		12/10/2022		£13.6	17.7	17.4

Total Senior Secured Loans—Second Lien								17.7	17.4

Other Senior Secured Debt—2.4%
Artesyn Embedded Technologies Inc		Technology Hardware & Equipment	9.8%		10/15/2020		$8.9	8.2	8.3

Total Other Senior Secured Debt								8.2	8.3

Subordinated Debt—24.2%
Cemex Materials LLC		Materials	7.7%		7/21/2025		58.5	66.2	59.6
GCI Inc		Telecommunication Services	6.9%		4/15/2025		7.2	7.4	7.0

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Hillman Group Inc		Consumer Durables & Apparel	6.4%		7/15/2022	$1.9	$1.8	$1.6
JC Penney Corp Inc		Retailing	8.1%		10/1/2019	0.1	0.1	—
Kenan Advantage Group Inc		Transportation	7.9%		7/31/2023	7.7	7.6	7.4
Solera LLC		Software & Services	10.5%		3/1/2024	6.8	7.3	7.3

Total Subordinated Debt							90.4	82.9

Asset Based Finance—13.1%
Sealane Trade Finance	(d)(e)	Banks	L+375	1.0%	5/8/2023	$5.0	5.0	5.0
Sealane Trade Finance	(d)(e)	Banks	L+963	1.0%	5/8/2023	$12.0	12.0	12.0
GA Capital Specialty Lending Fund, Limited Partnership Interest	(d)	Diversified Financials				$16.1	16.1	27.7

Total Asset Based Finance							33.1	44.7

Equity/Other—3.2%
Casual Dining Group Ltd	(d)(e)	Consumer Services				12,670,634	15.9	11.1

Total Equity/Other							15.9	11.1

TOTAL INVESTMENTS—169.7%							$586.7	$580.5

Derivative Instruments—0.0%
Foreign currency forward contracts								$0.1

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected balance sheet information for SCJV as of December 31, 2019 and 2018:

	As of
	December 31, 2019	December 31, 2018
Selected Balance Sheet Information
Total investments, at fair value	$1,438.5	$580.5
Cash and other assets	220.9	75.5

Total assets	1,659.4	656.0

Debt	466.1	269.0
Other liabilities	645.9	45.0

Total liabilities	1,112.0	314.0

Member’s equity	$574.4	$342.0

Below is selected statement of operations information for SCJV for the years ended December 31, 2019 and 2018:

	As of
	December 31, 2019	December 31, 2018
Selected Statement of Operation Information
Total investment income	$66.0	$50.7
Expenses
Interest expense	17.3	12.7
Custodian and accounting fees	0.5	0.2
Administrative services	1.7	0.3
Professional services	0.6	0.4
Other	0.0	0.0

Total expenses	20.1	13.6

Net investment income	45.9	37.1
Net realized and unrealized losses	(13.6)	(2.1)

Net increase in net assets resulting from operations	$32.3	$35.0

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2019 and 2018:

		Fair Value
Derivative Instrument	Statement Location	December 31, 2019	December 31, 2018
Cross currency swaps	Unrealized depreciation on swap contracts	$—	$(16)
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	1	3
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	0	—

Total		$1	$(13)

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2019 and 2018 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
Derivative Instrument	Statement Location	December 31, 2019	December 31, 2018
Cross currency swaps	Net realized gain (loss) on swap contracts	$(11)	$0
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	12	—

Total		$1	$0

		Net Unrealized Gains (Losses)
Derivative Instrument	Statement Location	December 31, 2019	December 31, 2018
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$16	$(16)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(2)	3

Total		$14	$(13)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2019 and 2018:

	December 31, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$1	$—	$—	$—	$1

Total	$1	$—	$—	$—	$1

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)

JP Morgan Chase Bank	$0	$1	$—	$—	$1

Total	$0	$1	$—	$—	$1

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

The average notional balance for cross currency swaps during the year ended December 31, 2019 was $103.6. The average notional balance for foreign currency forward contracts during the year ended December 31, 2019 was $198.6.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of December 31, 2019 and 2018, the Company’s open foreign currency forward contracts were as follows:

December 31, 2019
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2019	Unrealized Appreciation (Depreciation)
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	$9.4	$9.5	$(0.1)
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.6	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4 Sold	1.9	1.9	—
GBP	10/13/2021	JP Morgan Chase Bank	£	3.4 Sold	4.6	4.6	—
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1

Total					$27.9	$27.1	$0.8

December 31, 2018
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2018	Unrealized Appreciation (Depreciation)
AUD	1/14/2019	JP Morgan Chase Bank	A$	0.6 Sold	$0.4	$0.4	$—
CAD	10/10/2019	JP Morgan Chase Bank	C$	4.4 Sold	3.3	3.2	0.1
EUR	1/14/2019	JP Morgan Chase Bank	€	84.0 Sold	98.0	96.3	1.7
EUR	7/8/2019	JP Morgan Chase Bank	€	5.6 Sold	6.4	6.6	(0.2)
EUR	7/8/2019	JP Morgan Chase Bank	€	22.3 Sold	26.3	26.0	0.3
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1
GBP	4/9/2019	JP Morgan Chase Bank	£	3.4 Sold	4.4	4.4	—
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	9.4	9.3	0.1
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.6	0.2

Total					$160.2	$157.3	$2.9

As of December 31, 2018, the Company’s open cross currency swaps were as follows:

December 31, 2018
Counterparty	Company Receives Fixed Rate	Company Pays Fixed Rate	Termination Date	Unrealized Appreciation (Depreciation)
JP Morgan Chase Bank	2.20% on USD notional amount of $188.1	0.00% on EUR notional amount of €177.5	12/31/2019	$(16)

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

As of December 31, 2019 and 2018, the Company’s investments and secured borrowing were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2019	December 31, 2018
Level 1—Price quotations in active markets	$1	$—
Level 2—Significant other observable inputs	730	846
Level 3—Significant unobservable inputs	6,147	6,242
Investments measured at net asset value(1)	479	299

	$7,357	$7,387

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

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

The Company periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Company believes that these prices are reliable indicators of fair value. The valuation committee of the Company’s board of directors and the board of directors reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Company’s valuation policy.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2019 and 2018 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,689	$884	$165	$300	$667	$537	$6,242
Accretion of discount (amortization of premium)	8	3	1	—	4	1	17
Net realized gain (loss)	(47)	(18)	—	—	9	12	(44)
Net change in unrealized appreciation (depreciation)	(35)	(50)	(21)	(17)	(4)	18	(109)
Purchases	1,544	341	44	57	359	57	2,402
Paid-in-kind interest	3	3	6	19	15	14	60
Sales and repayments	(1,804)	(148)	(44)	(45)	(313)	(67)	(2,421)
Net transfers in or out of Level 3(1)	—	—	—	—	—	—	—

Fair value at end of period	$3,358	$1,015	$151	$314	$737	$572	$6,147

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(73)	$(51)	$(20)	$(19)	$3	$13	$(147)

	For the Year Ended December 31, 2018
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$2,521	$197	$162	$355	$228	$454	$3,917
Accretion of discount (amortization of premium)	3	—	1	—	—	—	4
Net realized gain (loss)	(7)	(19)	(1)	(145)	—	53	(119)
Net change in unrealized appreciation (depreciation)	(111)	(12)	(44)	(40)	(24)	(202)	(433)
Purchases	2,002	865	72	295	448	356	4,038
Paid-in-kind interest	4	1	3	17	19	11	55
Sales and repayments	(617)	(40)	(8)	(50)	(4)	(146)	(865)
Net transfers in or out of Level 3	(106)	(108)	(20)	(132)	—	11	(355)

Fair value at end of period	$3,689	$884	$165	$300	$667	$537	$6,242

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(105)	$(23)	$(44)	$(52)	$(21)	$(130)	$(375)

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2019 and 2018 were as follows:

Type of Investment	Fair Value at December 31, 2019	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,802	Discounted Cash Flow	Discount Rate	6.30% - 19.10% (9.79%)	Decrease
	380	Waterfall	EBITDA Multiple	2.05x - 21.05x (6.98x)	Increase
	311	Cost
	31	Other(3)
Subordinated Debt	232	Discounted Cash Flow	Discount Rate	11.20% - 20.80% (14.80%)	Decrease
	78	Waterfall	EBITDA Multiple	8.15x - 10.40x (8.89x)	Increase
	4	Option Pricing Model	Equity Illiquidity Discount	25.00% - 25.00% (25.00%)	Decrease
Asset Based Finance	455	Waterfall	EBITDA Multiple	1.00x - 13.00x (4.37x)	Increase
	128	Discounted Cash Flow	Discount Rate	7.80% - 16.00% (12.16%)	Decrease
	100	Cost
	46	Other(3)
	8	Indicative Dealer Quotes		4.73% - 32.70% (32.36%)	Increase
Equity/Other	408	Waterfall	EBITDA Multiple	0.18x - 15.60x (7.77x)	Increase
	139	Option Pricing Model	Equity Illiquidity Discount	20.00% - 30.00% (20.13%)	Decrease
	25	Other(3)

Total	$6,147

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2018	Valuation Technique(1)	Unobservable Input	Range	Weighted Average
Senior Secured Loans—First Lien	$3,542	Market Comparables	Market Yield (%)	6.9% - 16.8%	10.8%
			EBITDA Multiples (x)	3.9x - 9.5x	5.1x
			Revenue Multiples (x)	0.2x - 0.2x	0.2x
	58	Other(2)	Other(2)	N/A	N/A
	89	Cost	Cost	99.0% - 99.0%	99.0%
Senior Secured Loans—Second Lien	804	Market Comparables	Market Yield (%)	8.9% - 17.8%	12.5%
			EBITDA Multiples (x)	5.0x - 5.8x	5.5x
	80	Cost	Cost	98.5% - 98.5%	98.5%
Other Senior Secured Debt	155	Market Comparables	Market Yield (%)	8.2% - 13.6%	9.7%
			EBITDA Multiples (x)	0.2x - 8.5x	4.0x
	10	Other(2)	Other(2)	N/A	N/A
Subordinated Debt	300	Market Comparables	Market Yield (%)	7.9% - 24.0%	12.3%
			EBITDA Multiples (x)	7.3x - 10.1x	9.2x
Asset Based Finance	282	Market Comparables	Market Yield (%)	18.4% - 18.4%	18.4%
			Price to Book Multiple (x)	1.2x - 1.3x	1.3x
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
	60	Market Quotes	Indicative Dealer Quotes	5.6% - 99.6%	44.7%
	169	Discounted Cash Flow	Discount Rate (%)	5.2% - 16.0%	10.0%
	74	Net Asset Value	Net Asset Value	N/A	N/A
	32	Other(2)	Other(2)	N/A	N/A
	42	Cost	Cost	100.0% - 100.0%	100.0%
Equity/Other	375	Market Comparables	EBITDA Multiples (x)	0.2x - 15.7x	7.7x
			Revenue Multiples (x)	0.9x - 1.2x	1.1x
			Capacity Multiple ($/kW)	$1,875.0 - $2,125.0	$2,000.0
			Net Aircraft Book Value Multiple (x)	1.0x - 1.0x	1.0x
			Production Multiples (MMcfe/d)	$4,708.0 - $5,167.0	$4,937.5
			Proved Reserves Multiples (Bcfe)	$1.2 - $1.3	$1.2
			PV-10 Multiples (x)	0.8x - 2.3x	1.5x
			Production Multiples (Mboe/d)	$25,000.0 - $38,750.0	$26,724.8
			Proved Reserves Multiples (Mmboe)	$3.5 - $13.8	$4.2
			Price to Book Multiple (x)	1.0x - 1.0x	1.0x
	32	Discounted Cash Flow	Discount Rate (%)	11.8% - 13.8%	12.8%
	131	Option Valuation Model	Volatility (%)	30.0% - 30.0%	30.0%
			Equity Illiquidity Discount	10.0% - 10.0%	10.0%
	5	Other(2)	Other(2)	N/A	N/A
	2	Cost	Cost	100.0% - 100.0%	100.0%

Total	$6,242

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

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2019, the aggregate amount outstanding of the senior securities issued by the Company was $4,195. As of December 31, 2019, the Company’s asset coverage was 192%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2019 and 2018:

	As of December 31, 2019
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(2)	$265		$35	June 2, 2023
Locust Street Credit Facility(1)	Revolving Credit Facility	L+2.50%	400		—	September 28, 2022
Senior Secured Revolving Credit Facility(1)	Revolving Credit Facility	L+1.75% - 2.00%(3)	1,613	(4)	602	November 7, 2024
4.750% Notes due 2022(5)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(5)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(5)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(5)	Unsecured Notes	4.13%	470		—	February 1, 2025
2019-1 Notes(1)(6)	Collateralized Loan Obligation	L+1.70% - 2.50%	352		—	July 15, 2030

Total			$4,195		$637

(1)	The carrying amount outstanding under the facility approximates its fair value.

(2)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(3)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(4)

Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €291 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $69 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £100 has been converted to U.S dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$173 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.70 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars.

(5)

As of December 31, 2019, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes and the 4.125% notes was approximately $467, $250, $416 and $478, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(6)	As of December 31, 2019, there were $299.4 of Class A-1 notes outstanding at L+1.70% and $52.3 of Class A-2 notes outstanding at L+2.50%.

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

For the years ended December 31, 2019, 2018 and 2017, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2019			2018			2017
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
CCT New York Funding Credit Facility(2)	$2	$—	$2	$1	$—	$1	$—	$—	$—
CCT Tokyo Funding Credit Facility(2)	8	—	8	0	—	0	—	—	—
Hamilton Street Funding Credit Facility(2)	—	—	—	3	1	4	6	0	6
ING Credit Facility(2)	—	—	—	3	—	3	5	1	6
Locust Street Funding Credit Facility(2)	26	2	28	21	1	22	17	1	18
Senior Secured Revolving Credit Facility(2)	57	1	58	4	1	5	—	—	—
4.000% Notes due 2019	8	1	9	16	1	17	16	1	17
4.250% Notes due 2020	16	1	17	17	1	18	17	1	18
4.750% Notes due 2022	17	0	17	13	1	14	13	1	14
5.000% Notes due 2022	12	—	12	—	—	—	—	—	—
4.625% Notes due 2024	8	1	9	—	—	—	—	—	—
4.125% Notes due 2025	2	0	2	—	—	—	—	—	—
2019-1 Notes	8	0	8	—	—	—	—	—	—
Partial Loan Sale(3)	—	—	—	—	—	—	0	0	0

Total	$164	$6	$170	$78	$6	$84	$74	$5	$79

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2019 were $3,642 and 4.49%, respectively. As of December 31, 2019, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.01%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2018 were $1,725 and 4.53%, respectively. As of December 31, 2018, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.58%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2019 and December 31, 2018.

CCT New York Funding Credit Facility

On November 29, 2016, CCT New York Funding LLC, or CCT New York Funding, a wholly owned special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the CCT New York Funding Credit Facility, pursuant to a loan and security agreement, or the CCT New York Funding Loan Agreement, with JPMorgan Chase Bank, National Association, or JPMorgan, as administrative agent and lender, any additional lenders from time to time party thereto, the collateral administrator, collateral agent and securities intermediary party thereto, and the Company, which succeeded CCT as the portfolio manager.

The CCT New York Funding Credit Facility provided for borrowings in an aggregate principal amount up to $300.

In connection with amending and restating the Locust Street Loan Agreement, the Company repaid and terminated the CCT New York Funding Credit Facility.

CCT Tokyo Funding Credit Facility

On December 2, 2015, CCT Tokyo Funding LLC, or CCT Tokyo Funding, a wholly owned special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the CCT Tokyo Funding Credit Facility, pursuant to a loan and servicing agreement with Sumitomo Mitsui Banking Corporation, or SMBC, as the administrative agent, collateral agent, and lender, and the Company, which succeeded CCT as the servicer and transferor.

The CCT Tokyo Funding Credit Facility provides for borrowings in an aggregate principal amount up to $300. The end of the reinvestment period and the maturity date for the CCT Tokyo Funding Credit Facility are June 2, 2020 and June 2, 2023, respectively. CCT Tokyo Funding may elect to extend both the reinvestment period and maturity date by an additional six months to December 2, 2020 and December 2, 2023, respectively, subject to satisfaction of certain conditions. Advances under the CCT Tokyo Funding Credit Facility are subject to a borrowing base test.

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

In connection with the CCT Tokyo Funding Credit Facility, CCT Tokyo Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar facilities. The CCT Tokyo Funding Credit Facility contains customary events of default for similar financing transactions. Upon the occurrence and during the continuance of an event of default, the administrative agent may declare the outstanding advances and all other obligations under the CCT Tokyo Funding Credit Facility immediately due and payable.

CCT Tokyo Funding’s obligations to SMBC under the CCT Tokyo Funding Credit Facility are secured by a first priority security interest in substantially all of the assets of CCT Tokyo Funding, including its portfolio of assets. The obligations of CCT Tokyo Funding under the CCT Tokyo Credit Facility are non-recourse to the Company.

Locust Street Credit Facility

On November 1, 2016, Locust Street Street Funding, LLC, or Locust Street, a wholly owned special purpose financing subsidiary of the Company, entered into a loan agreement, or the Locust Street Loan Agreement and, together with the related transaction documents as subsequently amended and restated, the Locust Street Credit Facility, with JPMorgan, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, and Virtus Group, LP, as collateral administrator, pursuant to which JPMorgan advanced a $625 term loan to Locust Street. Borrowings outstanding under the Locust Street Credit Facility previously beared interest at a rate equal to three-month LIBOR plus a spread of 2.6833% per annum. Interest was payable quarterly in arrears. Under the Locust Street Loan Agreement, Locust Street agreed to repay $200 of the aggregate principal amount of the advances on or before January 31, 2017, which repayment was satisfied in full in December 2016. All remaining outstanding advances under the Locust Street Loan Agreement were scheduled to mature, and all accrued and unpaid interest thereunder, was due and payable, on November 1, 2020.

On March 4, 2019, CCT New York Funding merged with and into Locust Street, and concurrently, Locust Street entered into an Amended and Restated Loan and Security Agreement, or the Locust Street Amended and Restated Loan Agreement, with JPMorgan, as administrative agent, each of the lenders party thereto, and Wells Fargo Bank, National Association, as collateral agent, securities intermediary, and collateral administrator, amending and restating the Locust Street Loan Agreement. Locust Street used a portion of the proceeds of additional borrowings under the Locust Street Amended and Restated Loan Agreement to repay and terminate the CCT New York Funding Credit Facility.

The Locust Street Credit Facility provides for revolving borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $400. The end of the reinvestment period and the maturity date for the Locust Street Credit Facility are September 28, 2021 and September 28, 2022, respectively. Borrowings under the Locust Street Credit Facility are subject to a borrowing base test.

Under the Locust Street Credit Facility, U.S. dollar borrowings bear interest at the rate of three-month LIBOR plus 2.50%. Foreign currency borrowings bear interest at the applicable floating rate plus 2.50%. Interest is payable quarterly in arrears. During the reinvestment period, Locust Street will pay unused fees quarterly in arrears in an amount equal to the sum of (1) the average daily unused commitment up to 80% of the maximum facility amount charged at the interest rate that would have accrued during that quarter if that unused commitment had been borrowed in U.S. Dollars plus (2) 0.75% per annum of the average daily unused commitment above 80% of the maximum facility amount.

In connection with the Locust Street Credit Facility, Locust Street has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. The Locust Street Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, JPMorgan may declare the outstanding borrowings and all other obligations under the Locust Street Credit Facility immediately due and payable.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Locust Street’s obligations under the Locust Street Credit Facility are secured by a first priority security interest in substantially all of the assets of Locust Street, including its portfolio of assets. The obligations of Locust Street under the Locust Street Credit Facility are non-recourse to the Company, and the Company’s exposure under the Locust Street Credit Facility is limited to the value of the Company’s investment in Locust Street.

The Company incurred costs in connection with obtaining and amending the Locust Street Credit Facility, which the Company has recorded as deferred financing costs on its consolidated balance sheets and amortizes to interest expense over the life of the facility. As of December 31, 2019, $3 of such deferred financing costs had yet to be amortized to interest expense.

Senior Secured Revolving Credit Facility

On August 9, 2018, the Company entered into a senior secured revolving credit facility, or as subsequently amended and restated the Senior Secured Revolving Credit Facility, with FS KKR Capital Corp. II (formerly known as FS Investment Corporation II, as a borrower in its own right and as successor by merger to FS Investment Corporation III), or FSK II, (and prior to the Merger, CCT), as borrowers, JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto.

The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $3,890 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $1,945 of additional commitments. The Senior Secured Revolving Credit Facility initially provides for a sublimit available for the Company to borrow up to $2,215 of the total facility amount, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility and the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to FSK II as an additional borrower, and the obligations of the borrowers under the Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $400, with a sublimit available for the Company to request the issuance of letters of credit in an aggregate face amount of up to $99.6, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility.

Availability under the Senior Secured Revolving Credit Facility will terminate on November 7, 2023, or the Revolver Termination Date, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on November 7, 2024. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date and at certain other times when the Company’s adjusted asset coverage ratio is less than 185%.

Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the borrowing base is equal to or greater than 1.85 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by JPMorgan, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month LIBOR plus 1% per annum) plus 0.75% and, (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, the alternate base rate plus 1.00%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the borrowing base is equal to or greater than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.75% and (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.00%. The Company will pay a commitment fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Senior Secured Revolving Credit Facility.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

In connection with the Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio (or, if greater, the statutory requirement then applicable to the Company).

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

Unsecured Notes

4.000% Notes due 2019

On July 14, 2014, the Company issued $400 aggregate principal amount of 4.000% notes due 2019. During the year ended December 31, 2019, the notes matured and were fully repaid.

4.250% Notes due 2020

On December 3, 2014, the Company issued $325 aggregate principal amount of 4.250% notes due 2020, or the 4.250% notes. On December 8, 2016, the Company issued an additional $80 aggregate principal amount of the 4.250% notes. On November 20, 2019, the Company repurchased and retired $214 aggregate principal amount of the 4.250% notes for total consideration of $218, including accrued and unpaid interest, pursuant to a cash tender offer. On December 16, 2019, the Company redeemed the remaining $191 aggregate principal amount of the 4.250% notes for 100% of the aggregate principal amount.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

4.750% Notes due 2022

On April 30, 2015, the Company issued $275 aggregate principal amount of 4.750% notes due 2022, or the 4.750% notes. On July 26, 2019, the Company issued an additional $175 aggregate principal amount of the 4.750% notes due 2022 for gross proceeds of $177. The 4.750% notes will mature on May 15, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the indenture governing the 4.750% notes. The 4.750% notes bear interest at a rate of 4.750% per year, payable semi-annually.

5.000% Notes due 2022

As part of the Merger, the Company assumed $245 aggregate principal amount of 5.000% notes due 2022, or the 5.000% notes. The 5.000% notes will mature on June 28, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the indenture governing the 5.000% notes. The 5.000% notes bear interest at a rate of 5.000% per year, payable semi-annually. The interest rate on the 5.000% notes is subject to adjustment in certain instances set forth in the indenture governing the 5.000% notes (up to a maximum interest rate of 5.50%), based on the corporate ratings of the Company by Fitch Ratings, Inc., Kroll Bond Rating Agency, Inc. and Standard & Poor’s Rating Services.

4.625% Notes due 2024

On July 15, 2019, the Company issued $400 aggregate principal amount of 4.625% notes due 2024, or the 4.625% notes. The 4.625% notes will mature on July 15, 2024 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 4.625% notes. The 4.625% notes bear interest at a rate of 4.625% per year, payable semi-annually.

4.125% Notes due 2025

On November 20, 2019, the Company issued $425 aggregate principal amount of 4.125% notes due 2025, or the 4.125% notes, and together with the 4.750% notes, the 5.000% notes and the 4.625% notes, the Unsecured Notes. On December 17, 2019, the Company issued an additional $45 aggregate principal amount of the 4.125% notes due 2025 for gross proceeds of $44.2. The 4.125% notes will mature on February 1, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 4.125% notes. The 4.125% notes bear interest at a rate of 4.125% per year, payable semi-annually.

The Unsecured Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Unsecured Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Unsecured Notes contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Unsecured Notes if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the indenture governing the Unsecured Notes.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the indenture governing the Unsecured Notes, the Company will generally be required to make an offer to purchase the outstanding Unsecured Notes at a price equal to 100% of the principal amount of such Unsecured Notes plus accrued and unpaid interest to the repurchase date.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

2019-1 Notes

On June 25, 2019, FS KKR MM CLO 1 LLC, a Delaware limited liability company and a wholly owned and consolidated special purpose financing subsidiary of the Company, or the Issuer, completed a $378.7 term debt securitization, or the CLO Transaction. The notes offered by the Issuer in the CLO Transaction, or the 2019-1 Notes, are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans. The CLO Transaction was executed through a private placement of: (i) $299.4 of Class A-1 Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 1.70%; (ii) $52.3 of Class A-2 Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 2.50%; and (iii) $27.0 of Class B Secured Deferrable Floating Rate Notes, or Class B Notes, which bear interest at LIBOR plus 4.10%. The Company has held 100% of the Class B Notes and membership interests in the Issuer, or the Membership Interests, since the Issuer’s formation on January 28, 2019. The Membership Interests do not bear interest and had a nominal value of approximately $128.8 at closing of the CLO Transaction. The 2019-1 Notes are scheduled to mature on July 15, 2030. On the closing date of the CLO Transaction, in consideration of the Company’s transfer to the Issuer of the initial closing date loan portfolio, which included loans distributed to the Company by certain of the Company’s wholly owned subsidiaries, the Issuer transferred to the Company a portion of the net cash proceeds received from the sale of the 2019-1 Notes. To the extent that the fair market value of the initial closing date loan portfolio sold to the Issuer exceeds the cash purchase price paid by the Issuer in consideration of such loan portfolio, such excess will be deemed a capital contribution made by the Company to the Issuer in respect of the Membership Interests that the Company holds in the Issuer. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2019, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2, LLC	$45.5
A10 Capital LLC	14.0
All Systems Holding LLC	24.8
Apex Group Limited	1.8
Aspect Software Inc	0.7
Bellatrix Exploration Ltd	0.3
CSafe Global	2.1
CSafe Global	11.7
Eagle Family Foods Inc	5.8
Entertainment Benefits Group LLC	4.1
Greystone Equity Member Corp	2.2
Heniff Transportation Systems LLC	7.6
ID Verde	32.9
Industria Chimica Emiliana Srl	12.7
J S Held LLC	13.0
J S Held LLC	5.1
Kellermeyer Bergensons Services LLC	26.8
Kellermeyer Bergensons Services LLC	35.0
Kodiak BP LLC	28.0
Lexitas Inc	8.0
Lexitas Inc	2.5
Lipari Foods LLC	21.8
Motion Recruitment Partners LLC	6.8
Motion Recruitment Partners LLC	29.8
North Haven Cadence Buyer Inc	0.9
North Haven Cadence Buyer Inc	2.8
Ontic Engineering & Manufacturing Inc	0.3
RSC Insurance Brokerage Inc	19.4
RSC Insurance Brokerage Inc	3.1
Sungard Availability Services Capital Inc	0.5
Transaction Services Group Ltd	21.1
Truck-Lite Co LLC	11.7
Truck-Lite Co LLC	16.1
Zeta Interactive Holdings Corp	0.6
Asset Based Finance
Home Partners JV, Structured Mezzanine	18.5

Total	$438.0

Unfunded equity/other commitments	$240.1

(1)	May be commitments to one or more entities affiliated with the named company.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

As of December 31, 2019, the Company also has an unfunded commitment to provide $385.2 of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on SCJV’s board of managers.

As of December 31, 2019, the Company’s unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(1.9). The Company funds its equity investments as it receives funding notices from the portfolio companies. As of December 31, 2019, the Company’s unfunded equity commitments have a fair value of zero.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2019 and December 31, 2018.

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2015	$1,835	2.20	—	N/A
2016	$1,703	2.35	—	N/A
2017	$1,722	2.33	—	N/A
2018	$3,397	2.23	—	N/A
2019	$4,195	1.92	—	N/A

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Per Share Data:(1)
Net asset value, beginning of period	$7.84	$9.30	$9.41	$9.10	$9.83
Results of operations(2)
Net investment income (loss)	0.79	0.82	0.83	0.85	1.10
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.32)	(1.43)	(0.08)	0.35	(0.94)

Net increase (decrease) in net assets resulting from operations	0.47	(0.61)	0.75	1.20	0.16

Stockholder distributions(3)
Distributions from net investment income	(0.76)	(0.85)	(0.86)	(0.89)	(0.75)
Distributions from net realized gain on investments	—	—	—	—	(0.14)

Net decrease in net assets resulting from stockholder distributions	(0.76)	(0.85)	(0.86)	(0.89)	(0.89)

Capital share transactions
Issuance of common stock(4)	—	—	0.00	0.00	0.00
Repurchases of common stock(5)	0.09	0.04	—	—	—
Deduction of deferred costs(6)	—	(0.04)	—	—	—

Net increase (decrease) in net assets resulting from capital share transactions	0.09	0.00	—	—	—

Net asset value, end of period	$7.64	$7.84	$9.30	$9.41	$9.10

Per share market value, end of period	$6.13	$5.18	$7.35	$10.30	$8.99

Shares outstanding, end of period	506,327,064	531,478,739	245,725,416	244,063,357	242,847,016

Total return based on net asset value(7)	7.14%	(6.56)%	7.97%	13.19%	1.63%

Total return based on market value(8)	33.80%	(20.15)%	(21.39)%	25.91%	(0.78)%

Ratio/Supplemental Data:
Net assets, end of period	$3,866	$4,166	$2,285	$2,297	$2,209
Ratio of net investment income to average net assets(9)	10.09%	9.15%	8.86%	9.32%	11.25%
Ratio of total operating expenses to average net assets(8)	9.09%	8.57%	9.48%	9.69%	8.90%
Ratio of net operating expenses to average net assets(9)	9.09%	8.44%	9.37%	9.69%	8.90%
Portfolio turnover	38.49%	19.92%	29.17%	29.65%	39.93%
Total amount of senior securities outstanding, exclusive of treasury securities	$4,195	$3,397	$1,722	$1,703	$1,835
Asset coverage per unit(10)	1.92	2.23	2.33	2.35	2.20

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Financial Highlights (continued)

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

(4)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s distribution reinvestment plan is an increase to the net asset value of less than $0.01 per share during the years ended December 31, 2017, 2016 and 2015.

(5)

Represents the incremental impact of the Company’s share repurchase program by buying shares in the open market at a price lower than net asset value per share for the years ended December 31, 2019 and 2018.

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

(9)

Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2019, 2018, 2017, 2016 and 2015:

	Year Ended December 31,
	2019	2018	2017	2016	2015
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	—	(0.89)%
Ratio of subordinated income incentive fees to average net assets	1.40%	1.16%	2.19%	2.33%	2.59%
Ratio of interest expense to average net assets	4.19%	3.75%	3.44%	3.33%	3.19%
Ratio of excise taxes to average net assets	0.17%	0.31%	0.23%	0.25%	0.26%

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

Note 14. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2019 and 2018. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$186	$199	$199	$195
Operating expenses
Net expenses and excise taxes	86	84	98	100

Net investment income	100	115	101	95
Realized and unrealized gain (loss)	(127)	(44)	—	6

Net increase (decrease) in net assets resulting from operations	$(27)	$71	$101	$101

Per share information-basic and diluted
Net investment income	$0.20	$0.22	$0.19	$0.18

Net increase (decrease) in net assets resulting from operations	$(0.05)	$0.14	$0.19	$0.19

Weighted average shares outstanding	508,758,302	517,543,295	522,199,688	527,507,132

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Investment income	$103	$95	$96	$100
Operating expenses
Net expenses and excise taxes	50	39	50	50

Net investment income	53	56	46	50
Realized and unrealized gain (loss)	545	(67)	(77)	(37)

Net increase (decrease) in net assets resulting from operations	$598	$(11)	$(31)	$13

Per share information-basic and diluted
Net investment income	$0.19	$0.23	$0.19	$0.21

Net increase (decrease) in net assets resulting from operations	$2.16	$(0.05)	$(0.13)	$0.05

Weighted average shares outstanding	277,283,374	239,495,341	242,801,446	245,713,188

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 14. Selected Quarterly Financial Data (Unaudited) (continued)

The sum of quarterly amounts does not necessarily equal amounts reported for the years ended December 31, 2019 and 2018. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

For the year ended December 31, 2019, 81.3% of net investment income distributions qualified as interest related dividends for FSK stockholders which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 67.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2019, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2020 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2020 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.5	Amendment No. 1 to the Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.4	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.5	Fourth Supplemental Indenture, dated as of July 15, 2019, relating to the 4.625% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.6	Form of 4.625% Notes due 2024. (Included as Exhibit A to the Fourth Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.7	Fifth Supplemental Indenture, dated as of November 20, 2019, relating to the 4.125% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020.)

4.8	Form of 4.125% Notes due 2025. (Included as Exhibit A to the Fifth Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2020.)

4.9	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.10	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.11*	Description of Securities

10.1	Investment Advisory Agreement, dated as of December 20, 2018, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.4	Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Locust Street Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019.)

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among the Company, FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.6	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.7	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.8	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.9	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.10	Fifth Amendment to Loan and Servicing Agreement, dated as of December 2, 2019, by and among CCT Tokyo Funding LLC, the Company, and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2019.)

10.11	Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

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

FS KKR CAPITAL CORP.

Date: February 27, 2020	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 27, 2020	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: February 27, 2020	/S/ STEVEN LILLY
Steven Lilly Chief Financial Officer (Principal Financial Officer)

Date: February 27, 2020	/s/ WILLIAM GOEBEL
William Goebel Chief Accounting Officer (Principal Accounting Officer)

Date: February 27, 2020	/S/ BARBARA ADAMS
Barbara Adams Director

Date: February 27, 2020	/S/ TODD BUILIONE
Todd Builione Director

Date: February 27, 2020	/S/ BRIAN R. FORD
Brian R. Ford Director

Date: February 27, 2020	/S/ RICHARD GOLDSTEIN
Richard Goldstein Director

Date: February 27, 2020	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: February 27, 2020	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: February 27, 2020	/s/ JEREL A. HOPKINS
Jerel A. Hopkins Director

Date: February 27, 2020	/s/ OSAGIE IMASOGIE
Osagie Imasogie Director

Date: February 27, 2020	/s/ JAMES H. KROPP
James H. Kropp Director

Date: February 27, 2020	/s/ ELIZABETH SANDLER
Elizabeth Sandler Director