Form 10-Q
period 2020-09-30
FS KKR Capital Corp
filed 2020-11-09
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

There were 123,755,965 shares of the registrant’s common stock outstanding as of November 6, 2020.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$5,474 and $6,006, respectively)	$5,015	$5,661
Non-controlled/affiliated investments (amortized cost—$623 and $686, respectively)	516	717
Controlled/affiliated investments (amortized cost—$1,400 and $1,117, respectively)	1,118	979

Total investments, at fair value (amortized cost—$7,497 and $7,809, respectively)	6,649	7,357
Cash	129	93
Foreign currency, at fair value (cost—$7 and $13, respectively)	7	13
Receivable for investments sold and repaid	231	657
Income receivable	93	82
Unrealized appreciation on foreign currency forward contracts	2	1
Deferred financing costs	12	10
Prepaid expenses and other assets	3	3

Total assets	$7,126	$8,216

Liabilities
Payable for investments purchased	$5	$15
Debt (net of deferred financing costs of $12 and $9, respectively)(1)	3,957	4,173
Unrealized depreciation on foreign currency forward contracts	0	0
Stockholder distributions payable	74	96
Management fees payable	24	30
Subordinated income incentive fees payable(2)	—	—
Administrative services expense payable	3	3
Interest payable	33	23
Other accrued expenses and liabilities	3	10

Total liabilities	4,099	4,350

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 123,755,965 and 126,581,766 shares issued and outstanding, respectively(4)	—	1
Capital in excess of par value	3,995	4,041
Retained earnings (accumulated deficit)(5)	(968)	(176)

Total stockholders’ equity	3,027	3,866

Total liabilities and stockholders’ equity	$7,126	$8,216

Net asset value per share of common stock at period end(4)	$24.46	$30.54

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)

As discussed in Note 3, the Company completed a Reverse Stock Split, effective as of June 15, 2020. The outstanding shares and net asset value per common share reflect the Reverse Stock Split on a retroactive basis.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment income
Interest income	$93	$153	$327	$451
Paid-in-kind interest income	11	7	31	23
Fee income	3	7	21	26
Dividend and other income	7	5	10	9
From non-controlled/affiliated investments:
Interest income	3	7	8	18
Paid-in-kind interest income	5	4	14	12
Fee income	—	—	0	—
Dividend income	0	—	0	—
From controlled/affiliated investments:
Interest income	2	3	6	8
Paid-in-kind interest income	1	—	3	4
Dividend and other income	22	13	56	42

Total investment income	147	199	476	593

Operating expenses
Management fees	24	28	80	85
Subordinated income incentive fees(1)	—	8	—	57
Administrative services expenses	1	4	6	7
Accounting and administrative fees	0	0	1	1
Interest expense(2)	40	42	128	126
Other general and administrative expenses	4	2	8	6

Total operating expenses	69	84	223	282

Net investment income	78	115	253	311

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(99)	(17)	(239)	(83)
Non-controlled/affiliated investments	(90)	29	(129)	21
Controlled/affiliated investments	(18)	5	(35)	2
Net realized gain (loss) on swap contracts	—	—	—	(10)
Net realized gain (loss) on foreign currency forward contracts	0	2	0	6
Net realized gain (loss) on foreign currency	(2)	2	(5)	3
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	261	(73)	(114)	(54)
Non-controlled/affiliated investments	27	(15)	(138)	62
Controlled/affiliated investments	68	12	(144)	(7)
Net change in unrealized appreciation (depreciation) on swap contracts	—	1	—	15
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)	7	1	6
Net change in unrealized gain (loss) on foreign currency	(14)	3	2	1

Total net realized and unrealized gain (loss)	132	(44)	(801)	(38)

Net increase (decrease) in net assets resulting from operations	$210	$71	$(548)	$273

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$1.70	$0.55	$(4.40)	$2.09

Weighted average shares outstanding(3)	123,755,965	129,385,824	124,470,122	130,595,052

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fee.

(2)	See Note 9 for a discussion of the Company’s financing arrangements.

(3)

As discussed in Note 3, the Company completed a reverse stock split, effective as of June 15, 2020. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect the reverse stock split on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operations
Net investment income (loss)	$78	$115	$253	$311
Net realized gain (loss) on investments, swap contracts and foreign currency	(209)	21	(408)	(61)
Net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency forward contracts(1)	355	(68)	(395)	22
Net change in unrealized gain (loss) on foreign currency	(14)	3	2	1

Net increase (decrease) in net assets resulting from operations	210	71	(548)	273

Stockholder distributions(2)
Distributions to stockholders	(74)	(98)	(244)	(297)

Net decrease in net assets resulting from stockholder distributions	(74)	(98)	(244)	(297)

Capital share transactions(3)
Repurchases of common stock	—	(47)	(47)	(118)

Net increase (decrease) in net assets resulting from capital share transactions	—	(47)	(47)	(118)

Total increase (decrease) in net assets	136	(74)	(839)	(142)
Net assets at beginning of period	2,891	4,098	3,866	4,166

Net assets at end of period	$3,027	$4,024	$3,027	$4,024

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(548)	$273
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,723)	(1,760)
Paid-in-kind interest	(64)	(39)
Proceeds from sales and repayments of investments	1,706	1,925
Net realized (gain) loss on investments	403	60
Net change in unrealized (appreciation) depreciation on investments	396	(1)
Net change in unrealized (appreciation) depreciation on swap contracts	—	(15)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1)	(6)
Accretion of discount	(10)	(16)
Amortization of deferred financing costs and discount	8	5
Unrealized (gain)/loss on borrowings in foreign currency	(10)	(4)
(Increase) decrease in receivable for investments sold and repaid	426	(184)
(Increase) decrease in income receivable	(11)	(24)
(Increase) decrease in prepaid expenses and other assets	—	(2)
Increase (decrease) in payable for investments purchased	(10)	65
Increase (decrease) in management fees payable	(6)	8
Increase (decrease) in subordinated income incentive fees payable	—	(6)
Increase (decrease) in administrative services expense	0	3
Increase (decrease) in interest payable	10	1
Increase (decrease) in other accrued expenses and liabilities	(7)	(15)

Net cash provided by (used in) operating activities	559	268

Cash flows from financing activities
Repurchases of common stock	(47)	(118)
Stockholder distributions	(266)	(244)
Borrowings under financing arrangements(1)	1,512	2,904
Repayments of financing arrangements(1)	(1,717)	(2,775)
Deferred financing costs paid	(11)	(13)

Net cash provided by (used in) financing activities	(529)	(246)

Total increase (decrease) in cash	30	22
Cash, and foreign currency at beginning of period	106	104

Cash, and foreign currency at end of period	$136	$126

Supplemental disclosure
Non-cash purchases of investments	$(212)	$(112)

Non-cash sales of investments	$212	$112

Local and excise taxes paid	$7	$9

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2020 and 2019, the Company paid $110 and $122, respectively, in interest expense on the financing arrangements.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—117.4%
5 Arch Income Fund 2 LLC	(l)(n)(q)(w)	Diversified Financials	9.0%		11/18/23	$29.9	$29.9	$27.1
5 Arch Income Fund 2 LLC	(l)(n)(q)(v)(w)	Diversified Financials	9.0%		11/18/23	3.4	3.4	3.0
A10 Capital LLC	(g)(h)	Diversified Financials	L+650	1.0%	5/1/23	30.3	30.1	29.7
A10 Capital LLC	(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.0	13.9
Abaco Systems, Inc	(e)(g)(h)(i)	Capital Goods	L+600	1.0%	12/7/21	60.7	60.0	60.7
ABB CONCISE Optical Group LLC	(h)(x)	Retailing	L+500	1.0%	6/15/23	0.7	0.7	0.6
Accuride Corp	(g)(h)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	17.8	17.6	14.0
Acproducts Inc	(g)(h)(x)	Consumer Durables & Apparel	L+650	1.0%	8/18/25	42.1	39.9	42.3
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+750	1.0%	10/4/22	19.8	16.8	12.2
Advantage Sales & Marketing Inc	(g)(h)(x)	Commercial & Professional Services	L+325	1.0%	7/23/21	11.0	10.9	10.9
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+625	1.0%	10/31/23	112.5	112.5	112.7
All Systems Holding LLC	(v)	Commercial & Professional Services	L+625	1.0%	10/31/23	7.2	7.2	7.2
AM General LLC	(g)(h)(i)	Capital Goods	L+750	1.0%	12/28/23	108.4	108.3	111.7
American Tire Distributors Inc	(g)(x)	Automobiles & Components	L+650, 1.5% PIK (1.5% Max PIK)	1.0%	9/2/24	23.1	21.7	19.8
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500		4/4/24	€53.7	65.5	54.4
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.3%	6/15/23	$1.9	1.9	1.9
Apex Group Limited	(g)(h)(l)	Diversified Financials	L+700	1.3%	6/16/25	18.6	18.3	18.8
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.5%	6/16/25	£31.4	39.9	40.9
Ardonagh Group Ltd	(l)(v)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/26	0.8	1.0	1.0
Aspect Software Inc	(g)	Software & Services	8.0% PIK (8.0% Max PIK)		10/30/20	$0.0	0.0	0.0
Aspect Software Inc	(v)	Software & Services	L+500	1.0%	7/15/23	0.7	0.7	0.7
Aspect Software Inc	(g)	Software & Services	L+500	1.0%	1/15/24	2.9	2.7	2.9
Berner Food & Beverage LLC	(g)(i)	Food & Staples Retailing	L+875	1.0%	3/16/22	79.1	78.8	82.0
Borden (New Dairy Opco)	(t)(y)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25	7.6	7.6	7.6
Borden (New Dairy Opco)	(t)(y)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25	16.8	16.8	16.8
Borden Dairy Co	(g)(n)(w)(y)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	26.0	24.1	—
Brand Energy & Infrastructure Services Inc	(h)(x)	Capital Goods	L+425	1.0%	6/21/24	3.0	2.9	2.8
Charles Taylor PLC	(g)(l)	Diversified Financials	L+575		1/24/27	£33.6	42.8	40.2
CSafe Global	(v)	Capital Goods	L+650	1.0%	11/1/21	$5.9	5.9	5.8
CSafe Global	(g)(h)	Capital Goods	L+650	1.0%	10/31/23	42.3	42.3	42.0
CSafe Global	(v)	Capital Goods	L+650	1.0%	10/31/23	3.9	3.9	3.9
CSM Bakery Products	(g)(x)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22	1.1	1.1	1.1
CTI Foods Holding Co LLC	(g)	Food, Beverage & Tobacco	L+577, 3.0% PIK (3.0% Max PIK)	1.0%	5/3/24	3.0	3.0	2.3
Datatel Inc	(g)(k)(x)	Software & Services	L+375	0.8%	10/7/27	1.2	1.2	1.2
Distribution International Inc	(g)(h)(x)	Retailing	L+575	1.0%	12/15/23	27.6	25.1	25.0
Eagle Family Foods Inc	(g)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	2.5	2.5	2.5
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	4.6	4.6	4.6
Eagle Family Foods Inc	(g)(h)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	46.5	46.2	46.3
Electronics For Imaging Inc	(g)(x)	Technology Hardware & Equipment	L+500		7/23/26	13.6	13.1	11.2
Empire Today LLC	(e)(g)(h)	Retailing	L+650	1.0%	11/17/22	75.6	75.6	76.1
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	4.3	4.3	3.8
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.5	0.5	0.4
Entertainment Benefits Group LLC	(g)(h)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	29.9	29.6	26.3
Frontline Technologies Group LLC	(g)(h)(i)	Software & Services	L+575	1.0%	9/18/23	94.4	93.8	93.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone & Co Inc	(e)(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	$36.9	$36.7	$37.3
Greystone Equity Member Corp	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	60.8	60.8	59.7
Heniff Transportation Systems LLC	(g)	Transportation	L+575	1.0%	12/3/24	2.8	2.8	2.7
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	5.5	5.5	5.4
Heniff Transportation Systems LLC	(g)(h)(i)	Transportation	L+575	1.0%	12/3/26	64.6	64.2	64.1
Hilton Worldwide Finance LLC	(h)(l)(x)	Consumer Services	L+175		6/22/26	5.0	4.8	4.8
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	0.9	0.6	0.2
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	0.1	0.1	0.1
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	32.9	32.7	26.0
ID Verde	(g)(l)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)		3/29/24	€30.2	33.1	35.4
ID Verde	(g)(l)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)		3/29/24	£4.3	5.1	5.5
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725		6/30/26	€19.3	20.7	22.5
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725		9/27/26	8.1	9.3	9.4
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$24.7	24.8	27.3
J S Held LLC	(e)(g)(h)	Insurance	L+600	1.0%	7/1/25	60.7	60.2	60.8
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	6.5	6.5	6.5
J S Held LLC	(g)	Insurance	L+600	1.0%	7/1/25	0.8	0.8	0.8
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	5.4	5.4	5.4
JHT Holdings Inc	(e)(h)(i)	Capital Goods	L+850	1.0%	5/4/22	13.7	13.7	13.9
Jo-Ann Stores Inc	(h)(x)	Retailing	L+500	1.0%	10/20/23	8.7	8.7	7.5
Kellermeyer Bergensons Services LLC	(e)(g)(h)(i)	Commercial & Professional Services	L+650	1.0%	11/9/26	115.0	114.2	115.1
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+650	1.0%	11/9/26	31.4	31.4	31.4
Kodiak BP LLC	(g)(h)	Capital Goods	L+725	1.0%	12/2/24	71.3	71.2	72.0
Kodiak BP LLC	(v)	Capital Goods	L+725	1.0%	12/2/24	64.0	63.9	64.6
Koosharem LLC	(g)(x)	Commercial & Professional Services	L+450	1.0%	4/18/25	0.0	0.0	0.0
Laird PLC	(h)(l)(x)	Technology Hardware & Equipment	L+450		7/9/25	1.9	1.8	1.8
Lexitas Inc	(g)(h)(i)	Commercial & Professional Services	L+575	1.0%	11/14/25	26.8	26.5	26.3
Lexitas Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/14/25	2.5	2.5	2.4
Lionbridge Technologies Inc	(g)(h)(i)	Consumer Services	L+625	1.0%	12/29/25	68.8	68.5	68.9
Lipari Foods LLC	(e)(g)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	84.9	84.2	84.4
Lipari Foods LLC	(g)	Food & Staples Retailing	L+588	1.0%	1/6/25	19.3	19.3	19.2
Matchesfashion Ltd	(h)(l)	Consumer Durables & Apparel	L+463, 1.0%PIK (1.0% Max PIK)		10/11/24	12.7	12.1	9.9
Micronics Filtration Holdings Inc	(g)(n)(w)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	46.7	45.0	34.5
Motion Recruitment Partners LLC	(g)(h)	Commercial & Professional Services	L+600	1.0%	12/19/25	37.6	37.3	33.9
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+600	1.0%	12/19/25	29.8	29.8	26.9
NBG Home	(g)(h)(i)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	69.7	69.4	52.1
NCI Inc	(g)(h)(i)	Software & Services	L+500, 2.5% PIK (2.5% Max PIK)	1.0%	8/15/24	83.0	82.3	61.2
One Call Care Management Inc	(g)(x)(y)	Health Care Equipment & Services	L+525	1.0%	11/27/22	4.9	4.3	4.3
P2 Energy Solutions Inc.	(g)	Software & Services	L+675	1.0%	1/31/25	2.3	2.3	2.3
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	4.7	4.7	4.6
P2 Energy Solutions Inc.	(g)(h)(i)	Software & Services	L+675	1.0%	2/2/26	116.8	115.5	114.9
Petroplex Acidizing Inc	(g)(n)(w)(y)	Energy	L+725, 1.8% PIK (1.8% Max PIK)	1.0%	12/30/21	24.0	22.8	6.0
Polyconcept North America Inc	(g)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23	21.0	20.7	18.5
Premium Credit Ltd	(g)(l)	Diversified Financials	L+650		1/16/26	£40.0	51.1	49.9
Pretium Packaging LLC	(g)(h)(i)	Household & Personal Products	L+625	1.0%	1/15/27	$20.3	20.1	20.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Pretium Packaging LLC	(v)	Household & Personal Products	L+625	1.0%	1/15/27		$19.5	$19.4	$19.5
Project Marron	(g)(l)	Consumer Services	B+625		7/3/25	A$	1.5	1.0	0.9
PSKW LLC	(e)(g)	Health Care Equipment & Services	L+625	1.0%	3/9/26		$137.6	136.0	135.6
Qdoba Restaurant Corp	(h)(x)	Consumer Services	L+700	1.0%	3/21/25		11.1	10.9	10.3
Reliant Rehab Hospital Cincinnati LLC	(e)(g)(h)(i)	Health Care Equipment & Services	L+675		9/2/24		102.4	101.7	96.9
Revere Superior Holdings Inc	(g)	Software & Services	L+575	1.0%	9/30/26		13.0	13.0	13.0
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26		1.0	1.0	1.0
Roadrunner Intermediate Acquisition Co LLC	(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		10.8	10.8	10.8
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	9/30/26		3.2	3.1	3.2
RSC Insurance Brokerage Inc	(g)	Insurance	L+550	1.0%	10/30/26		1.2	1.2	1.2
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	10/30/26		7.1	7.1	7.1
RSC Insurance Brokerage Inc	(e)(g)(h)(i)	Insurance	L+550	1.0%	10/30/26		92.6	91.9	92.9
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	10/30/26		4.1	4.0	4.1
Safe-Guard Products International LLC	(e)(i)	Diversified Financials	L+575		1/27/27		60.5	59.9	58.4
Savers Inc	(e)(h)	Retailing	L+600, 2.8% PIK (2.8% Max PIK)	1.5%	3/28/24		45.0	44.6	43.8
Savers Inc	(g)(l)	Retailing	C+650, 2.8% PIK (2.8% Max PIK)	1.5%	3/28/24	C$	62.4	46.1	46.4
Sequa Corp	(h)(x)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		$11.9	11.2	11.3
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.7	13.7	11.9
Sequel Youth & Family Services LLC	(e)(g)(h)	Health Care Equipment & Services	L+800	1.0%	9/1/23		80.0	80.0	69.6
Sequential Brands Group Inc.	(g)(h)	Consumer Durables & Apparel	L+875		2/7/24		59.2	58.4	49.5
Sorenson Communications LLC	(h)(x)	Telecommunication Services	L+650		4/29/24		11.6	11.3	11.6
Sungard Availability Services Capital Inc	(g)	Software & Services	L+750	1.0%	2/3/22		0.7	0.7	0.7
Sungard Availability Services Capital Inc	(v)	Software & Services	L+750	1.0%	2/3/22		0.4	0.3	0.4
Sutherland Global Services Inc	(h)(l)(x)	Software & Services	L+538	1.0%	4/23/21		4.5	4.5	3.9
Sweet Harvest Foods Management Co	(g)(i)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		24.3	24.3	24.3
Sweet Harvest Foods Management Co	(v)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		0.8	0.8	0.8
Tangoe LLC	(e)(g)(h)(i)	Software & Services	L+650	1.0%	11/28/25		89.3	88.6	83.7
ThermaSys Corp	(g)(y)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		7.3	7.7	4.6
ThreeSixty Group	(g)(h)(i)	Retailing	L+375, 3.8% PIK (3.8% Max PIK)	1.5%	3/1/23		51.0	50.5	45.3
ThreeSixty Group	(g)(h)(i)	Retailing	L+375, 3.8% PIK (3.8% Max PIK)	1.5%	3/1/23		51.3	50.9	45.5
Torrid Inc	(g)(h)	Retailing	L+675	1.0%	12/16/24		26.7	26.3	26.8
Trace3 Inc	(e)(g)(h)	Software & Services	L+675	1.0%	8/5/24		89.0	89.0	88.2
Transaction Services Group Ltd	(g)(l)	Consumer Services	B+600		10/15/26	A$	7.6	5.0	5.1
Transaction Services Group Ltd	(g)(l)	Consumer Services	L+600		10/15/26		$15.9	15.9	14.9
Transaction Services Group Ltd	(g)(l)	Consumer Services	L+600		10/15/26		£6.1	7.8	7.4
Truck-Lite Co LLC	(g)	Capital Goods	L+625	1.0%	12/13/24		$2.5	2.5	2.4
Truck-Lite Co LLC	(v)	Capital Goods	L+625	1.0%	12/13/24		9.3	9.2	8.9
Truck-Lite Co LLC	(g)(h)(i)	Capital Goods	L+625	1.0%	12/13/26		109.5	108.3	105.1
Truck-Lite Co LLC	(v)	Capital Goods	L+625	1.0%	12/13/26		16.2	16.1	15.6
United Rentals North America Inc	(h)(l)(x)	Capital Goods	L+175		10/31/25		5.0	4.9	5.0
Utility One Source LP	(h)(x)	Capital Goods	L+425		4/18/25		0.0	0.0	0.0
Virgin Pulse Inc	(e)(g)(h)(i)	Software & Services	L+600	1.0%	5/22/25		135.8	135.1	135.9
Warren Resources Inc	(h)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21		0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	10/15/21		4.7	4.6	4.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	7/15/22		4.9	4.9	5.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	$17.5	$17.5	$17.7
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	7.3	7.3	7.3
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	3.8	3.7	3.8
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	12.1	12.0	12.3
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	11.7	11.7	11.9
Z Gallerie LLC	(g)(n)(w)(y)	Retailing	L+650	1.0%	12/31/21	0.5	0.4	0.5
Zeta Interactive Holdings Corp	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	15.8	15.8	15.8

Total Senior Secured Loans—First Lien							3,979.4	3,805.9
Unfunded Loan Commitments							(251.9)	(251.9)

Net Senior Secured Loans—First Lien							3,727.5	3,554.0

Senior Secured Loans—Second Lien—28.2%
Abaco Systems, Inc	(e)(g)	Capital Goods	L+1,050	1.0%	6/7/22	63.4	62.9	63.4
Agro Merchants Global LP	(g)	Transportation	L+800	1.0%	11/30/25	13.4	13.1	13.2
Amtek Global Technology Pte Ltd	(g)(j)(l)(n)(w)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)		4/4/24	€44.4	51.3	—
athenahealth Inc	(e)(g)	Health Care Equipment & Services	L+850		2/11/27	$112.9	111.9	115.2
Belk Inc	(g)(n)(w)	Retailing	10.5%		6/12/23	19.5	14.5	4.3
Belk Inc	(g)(n)(w)	Retailing	10.5%		10/29/25	99.6	93.2	22.0
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	18.0	18.0	17.8
Chisholm Oil & Gas Operating LLC	(g)(n)(w)	Energy	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	16.2	16.0	0.1
CommerceHub Inc	(g)(h)	Software & Services	L+775		5/21/26	69.3	67.6	70.0
Culligan International Co	(g)(h)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.4	84.7
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.7	9.2
MedAssets Inc	(e)(g)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	62.1	53.2
NBG Home	(g)(n)(w)	Consumer Durables & Apparel	L+1,175 PIK (L+1,175 Max PIK)	1.0%	9/30/24	26.8	24.7	10.0
NEP Broadcasting LLC	(g)(x)	Media & Entertainment	L+700		10/19/26	1.0	1.0	0.8
OEConnection LLC	(e)(g)	Software & Services	L+825		9/25/27	34.1	33.8	33.6
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750		10/26/26	2.4	2.4	2.2
Peak 10 Holding Corp	(g)(n)(w)(x)	Telecommunication Services	L+725		8/1/25	0.2	0.2	0.1
Petrochoice Holdings Inc	(e)(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.1	57.5
Polyconcept North America Inc	(g)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	8.6	8.4	7.0
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.4	67.7
Rise Baking Company	(g)(h)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.9	29.3
Sequa Corp	(h)(x)	Capital Goods	L+400, 6.8% PIK (6.8% Max PIK)	1.0%	4/28/24	3.5	3.5	2.8
Sorenson Communications LLC	(f)	Telecommunication Services	L+1,150 PIK (L+1,150 PIK Max PIK)		4/30/25	17.3	16.9	17.3
Sparta Systems Inc	(g)	Software & Services	L+825	1.0%	8/21/25	35.1	34.7	31.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	2.0	2.0	2.0
Vestcom International Inc	(g)(h)	Consumer Services	L+825	1.0%	12/19/24	70.5	70.1	70.5
WireCo WorldGroup Inc	(h)(x)	Capital Goods	L+900	1.0%	9/30/24	3.4	3.4	2.6
Wittur Holding GmbH	(g)(l)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€56.5	60.4	62.5
Z Gallerie LLC	(g)(n)(w)(y)	Retailing	12.0%		6/20/21	$2.9	2.9	2.3

Total Senior Secured Loans—Second Lien							1,044.5	853.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Other Senior Secured Debt—2.7%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$36.6	$23.6	$—
Angelica Corp	(n)(t)(w)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	46.0	42.2	20.5
Black Swan Energy Ltd	(e)(l)	Energy	9.0%		1/20/24	6.0	6.0	6.0
Enterprise Development Authority	(g)(x)	Consumer Services	12.0%		7/15/24	3.6	3.7	4.0
JW Aluminum Co	(e)(g)(x)(y)	Materials	10.3%		6/1/26	36.5	36.5	38.6
Lycra	(g)(l)(x)	Consumer Durables & Apparel	7.5%		5/1/25	5.4	5.4	3.8
TruckPro LLC	(g)(x)	Capital Goods	11.0%		10/15/24	2.8	2.6	2.8
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	6.6
Z Gallerie LLC	(g)(n)(w)(y)	Retailing	L+650	1.0%	12/31/21	0.4	0.0	—
Z Gallerie LLC	(g)(n)(w)(y)	Retailing	L+650	1.0%	6/20/22	1.8	1.5	—

Total Other Senior Secured Debt							129.0	82.3

Subordinated Debt—5.6%
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.0	0.0	0.0
Ardonagh Group Ltd	(g)(l)(x)	Insurance	11.5%		1/15/27	0.8	0.8	0.8
athenahealth Inc	(g)	Health Care Equipment & Services	L+1,113 PIK (L+1,113 Max PIK)		2/11/27	69.2	69.2	69.6
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	23.4	23.2	19.5
Cornerstone (Ply Gem Holdings Inc)	(g)(x)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2
Craftworks Rest & Breweries Group Inc	(g)(n)(w)	Consumer Services	12.0% PIK (12.0% Max PIK)		11/1/24	7.3	7.2	—
DEI Sales Inc	(g)(n)(w)	Consumer Durables & Apparel	9.0%, 7.0% PIK (7.0% Max PIK)		2/28/23	86.1	82.1	17.3
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				110.5	—	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				24.8	26.9	29.0
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	110.9	99.4	32.4

Total Subordinated Debt							309.0	168.8

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—28.3%
801 5th Ave, Seattle, Private Equity	(g)(l)(n)(z)	Real Estate				4,529,676	$4.5	$9.6
801 5th Ave, Seattle, Structure Mezzanine	(g)(l)(z)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$28.6	28.6	28.6
Abacus JV, Private Equity	(g)(l)	Insurance				27,083,946	27.1	27.9
Accelerator Investments Aggregator LP, Private Equity	(g)(l)(n)	Diversified Financials				3,303,010	3.8	3.0
Altavair AirFinance, Private Equity	(g)(l)	Capital Goods				43,028,663	43.0	44.6
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	3.8	0.3
Australis Maritime, Common Stock	(g)(l)	Transportation				17,332,793	17.3	17.4
Avida Holding AB, Common Stock	(g)(l)(n)(z)	Diversified Financials				328,271,754	35.5	35.1
Bank of Ireland, Class B Credit Linked Floating Rate Note	(j)(l)	Banks	L+1,185		12/4/27	$15.1	15.1	14.4
Byrider Finance LLC, Sub Note	(g)	Automobiles & Components	8.7%		2/17/25	$2.1	2.0	2.1
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				69,429,554	69.5	—
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.3	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$8.1	7.3	7.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.7	1.5	1.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.6	$1.4	$1.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$95.6	85.7	86.6
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(I)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$21.3	19.1	19.3
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.2	2.0	2.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(I)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$16.9	15.2	15.3
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$8.2	7.3	7.4
Global Jet Capital LLC, Structured Mezzanine	(f)(I)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.8	1.6	1.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$20.5	18.4	18.5
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$20.1	18.0	18.2
Global Lending Services LLC, Private Equity	(g)(l)(n)	Diversified Financials				5,919,982	5.9	6.7
Global Lending Services LLC, Private Equity	(g)(l)(n)	Diversified Financials				1,150,269	1.2	1.3
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				15,800,493	15.8	19.2
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				$585,959.6	0.6	—
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$35.7	35.7	35.7
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	12	11.8	11.8
Kilter Finance, Private Equity	(g)(l)(n)(z)	Insurance				€247,441.0	0.2	0.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	18.2%		5/31/23	N/A	41.8	41.5
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(g)(l)	Capital Goods				18,232,156.9	18.2	21.3
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	8.0%		6/22/22	€7.4	8.4	8.6
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	12.0%		6/22/22	€4.7	5.3	5.5
Opendoor Labs Inc, 2L Term Loan	(g)(l)	Real Estate	10.0%		1/23/26	$23.6	23.6	23.6
Opendoor Labs Inc, 2L Term Loan	(l)(v)	Real Estate	10.0%		1/23/26	$47.1	47.1	47.1
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				62,976	62.0	19.5
Prime ST LLC, Private Equity	(g)(l)(n)(z)	Real Estate				3,058,733	3.1	2.1
Prime ST LLC, Structured Mezzanine	(g)(l)(z)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$21.7	21.7	21.7
Rampart CLO 2007 1A Class Subord.	(g)(l)(n)	Diversified Financials			10/25/21	$10.0	—	—
Sofi Lending Corp, Purchase Facility	(g)(l)	Diversified Financials				32,231,687	32.2	32.7
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials				6,500,000	6.5	6.2
Toorak Capital Funding LLC, Membership Interest	(g)(l)(z)	Real Estate				N/A	7.9	9.7
Toorak Capital Partners LLC, Private Equity	(g)(z)	Real Estate				N/A	193.9	237.8
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)(n)	Diversified Financials			1/15/26	$42.5	17.5	—

Total Asset Based Finance							992.4	915.7
Unfunded commitments							(58.9)	(58.9)

Net Asset Based Finance							933.5	856.8

Strategic Credit Opportunities, LLC—21.3%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$757.8	$757.8	$644.9

Total Strategic Credit Opportunities Partners							757.8	644.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—16.1%(m)
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				587,637	$16.5	$—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	9,262	0.1	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				7,350,267	7.3	11.8
All Systems Holding LLC, Common Stock	(g)(n)	Commercial & Professional Services				586,763	0.6	0.8
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(j)(l)(n)(z)	Automobiles & Components				4,097	—	—
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(n)(z)	Automobiles & Components				1,190,759	1.0	—
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ardonagh Ltd, Ordinary Shares	(g)(l)(n)	Insurance				16,450	—	—
Ardonagh Ltd, Ordinary Shares	(g)(l)(n)	Insurance				116,814	0.2	0.2
Ardonagh Ltd, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	11.6
Arena Energy LP, Warrants	(g)(n)	Energy				9,740,932	0.0	0.0
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(o)	Energy				86,607,143	19.4	19.4
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,149,421	23.4	36.3
ASG Technologies, Warrant	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	2.2
Aspect Software Inc, Common Stock	(g)(n)	Software & Services				161,261	0.3	0.3
Aspect Software Inc, Warrant	(g)(n)	Software & Services			1/15/24	161,008	—	0.0
AVF Parent LLC, Trade Claim	(g)(n)	Retailing				56,969	—	0.8
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	—
Borden (New Dairy Opco), Common Stock	(n)(t)(y)	Food, Beverage & Tobacco				4,466,800	3.9	3.5
Cengage Learning, Inc, Common Stock	(g)(n)	Media & Entertainment				227,802	7.5	2.5
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.7
CTI Foods Holding Co LLC, Common Stock	(g)(n)	Food, Beverage & Tobacco				5,836	0.7	—
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	—
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	—
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	—
Directed LLC, Warrant	(g)(n)	Consumer Durables & Apparel			12/31/25	649,538	—	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	2.6
FourPoint Energy LLC, Common Stock	(n)(p)	Energy				75,429	44.0	44.0
Fronton BV, Common Stock	(n)(p)(y)	Consumer Services				14,943	—	1.4
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	—	2.0
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	0.0	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	$15.0	$—
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				81,625	83.6	128.8
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	1.9
Imagine Communications Corp, Common Stock	(g)(n)	Media & Entertainment				33,034	3.8	2.8
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	0.5	0.4
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	0.4
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	0.0	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	8,404	102.9	99.2
MB Precision Holdings LLC, Class A—2 Units	(n)(p)	Capital Goods				1,426,110	0.5	—
Micronics Filtration Holdings Inc, Common Stock	(g)(n)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				23	0.2	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(e)(g)(y)	Capital Goods	3.0% PIK (3.0% Max PIK)		3/31/24	112,780	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(e)(g)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/31/24	54,000	—	—
Mood Media LLC, Class A Warrants	(f)(g)(n)(y)	Media & Entertainment			7/31/25	44,827,708	—	—
Mood Media LLC, Class B Warrants	(f)(g)(n)(y)	Media & Entertainment			7/31/25	44,827,708	—	—
Mood Media LLC, Class C Warrants	(f)(g)(n)(y)	Media & Entertainment			7/31/25	44,827,708	—	—
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(g)(n)(y)	Health Care Equipment & Services				4,370,566,806	3.0	2.1
One Call Care Management Inc, Preferred Stock A	(g)(n)(y)	Health Care Equipment & Services				466,194	32.3	22.8
One Call Care Management Inc, Preferred Stock B	(g)(y)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	9,615,247	9.8	10.4
Petroplex Acidizing Inc, Preferred Stock A	(g)(y)	Energy	2.0% PIK (2.0% Max PIK)			24,518,482	4.4	—
Petroplex Acidizing Inc, Warrant	(g)(n)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(g)(n)	Household & Personal Products				29,376	2.9	2.1
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	8.4
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Common Stock	(g)(n)	Health Care Equipment & Services				32,622	0.3	0.3
Quorum Health Corp, Trade Claim	(g)(n)	Health Care Equipment & Services				3,334,000	0.3	0.3
Quorum Health Corp, Trust Initial Funding Units	(g)(n)	Health Care Equipment & Services				57,595	0.1	0.1
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.2
Sequential Brands Group Inc., Common Stock	(g)(x)	Consumer Durables & Apparel				5,167	2.8	0.0
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	41.3
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	4.9
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(f)(g)(n)	Software & Services				44,857	3.1	1.8
Sweet Harvest Foods Management Co, Warrant	(g)(i)(n)	Food & Staples Retailing			6/30/30	2,883,007	—	1.1
ThermaSys Corp, Common Stock	(e)(f)(g)(n)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.7	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	$0.2	$1.0
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.2
Z Gallerie LLC, Common Stock	(g)(n)(y)	Retailing				1,862,460	0.7	—
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.2
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	3.1
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.0

Total Equity/Other							595.6	488.7

TOTAL INVESTMENTS—219.6%							$7,496.9	6,648.7

LIABILITIES IN EXCESS OF OTHER ASSETS—(119.6%)								(3,621.7)

NET ASSETS—100%								$3,027.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2020	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0 Sold	$2.1	$2.1	$0.0
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.6	0.1
EUR	8/8/2025	JP Morgan Chase Bank		€4.8 Sold	5.7	5.9	(0.2)
GBP	10/13/2021	JP Morgan Chase Bank		£3.4 Sold	4.6	4.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£7.0 Sold	9.4	9.0	0.4
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.5	0.4
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.2	0.4
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.4	0.4
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.8	0.1
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.2	0.0
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	13.5	(0.2)

Total					$54.2	$52.6	$1.6

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.23%, the Euro Interbank Offered Rate, or EURIBOR, was (0.50)%, Canadian Dollar Offer Rate, or CDOR, was 0.51% and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S. dollars unless otherwise noted.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

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

(j)	Security or portion thereof held within CCT Dublin Funding Limited.

(k)	Position or portion thereof unsettled as of September 30, 2020.

(l)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2020, 75.4% of the Company’s total assets represented qualifying assets.

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

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

(y)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the nine months ended September 30, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
AltEn, LLC	$1.5	$—	$—	$(2.7)	$1.2	$—	$—	$—	$—	$—
Borden (New Dairy Opco)	—	7.6	—	—	—	7.6	0.1	—	—	—
Borden (New Dairy Opco)	—	16.8	—	—	—	16.8	0.3	—	—	—
Borden Dairy Co(4)	—	70.3	(11.7)	(34.5)	(24.1)	—	—	—	—	—
HM Dunn Co Inc	0.4	—	—	—	(0.2)	0.2	—	—	—	—
HM Dunn Co Inc	0.1	—	—	—	—	0.1	—	—	—	—
MB Precision Holdings LLC	4.6	0.2	(3.9)	(0.8)	(0.1)	—	0.3	—	—	—
Micronics Filtration Holdings Inc(4)	—	61.6	—	(16.6)	(10.5)	34.5	—	—	—	—
One Call Care Management Inc	4.6	0.1	—	—	(0.4)	4.3	0.4	—	—	—
Petroplex Acidizing Inc	22.2	0.6	—	—	(16.8)	6.0	—	—	—	—
Safariland LLC	2.6	—	(2.5)	(0.3)	0.2	—	—	—	—	—
Safariland LLC	116.2	8.8	(117.4)	(14.7)	7.1	—	1.3	—	—	—
ThermaSys Corp	6.4	0.6	—	—	(2.4)	4.6	0.2	0.4	—	—
Z Gallerie LLC	—	0.9	(0.5)	—	0.1	0.5	—	—	—	—
Senior Secured Loans—Second Lien
Z Gallerie LLC	2.8	—	—	—	(0.5)	2.3	0.1	—	—	—
Other Senior Secured Debt
JW Aluminum Co	38.3	—	—	—	0.3	38.6	2.8	—	—	—
Mood Media Corp	36.4	3.6	—	(40.5)	0.5	—	0.4	—	—	—
Z Gallerie LLC	—	—	—	—	—	—	—	—	—	—
Z Gallerie LLC	1.4	—	—	—	(1.4)	—	—	—	0.1	—
Asset Based Finance
Home Partners JV, Common Stock	13.2	3.3	—	—	2.7	19.2	—	—	—	—
Home Partners JV, Private Equity	—	—	—	—	—	—	—	—	—	—
Home Partners JV, Structured Mezzanine	25.0	10.7	—	—	—	35.7	—	2.7	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	22.7	—	—	—	(3.2)	19.5	—	—	—	—
Equity/Other
AltEn, LLC, Membership Units	—	—	—	(3.0)	3.0	—	—	—	—	—
ASG Technologies, Common Stock	56.5	—	—	—	(20.3)	36.2	—	—	—	—
ASG Technologies, Warrant	6.3	—	—	—	(4.1)	2.2	—	—	—	—
Borden (New Dairy Opco), Common Stock	—	3.9	—	—	(0.4)	3.5	—	—	—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.4	—	—	—	—	1.4	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Home Partners of America Inc, Common Stock	$134.1	$—	$—	$—	$(5.3)	$128.8	$—	$—	$—	$—
Home Partners of America Inc, Warrant	2.0	—	—	—	(0.1)	1.9	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	127.2	12.5	—	—	(40.5)	99.2	2.1	10.6	—	—
MB Precision Holdings LLC, Class A—2 Units	—	—	(0.5)	—	0.5	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	—	—	(1.9)	0.7	—	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock(4)	—	0.6	—	—	(0.6)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A(4)	—	0.6	—	—	(0.6)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B(4)	—	0.2	—	—	(0.2)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK(4)	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK(4)	—	—	—	—	—	—	—	—	—	—
Mood Media Corp, Common Stock	0.9	—	—	(11.8)	10.9	—	—	—	—	—
One Call Care Management Inc, Common Stock	3.0	—	—	—	(0.9)	2.1	—	—	—	—
One Call Care Management Inc, Preferred Stock A	32.3	—	—	—	(9.5)	22.8	—	—	—	—
One Call Care Management Inc, Preferred Stock B	9.8	—	—	—	0.6	10.4	—	0.6	—	—
Petroplex Acidizing Inc, Preferred Stock A	4.2	0.2	—	—	(4.4)	—	—	—	—	0.3
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	14.4	—	—	—	(6.0)	8.4	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
Safariland LLC, Common Equity	6.4	—	(1.0)	(2.0)	(3.4)	—	—	—	—	—
ThermaSys Corp, Common Stock	6.9	—	—	—	(6.9)	—	—	—	—	—
ThermaSys Corp, Preferred Stock	1.5	—	—	—	(1.5)	—	—	—	—	—
Z Gallerie LLC, Common Stock	0.7	—	—	—	(0.7)	—	—	—	—	—

Total	$716.7	$203.1	$(137.5)	$(128.8)	$(137.2)	$516.3	$8.0	$14.3	$0.1	$0.3

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

(3)	Interest, PIK, fee and dividend income presented for the full nine months ended September 30, 2020.

(4)

The Company held this investment as of December 31, 2019 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2019. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

(in millions, except share amounts)

(z)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the nine months ended September 30, 2020, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the nine months ended September 30, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2020	Interest Income(3)	PIK Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$13.1	$—	$(1.1)	$—	$0.2	$12.2	$—	$—	$—
Amtek Global Technology Pte Ltd	55.3	5.0	—	—	(5.9)	54.4	2.2	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	36.3	6.5	(0.1)	—	(42.7)	—	—	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	—	—	—	—	—	—	—
Subordinated Debt
Hilding Anders	76.8	—	(26.9)	(3.0)	(14.5)	32.4	—	—	—
Hilding Anders	0.2	—	—	(0.5)	0.3	—	—	—	—
Hilding Anders	—	—	—	(0.9)	0.9	—	—	—	—
Hilding Anders	3.6	—	—	(12.9)	9.3	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—
Hilding Anders	—	26.9	—	—	2.1	29.0	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	52.9	0.1	(24.4)	—	—	28.6	2.6	1.2	—
801 5th Ave, Seattle, Private Equity	8.8	—	(6.3)	2.0	5.1	9.6	—	—	—
Avida Holding AB, Common Stock	—	35.5	—	—	(0.4)	35.1	—	—	—
Kilter Finance, Private Equity	—	0.2	—	—	—	0.2	—	—	—
Prime St LLC, Private Equity	—	5.7	(0.3)	(2.3)	(1.0)	2.1	—	—	—
Prime St LLC, Structured Mezzanine	—	40.3	(18.6)	—	—	21.7	0.8	1.3	—
Toorak Capital Funding LLC, Membership Interest	5.3	3.7	—	—	0.7	9.7	—	—	—
Toorak Capital LLC, Membership Interest	240.5	9.7	(4.5)	—	(7.9)	237.8	—	—	4.8
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	479.0	266.9	—	—	(101.0)	644.9	—	—	51.6
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	5.2	—	—	—	(5.2)	—	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	0.6	—	—	—	(0.6)	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	1.3	—	—	—	(1.3)	—	—	—	—
KKR BPT Holdings Aggregator LLC, Membership Interest	—	—	(0.4)	(17.2)	17.6	—	—	—	—

Total	$978.9	$400.5	$(82.6)	$(34.8)	$(144.3)	$1,117.7	$5.6	$2.5	$56.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2020

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

(3)	Interest, PIK and dividend income presented for the full nine months ended September 30, 2020.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Lipari Foods LLC	(g)	Food & Staples Retailing	L+588	1.0%	1/6/25		$19.4	$19.4	$19.4
Lipari Foods LLC	(v)	Food & Staples Retailing	L+588	1.0%	1/6/25		21.8	21.8	21.8
Lipari Foods LLC	(e)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25		85.3	84.5	85.2
Matchesfashion Ltd	(h)(l)	Consumer Durables & Apparel	L+463	0.0%	10/16/24		12.7	12.0	11.5
MB Precision Holdings LLC	(g)(y)	Capital Goods	L+725, 2.3% PIK (2.3% Max PIK)	1.3%	1/23/21		4.6	4.5	4.6
MI Windows & Doors Inc	(g)(x)	Capital Goods	L+550	1.0%	11/6/26		9.0	8.5	9.0
Micronics Filtration Holdings Inc	(e)(g)(n)(w)	Capital Goods	L+800, 0.5% PIK (0.5% Max PIK)	1.3%	12/11/20		61.7	61.6	38.2
Motion Recruitment Partners LLC	(g)	Commercial & Professional Services	L+600	1.0%	12/20/25		37.9	37.5	37.5
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+600	1.0%	12/20/25		6.8	6.8	6.8
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+600	1.0%	12/20/25		29.8	29.8	29.8
Multi-Color Corp	(g)(l)(x)	Commercial & Professional Services	6.8%		7/15/26		4.3	4.3	4.5
NBG Home	(g)(h)(i)(x)	Consumer Durables & Apparel	L+550	1.0%	4/26/24		58.6	58.3	45.5
NCI Inc	(g)(h)(i)	Software & Services	L+750	1.0%	8/15/24		81.9	81.2	79.2
North Haven Cadence Buyer Inc	(v)	Consumer Services	L+500	0.0%	9/2/21		0.9	0.9	0.9
North Haven Cadence Buyer Inc	(g)	Consumer Services	L+650	1.0%	9/2/22		12.4	12.4	12.4
North Haven Cadence Buyer Inc	(v)	Consumer Services	L+650	1.0%	9/2/22		2.8	2.8	2.8
North Haven Cadence Buyer Inc	(e)(g)(h)	Consumer Services	L+793	1.0%	9/2/22		18.3	18.3	18.3
One Call Care Management Inc	(g)(x)(y)	Insurance	L+525	1.0%	11/27/22		4.9	4.2	4.6
Ontic Engineering & Manufacturing Inc	(g)(x)	Capital Goods	L+475	0.0%	10/30/26		1.6	1.6	1.6
Ontic Engineering & Manufacturing Inc	(v)(x)	Capital Goods	L+238	0.0%	10/31/26		0.3	0.3	0.3
Onvoy LLC	(g)(x)	Telecommunication Services	L+450	1.0%	2/10/24		1.1	1.1	1.0
PAE Holding Corp	(g)(x)	Capital Goods	L+550	1.0%	10/20/22		2.9	2.9	2.9
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+350	0.0%	8/1/24		4.6	4.3	3.8
Petroplex Acidizing Inc	(g)(y)	Energy	L+725, 1.8% PIK (1.8% Max PIK)	1.0%	12/30/21		22.2	22.2	22.2
Power Distribution Inc	(g)(h)	Capital Goods	L+725	1.3%	1/25/23		27.9	27.9	26.0
Project Marron	(g)(l)	Consumer Services	B+625	0.0%	7/3/25	A$	1.5	1.0	1.0
PSKW LLC	(e)(g)(h)	Health Care Equipment & Services	L+768	1.0%	11/25/21		$36.2	36.2	36.2
PSKW LLC	(e)	Health Care Equipment & Services	L+768	1.0%	11/25/21		8.8	8.8	8.8
PSKW LLC	(e)	Health Care Equipment & Services	L+768	1.0%	11/25/21		4.4	4.4	4.4
Qdoba Restaurant Corp	(g)(h)(x)	Consumer Services	L+700	0.0%	3/21/25		12.8	12.6	12.9
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	L+675	0.0%	4/29/22		—	—	—
Reliant Rehab Hospital Cincinnati LLC	(e)(g)(h)(i)	Health Care Equipment & Services	L+675	0.0%	9/2/24		103.1	102.3	101.1
Roadrunner Intermediate Acquisition Co LLC	(e)(g)(h)	Health Care Equipment & Services	L+675	0.0%	3/15/23		31.6	31.6	31.0
RSC Insurance Brokerage Inc	(g)(i)	Insurance	L+550	1.0%	11/1/26		77.7	76.9	76.9
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	11/1/26		19.6	19.4	19.4
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	11/1/26		3.2	3.1	3.1
Safariland LLC	(g)(y)	Capital Goods	L+775	1.1%	11/18/23		2.8	2.8	2.6
Safariland LLC	(g)(h)(y)	Capital Goods	L+775	1.1%	11/18/23		123.3	123.3	116.2
Savers Inc	(e)(g)(h)	Retailing	L+650, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		43.7	43.2	43.3
Savers Inc	(g)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		60.6	44.7	47.6
Sequa Corp	(g)(h)(k)(x)	Materials	L+500	1.0%	11/28/21		24.2	24.1	24.2
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.8	13.8	13.9
Sequel Youth & Family Services LLC	(e)(g)(h)	Health Care Equipment & Services	L+800	0.0%	9/1/23		80.0	80.0	80.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sequential Brands Group Inc.	(g)(h)	Consumer Durables & Apparel	L+875	0.0%	2/7/24	$59.4	$58.5	$58.4
Smart Foodservice	(g)(x)	Food & Staples Retailing	L+475	0.0%	6/20/26	2.7	2.6	2.7
SMART Global Holdings Inc	(g)(h)(l)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22	19.2	19.2	19.2
Sorenson Communications LLC	(g)(h)(x)	Telecommunication Services	L+650	0.0%	4/29/24	14.2	13.7	14.1
Staples Canada	(g)(l)	Retailing	L+700	1.0%	9/12/24	9.8	7.6	7.7
Sungard Availability Services Capital Inc	(g)	Software & Services	L+750	1.0%	2/3/22	0.5	0.5	0.5
Sungard Availability Services Capital Inc	(v)	Software & Services	L+750	1.0%	2/3/22	0.5	0.5	0.5
Sutherland Global Services Inc	(h)(l)(x)	Software & Services	L+538	1.0%	4/23/21	4.5	4.5	4.5
Sweet Harvest Foods Management Co	(g)(i)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	0.0%	5/30/23	26.6	26.5	25.1
Syncsort Inc	(g)(x)	Software & Services	L+600	1.0%	8/16/24	4.8	4.4	4.6
Tangoe LLC	(e)(g)(h)	Software & Services	L+650	1.0%	11/28/25	89.7	88.9	89.8
Team Health Inc	(g)(h)(x)	Health Care Equipment & Services	L+275	1.0%	2/6/24	12.5	12.2	10.2
ThermaSys Corp	(g)(y)	Capital Goods	L+600	1.0%	12/28/23	6.7	7.1	6.4
ThreeSixty Group	(g)(h)(i)	Retailing	L+700	1.0%	3/1/23	50.2	49.8	45.5
ThreeSixty Group	(g)(h)(i)	Retailing	L+700	1.0%	3/1/23	49.9	49.4	45.2
Torrid Inc	(g)(h)	Retailing	L+675	1.0%	12/14/24	31.7	31.4	31.9
Total Safety US Inc	(g)(x)	Capital Goods	L+600	1.0%	8/16/25	4.1	3.7	3.9
Trace3 Inc	(e)(g)(h)	Software & Services	L+675	1.0%	8/3/24	92.8	92.8	92.0
Transaction Services Group Ltd	(l)(v)	Consumer Services	L+600	0.0%	10/15/26	21.1	21.1	20.7
Transaction Services Group Ltd	(g)(l)	Consumer Services	L+600	0.0%	10/15/26	£6.1	7.8	8.0
Truck-Lite Co LLC	(v)	Automobiles & Components	L+625	1.0%	12/13/24	$11.8	11.7	11.7
Truck-Lite Co LLC	(g)(i)	Automobiles & Components	L+625	1.0%	12/13/26	110.3	109.2	109.2
Truck-Lite Co LLC	(v)	Automobiles & Components	L+625	1.0%	12/13/26	16.2	16.1	16.1
Utility One Source LP	(h)(x)	Capital Goods	L+550	1.0%	4/18/23	—	—	—
Vertiv Group Corp	(g)(h)(x)	Technology Hardware & Equipment	L+400	1.0%	11/30/23	15.6	15.0	15.6
Virgin Pulse Inc	(e)(g)(h)(i)	Software & Services	L+650	1.0%	5/22/25	136.9	136.0	137.0
Vivint Inc	(g)(h)(x)	Commercial & Professional Services	L+500	0.0%	4/1/24	23.6	23.4	23.6
Warren Resources Inc	(h)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20	0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	1/26/21	10.5	10.5	10.5
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	8/26/21	5.7	5.7	5.7
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	19.5	19.5	19.5
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	8.1	8.1	8.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	30.2	30.1	30.2
Yak Access LLC	(g)(k)(x)	Capital Goods	L+500	0.0%	7/11/25	0.9	0.8	0.9
Zeta Interactive Holdings Corp	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22	15.8	15.8	15.8
Zeta Interactive Holdings Corp	(v)	Software & Services	L+750	1.0%	7/29/22	0.6	0.6	0.6
Total Senior Secured Loans—First Lien							4,288.2	4,143.6
Unfunded Loan Commitments							(419.5)	(419.5)

Net Senior Secured Loans—First Lien							3,868.7	3,724.1

Senior Secured Loans—Second Lien—30.9%
Abaco Systems, Inc	(e)(g)	Capital Goods	L+1,050	1.0%	6/7/22	63.4	62.7	63.4
Access CIG LLC	(g)(x)	Software & Services	L+775	0.0%	2/27/26	0.6	0.6	0.6
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+650	1.0%	7/25/22	3.9	3.5	3.5

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Sofi Lending Corp, 2019-C R1	(g)(l)	Diversified Financials			11/16/48	$21.2	$12.0	$12.1
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials				5,000,000	5.0	8.1
Toorak Capital Funding LLC, Membership Interest	(g)(l)(z)	Diversified Financials				N/A	4.2	5.3
Toorak Capital LLC, Membership Interest	(g)(z)	Diversified Financials				N/A	188.7	240.5
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)(n)	Diversified Financials			1/15/26	$42.5	12.0	8.1
Total Asset Based Finance							779.3	755.5
Unfunded Asset Based Finance Commitments							(18.5)	(18.5)

Net Asset Based Finance							760.8	737.0

Strategic Credit Opportunities, LLC—12.4%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$490.9	490.9	479.0

Total Strategic Credit Opportunities Partners							490.9	479.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—14.8%(k)
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				587,637	$16.5	$—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	9,262	0.1	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				N/A	7.4	10.7
All Systems Holding LLC, Common Stock	(g)(n)	Commercial & Professional Services				586,763	0.6	0.8
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	30.7	5.2
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(n)(z)	Automobiles & Components				1,190,759	1.0	0.6
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	1.5
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.7
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(o)	Energy				86,607,143	19.4	23.0
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,149,421	23.4	56.5
ASG Technologies, Warrant	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	6.3
Aspect Software Inc, Common Stock	(g)(n)	Software & Services				161,261	0.3	0.3
Aspect Software Inc, Warrant	(g)(n)	Software & Services			1/15/24	161,008	—	—
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	3.1
Bellatrix Exploration Ltd, Warrant	(g)(l)(n)	Energy			9/11/23	127,489	—	—
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	—	—
Cengage Learning, Inc, Common Stock	(g)(n)	Media & Entertainment				227,802	7.5	4.2
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	$0.4	$0.6
CTI Foods Holding Co LLC, Common Stock	(g)(n)	Food, Beverage & Tobacco				5,836	0.7	0.5
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	0.1
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.1
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.1
Directed LLC, Warrant	(g)(n)	Consumer Durables & Apparel			12/31/25	649,538	—	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	2.1
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(n)(p)	Energy				21,000	21.0	2.2
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.4
FourPoint Energy LLC, Common Stock, Class E—II Units	(n)(p)	Energy				48,025	12.0	5.0
FourPoint Energy LLC, Common Stock, Class E—III Units	(n)(p)	Energy				70,875	17.7	7.4
Fronton BV, Common Stock	(n)(p)(y)	Consumer Services				14,943	—	1.4
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Class A1—A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	0.1	1.0
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,768,806	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	5.8
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	4,826,149	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	15.0	1.3
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				81,625	83.6	134.1
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	2.0
Imagine Communications Corp, Common Stock	(g)(n)	Media & Entertainment				33,034	3.8	4.1
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	0.5	0.8
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	1.2
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK		2/15/28	8,404	90.4	127.2
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				N/A	6.5	0.1
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				N/A	17.6	—
MB Precision Holdings LLC, Preferred Stock	(g)(n)(p)(y)	Capital Goods				8,952,623	1.9	1.2
MB Precision Holdings LLC, Class A—2 Units	(g)(n)(p)(y)	Capital Goods				1,426,110	0.5	—

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)
Mood Media Corp	$26.6	$44.3	$(33.9)	$—	$(0.6)	$36.4	$4.1	$1.1
Rockport (Relay)(4)	9.9	—	(30.9)	—	21.0	—	—	—
Subordinated Debt
Z Gallerie LLC	—	1.5	—	—	(0.1)	1.4	0.1	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	—	25.0	—	—	—	25.0	1.9	—
Home Partners JV, Common Stock	—	12.5	—	—	0.7	13.2	—	—
Home Partners JV, Private Equity	—	0.6	—	—	(0.6)	—	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	32.1	4.0	—	—	(13.4)	22.7	—	—
Equity/Other
AltEn, LLC, Membership Units	—	—	—	—	—	—	—	—
ASG Technologies, Common Stock	85.8	—	(30.0)	17.0	(16.3)	56.5	—	—
ASG Technologies, Warrants	6.7	—	—	—	(0.4)	6.3	—	—
Aspect Software Inc, Common Stock(4)	—	—	(10.5)	—	10.5	—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	—	—	—	—	1.4	1.4	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	129.8	—	(30.0)	11.7	22.6	134.1	—	—
Home Partners of America Inc, Warrant	1.1	—	—	—	0.9	2.0	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	—	90.4	—	—	36.8	127.2	0.9	14.0
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	0.1	—	—	(0.1)	1.2	—	—
Mood Media Corp, Common Stock	14.8	—	—	—	(13.9)	0.9	—	—
One Call Care Management Inc, Common Stock	—	3.0	—	—	—	3.0	—	—
One Call Care Management Inc, Preferred Stock A	—	32.3	—	—	—	32.3	—	—
One Call Care Management Inc, Preferred Stock B	—	9.8	—	—	—	9.8	0.2	—
Petroplex Acidizing Inc, Preferred Stock A	—	4.2	—	—	—	4.2	—	—
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	8.8	—	—	—	5.6	14.4	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—
Rockport (Relay), Class A Units(4)	—	—	—	—	—	—	—	—
Safariland LLC, Common Equity(6)	—	3.0	—	—	3.4	6.4	—	—
ThermaSys Corp, Common Stock	9.4	0.8	—	—	(3.3)	6.9	—	—
ThermaSys Corp, Preferred Stock	1.5	0.2	—	—	(0.2)	1.5	—	—
Z Gallerie LLC, Common Stock	—	0.7	—	—	—	0.7	—	—

Total	$358.2	$434.0	$(161.6)	$32.2	$53.9	$716.7	$27.9	$15.6

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2020, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2020. All significant intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Weighted average number of shares of common stock outstanding (as previously reported)	517,543,295	522,380,207
Weighted average number of shares of common stock outstanding (as adjusted)	129,385,824	130,595,052
Net investment income per share (as previously reported)	$0.22	$0.60
Net investment income per share (as adjusted)	$0.89	$2.38
Earnings per share (as previously reported)	$0.14	$0.52
Earnings per share (as adjusted)	$0.55	$2.09

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2019 included in the Company’s annual report on Form 10-K for the year ended December 31, 2019. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The December 31, 2019 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2019. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2019 and the audited consolidated financial statements as of and for the year ended December 31, 2019 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2020.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2020, the Company recognized $10 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Recent Accounting Pronouncements: In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company implemented ASU 2018-13 during the nine months ended September 30, 2020, and it did not have a significant impact on the Company’s disclosure over fair value.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
	Shares(1)	Amount	Shares(1)	Amount
Share Repurchase Program	(2,823,750)	$(47)	(4,804,092)	$(118)
Fractional Share Repurchase	(2,051)	(0)	—	—

Net Proceeds from Share Transactions	(2,825,801)	$(47)	(4,804,092)	$(118)

(1)	The number of shares repurchased has been retroactively adjusted to reflect the Reverse Stock Split as discussed below.

During the nine months ended September 30, 2020, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 1,196,874 shares of common stock in the open market at an average price per share of $15.70 (totaling $19) pursuant to the DRP, and distributed such shares to participants in the DRP. During the nine months ended September 30, 2019, the administrator for the DRP purchased 756,259 shares of common stock in the open market at an average price per share of $24.30 (totaling $18) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from October 1, 2020 to November 6, 2020, the administrator for the DRP purchased 307,516 shares of common stock in the open market at an average price per share of $16.37 (totaling $5) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

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

During the nine months ended September 30, 2020, the Company repurchased 2,823,750 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $16.71 (totaling $47).

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

The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2020 and 2019:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2020	2019	2020	2019
The Advisor	Investment advisory agreement	Base Management Fee(1)	$24	$28	$80	$85
The Advisor	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$—	$8	$—	$57
The Advisor	Administration agreement	Administrative Services Expenses(3)	$1	$4	$6	$7

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(1)

During the nine months ended September 30, 2020 and 2019, $86 and $77, respectively, in base management fees were paid to the Advisor. As of September 30, 2020, $24 in base management fees were payable to the Advisor.

(2)	During the nine months ended September 30, 2020 and 2019, $0 and $63, respectively, of subordinated incentive fees on income were paid to the Advisor.

(3)

During the nine months ended September 30, 2020 and 2019, $4 and $4, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.3 for the nine months ended September 30, 2020. The Company paid $6 and $4, respectively, in administrative services expenses to the Advisor during the nine months ended September 30, 2020 and 2019.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2020 and 2019:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2019
March 31, 2019	$0.76000	$100
June 30, 2019	0.76000	99
September 30, 2019	0.76000	98

Total	$2.28000	$297

Fiscal 2020
March 31, 2020	$0.76000	$95
June 30, 2020	0.60000	75
September 30, 2020	0.60000	74

Total	$1.96000	$244

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

On October 29, 2020, the Company’s board of directors declared a regular quarterly cash distribution of $0.60 per share, which will be paid on or about January 5, 2021 to stockholders of record as of the close of business on December 16, 2020. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020		2019
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	244	100%	297	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$244	100%	$297	100%

(1)

During the nine months ended September 30, 2020 and 2019, 88.2% and 91.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.7% and 1.9%, respectively, was attributable to non-cash accretion of discount and 10.1% and 6.6%, respectively, was attributable to PIK interest.

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

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2020, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $36 and $674, respectively. $85 of such losses were carried over from CCT due to the Merger, and $177 of such losses were carried over from losses generated by the Company prior to the Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

As of September 30, 2020 and December 31, 2019, the Company’s gross unrealized appreciation on a tax basis was $1,001 and $1,087, respectively. As of September 30, 2020 and December 31, 2019, the Company’s gross unrealized depreciation on a tax basis was $1,394 and $1,002, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $7,746 and $7,973 as of September 30, 2020 and December 31, 2019, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,097) and $(616) as of September 30, 2020 and December 31, 2019, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.

As of September 30, 2020, the Company had a deferred tax liability of $11 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $69 resulting from net

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

operating losses of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of September 30, 2020, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $58. For the nine months ended September 30, 2020, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,727	$3,554	53.5%	$3,868	$3,724	50.6%
Senior Secured Loans—Second Lien	1,044	853	12.8%	1,273	1,196	16.3%
Other Senior Secured Debt	129	82	1.2%	299	239	3.2%
Subordinated Debt	309	169	2.5%	479	409	5.6%
Asset Based Finance	934	857	12.9%	761	737	10.0%
Strategic Credit Opportunities Partners, LLC	758	645	9.7%	491	479	6.5%
Equity/Other	596	489	7.4%	638	573	7.8%

Total	$7,497	$6,649	100.0%	$7,809	$7,357	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of September 30, 2020, the Company held investments in ten portfolio companies of which it is deemed to “control.” As of September 30, 2020, the Company held investments in fifteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the unaudited consolidated schedule of investments as of September 30, 2020 in this quarterly report on Form 10-Q.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2020, the Company had unfunded debt investments with aggregate unfunded commitments of $310.8, unfunded equity/other commitments of $211.7 and unfunded commitments of $118.3 of Strategic Credit Opportunities Partners, LLC. As of December 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $438.0, unfunded equity commitments of $240.1 and unfunded commitments of $385.2 of Strategic Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2020 and the Company’s audited consolidated schedule of investments as of December 31, 2019.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$94	1.4%	$247	3.4%
Banks	13	0.2%	15	0.2%
Capital Goods	795	12.0%	1,085	14.8%
Commercial & Professional Services	544	8.2%	557	7.6%
Consumer Durables & Apparel	314	4.7%	363	4.9%
Consumer Services	235	3.4%	294	4.0%
Diversified Financials	449	6.8%	575	7.8%
Energy	104	1.6%	208	2.8%
Food & Staples Retailing	211	3.2%	209	2.8%
Food, Beverage & Tobacco	109	1.6%	119	1.6%
Health Care Equipment & Services	631	9.4%	601	8.2%
Household & Personal Products	133	2.0%	120	1.6%
Insurance	197	3.0%	217	3.0%
Materials	150	2.3%	260	3.5%
Media & Entertainment	36	0.5%	94	1.3%
Pharmaceuticals, Biotechnology & Life Sciences	32	0.5%	30	0.4%
Real Estate	519	7.8%	236	3.2%
Retailing	350	5.3%	457	6.2%
Semiconductors & Semiconductor Equipment	—	—	19	0.3%
Software & Services	802	12.1%	805	10.9%
Strategic Credit Opportunities Partners, LLC	645	9.7%	479	6.5%
Technology Hardware & Equipment	27	0.4%	94	1.3%
Telecommunication Services	70	1.1%	71	1.0%
Transportation	189	2.8%	202	2.7%

Total	$6,649	100.0%	$7,357	100.0%

Strategic Credit Opportunities Partners, LLC

Strategic Credit Opportunities Partners, LLC, or SCJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in SCJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing SCJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to SCJV. SCJV’s amended and restated limited liability company agreement, or the SCJV Agreement, requires the Company and SCRS to provide capital to SCJV of up to $1,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SCJV Agreement, the Company and SCRS each have 50% voting control of SCJV and are required to agree on all investment decisions as well as certain other significant actions for SCJV. SCJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV and is entitled to a fee of 0.25% of SCJV’s assets under administration, calculated and payable quarterly in arrears. As of September 30, 2020, the Company and SCRS have funded approximately $864.8 to SCJV, of which $756.7 was from the Company.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

On September 29, 2017, Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of SCJV, entered into a revolving credit facility, or as subsequently amended and restated, the Jersey City Funding Credit Facility, with Goldman Sachs Bank, as sole lead arranger, syndication agent, and administrative agent, each of the lenders from time to time party thereto, State Street Bank and Trust Company, as collateral administrator and collateral agent, and Cortland Capital Market Services LLC, as collateral custodian. The Jersey City Funding Credit Facility provides for borrowings in U.S. dollars, and certain agreed upon foreign currencies, in an aggregate principal amount up to $350 on a committed basis. The maturity date for the Jersey City Funding Credit Facility is September 29, 2021. U.S. dollar borrowings bear interest at the rate of three-month LIBOR (subject to a 0% floor) plus 2.25% per annum. Foreign currency borrowings bear interest at the rate of the relevant reference rate (subject to a 0% floor) plus the spread applicable to the specified currency. Jersey City Funding is subject to an unused fee of up to 0.50% per annum on the average daily unborrowed portion of the committed facility amount. Borrowings under the Jersey City Funding Credit Facility are secured by a first priority security interest in substantially all of the assets of Jersey City Funding, including its portfolio of assets. As of September 30, 2020, total outstanding borrowings under the Jersey City Funding Credit Facility were $355.4.

On February 18, 2020, the Jersey City Funding Credit Facility maximum facility amount was reduced from $400 to $350 pursuant to the Commitment Decrease and Amendment No. 4 between Jersey City Funding, SCJV, Goldman Sachs Bank, and the other parties thereto.

On September 18, 2019, Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of SCJV, entered into a revolving credit facility, or as subsequently amended, the Chestnut Street Funding Credit Facility, with Citibank, N.A., or Citibank, as administrative agent, each of the lenders from time to time party thereto, SCJV, as collateral manager, and Wells Fargo Bank, National Association, as collateral agent, account bank, and collateral custodian. The Chestnut Street Funding Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $400 on a committed basis. The end of the reinvestment period and the maturity date for the Chestnut Street Funding Credit Facility are September 18, 2022 and September 18, 2024, respectively. Under the Chestnut Street Funding Credit Facility, borrowings bear interest at the rate of three-month LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus 2.25% per annum. During the reinvestment period, Chestnut Street Funding is subject to an unused fee of 0.50% per annum on the average daily unborrowed portion of the committed facility amount. Borrowings under the Chestnut Street Funding Credit Facility are secured by a first priority security interest in substantially all of the assets of Chestnut Street Funding, including its portfolio of assets. As of September 30, 2020, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $322.9.

On February 21, 2020, the Chestnut Street Funding Credit Facility maximum facility amount was increased from $300 to $400 pursuant to the First Amendment to Loan and Servicing Agreement between Chestnut Street Funding, SCJV, Citibank, and the other parties thereto. SCJV was in compliance with all covenants required by its financing arrangements as of September 30, 2020 and December 31, 2019.

On April 15, 2020, Boxwood Drive Funding LLC, or Boxwood Drive Funding, a wholly-owned special-purpose financing subsidiary of SCJV, entered into a revolving credit facility, or the Boxwood Drive Funding Credit Facility, with BNP Paribas, as lender and administrative agent, each of the lenders from time to time party thereto, SCJV, as equityholder and servicer, and Wells Fargo, as collateral agent. The Boxwood Drive Funding Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $300 on a committed basis. The end of the reinvestment period and the maturity date for the Boxwood Drive Funding Credit Facility are April 15, 2023 and April 15, 2025, respectively. Under the Boxwood Drive Funding Credit Facility, borrowings bear interest at the rate of LIBOR (or the relevant reference rate for any foreign currency borrowings) (subject to a 0% floor) plus a spread of (i) during the reinvestment period, 2.05% to 3.15% per annum, and (ii) after the reinvestment period, 2.50% to 3.25% per annum, in each case, determined based on the currency of the borrowing and the composition of the collateral portfolio. During the reinvestment period, Boxwood Drive Funding is subject to an unused fee ranging from 0.375% to 1.00% per annum on the average daily unborrowed portion of the facility amount below 85% of the facility amount. Borrowings under the Boxwood Drive Funding Credit Facility are secured by a first priority security interest in substantially all of the assets of Boxwood Drive Funding, including its portfolio of assets. As of September 30, 2020, total outstanding borrowings under the Boxwood Drive Funding Credit Facility were $25.0.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

During the nine months ended September 30, 2020, the Company sold investments with a cost of $353.6 for proceeds of $319.5 to SCJV and recognized a net realized gain (loss) of $(34.1) in connection with the transactions. As of September 30, 2020, $218.1 of these sales to SCJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of September 30, 2020 and December 31, 2019, SCJV had total investments with a fair value of $1,559.8 and $1,438.5, respectively. As of September 30, 2020, SCJV had eight investments on non-accrual status. As of December 31, 2019, SCJV had no investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Total debt investments(1)	$1,569.4	$1,346.3
Weighted average current interest rate on debt investments(2)	8.5%	9.4%
Number of portfolio companies in SCJV	83	59
Largest investment in a single portfolio company(1)	$72.6	$72.5
Unfunded commitments(1)	$26.5	$45.2

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

Strategic Credit Opportunities Partners, LLC Portfolio

As of September 30, 2020 (in millions)

(Unaudited)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Senior Secured Loans— First Lien—136.0%
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/23		$12.1	$9.9	$10.5
Apex Group Limited	(e)(h)	Diversified Financials	L+700	1.3%	6/15/23		2.1	1.9	2.1
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+700	1.3%	6/16/25		67.6	67.5	68.3
Ardonagh Group Ltd	(e)(k)	Insurance	E+750, 0.0% PIK (2.3% Max PIK)	1.0%	7/14/26		€0.5	0.5	0.5
Ardonagh Group Ltd	(e)(k)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/26		£3.7	4.5	4.6
Arrotex Australia Group Pty Ltd	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	73.0	48.7	52.8
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	C+550	1.0%	1/5/24	C$	1.3	1.0	0.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24	C$	0.0	$0.0	$0.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	C+550	1.0%	7/5/24		14.6	10.6	10.4
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+550	1.0%	7/5/24		$2.2	2.2	2.1
Belk Inc	(g)(l)	Retailing	L+675	1.0%	7/31/25		3.8	3.5	1.5
Big Bus Tours Ltd	(e)(i)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/18/24		€10.2	11.4	10.3
Big Bus Tours Ltd	(e)(i)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/18/24		$14.5	14.5	12.1
Brand Energy & Infrastructure Services Inc	(i)	Capital Goods	L+425	1.0%	6/21/24		11.8	10.8	11.0
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)		3/20/25		€35.0	40.6	41.0
Cambium Learning Group Inc	(i)(k)	Consumer Services	L+450		12/18/25		$45.2	43.6	44.8
Camping World Good Sam	(i)	Consumer Durables & Apparel	L+275	0.8%	11/8/23		0.9	0.8	0.9
Casual Dining Group Ltd	(e)(g)(h)(l)	Consumer Services	L+725, 0.8% PIK (0.8% Max PIK)		12/10/22		£22.9	24.1	—
Casual Dining Group Ltd	(e)(g)(h)(l)	Consumer Services	L+1,200 PIK (L+1,200 Max PIK)		12/10/22		4.2	5.5	—
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/23		$4.4	4.4	4.3
Catapult Learning LLC	(e)(i)	Consumer Services	L+635	1.0%	4/24/23		14.3	14.3	14.1
Catapult Learning LLC	(e)(i)	Consumer Services	L+635	1.0%	4/24/23		1.7	1.7	1.6
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/23		1.2	1.2	1.1
Catapult Learning LLC	(e)(i)	Consumer Services	L+635	1.0%	4/24/23		4.7	4.7	4.6
Catapult Learning LLC	(e)(i)	Consumer Services	L+635	1.0%	4/24/23		0.5	0.5	0.5

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/23	$0.4	$0.4	$0.4
Child Development Schools Inc	(e)(i)	Consumer Services	L+425	1.0%	5/21/23	9.4	9.4	9.4
Child Development Schools Inc	(e)(f)	Consumer Services	L+425	1.0%	5/21/23	2.5	2.5	2.5
CommerceHub Inc	(h)	Software & Services	L+350		5/21/25	2.1	2.1	2.1
CSafe Global	(e)(i)(k)	Capital Goods	L+650		10/31/23	19.9	19.5	19.7
CSM Bakery Products	(h)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22	1.3	1.2	1.3
Dentix	(e)(g)(h)(l)	Health Care Equipment & Services	E+825, 1.8% PIK (1.8% Max PIK)		4/7/20	€3.0	3.4	—
Dentix	(e)(g)(h)(l)	Health Care Equipment & Services	E+825, 1.8% PIK (1.8% Max PIK)		12/1/22	21.0	24.8	—
Diamond Resorts International Inc	(h)	Consumer Services	L+375	1.0%	9/2/23	$6.7	6.6	6.0
Eacom Timber Corp	(e)(h)(i)(k)	Materials	L+650	1.0%	11/20/23	63.1	63.1	62.8
HealthChannels LLC	(i)	Health Care Equipment & Services	L+450		4/3/25	24.4	24.2	22.5
Highline Aftermarket Acquisition LLC	(e)(f)	Automobiles & Components	L+350	1.0%	4/26/23	2.8	2.8	2.5
Huws Gray Ltd	(e)(h)	Materials	L+550	0.5%	4/11/25	£21.7	28.7	26.9
Huws Gray Ltd	(e)(f)	Materials	L+550	0.5%	4/11/25	6.7	8.9	8.7
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)		3/29/24	€3.1	3.6	3.6
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)		3/29/24	£1.3	1.7	1.7
ID Verde	(e)(h)	Commercial & Professional Services	E+775 PIK (E+775 Max PIK)		3/29/25	€16.2	18.9	19.0
ID Verde	(e)(h)	Commercial & Professional Services	L+800 PIK (L+800 Max PIK)		3/29/25	£5.9	7.8	7.7
Imagine! Print Solutions Inc	(g)(i)(l)	Media & Entertainment	L+475	1.0%	6/21/22	$13.5	11.0	3.8
Industria Chimica Emiliana Srl	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+650		6/30/26	€62.5	68.5	72.7
Jostens Inc	(i)	Consumer Services	L+550		12/19/25	$1.6	1.3	1.5
Kellermeyer Bergensons Services LLC	(e)(i)(k)	Commercial & Professional Services	L+650	1.0%	11/9/26	29.8	28.2	29.9
Kettle Cuisine LLC	(i)	Food, Beverage & Tobacco	L+375	1.0%	8/25/25	16.7	16.6	14.3
Koosharem LLC	(k)	Commercial & Professional Services	L+450	1.0%	4/18/25	17.1	17.0	16.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Lionbridge Technologies Inc	(e)(i)(k)	Consumer Services	L+625	1.0%	12/29/25		$29.8	$29.0	$29.9
MedAssets Inc	(h)	Health Care Equipment & Services	L+450	1.0%	10/20/22		6.8	6.8	6.2
MI Windows and Doors Inc	(k)	Capital Goods	L+550	1.0%	11/6/26		8.8	7.6	8.8
Onvoy LLC	(i)	Telecommunication Services	L+450	1.0%	2/10/24		1.1	0.9	1.1
Parts Authority Inc	(e)(i)	Automobiles & Components	L+425	1.0%	1/5/25		17.2	17.0	17.0
Parts Authority Inc	(e)(f)	Automobiles & Components	L+425		1/5/24		6.2	6.1	6.1
Parts Town LLC	(e)(h)	Retailing	L+550	1.0%	10/15/25		24.8	24.7	23.7
Precision Global Corp	(e)(i)	Materials	L+475	1.0%	8/3/24		9.1	8.8	8.3
Premium Credit Ltd	(e)(k)	Diversified Financials	L+650		1/16/26		£10.6	12.9	13.2
Pretium Packaging LLC	(e)(i)(k)	Household & Personal Products	L+625	1.0%	1/15/27		$29.8	29.0	29.8
Project Marron	(e)(i)	Consumer Services	B+625		7/3/25	A$	28.8	19.5	18.6
Project Marron	(e)(i)	Consumer Services	C+625		7/2/25	C$	23.8	18.0	16.3
Qdoba Restaurant Corp	(h)	Consumer Services	L+700	1.0%	3/21/25		$1.6	1.4	1.5
Quirch Foods Co	(i)	Food & Staples Retailing	L+575		12/19/25		14.7	14.8	14.5
Roadrunner Intermediate Acquisition Co LLC	(e)(i)(k)	Health Care Equipment & Services	L+675	1.0%	3/15/23		20.1	19.8	20.1
Sentry Data Systems Inc.	(e)(i)	Health Care Equipment & Services	L+675	1.0%	5/7/21		10.2	10.1	10.2
Sequa Corp	(i)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		12.8	12.1	12.1
Smart & Final Stores LLC	(h)(k)	Food & Staples Retailing	L+675		6/20/25		18.6	17.2	18.7
Staples Canada	(e)(h)	Retailing	C+700	1.0%	9/12/24	C$	45.1	34.0	34.2
Technimark LLC	(i)	Materials	L+375		8/8/25		$18.4	18.3	18.0
Total Safety US Inc	(k)	Capital Goods	L+600	1.0%	8/16/25		3.9	3.3	3.7
Transaction Services Group Ltd	(e)(h)(i)	Consumer Services	B+600		10/15/26	A$	99.5	68.5	66.8
Weld North Education LLC	(h)	Software & Services	L+425		2/15/25		$14.6	14.7	14.5
Yak Access LLC	(h)	Capital Goods	L+500		7/11/25		0.8	0.6	0.7

Total Senior Secured Loans—First Lien								1,095.7	1,029.0
Unfunded Loan Commitments								(26.5)	(26.5)

Net Senior Secured Loans—First Lien								1,069.2	1,002.5

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Senior Secured Loans—Second Lien—31.1%
Access CIG LLC	(k)	Commercial & Professional Services	L+775		2/27/26	$0.6	$0.5	$0.5
Albany Molecular Research Inc	(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25	8.3	6.8	8.2
Ammeraal Beltech Holding BV	(e)(h)	Capital Goods	L+775	1.0%	9/12/26	40.7	40.0	37.9
BCA Marketplace PLC	(e)(h)	Retailing	L+825		11/22/27	£47.7	61.4	58.2
Casual Dining Group Ltd	(e)(g)(h)(l)	Consumer Services	11.5% PIK (11.5% Max PIK)		12/10/22	16.1	19.8	—
Excelitas Technologies Corp	(k)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	$8.4	6.6	8.3
Misys Ltd	(k)	Software & Services	L+725	1.0%	6/13/25	6.2	4.9	5.9
Resource Label Group LLC	(e)(i)	Materials	L+850	1.0%	11/26/23	15.0	13.2	14.0
Sequa Corp	(h)	Capital Goods	L+400, 6.8% PIK (6.8% Max PIK)	1.0%	4/28/24	19.1	14.8	15.3
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+950		8/3/26	3.8	3.0	2.7
Watchfire Enterprises Inc	(e)(i)	Technology Hardware & Equipment	L+800	1.0%	10/2/21	9.3	7.2	9.3
WireCo WorldGroup Inc	(h)	Capital Goods	L+900	1.0%	9/30/24	10.3	8.4	8.0
Wittur Holding GmbH	(e)(h)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/27	€55.2	60.2	61.0

Total Senior Secured Loans—Second Lien							246.8	229.3

Other Senior Secured Debt—1.1%
Cleaver-Brooks Inc	(h)	Capital Goods	7.9%		3/1/23	$8.4	7.0	8.1

Total Senior Secured Debt							7.0	8.1

Subordinated Debt—10.1%
Diamond Resorts International Inc	(h)	Consumer Services	10.8%		9/1/24	1.7	1.1	1.5
Home Partners of America Inc	(e)(h)	Real Estate	L+625	1.0%	10/8/22	42.9	42.6	42.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Kenan Advantage Group Inc	(h)	Transportation	7.9%		7/31/23	$7.7	$7.6	$7.5
MultiPlan Inc	(h)	Health Care Equipment & Services	7.1%		6/1/24	1.7	1.4	1.8
Plastipak Holdings Inc	(h)	Materials	6.3%		10/15/25	1.0	0.8	1.0
Solera LLC	(h)	Software & Services	10.5%		3/1/24	6.8	7.2	7.1
Vivint Inc	(h)	Commercial & Professional Services	7.6%		9/1/23	12.6	9.2	12.7

Total Subordinated Debt							69.9	74.5

Asset Based Finance—27.0%
Comet Aircraft S.a.r.l., Common Stock	(e)(g)(h)(l)	Capital Goods	11.8%		2/28/22	$21.5	21.5	8.8
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(h)	Diversified Financials				N/A	0.0	9.6
Global Lending Services LLC, Private Equity	(e)(h)(l)	Diversified Financials				6,981,478	7.0	7.9
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(h)	Capital Goods				19,642,734	24.4	22.9
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	8.0%		6/22/22	$15.5	15.5	15.5
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	12.0%		6/22/22	$9.8	9.8	9.8
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(h)	Insurance	L+750	1.5%	2/27/25	$32.5	32.6	32.6
Luxembourg Life Fund—Long Term Growth Fund, 1L Term Loan	(e)	Insurance	9.0%		7/23/21	$32.5	31.8	32.5
MP4 2013-2A Class Subord. B	(e)(h)(l)	Diversified Financials			7/25/29	$21.0	4.5	0.9
NewStar Clarendon 2014-1A Class D	(e)(h)(l)	Diversified Financials			1/25/27	$17.9	7.1	5.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$12.0	$12.0	$11.8
Pretium Partners LLC P2, Structured Mezzanine	(e)(h)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$25.3	24.7	25.5
Sealane Trade Finance	(e)(j)	Banks	L+375	1.0%	5/8/23	$5.0	5.0	5.0
Sealane Trade Finance	(e)(j)	Banks	L+963	1.0%	5/8/23	$12.0	12.0	11.4

Total Asset Based Finance							207.9	199.3

Equity/Other—6.3%
ASG Technologies, Common Stock	(e)(i)(l)	Software & Services				540,346	30.0	17.0
Casual Dining Group Ltd, Common Stock	(e)(h)(l)	Consumer Services				12,670,634	15.9	—
Home Partners of America Inc, Common Stock	(e)(i)(l)	Real Estate				18,419	30.0	29.1

Total Equity/Other							75.9	46.1

TOTAL INVESTMENTS—211.6%							$1,676.7	$1,559.8

Derivative Instruments—(0.7)%

Foreign currency forward contracts								$(5.3)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.23%, the Euro Interbank Offered Rate, or EURIBOR, was (0.50)%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 0.14% and the Canadian Dollar Offer Rate, or CDOR, was 0.51%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors.

(e)	Investments classified as Level 3.

(f)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(g)	Asset is on non-accrual status.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(h)	Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

(i)	Security or portion thereof held within Chestnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank.

(j)	Security or portion thereof held within JCF Cayman Ltd and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

(k)	Security or portion thereof held within Boxwood Drive Funding and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.

(l)	Security is non-income producing.

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2019 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Senior Secured Loans—First Lien—175.6%
1a Smart Start LLC	(e)(i)	Technology Hardware & Equipment	L+450	1.0%	2/21/2022		$26.8	$26.7	$26.7
1a Smart Start LLC	(e)(f)	Technology Hardware & Equipment	L+450	1.0%	2/21/2022		1.7	1.7	1.6
Apex Group Limited	(e)(f)	Diversified Financials	L+700	1.3%	6/15/2023		2.1	1.9	2.1
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+700	1.3%	6/15/2025		68.1	67.9	68.2
Arrotex Australia Group Pty Ltd	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024	A$	75.4	50.2	52.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024		$1.3	0.9	1.0
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024		—	—	—
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024		17.0	12.8	13.6
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024		7.2	5.3	5.4
Belk Inc	(h)	Retailing	L+675	1.0%	7/31/2025		$4.0	3.6	2.8
Big Bus Tours Ltd	(e)(i)	Consumer Services	E+700		3/18/2024		€9.8	10.9	11.0
Big Bus Tours Ltd	(e)(i)	Consumer Services	L+700		3/18/2024		$13.9	13.9	13.8
Brand Energy & Infrastructure Services Inc	(h)	Capital Goods	L+425	1.0%	6/21/2024		7.3	7.3	7.3
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	7.8% PIK (7.8% Max PIK)		3/20/2025		€32.4	37.5	36.0
Casual Dining Group Ltd	(e)(h)	Consumer Services	L+725, 0.8% PIK (0.8% Max PIK)		12/10/2022		£22.3	24.0	29.6
Casual Dining Group Ltd	(e)(h)	Consumer Services	L+1,200 PIK (L+1,200 Max PIK)		12/10/2022		1.3	1.7	1.7
Casual Dining Group Ltd	(e)(f)	Consumer Services	L+1,200 PIK (L+1,200 Max PIK)		12/10/2022		9.1	12.0	12.2

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Imagine Communications Corp	(e)(i)	Media & Entertainment	L+750	1.0%	4/29/2020		$19.5	$19.5	$19.5
Imagine! Print Solutions Inc	(i)	Media & Entertainment	L+475	1.0%	6/21/2022		13.6	10.9	5.1
Industria Chimica Emiliana Srl	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/2026		€62.5	68.4	68.4
Kettle Cuisine LLC	(i)	Food, Beverage & Tobacco	L+375	1.0%	8/25/2025		$16.8	16.7	16.6
Koosharem LLC	(h)	Commercial & Professional Services	L+450	1.0%	4/18/2025		17.7	17.6	17.4
Marshall Retail Group LLC	(e)(h)	Retailing	L+600	1.0%	8/25/2020		—	—	—
MedAssets Inc	(h)	Health Care Equipment & Services	L+450	1.0%	10/20/2022		6.9	6.9	5.7
P2 Energy Solutions, Inc.	(h)	Software & Services	L+375	1.0%	10/30/2020		2.9	2.9	2.9
Parts Authority Inc	(e)(i)	Automobiles & Components	L+425		1/5/2024		2.1	2.1	2.1
Parts Authority Inc	(e)(f)	Automobiles & Components	L+425		1/5/2024		4.0	4.0	4.0
Parts Authority Inc	(e)(i)	Automobiles & Components	L+425		1/5/2025		17.3	17.1	17.2
Parts Town LLC	(e)(h)	Retailing	L+550	1.0%	10/15/2025		25.0	24.9	24.9
Precision Global Corp	(e)(i)	Materials	L+475	1.0%	8/3/2024		9.2	8.7	8.8
Precision Global Corp	(e)(f)	Materials	L+475	1.0%	8/3/2024		1.2	1.2	1.2
Project Marron	(e)(i)	Consumer Services	B+625		7/3/2025	A$	28.8	19.5	20.3
Project Marron	(e)(i)	Consumer Services	L+625		7/2/2025		$23.8	18.0	18.5
Quirch Foods Co	(i)	Food & Staples Retailing	L+600		12/19/2025		$14.8	14.9	14.8
Sentry Data Systems Inc	(e)(i)	Health Care Equipment & Services	L+675	1.0%	5/7/2021		$0.2	0.2	0.2
Sentry Data Systems Inc	(e)(f)	Health Care Equipment & Services	L+675	1.0%	5/7/2021		0.5	0.5	0.5
Sentry Data Systems Inc	(e)(i)	Health Care Equipment & Services	L+675	1.0%	5/7/2021		9.6	9.5	9.5
Smart & Final Stores LLC	(h)	Food & Staples Retailing	L+675		6/20/2025		18.8	17.2	18.2
SMART Global Holdings Inc	(e)(f)	Semiconductors & Semiconductor Equipment	L+400		2/9/2021		0.6	0.6	0.6
SMART Global Holdings Inc	(e)(h)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/2022		37.7	38.0	37.8
Staples Canada	(e)(h)	Retailing	L+700	1.0%	9/12/2024		$38.9	29.4	30.6
Technimark LLC	(i)	Materials	L+375		8/8/2025		$18.5	18.4	18.2
Transaction Services Group Ltd	(e)(h)(i)	Consumer Services	L+600		10/15/2026	A$	99.5	68.4	68.4

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

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors.

(e)	Investments classified as Level 3.

(f)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(g)	Not used.

(h)	Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs.

(i)	Security or portion thereof held within Chestnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A.

Below is selected balance sheet information for SCJV as of September 30, 2020 and December 31, 2019:

	As of
	September 30, 2020	December 31, 2019
Selected Balance Sheet Information
Total investments, at fair value	$1,559.8	$1,438.5
Cash and other assets	372.2	220.9

Total assets	1,932.0	1,659.4

Debt	703.3	466.1
Other liabilities	491.6	645.9

Total liabilities	1,194.9	1,112.0

Member’s equity	$737.1	$547.4

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected statement of operations information for SCJV for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Selected Statement of Operations Information
Total investment income	$32.8	$16.5	$81.3	$42.1
Expenses
Interest expense	5.3	3.9	16.4	10.7
Custodian and accounting fees	0.2	0.3	0.4	0.4
Administrative services	0.9	0.1	2.9	0.2
Professional services	0.1	0.0	0.5	0.3
Other	0.0	0.0	0.0	0.0

Total expenses	6.5	4.3	20.2	11.6

Net investment income	26.3	12.2	61.1	30.5
Net realized and unrealized losses	31.7	0.9	(117.8)	1.9

Net increase in net assets resulting from operations	$58.0	$13.1	$(56.7)	$32.4

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of September 30, 2020 and December 31, 2019:

		Fair Value
Derivative Instrument	Statement Location	September 30, 2020	December 31, 2019
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$2	$1
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	0	0

Total		$2	$1

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the nine months ended September 30, 2020 and 2019 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
		Nine Months Ended September 30, 2020
Derivative Instrument	Statement Location	2020	2019
Cross currency swaps	Net realized gain (loss) on swap contracts	$—	$(10)
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	0	6

Total		$—	$(4)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

		Net Unrealized Gains (Losses)
		Nine Months Ended September 30, 2020
Derivative Instrument	Statement Location	2020	2019
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$—	$15
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	6

Total		$1	$21

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$2	$0	$—	$—	$2

Total	$2	$0	$—	$—	$2

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$0	$0	$—	$—	$—

Total	$0	$0	$—	$—	$—

	As of December 31, 2019
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$1	$—	$—	$—	$1

Total	$1	$—	$—	$—	$1

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$0	$1	$—	$—	$1

Total	$0	$1	$—	$—	$1

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

The average notional balance for foreign currency forward contracts during the nine months ended September 30, 2020 and 2019 was $36.1 and $131.0, respectively.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

As of September 30, 2020 and December 31, 2019, the Company’s open foreign currency forward contracts were as follows:

As of September 30, 2020
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2020	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0 Sold	$2.1	$2.1	$0.0
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1
EUR	8/8/2025	JP Morgan Chase Bank	€	4.8 Sold	5.7	5.9	(0.2)
GBP	10/13/2021	JP Morgan Chase Bank	£	3.4 Sold	4.6	4.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	9.4	9.0	0.4
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.5	0.4
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.2	0.4
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.4	0.4
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4 Sold	1.9	1.8	0.1
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.2	0.0
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	13.5	(0.2)

Total					$54.2	$52.6	$1.6

As of December 31, 2019
Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2019	Unrealized Appreciation (Depreciation)
GBP	1/11/2023	JP Morgan Chase Bank	£	7.0 Sold	$9.4	$9.5	$(0.1)
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.6	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4 Sold	1.9	1.9	—
GBP	10/13/2021	JP Morgan Chase Bank	£	3.4 Sold	4.6	4.6	—
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.6	0.1

Total					$27.9	$27.1	$0.8

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of September 30, 2020 and December 31, 2019, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2020
Valuation Inputs	(Unaudited)	December 31, 2019
Level 1—Price quotations in active markets	$—	$1
Level 2—Significant other observable inputs	277	730
Level 3—Significant unobservable inputs	5,727	6,147
Investments measured at net asset value(1)	645	479

	$6,649	$7,357

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2020 and December 31, 2019.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,358	$1,015	$152	$313	$737	$572	$6,147
Accretion of discount (amortization of premium)	5	2	—	1	—	1	9
Net realized gain (loss)	(131)	(16)	(93)	(17)	(4)	(89)	(350)
Net change in unrealized appreciation (depreciation)	(42)	(114)	13	(67)	(53)	(42)	(305)
Purchases	1,061	5	—	27	335	48	1,476
Paid-in-kind interest	15	3	3	11	19	12	63
Sales and repayments	(960)	(59)	(42)	(120)	(177)	(13)	(1,371)
Net transfers in or out of Level 3	58	—	—	—	—	—	58

Fair value at end of period	$3,364	$836	$33	$148	$857	$489	$5,727

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(71)	$(118)	$(11)	$(76)	$(6)	$(103)	$(385)

	For the Nine Months Ended September 30, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,689	$884	$165	$300	$667	$537	$6,242
Accretion of discount (amortization of premium)	5	2	1	—	4	1	13
Net realized gain (loss)	(43)	—	—	—	9	12	(22)
Net change in unrealized appreciation (depreciation)	(2)	(24)	(16)	(19)	6	31	(24)
Purchases	770	250	46	58	234	8	1,366
Paid-in-kind interest	2	2	5	9	11	10	39
Sales and repayments	(1,112)	(70)	(44)	(43)	(228)	(65)	(1,562)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$3,309	$1,044	$157	$305	$703	$534	$6,052

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(48)	$(24)	$(7)	$(20)	$11	$25	$(63)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2020 and December 31, 2019 were as follows:

Type of Investment	Fair Value at September 30, 2020 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,864	Discounted Cash Flow	Discount Rate	6.6% - 18.8% (9.4%)	Decrease
	352	Waterfall	EBITDA Multiple	0.1x - 29.0x (7.9x)	Increase
	14	Cost
	3	Other(3)
Subordinated Debt	78	Waterfall	EBITDA Multiple	5.2x - 7.8x (7.2x)	Increase
	70	Discounted Cash Flow	Discount Rate	12.2% - 12.2% (12.2%)	Decrease
Asset Based Finance	490	Waterfall	EBITDA Multiple	1.0x - 10.0x (3.4x)	Increase
	282	Discounted Cash Flow	Discount Rate	4.2% - 16.0% (9.9%)	Decrease
	50	Other(3)
	35	Cost
Equity/Other	352	Waterfall	EBITDA Multiple	0.1x - 13.8x (7.2x)	Increase
	136	Option Pricing Model	Equity Illiquidity Discount	20.0% - 65.0% (21.5%)	Decrease
	1	Other(3)

Total	$5,727

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

(3)	Fair value based on expected outcome of proposed corporate transactions and/or other factors.

Type of Investment	Fair Value at December 31, 2019	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,802	Discounted Cash Flow	Discount Rate	6.3% - 19.1% (9.8%)	Decrease
	380	Waterfall	EBITDA Multiple	2.1x - 21.1x (7.0x)	Increase
	311	Cost
	31	Other(3)
Subordinated Debt	232	Discounted Cash Flow	Discount Rate	11.2% - 20.8% (14.8%)	Decrease
	78	Waterfall	EBITDA Multiple	8.2x - 10.4x (8.9x)	Increase
	4	Option Pricing Model	Equity Illiquidity Discount	25.0% - 25.0% (25.0%)	Decrease
Asset Based Finance	455	Waterfall	EBITDA Multiple	1.0x - 13.0x (4.4x)	Increase
	128	Discounted Cash Flow	Discount Rate	7.8% - 16.0% (12.2%)	Decrease
	100	Cost
	46	Other(3)
	8	Indicative Dealer Quotes		4.7% - 32.7% (32.4%)	Increase
Equity/Other	408	Waterfall	EBITDA Multiple	0.2x - 15.6x (7.8x)	Increase
	139	Option Pricing Model	Equity Illiquidity Discount	20.0% - 30.0% (20.1%)	Decrease
	25	Other(3)

Total	$6,147

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2020, the aggregate amount outstanding of the senior securities issued by the Company was $3,980. As of September 30, 2020, the Company’s asset coverage was 176%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2020 and December 31, 2019. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2019. Any significant changes to the Company’s financing arrangements during the nine months ended September 30, 2020 are discussed below.

	As of September 30, 2020 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	$262		$38	June 2, 2023
Locust Street Credit Facility(2)	Revolving Credit Facility	L+2.50%(1)	328		72	September 28, 2022
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	1,223	(5)	992	November 7, 2024
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
2019-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.70% - 2.50%(1)	352		—	July 15, 2030

Total			$3,980		$1,102

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €167 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $74 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.75 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £125 has been converted to U.S dollars at an exchange rate of £1.00 to $1.29 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$6 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.72 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars.

(6)

As of September 30, 2020, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes and the 8.625% notes was approximately $456, $244, $405, $467, and $277, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(7)	As of September 30, 2020, there were $299.4 of Class A-1 notes outstanding at L+1.70% and $52.3 of Class A-2 notes outstanding at L+2.50%.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the three and nine months ended September 30, 2020 and 2019, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended September 30,
	2020			2019
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
CCT New York Funding Credit Facility(2)	$—	$—	$—	$—	$—	$—
CCT Tokyo Funding Credit Facility(2)	1	1	2	1	—	1
Locust Street Credit Facility(2)	2	1	3	6	0	6
Senior Secured Revolving Credit Facility(2)	7	1	8	14	0	14
4.000% Notes due 2019	—	—	—	0	0	—
4.250% Notes due 2020	—	—	—	4	1	5
4.750% Notes due 2022	5	0	5	4	1	5
5.000% Notes due 2022	3	—	3	3	—	3
4.625% Notes due 2024	5	0	5	4	0	4
4.125% Notes due 2025	5	1	6	—	—	—
8.625% Notes due 2025	5	1	6	—	—	—
2019-1 Notes	2	0	2	4	0	4

Total	$35	$5	$40	$40	$2	$42

	Nine Months Ended September 30,
	2020			2019
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
CCT New York Funding Credit Facility(2)	$—	$—	$—	$2	$—	$2
CCT Tokyo Funding Credit Facility(2)	5	1	6	5	—	5
Locust Street Funding Credit Facility	11	1	12	21	1	22
Senior Secured Revolving Credit Facility	33	2	35	44	1	45
4.000% Notes due 2019	—	—	—	8	1	9
4.250% Notes due 2020	—	—	—	13	1	14
4.750% Notes due 2022	16	0	16	11	1	12
5.000% Notes due 2022	9	—	9	9	—	9
4.625% Notes due 2024	14	1	15	4	0	4
4.125% Notes due 2025	15	2	17	—	—	—
8.625% Notes due 2025	9	1	10	—	—	—
2019-1 Notes	8	0	8	4	0	4

Total	$120	$8	$128	$121	$5	$126

(1)

Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2020 were $4,269 and 3.72%, respectively. As of September 30, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.65%.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2020 and December 31, 2019.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2020, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2 LLC	$3.4
A10 Capital LLC	14.0
All Systems Holding LLC	7.2
Ardonagh Group Ltd	1.0
Aspect Software Inc	0.7
CSafe Global	5.9
CSafe Global	3.9
Eagle Family Foods Inc	4.6
Entertainment Benefits Group LLC	0.5
Heniff Transportation Systems LLC	5.5
J S Held LLC	6.5
J S Held LLC	5.4
Kellermeyer Bergensons Services LLC	31.4
Kodiak BP LLC	63.9
Lexitas Inc	2.5
Motion Recruitment Partners LLC	29.8
P2 Energy Solutions Inc.	4.7
Pretium Packaging LLC	19.4
Revere Superior Holdings Inc	1.0
RSC Insurance Brokerage Inc	3.1
RSC Insurance Brokerage Inc	7.1
RSC Insurance Brokerage Inc	4.0
Sungard Availability Services Capital Inc	0.3
Sweet Harvest Foods Management Co	0.8
Truck-Lite Co LLC	9.2
Truck-Lite Co LLC	16.1
Asset Based Finance
Home Partners JV, Structured Mezzanine	11.8
Opendoor Labs Inc, 2L Term Loan	47.1

Total	$310.8

Unfunded Other Asset Based Finance/Other commitments	$211.7

(1)	May be commitments to one or more entities affiliated with the named company.

As of September 30, 2020, the Company’s debt commitments are comprised of $46.5 revolving credit facilities, $252.5 delayed draw term loans and $11.8 term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(3.6). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

As of September 30, 2020, the Company also has an unfunded commitment to provide $118.3 of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on SCJV’s board of managers.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2020 and December 31, 2019.

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	Nine Months Ended September 30, 2020 (Unaudited)	Year Ended December 31, 2019
Per Share Data:(1)
Net asset value, beginning of period	$30.54	$31.35
Results of operations(2)
Net investment income (loss)	2.03	3.16
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	(6.38)	(1.27)

Net increase (decrease) in net assets resulting from operations	(4.35)	1.89

Stockholder distributions(3)
Distributions from net investment income	(1.96)	(3.04)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(1.96)	(3.04)

Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	0.23	0.34

Net increase (decrease) in net assets resulting from capital share transactions	0.23	0.34

Net asset value, end of period	$24.46	$30.54

Per share market value, end of period	$15.86	$24.52

Shares outstanding, end of period	123,755,965	126,581,766

Total return based on net asset value(6)	(13.49)%	7.14%

Total return based on market value(7)	(25.71)%	33.80%

Ratio/Supplemental Data:
Net assets, end of period	$3,027	$3,866
Ratio of net investment income to average net assets(8)	10.48%	10.09%
Ratio of total operating expenses to average net assets(8)	9.24%	9.09%
Ratio of net operating expenses to average net assets(8)	9.24%	9.09%
Portfolio turnover(9)	24.25%	38.49%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,980	$4,195
Asset coverage per unit(10)	1.76	1.92

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

(8)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2020 are annualized. Annualized ratios for the nine months ended September 30, 2020 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2020. The following is a schedule of supplemental ratios for the nine months ended September 30, 2020 and year ended December 31, 2019:

	Nine Months Ended September 30, 2020 (Unaudited)	Year Ended December 31, 2019
Ratio of subordinated income incentive fees to average net assets	—	1.40%
Ratio of interest expense to average net assets	5.30%	4.19%
Ratio of excise taxes to average net assets	—	0.17%

(9)	Portfolio turnover for the nine months ended September 30, 2020 is not annualized.

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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2020 and for the Year Ended December 31, 2019

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2020 and the year ended December 31, 2019:

Net Investment Activity	For the Three Months Ended September 30, 2020	For the Nine Months September 30, 2020
Purchases	$174	$1,723
Sales and Repayments	(322)	(1,706)

Net Portfolio Activity	$(148)	$17

	For the Three Months Ended September 30, 2020		For the Nine Months September 30, 2020
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$76	43.7%	$1,114	64.6%
Senior Secured Loans—Second Lien	—	—	5	0.3%
Other Senior Secured Debt	—	—	—	—
Subordinated Debt	—	—	3	0.2%
Asset Based Finance	98	56.3%	334	19.4%
Strategic Credit Opportunities Partners, LLC	—	—	267	15.5%
Equity/Other	—	—	—	—

Total	$174	100.0%	$1,723	100.0%

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,727	$3,554	53.5%	$3,868	$3,724	50.6%
Senior Secured Loans—Second Lien	1,044	853	12.8%	1,273	1,196	16.3%
Other Senior Secured Debt	129	82	1.2%	299	239	3.2%
Subordinated Debt	309	169	2.5%	479	409	5.6%
Asset Based Finance	934	857	12.9%	761	737	10.0%
Strategic Credit Opportunities Partners, LLC	758	645	9.7%	491	479	6.5%
Equity/Other	596	489	7.4%	638	573	7.8%

Total	$7,497	$6,649	100.0%	$7,809	$7,357	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Number of Portfolio Companies	172	210
% Variable Rate Debt Investments (based on fair value)(1)(2)	65.3%	64.8%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.6%	14.6%
% Other Income Producing Investments (based on fair value)(3)	16.0%	11.2%
% Non-Income Producing Investments (based on fair value)(2)	7.3%	6.6%
% of Investments on Non-Accrual (based on fair value)	2.8%	2.8%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.6%	9.7%
Weighted Average Annual Yield on All Debt Investments(5)	7.6%	8.8%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)	Does not include investments on non-accrual status.
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

For the nine months ended September 30, 2020, our total return based on net asset value was (13.49)% and our total return based on market value was (25.71)%. For the year ended December 31, 2019, our total return based on net asset value was 7.14% and our total return based on market value was 33.80%. See footnotes 6 and 7 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our Direct Originations as of September 30, 2020 and December 31, 2019:

Characteristics of All Direct Originations held in Portfolio	September 30, 2020	December 31, 2019
Number of Portfolio Companies	133	133
% of Investments on Non-Accrual (based on fair value)	3.0%	3.1%
Total Cost of Direct Originations	$7,045.3	$6,923.9
Total Fair Value of Direct Originations	$6,271.3	$6,491.5
% of Total Investments, at Fair Value	94.3%	88.2%
Weighted Average Annual Yield on Accruing Debt Investments(1)	8.5%	9.7%
Weighted Average Annual Yield on All Debt Investments(2)	7.5%	8.8%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2020 and December 31, 2019:

	September 30, 2020 (Unaudited)		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$94	1.4%	$247	3.4%
Banks	13	0.2%	15	0.2%
Capital Goods	795	12.0%	1,085	14.8%
Commercial & Professional Services	544	8.2%	557	7.6%
Consumer Durables & Apparel	314	4.7%	363	4.9%
Consumer Services	235	3.4%	294	4.0%
Diversified Financials	449	6.8%	575	7.8%
Energy	104	1.6%	208	2.8%
Food & Staples Retailing	211	3.2%	209	2.8%
Food, Beverage & Tobacco	109	1.6%	119	1.6%
Health Care Equipment & Services	631	9.4%	601	8.2%
Household & Personal Products	133	2.0%	120	1.6%
Insurance	197	3.0%	217	3.0%
Materials	150	2.3%	260	3.5%
Media & Entertainment	36	0.5%	94	1.3%
Pharmaceuticals, Biotechnology & Life Sciences	32	0.5%	30	0.4%
Real Estate	519	7.8%	236	3.2%
Retailing	350	5.3%	457	6.2%
Semiconductors & Semiconductor Equipment	—	—	19	0.3%
Software & Services	802	12.1%	805	10.9%
Strategic Credit Opportunities Partners, LLC	645	9.7%	479	6.5%
Technology Hardware & Equipment	27	0.4%	94	1.3%
Telecommunication Services	70	1.1%	71	1.0%
Transportation	189	2.8%	202	2.7%

Total	$6,649	100.0%	$7,357	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019(1)
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,111	62%	$4,588	62%
2	1,663	25%	2,056	28%
3	543	8%	451	6%
4	332	5%	262	4%

Total	$6,649	100%	$7,357	100%

(1)

Historically, the Adviser has rated its investment in SCJV as a 2 on the investment rating scale. As of September 30, 2020, the Advisor evaluates its investment in SCJV by rating each individual loan in SCJV’s portfolio on a look-through basis. The Advisor has re-evaluated its portfolio as of December 31, 2019 and has updated the investment rating scale in the table above in order to be in accordance with the current methodology.

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and September 30, 2019

Revenues

Our investment income for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$98	66.7%	$163	81.9%	$341	71.6%	$477	80.4%
Paid-in-kind interest income	17	11.6%	11	5.5%	48	10.1%	39	6.6%
Fee income	3	2.0%	7	3.5%	21	4.4%	26	4.4%
Dividend income	29	19.7%	18	9.1%	66	13.9%	51	8.6%

Total investment income(1)	$147	100.0%	$199	100.0%	$476	100.0%	$593	100.0%

(1)

Such revenues represent $128 and $185 of cash income earned as well as $19 and $14 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2020 and 2019, respectively, and represent $420 and $543 of cash income earned as well as $56 and $50 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2020 and 2019, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The decrease in interest income during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 can primarily be attributed to the repayment of higher yielding assets replaced by lower yielding assets, the impact of the decline in LIBOR on our floating rate investments and the increase in non-accrual assets during the period. A portion of each of these factors was impacted by the current COVID-19 pandemic.

The decrease in fee income during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 can primarily be attributed to the decrease of structuring and prepayment activity during the three and nine months ended September 30, 2020.

The increase in dividend income during the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 can be primarily attributed to the increase in dividends paid in respect to our investment in Strategic Credit Opportunities Partners, LLC during the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019.

Expenses

Our operating expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Management fees	$24	$28	$80	$85
Subordinated income incentive fees	—	8	—	57
Administrative services expenses	1	4	6	7
Accounting and administrative fees	0	0	1	1
Interest expense	40	42	128	126
Other	4	2	8	6

Total operating expenses	$69	$84	$223	$282

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Ratio of operating expenses to average net assets	2.38%	2.06%	6.93%	6.88%
Ratio of incentive fees and interest expense to average net assets(1)	1.38%	1.22%	3.98%	4.47%

Ratio of net operating expenses, excluding certain expenses, to average net assets	1.00%	0.84%	2.95%	2.41%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $78 ($0.63 per share) and $115 ($0.89 per share) for the three months ended September 30, 2020 and 2019, respectively. The decrease in net investment income during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 can primarily be attributed to lower investment income during the three months ended September 30, 2020 as discussed above, partially offset by lower expenses.

Our net investment income totaled $253 ($2.03 per share) and $311 ($2.38 per share) for the nine months ended September 30, 2020 and 2019, respectively. The decrease in net investment income during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 can primarily be attributed to lower investment income during the nine months ended September 30, 2020 as discussed above, partially offset by lower expenses.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized gain (loss) on investments(1)	$(207)	$17	$(403)	$(60)
Net realized gain (loss) on swap contracts	—	—	—	(10)
Net realized gain (loss) on foreign currency forward contracts	0	2	0	6
Net realized gain (loss) on foreign currency	(2)	2	(5)	3

Total net realized gain (loss)	$(209)	$21	$(408)	$(61)

(1)

We sold investments and received principal repayments, respectively, of $189 and $133 during the three months ended September 30, 2020 and $292 and $431 during the three months ended September 30, 2019. We sold investments and received principal repayments, respectively, of $1,032 and $674 during the nine months ended September 30, 2020 and $716 and $1,209 during the nine months ended September 30, 2019.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net change in unrealized appreciation (depreciation) on investments	$356	$(76)	$(396)	$1
Net change in unrealized appreciation (depreciation) on swap contracts	—	1	—	15
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)	7	1	6
Net change in unrealized gain (loss) on foreign currency	(14)	3	2	1

Total net change in unrealized appreciation (depreciation)	$341	$(65)	$(393)	$23

The decrease in unrealized appreciation (depreciation) during the nine months ended September 30, 2020 was driven primarily by mark to market declines across the portfolio resulting from uncertainty related to the current COVID-19 pandemic. The increase in unrealized appreciation (depreciation) during the three months ended September 30, 2020 was primarily driven by mark to market improvements on certain assets as well as the reversal of unrealized losses from the restructures of troubled investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2020, the net increase in net assets resulting from operations was $210 ($1.70 per share) compared to a net increase in net assets resulting from operations of $71 ($0.55 per share) during the three months ended September 30, 2019.

For the nine months ended September 30, 2020, the net decrease in net assets resulting from operations was $(548) ($(4.40) per share) compared to a net increase in net assets resulting from operations of $273 ($2.09 per share) during the nine months ended September 30, 2019.

This “Results of Operations” section should be read in conjunction with “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2020, we had $136 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,102 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2020, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of September 30, 2020, we had unfunded debt investments with aggregate unfunded commitments of $310.8, unfunded equity/other commitments of $211.7 and unfunded commitments of $118.3 of Strategic Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2020, the aggregate amount outstanding of the senior securities issued by us was $4.0 billion. As of September 30, 2020, our asset coverage was 176%. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2020:

	As of September 30, 2020 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	$262		$38	June 2, 2023
Locust Street Credit Facility(2)	Revolving Credit Facility	L+2.50%(1)	328		72	September 28, 2022
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	1,223	(5)	992	November 7, 2024
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
2019-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.70% - 2.50%(1)	352		—	July 15, 2030

Total			$3,980		$1,102

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €167 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $74 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.75 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £125 has been converted to U.S dollars at an exchange rate of £1.00 to $1.29 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$6 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.72 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars.

(6)

As of September 30, 2020, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes and the 8.625% notes was approximately $456, $244, $405, $467, and $277, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(7)	As of September 30, 2020, there were $299.4 of Class A-1 notes outstanding at L+1.70% and $52.3 of Class A-2 notes outstanding at L+2.50%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2020 or 2019 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2020 and 2019:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2019
March 31, 2019	$0.76000	$100
June 30, 2019	0.76000	99
September 30, 2019	0.76000	98

Total	$2.28000	$297

Fiscal 2020
March 31, 2020	$0.76000	$95
June 30, 2020	0.60000	75
September 30, 2020	0.60000	74

Total	$1.96000	$244

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our unaudited consolidated financial statements included herein.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2020 and 2019.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2020 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CCT Tokyo Funding Credit Facility(2)	June 2, 2023	$262	—	$262	—	—
Locust Street Credit Facility(3)	September 28, 2022	$328	—	$328	—	—
Senior Secured Revolving Credit Facility(4)	November 7, 2024	$1,223	—	—	$1,223	—
4.750% Notes due 2022	May 15, 2022	$450	—	$450	—	—
5.000% Notes due 2022	June 28, 2022	$245	—	$245	—	—
4.625% Notes due 2024	July 15, 2024	$400	—	—	$400	—
4.125% Notes due 2025	February 1, 2025	$470	—	—	$470	—
8.625% Notes due 2025	May 15, 2025	$250	—	—	$250	—
2019-1 Notes	July 15, 2030	$352	—	—	—	$352

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At September 30, 2020, $38 remained unused under the financing arrangement.

(3)	At September 30, 2020, $72 remained unused under the financing arrangement.

(4)

At September 30, 2020, $992 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €167 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $74 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.75 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £125 has been converted to U.S dollars at an exchange rate of £1.00 to $1.29 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$6 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.72 as of September 30, 2020 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2020, 65.3% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.6% were debt investments paying fixed interest rates while 16.0% were other income producing investments, 7.3% consisted of non-income producing investments, and the remaining 2.8% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. Earlier this year, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2020 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 23 basis points	$(1)	$(5)	$4	1.2%
No change	—	—	—	—
Up 100 basis points	16	22	(6)	(2.0%)
Up 300 basis points	104	65	39	12.8%
Up 500 basis points	195	108	87	28.1%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2020 and 2019, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2020, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2020 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of September 30, 2020					Economic Hedging As of September 30, 2020
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2020 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	8.4	$6.0	$6.0	$0.6	A$	3.0	$2.1
British Pound Sterling		£120.8	156.0	155.7	15.6		£18.8	26.2
Canadian Dollars	C$	64.1	48.1	47.6	4.8		—	—
Euros		€354.7	415.8	262.7	26.3		€6.1	7.4
Norwegian Krone	NOK	332.6	35.5	35.1	3.5	NOK	49.1	5.2
Swedish Krona	SEK	135.3	15.1	—	—	SEK	119.3	13.3

Total			$676.5	$507.1	$50.8			$54.2

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of September 30, 2020, the net contractual amount of our foreign currency forward contracts totaled $54.2, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2020, we had outstanding borrowings denominated in foreign currencies of €167, CAD $74, £125 and A$6 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q for the quarter ended March 31, 2020 and June 30, 2020.

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

During the nine months ended September 30, 2020, the Company repurchased 2,823,750 shares of common stock pursuant to the 2018 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $16.71 (totaling $47).

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

During the nine months ended September 30, 2020, the Affiliated Purchaser Program purchased 2,684,525 shares of common stock at an average price per share (inclusive of commissions paid) of $15.20 (totaling $41). During the period from October 1, 2020 to October 31, 2020, the Affiliated Purchaser Program purchased 632,082 shares of common stock at an average price per share (inclusive of commissions paid) of $15.61 (totaling $10).

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended September 30, 2020. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts. Share and per share amounts in the table below have been retroactively adjusted to reflect the Reverse Stock Split.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 through July 31, 2020	1,101,130	$14.5861	1,101,130	$297
August 1, 2020 through August 31, 2020	630,650	16.0572	630,650	257
September 1, 2020 through September 30, 2020	647,049	15.9474	647,049	220

	2,378,829	$15.3464	2,378,829

(1)	Amount includes commissions paid.

(2)	Includes amounts pursuant to the Affiliated Purchaser Program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.5	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.6	Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.7	Amendment No. 1 to the Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.4	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.5	Fourth Supplemental Indenture, dated as of July 15, 2019, relating to the 4.625% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.6	Form of 4.625% Notes due 2024. (Included as Exhibit A to the Fourth Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.7	Fifth Supplemental Indenture, dated as of November 20, 2019, relating to the 4.125% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.8	Form of 4.125% Notes due 2025. (Included as Exhibit A to the Fifth Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.9	Sixth Supplemental Indenture, dated as of April 30, 2020 relating to the 8.625% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.10	Form of 8.625% Notes due 2025. (Included as Exhibit A to the Sixth Supplemental Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.11	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.12	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

10.1	Investment Advisory Agreement, dated as of December 20, 2018, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.4	Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Locust Street Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019.)

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among the Company, FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.6	Commitment Increase Letter, dated as of March 3, 2020, among BNP Paribas, ING Capital LLC, the Company, FS KKR Capital Corp. II and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

10.7†	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 5, 2020, by and among the Company, FS KKR Capital Corp. II, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.7 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

10.8	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.9	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.10	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.11	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.12	Fifth Amendment to Loan and Servicing Agreement, dated as of December 2, 2019, by and among CCT Tokyo Funding LLC, the Company, and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2019.)

10.13	Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†

Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2020.

FS KKR CAPITAL CORP.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN LILLY
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/S/ WILLIAM GOEBEL
William Goebel Chief Accounting Officer