Form 10-K
period 2020-12-31
FS KKR Capital Corp
filed 2021-03-01
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 814-00757

FS KKR Capital Corp.

(Exact name of registrant as specified in its charter)

Maryland	26-1630040
(State of Incorporation)	(I.R.S. Employer Identification Number)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 495-1150

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FSK	The New York Stock Exchange

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.7 billion.

There were 123,755,965 shares of the registrant’s common stock outstanding as of February 25, 2021.

Documents Incorporated by Reference

The contents of the amendment to this Annual Report on Form 10-K, which will be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.

Item 1.	Business.

Summary

FS KKR Capital Corp. (NYSE: FSK), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2020, we had total assets of approximately $7.2 billion.

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

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated January 5, 2021, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit Advisors (US) LLC, or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.

Corporate Capital Trust, Inc. Acquisition

On December 19, 2018, we completed our acquisition of Corporate Capital Trust, Inc., or CCT, pursuant to that certain Agreement and Plan of Merger, or the 2018 Merger Agreement, dated as of July 22, 2018, by and among us, CCT, IC Acquisition, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. Pursuant to the 2018 Merger Agreement, CCT was first merged with and into Merger Sub, with CCT as the surviving corporation, and, immediately following such merger, CCT was then merged with and into the Company, with the Company as the surviving company, or the 2018 Merger. In accordance with the terms of the 2018 Merger Agreement, at the time of the transactions contemplated by the 2018 Merger Agreement, each outstanding share of CCT common stock was converted into the right to receive 2.3552 shares of our common stock. As a result, we issued an aggregate of approximately 292,324,670 shares of our common stock to former CCT stockholders. Following the consummation of the 2018 Merger, we entered into a new investment advisory agreement with the Advisor, or the investment advisory agreement. Share and exchange ratio amounts in the foregoing do not reflect the Reverse Stock Split as discussed below.

Reverse Stock Split

On June 15, 2020, the Company filed Articles of Amendment to its Articles of Incorporation, or the Reverse Stock Split Amendment, with the State Department of Assessments and Taxation of the State of Maryland to effect a 4 to 1 reverse split of the Company’s shares of common stock, or the Reverse Stock Split. The Reverse Stock Split became effective in accordance with the terms of the Reverse Stock Split Amendment on June 15, 2020. As a result of the Reverse Stock Split, every four shares of the Company’s common stock issued and outstanding were automatically combined into one share of the Company’s common stock, and the number of outstanding shares of the Company’s common stock was reduced from approximately 495.0 million to approximately 123.8 million as of June 15, 2020. The Reverse Stock Split did not modify the rights or preferences of the Company’s common stock. The Company also filed a separate Articles of Amendment to its Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to provide that there would be no change in the par value of $0.001 per share as a result of the Reverse Stock Split.

Pending Merger with FSKR

On November 23, 2020, the Company entered into an Agreement and Plan of Merger, or the 2020 Merger Agreement, with FS KKR Capital Corp II., a Maryland corporation, or FSKR and, together with the Company, the Funds, Rocky Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of FSK, or Merger Sub, and the Advisor. The 2020 Merger Agreement provides that, subject to the conditions set forth in the 2020 Merger Agreement, Merger Sub will merge with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of the Company, or the First Merger, and, immediately thereafter, FSKR will merge with and into the Company, with the Company continuing as the surviving company or, together with the First Merger, the 2021 Merger. See Note 14 to our consolidated financial statements included in this annual report on Form 10-K for additional information.

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

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia, PA, with offices in New York, NY, Orlando, FL and Leawood, KS. The firm had approximately $23 billion in assets under management as of December 31, 2020.

About KKR Credit

KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $78 billion of assets under management as of December 31, 2020 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.

KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $252 billion in assets under management as of December 31, 2020, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

Potential Market Opportunity

We believe significant investment opportunities will continue to present themselves in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

The variable rate structure of most senior secured and second lien secured loans present significant opportunities across the asset class, particularly within a rising interest rate environment. Additionally, the strong defensive characteristics inherent to many securities across the asset class make them compelling to many investors. Because senior secured debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk within the issuer’s capital structure. Further, senior secured debt investments are secured by the issuer’s assets, which may be seized in the event of a default. Senior secured loans generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, including unsecured bondholders and other security holders, preserving collateral to protect against credit deterioration.

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans, we believe that the market for lending to private companies, particularly middle market private companies within the United States, is underserved and presents a compelling investment opportunity. The following characteristics support our belief:

•

Large Target Market. Middle market U.S. companies have historically represented a significant portion of the growth segment of the U.S. economy. These companies also often require substantial capital investment to grow their businesses. Historically, significant private equity capital has been available for investment in middle market companies and we expect that private equity firms will continue to leverage their investments in middle market companies with senior secured and second lien secured loans.

•

Limited Investment Competition. Despite the size of the market, regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies in favor of lending to large corporate clients and leading syndication efforts for capital markets transactions. Further, we believe a limited number of of lenders are willing to hold large amounts of middle market loans. As a result, we believe our ability to eliminate syndication risk by holding middle market loans is a competitive advantage.

Lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of a lender’s time and resources compared to lending to larger companies as it is often more difficult to make investments in, and acquire information, about smaller companies . Many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly directly originated investments in middle market companies, which may result in their overlooking many attractive investment opportunities. Middle market companies also may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients, resulting in a reduction in the availability of financing to middle market companies.

•

Attractive Market Segment. The underserved nature of such a large segment of the market can at times create significant investment opportunities. In many environments, lending to middle market companies may offer more attractive economics than lending to larger corporations in terms of transaction pricing, up-front and ongoing fees, prepayment penalties, stricter covenants and quality collateral. In addition, middle market companies often have simpler capital structures and carry less leverage than larger companies, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions.

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

Joint Venture

We also co-invest with South Carolina Retirement Systems Group Trust, or SCRS, through Strategic Credit Opportunities Partners, LLC, or SCJV, a joint venture with SCRS. SCJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and SCRS each have 50% voting control of SCJV and together are required to agree on all investment decisions as well as certain other significant actions for SCJV. As of December 31, 2020, SCJV had total capital commitments of $1 billion, $875 million of which was from us and the remaining $125 million of which was from SCRS. As of December 31, 2020, we had funded approximately $809.2 million of our commitment. Additionally, as of December 31, 2020, SCJV had $328.0 million of borrowing capacity. As of December 31, 2020, our investment in SCJV was approximately $712.5 million at fair value. We do not consolidate SCJV in our consolidated financial statements.

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

Equity and Equity-Related Securities

While we intend to maintain our focus on investments in debt securities, from time to time, when we see the potential for extraordinary gain, or in connection with securing particularly favorable terms in a debt investment, we may enter into investments in preferred or common equity, typically in conjunction with a private equity sponsor we believe to be sophisticated and seasoned. In addition, we may receive the right to make equity investments in a portfolio company whose debt securities we hold in connection with the next equity financing round for that company. This right may provide us with the opportunity to further enhance our returns over time through equity investments in our portfolio companies. In addition, we may hold equity-

related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, generally obtained in conjunction with one of our debt investments or through a co-investment with a financial sponsor, such as an institutional investor or private equity firm. In the future, we may achieve liquidity through a merger or acquisition of a portfolio company, a public offering of a portfolio company’s stock or by exercising our right, if any, to require a portfolio company to repurchase the equity-related securities we hold.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2020 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on July 15, 2020 and expiring on July 15, 2021. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated January 5, 2021, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy and any criteria established by our board of directors.

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

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fskkradvisor.com/fsk. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

Item 1A.	Risk Factors

Investing in our securities involves a number of significant risks. In addition to the other information contained in this annual report on Form 10-K, investors should consider carefully the following information before making an investment in our securities. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such case, the net asset value and market price of our common stock could decline or the value of our debt or equity investments may decline, and investors may lose all or part of their investment. Please refer also to those risk factors relating to our proposed merger with FS KKR Capital Corp. II included under the caption “Risk Factors—Risks Relating to the Merger” in pre-effective amendment no.1 to our registration statement on Form N-14 (333-251667) filed with the SEC on February 25, 2021, which are incorporated herein by reference.

Summary of Risk Factors

The following is a summary of the principal risk factors associated with an investment in the Company. Further details regarding each risk included in the below summary list can be found further below.

Risks Related to Our Business and Structure

•

If our investment advisory agreement were to be terminated, or if the Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.

•	The inability of the Advisor to generate investment opportunities through relationships with private equity sponsors, investment banks and commercial banks could adversely affect our business.

•	We operate in a highly competitive market for investment opportunities.

•	Our board of directors may change our policies and strategies without prior notice or stockholder approval.

•	The SBCA Act allows us to incur additional leverage.

•	Future legislation or rules could modify how we treat and use derivatives and other financial arrangements.

•	Compliance with regulations applicable to us as a public company will involve significant expenditures.

•	Failure to maintain safeguard the security of our data could compromise our ability to conduct business.

•	We and our Advisor could be the target of litigation, including in connection with stockholder activism.

Risks Related to the Advisory and its Affiliates

•

The Advisor and its affiliates face conflicts of interest as a result of arrangements between us and the Advisor and related to obligations the Advisor and its affiliates have to our affiliates and to other clients.

•	We may be obligated to pay the Advisor incentive compensation on income that we have not received.

•	We may face additional competition because employees of the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

•

The Advisor’s liability to us is limited, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.

Risks Related to Business Development Companies and RICs

•	Failure to maintain our status as a BDC would reduce our operating flexibility.

•

We will be subject to corporate-level income tax if we are unable to qualify as a RIC or to satisfy the RIC annual distribution requirements, and our investments may be subject to corporate-level income tax.

•	Our ability to acquire investments may be adversely affected if we cannot obtain financing.

•

The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.

•	Regulations governing our operation as a BDC and a RIC will affect our ability and means to raise additional capital or borrow for investment purposes, which may have a negative effect on our growth.

•	Our ability to enter into transactions with our affiliates is restricted.

Risks Related to our Investments

•	Our investments in prospective portfolio companies may be risky, and we could lose all of our investment.

•	International investments create additional risks.

•	Our investments in private investment funds subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.

•

We may acquire financial instruments for purposes of “hedging” or reducing our risks, which may be costly and ineffective and could reduce the cash available to service debt or for distribution to stockholders.

•

There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims. If there is a default, the value of any collateral securing our debt investments may not be sufficient to repay in full both the other creditors and us.

•	We generally will not control our portfolio companies.

•	Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

•

A significant portion of our investment portfolio is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is uncertainty as to the value of our portfolio investments.

•	We are exposed to risks associated with changes in interest rates.

•	A covenant breach by our portfolio companies may harm our operating results.

•	Our portfolio companies may be highly leveraged.

•	We may not realize gains from our equity investments.

•	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

•	A lack of liquidity in certain of our investments may adversely affect our business.

•	We may not have the funds or ability to make additional investments in our portfolio companies.

•	Prepayments of our debt investments by our portfolio companies could adversely impact our results.

•	Our investments may include original issue discount and PIK instruments.

•	We may from time to time enter into derivative transactions which expose us to certain risks.

•	We may invest through special purpose vehicles, which may entail greater risks.

Risks Related to Debt Financing

•	We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

•	The agreements governing our debt financing arrangements contain various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations.

Risks Related to an Investment in Our Common Stock

•	There is a risk that investors in our common stock may not receive distributions.

•	Portions of the distributions that we make may represent a return of capital to stockholders.

•	Our shares of common stock may trade at a discount to net asset value and we may issue shares at prices below our then-current net asset value.

•	We may pay distributions from offering proceeds, borrowings or the sale of assets.

•	A stockholder’s interest in us will be diluted if we issue additional shares.

•	Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

•	The net asset value and/or market price of our common stock may fluctuate significantly.

•	Holders of any preferred stock that we issue will have the right to elect members of the board of directors.

General Risk Factors

•	Events outside of our control, including public health crises, could negatively affect our operations.

•

If the current period of capital market disruption and instability continues, investors in our equity securities may not receive distributions consistent with historical levels or at all, and the valuation of our investments and our ability to raise capital could be negatively impacted.

•	Global economic, political and market conditions may adversely affect our business and financial condition.

•	Changes to U.S. tariff and import/export regulations may negatively affect our portfolio companies.

•	Economic sanction laws in the U.S. and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.

•	Future economic downturns could impair our portfolio companies and harm our operating results.

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

In addition, each of our investment advisory agreement and administration agreement with the Advisor has termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory agreement and administration agreement may each be terminated at any time, without penalty, by the Advisor, upon 60 days’ notice to us. If the investment advisory agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Advisor and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.

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

We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends, including sustained periods of low interest rates, have increased the number of competitors seeking to invest in loans to private, middle market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.

The amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. In addition, one of the effects of the COVID-19 pandemic has been a decrease in the number of new investment opportunities in U.S. middle market companies during 2020, and we can offer no assurance about when, or if, the number of U.S. middle market company investing opportunities will equal or exceed those available prior to the COVID-19 pandemic. In the event these conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.

Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. The Advisor can provide no assurance that it will able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage. The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We could also compete for investment opportunities with accounts managed or sponsored by Advisor or its affiliates. Although Advisor allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.

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

We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted, amended or repealed or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Advisor to other types of investments in which the Advisor may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.

The SBCA Act allows us to incur additional leverage.

On March 23, 2018, the Small Business Credit Availability Act, or the SBCA Act, became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Effective June 15, 2019, following approval by our stockholders, our asset coverage requirement was reduced from 200% to 150%, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, we are able to incur substantial additional indebtedness, and, therefore the risk of an investment in us may increase. See “Risks Related to Debt Financing—We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.”

Future legislation or rules could modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements.

Future legislation or rules may modify how we treat derivatives and other financial arrangements, or place conditions on our use of derivatives and other financial arrangements. For example, the SEC in October 2020 adopted Rule 18f-4, which is designed to modernize the regulation of the use of derivatives by registered investment companies and BDCs. Among other things, Rule 18f-4 limits a fund’s derivatives exposure through a value-at-risk test and requires the adoption and implementation of a derivatives risk management program for certain derivatives users. Additionally, subject to certain conditions, funds that do not invest heavily in derivatives may be deemed limited derivatives users and would not be subject to the full requirements of Rule 18f-4. In connection with the adoption of Rule 18f-4, the SEC also eliminated the asset segregation and cover framework arising from prior SEC guidance for covering derivatives and certain financial instruments. Compliance with Rule 18f-4 will be required in August 2022. Rule 18f-4 could limit the Company’s ability to engage in certain derivatives and other transactions and/or increase the costs of such transactions, which could adversely affect the value or performance of the Company.

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

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any stockholder activism, due to our proposed merger with FS KKR Capital Corp II., potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated January 5, 2021, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Advisor without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.

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

In July 2017, the head of the United Kingdom Financial Conduct Authority announced the desire to phase out the use of LIBOR by the end of 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, SOFR. Given the inherent differences between LIBOR and SOFR, or any other alternative benchmark rate that may be established, there are many uncertainties regarding a transition from LIBOR, including, but not limited to, the need to amend all contracts with LIBOR as the referenced rate and how this will impact the cost of variable rate debt and certain derivative financial instruments. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

The effect of the establishment of alternative reference rates or any other reforms to LIBOR or other reference rates (including whether LIBOR will continue to be an acceptable market benchmark) cannot be predicted at this time, and the transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations. Factors such as the pace of the transition to replacement or reformed rates, the specific terms and parameters for and market acceptance of any alternative reference rate, prices of and the liquidity of trading markets for products based on alternative reference rates, and our ability to transition and develop appropriate systems and analytics for one or more alternative reference rates could also have a material adverse effect on our business, financial condition and results of operations. We may also need to renegotiate any credit or similar agreements extending beyond 2021 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate and certain of our existing credit facilities to replace LIBOR with the new standard that is established. If the agreements with our portfolio companies are unable to be renegotiated, our investments may bear interest at a lower rate, which would decrease investment income and potentially the value of such investments.

In addition, the IRS has issued proposed regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the proposed regulations, to avoid such alteration or modification of the terms of a debt instrument being treated as a taxable exchange, the fair market value of the modified instrument or contract must be substantially equivalent to its fair market value before the qualifying change was made. The IRS may withdraw, amend or finalize, in whole or part, these proposed regulations and/or provide additional guidance, with potential retroactive effect.

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

•	Tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $8.8 billion in total assets, (ii) a weighted average cost of funds of 3.71%, (iii) $5.1 billion in debt outstanding and (iv) $3.1 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders	(34.49)%	(20.30)%	(6.10)%	8.09%	22.28%

Similarly, assuming (i) $8.8 billion in total assets, (ii) a weighted average cost of funds of 3.71% and (iii) $5.1 billion in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.15% in order to cover the annual interest payments on our outstanding debt.

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

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on July 15, 2021. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after July 15, 2021.

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

Furthermore, we may invest in the equity securities of non-U.S. corporations (or other non-U.S. entities classified as corporations for U.S. federal income tax purposes) that could be treated under the Code and U.S. Treasury regulations as “passive foreign investment companies” and/or “controlled foreign corporations.” The rules relating to investment in these types of non-U.S. entities are designed to ensure that U.S. taxpayers are either, in effect, taxed currently (or on an accelerated basis with respect to corporate level events) or taxed at increased tax rates at distribution or disposition. In certain circumstances, these rules also could require us to recognize taxable income or gains where we do not receive a corresponding payment in cash and, unless the income and gains are related to our business of investing in stocks and securities, all or a portion of such taxable income and gains may not be considered qualifying income for purposes of the 90% Income Test.

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

General Risks

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

The U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 that began in December 2019. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets. These and future market disruptions and/or illiquidity would be expected to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions also would be expected to increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events have limited and could continue to limit our investment originations, limit our ability to grow and have a material negative impact on our operating results and the fair values of our debt and equity investments. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown.

If the current period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.

Our ability to pay distributions consistent with our historical range or to continue to pay our distribution fully in cash rather than shares of common stock might be adversely affected by the impact of one or more of the risk factors described in this annual report on Form 10-K, including the COVID-19 pandemic. If we are unable to satisfy the asset coverage test applicable to us under the 1940 Act as a business development company or if we violate certain covenants under our existing or future credit facilities or other leverage, we may also be limited in our ability to make distributions. If we declare a distribution and if more stockholders opt to receive cash distributions rather than participate in our dividend reinvestment plan, we may be forced to sell some of our investments in order to make cash distribution payments. To the extent we make distributions to stockholders that include a return of capital, such portion of the distribution essentially constitutes a return of the stockholder’s investment. Although such return of capital may not be taxable, such distributions would generally decrease a stockholder’s basis in our common stock and may therefore increase such stockholder’s tax liability for capital gains upon the future sale of such stock. A return of capital distribution may cause a stockholder to recognize a capital gain from the sale of our common stock even if the stockholder sells its shares for less than the original purchase price.

Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.

From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. While market conditions have recovered from the events of 2008 and 2009, there have been continuing periods of volatility (e.g., the ongoing COVID-pandemic). For example, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union following the United Kingdom’s exit from the European Union and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.

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

Global economic, political and market conditions, including downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.

The current global financial market situation, as well as various social and political tensions in the United States and around the world, may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The decision made in the United Kingdom referendum to leave the EU (the so-called “Brexit”) has led to volatility in global financial markets and may lead to weakening in consumer, corporate and financial confidence in the United Kingdom and Europe. While the United Kingdom commenced its withdrawal from the EU on January 31, 2020, the transition and its surrounding negotiations are ongoing, which creates uncertainty, which may lead to continued volatility. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

As of February 22, 2021, we had 3,610 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.

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

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2020, 2019 and 2018:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2018(2)	$3.40000	$205
2019	$3.04000	$393
2020	$2.56000	$318

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our consolidated financial statements.

(2)	Includes a $0.36 per share special cash distribution that was paid on December 3, 2018.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.

Stock Repurchase Programs

February 2018 Share Repurchase Program

In February 2018, our board of directors authorized a stock repurchase program. Under the program, we were permitted to repurchase up to $50 in the aggregate of our outstanding common stock in the open market at prices below the then current net asset value per share. During the year ended December 31, 2018, we repurchased 1,642,837 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $30.44 (totaling $50). The program has terminated since the aggregate repurchase amount that was approved by our board of directors has been expended.

December 2018 Share Repurchase Program

In December 2018, our board of directors authorized a stock repurchase program. Under the program, we are permitted to repurchase up to $200 in the aggregate of our outstanding common stock in the open market at prices below the then current net asset value per share.

During the year ended December 31, 2020, the Company repurchased 2,823,750 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $16.71 (totaling $47). During the year ended

December 31, 2019, the Company repurchased 6,287,919 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $24.30 (totaling $153). The program has concluded since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

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

During the year ended December 31, 2020, the Affiliated Purchaser Program purchased 3,921,610 shares of common stock at an average price per share (inclusive of commissions paid) of $15.51 (totaling $61).

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended December 31, 2020. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts. Share and per share amounts in the table below have been retroactively adjusted to reflect the Reverse Stock Split.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 through October 31, 2020	632,082	15.61	632,082	199
November 1, 2020 through November 30, 2020	423,393	16.01	423,393	193
December 1, 2020 through December 31, 2020	181,610	18.58	181,610	181

	1,237,085	16.18	1,237,085

(1)	Amount includes commissions paid.

(2)	Includes amounts pursuant to the Affiliated Purchaser Program.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS KKR Capital Corp. under the Securities Act.

The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2020 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the Wells Fargo® BDC Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following selected consolidated financial data for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is derived from our consolidated financial statements. Our consolidated financial statements for the years ended December 31, 2020 and 2019 were audited by Deloitte & Touche LLP, our independent registered public accounting firm, while our consolidated financial statements for the years ended December 31, 2018, 2017, and 2016 were audited by RSM US LLP, our former independent registered public accounting firm. The data should be read in conjunction with our consolidated financial statements and related notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Statements of operations data:
Investment income	$639	$779	$394	$419	$423
Operating expenses
Total expenses and excise taxes	308	369	192	218	216
Less: Management fee waiver	—	—	(3)	(3)	—

Net expenses and excise taxes	308	369	189	215	216

Net investment income (loss)	331	410	205	204	207
Total net realized and unrealized gain (loss)	(736)	(164)	364	(22)	87

Net increase (decrease) in net assets resulting from operations	$(405)	$246	$569	$182	$294

Per share data:(1)
Net investment income (loss)—basic and diluted	$2.66	$3.16	$3.28	$3.32	$3.40

Net increase (decrease) in net assets resulting from operations—basic and diluted	$(3.26)	$1.90	$9.05	$2.96	$4.84

Distributions declared(2)	$2.56	$3.04	$3.40	$3.44	$3.56

Balance sheet data:
Total assets	$7,237	$8,216	$7,705	$4,104	$4,110

Credit facilities, notes, secured borrowing and repurchase agreement payable	$3,997	$4,173	$3,391	$1,712	$1,694

Total net assets	$3,096	$3,866	$4,166	$2,285	$2,297

Other data:
Total return based on net asset value(3)	(9.69)%	7.14%	(6.56)%	7.97%	13.19%
Total return based on market value(4)	(19.73)%	33.80%	(20.15)%	(21.39)%	25.91%
Number of portfolio company investments at period end	164	210	204	100	102
Total portfolio investments for the period(5)	$2,336	$2,907	$5,189	$1,284	$1,158
Proceeds from sales and prepayments of investments	$2,301	$2,854	$1,187	$1,135	$1,588

(1)

The per share data was derived by using the weighted average shares outstanding during the applicable period. The share information utilized to determine per share data has been retroactively adjusted to reflect the Reverse Stock Split.

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

(5)	Total portfolio investments for the year ended December 31, 2018 include investments acquired at fair value of $4,168 in connection with the 2018 Merger.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Forward-Looking Statements

Some of the statements in this annual report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this annual report on Form 10-K may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds in the Fund Complex, their respective current or future investment advisers or any of their affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	general economic and political trends and other external factors, including the current COVID-19 pandemic and related disruptions caused thereby;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position;

•	the tax status of the enterprises in which we may invest; and

•	the 2021 Merger, the likelihood the 2021 Merger is completed and the anticipated timing of their completion.

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

We are externally managed by the Advisor pursuant to the investment advisory agreement and supervised by our board of directors, a majority of whom are independent. On April 9, 2018, GSO / Blackstone Debt Funds Management LLC, or GDFM, resigned as our investment sub-adviser and terminated its investment sub-advisory agreement effective April 9, 2018. In connection with GDFM’s resignation as our investment sub-adviser on April 9, 2018, we entered into an investment advisory agreement, dated as of April 9, 2018, with the Advisor, or the prior investment advisory agreement, which replaced an investment advisory agreement with our former investment adviser, FB Income Advisor, LLC, or FB Income Advisor. Following the consummation of the 2018 Merger, we entered into the investment advisory agreement with the Advisor, which replaced the prior investment advisory agreement.

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

We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Advisor and its affiliates. We define direct originations as any investment where the Company’s investment adviser, sub-advsier or their affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. These direct originations include investments originated by FB Income Advisor, GDFM or their affiliates.

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

Corporate Capital Trust, Inc. Acquisition

On December 19, 2018, we completed the 2018 Merger. Pursuant to the 2018 Merger Agreement, CCT was first merged with and into Merger Sub, with CCT as the surviving corporation, and, immediately following such merger, CCT was then merged with and into the Company, with the Company as the surviving company. In accordance with the terms of the 2018 Merger Agreement, at the time of the transactions contemplated by the 2018 Merger Agreement, each outstanding share of CCT common stock was converted into the right to receive 2.3552 shares of our common stock. As a result, we issued an aggregate of approximately 292,324,670 shares of our common stock to former CCT stockholders. Following the consummation of the 2018 Merger, we entered into the investment advisory agreement, which replaced the prior investment advisory agreement. Share and exchange ratio amounts in the foregoing do not reflect the Reverse Stock Split.

Pending Merger with FSKR

On November 23, 2020, we entered into an Agreement and Plan of Merger, or the 2020 Merger Agreement with FS KKR Capital Corp II., a Maryland corporation, or FSKR, and together with FSK, the Funds, Rocky Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of FSK, or Merger Sub and the Advisor.

The 2020 Merger Agreement provides that, subject to the conditions set forth in the 2020 Merger Agreement, Merger Sub will merge with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of FSK, or the First Merger, and, immediately thereafter, FSKR will merge with and into the Company, with the Company continuing as the surviving company, or together with the First Merger, the 2021 Merger. The board of directors of each Fund has approved the 2021 Merger, with the participation throughout by, and the unanimous support of, its respective independent directors. The parties to the 2020 Merger Agreement intend the 2021 Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In the 2021 Merger, each share of FSKR’s common stock issued and outstanding immediately prior to the effective time of the First Merger will be converted into a number of shares of the Company’s common stock equal to an exchange ratio to be determined in connection with the closing of the 2021 Merger, or the Exchange Ratio. The Exchange Ratio will equal the net asset value per share of FSKR’s common stock, respectively (determined no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the 2021 Merger), divided by the net asset value per share of the Company’s common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the 2021 Merger). Holders of the FSKR’s common stock may receive fractional shares or cash in lieu of fractional shares, at the election of the Company.

The 2020 Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Funds and the Advisor’s businesses during the period prior to the closing of the 2021 Merger. The Funds have agreed to convene and hold meetings of their respective stockholders for the purpose of obtaining the required approvals of the Funds’ stockholders, respectively, and have agreed to recommend that their stockholders approve their respective proposals.

The 2020 Merger Agreement provides that the board of directors of each Fund may not solicit proposals relating to alternative transactions, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any proposal for an alternative transaction. However, each of the Funds may, subject to certain conditions, change its recommendation to their respective stockholders, terminate the 2020 Merger Agreement and enter into an agreement with respect to a superior alternative proposal if the board of directors of such Fund determines in its reasonable good faith judgment, after consultation with its outside legal counsel, that the failure to take such action would be reasonably likely to breach its standard of conduct under applicable law (taking into account any changes to the 2020 Merger Agreement proposed by the other Fund).

Consummation of the 2021 Merger, which is currently anticipated to occur during the second or third quarter of 2021, is subject to certain closing conditions, including (1) requisite approvals of the Funds’ stockholders, (2) the absence of certain legal impediments to the consummation of the 2021 Merger, (3) effectiveness of the registration statement on Form N-14, which includes a joint proxy statement of the Funds and a prospectus of the Company, or the Proxy Statement, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the 2020 Merger Agreement and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

The 2020 Merger Agreement also contains certain termination rights in favor of each Fund including if the 2021 Merger is not completed on or before November 23, 2021 or if the requisite approvals of the applicable Fund’s stockholders are not obtained. The 2020 Merger Agreement also provides that, upon the termination of the 2020 Merger Agreement under certain circumstances, a third party may be required to pay FSKR a termination fee of approximately $90.8, or a third party may be required to pay FSK a termination fee of approximately $126.2.

In connection with the 2021 Merger, the Company is seeking stockholder approval to amend the Company’s investment advisory agreement to (a) reduce FSK’s income incentive fee rate from 20% to 17.5% and (b) remove the total return lookback provision applicable to the subordinated incentive fee on income. The Advisor has also agreed to waive income incentive fees in the amount of $15 per quarter for the first six full fiscal quarters of operations following the 2021 Merger for a total waiver of $90.

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

COVID-19 Developments

The rapid spread of the COVID-19 pandemic, and associated impacts on the U.S. and global economies, has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies will continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of our investments.

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

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our portfolio companies. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows. We do, however, expect that it will continue to have a negative impact on our business and the financial condition of certain of our portfolio companies.

Portfolio Investment Activity for the Years Ended December 31, 2020 and 2019

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2020 and 2019:

	For the Year Ended
Net Investment Activity	December 31, 2020	December 31, 2019
Purchases(1)	$2,336	$2,907
Sales and Repayments	(2,301)	(2,854)

Net Portfolio Activity	$35	$53

	For the Year Ended
	December 31, 2020		December 31, 2019
New Investment Activity by Asset Class	Purchases	Percentage	Purchases	Percentage
Senior Secured Loans—First Lien	$1,464	62.7%	$1,872	64.4%
Senior Secured Loans—Second Lien	99	4.2%	326	11.2%
Other Senior Secured Debt	3	0.1%	34	1.2%
Subordinated Debt	25	1.1%	75	2.6%
Asset Based Finance	426	18.2%	361	12.4%
Strategic Credit Opportunities Partners, LLC	319	13.7%	197	6.8%
Equity/Other	—	—	42	1.4%

Total	$2,336	100.0%	$2,907	100.0%

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,597	$3,449	50.9%	$3,868	$3,724	50.6%
Senior Secured Loans—Second Lien	1,035	880	13.0%	1,273	1,196	16.3%
Other Senior Secured Debt	127	86	1.3%	299	239	3.2%
Subordinated Debt	243	171	2.5%	479	409	5.6%
Asset Based Finance	1,025	951	14.0%	761	737	10.0%
Strategic Credit Opportunities Partners, LLC	810	713	10.5%	491	479	6.5%
Equity/Other	616	530	7.8%	638	573	7.8%

Total	$7,453	$6,780	100.0%	$7,809	$7,357	100.0%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Number of Portfolio Companies	164	210
% Variable Rate Debt Investments (based on fair value)(1)(2)	63.5%	64.8%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	9.0%	14.6%
% Other Income Producing Investments (based on fair value)(3)	16.9%	11.2%
% Non-Income Producing Investments (based on fair value)(2)	8.1%	6.6%
% of Investments on Non-Accrual (based on fair value)	2.5%	2.8%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.8%	9.7%
Weighted Average Annual Yield on All Debt Investments(5)	7.9%	8.8%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not include investments on non-accrual status.

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

For the year ended December 31, 2020, our total return based on net asset value was (9.69)% and our total return based on market value was (19.73)%. For the year ended December 31, 2019, our total return based on net asset value was 7.14% and our total return based on market value was 33.80%. See footnotes 7 and 8 to the table included in Note 12 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

We define Direct Originations as any investment where the Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of December 31, 2020 and 2019:

Characteristics of All Direct Originations held in Portfolio	December 31, 2020	December 31, 2019
Number of Portfolio Companies	135	133
% of Investments on Non-Accrual	2.6%	3.1%
Total Cost of Direct Originations	$7,048.4	$6,923.9
Total Fair Value of Direct Originations	$6,447.3	$6,491.5
% of Total Investments, at Fair Value	95.1%	88.2%
Weighted Average Annual Yield on Accruing Debt Investments(1)	8.7%	9.7%
Weighted Average Annual Yield on All Debt Investments(2)	7.8%	8.8%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$104	1.5%	$247	3.4%
Banks	14	0.2%	15	0.2%
Capital Goods	799	11.8%	1,085	14.8%
Commercial & Professional Services	564	8.3%	557	7.6%
Consumer Durables & Apparel	385	5.7%	363	4.9%
Consumer Services	145	2.1%	294	4.0%
Diversified Financials	467	6.9%	575	7.8%
Energy	107	1.6%	208	2.8%
Food & Staples Retailing	221	3.3%	209	2.8%
Food, Beverage & Tobacco	106	1.6%	119	1.6%
Health Care Equipment & Services	604	8.9%	601	8.2%
Household & Personal Products	190	2.8%	120	1.6%
Insurance	208	3.1%	217	3.0%
Materials	147	2.2%	260	3.5%
Media & Entertainment	36	0.5%	94	1.3%
Pharmaceuticals, Biotechnology & Life Sciences	34	0.5%	30	0.4%
Real Estate	555	8.2%	236	3.2%
Retailing	344	5.1%	457	6.2%
Semiconductors & Semiconductor Equipment	—	—	19	0.3%
Software & Services	770	11.3%	805	10.9%
Strategic Credit Opportunities Partners, LLC	713	10.5%	479	6.5%
Technology Hardware & Equipment	15	0.2%	94	1.3%
Telecommunication Services	71	1.0%	71	1.0%
Transportation	181	2.7%	202	2.7%

Total	$6,780	100.0%	$7,357	100.0%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019(1)
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,538	67%	$4,588	62%
2	1,537	23%	2,056	28%
3	349	5%	451	6%
4	356	5%	262	4%

Total	$6,780	100%	$7,357	100%

(1)

Historically, the Adviser has rated its investment in SCJV as a 2 on the investment rating scale. As of December 31, 2020, the Advisor evaluates its investment in SCJV by rating each individual loan in SCJV’s portfolio on a look-through basis. The Advisor has re-evaluated its portfolio as of December 31, 2019 and has updated the investment rating scale in the table above in order to be in accordance with the current methodology.

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2020, 2019 and 2018

Revenues

Our investment income for the years ended December 31, 2020, 2019 and 2018 was as follows:

	Year Ended December 31,
	2020		2019		2018
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$444	69.5%	$610	78.3%	$317	80.4%
Paid-in-kind interest income	66	10.3%	60	7.7%	55	14.0%
Fee income	33	5.2%	42	5.4%	13	3.3%
Dividend income	96	15.0%	67	8.6%	9	2.3

Total investment income(1)	$639	100.0%	$779	100.0%	$394	100.0%

(1)

Such revenues represent $563, $705 and $332 of cash income earned as well as $76, $74 and $62 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2020, 2019 and 2018, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The decrease in interest income during the year ended December 31, 2020 compared to the year ended December 31, 2019 can primarily be attributed to the repayment of higher yielding assets replaced by lower yielding assets, the impact of the decline in LIBOR on our floating rate investments and the increase in our investment in Strategic Credit Opportunities Partners, LLC during the year ended December 31, 2020. A portion of each of these factors was impacted by the current COVID-19 pandemic.

The increase in dividend income during the year ended December 31, 2020 compared to the year ended December 31, 2019 can be primarily attributed to the increase in dividends paid in respect to our investment in Strategic Credit Opportunities Partners, LLC during the year ended December 31, 2020, compared to the year ended December 31, 2019.

The increase in investment income during the year ended December 31, 2019 compared to the year ended December 31, 2018 can be primarily attributed to the increase in investments as a result of the 2018 Merger.

Expenses

Our operating expenses, together with excise taxes, for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Management fees	$106	$115	$63
Subordinated income incentive fees	—	57	26
Administrative services expenses	7	9	4
Accounting and administrative fees	2	2	1
Interest expense	170	170	84
Other expenses(1)	13	9	7

Total operating expenses	$298	$362	$185
Management fee waiver	—	—	(3)

Net operating expenses before taxes	298	362	182
Excise taxes	10	7	7

Total net expenses, including excise taxes	$308	$369	$189

(1)	Other expenses during the years ended December 31, 2020 and 2018 include $1 and $1, respectively, of breakage fees associated with the paydown of certain debt facilities during the period.

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Ratio of operating expenses and excise taxes to average net assets	9.71%	9.09%	8.57%
Ratio of management fee waiver to average net assets	—	—	(0.13)%

Ratio of net operating expenses to average net assets	9.71%	9.09%	8.44%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	5.67%	5.77%	5.23%

Ratio of net operating expenses, excluding certain expenses, to average net assets	4.04%	3.32%	3.21%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

The increase in expense ratios during the year ended December 31, 2020 compared to the year ended December 31, 2019 can be primarily attributed to mark to market declines across the portfolio resulting in a lower asset base partially offset by the decrease in expenses during the year ended December 31, 2020.

The increase in expenses during the year ended December 31, 2019 compared to the year ended December 31, 2018 can primarily be attributed to the increased management fee as a result of the higher asset base from the 2018 Merger and increased interest expense resulting from the higher debt outstanding due to the 2018 Merger.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $331 ($2.66 per share), $410 ($3.16 per share) and $205 ($3.28 per share) for the years ended December 31, 2020, 2019 and 2018, respectively.

The decrease in net investment income during the year ended December 31, 2020 compared to the year ended December 31, 2019 can primarily be attributed to lower investment income during the year ended December 31, 2020 as discussed above, partially offset by lower expenses. The increase in net investment income for the year December 31, 2019 compared to December 31, 2018 can be attributed to higher income as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, financial instruments, secured borrowing and foreign currency for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Net realized gain (loss) on investments(1)	$(490)	$(81)	$(125)
Net realized gain (loss) on swap contracts	—	(11)	0
Net realized gain (loss) on foreign currency forward contracts	—	12	—
Net realized gain (loss) on secured borrowing	—	—	—
Net realized gain (loss) on foreign currency	(6)	2	6

Total net realized gain (loss)	$(496)	$(78)	$(119)

(1)

We sold investments and received principal repayments, respectively, of $1,232 and $1,069 during the year ended December 31, 2020, $1,252 and $1,602 during the year ended December, 31, 2019 and $553 and $634 during the year ended December 31, 2018.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments, financial instruments, secured borrowing and unrealized gain (loss) on foreign currency for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31,
	2020	2019	2018
Net change in unrealized appreciation (depreciation) on investments	$(221)	$(83)	$(218)
Net change in unrealized appreciation (depreciation) on swap contracts	—	16	(16)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(3)	(2)	3
Net change in unrealized gain (loss) on foreign currency	(16)	(17)	(3)
Change in unrealized appreciation from merger accounting	—	—	717

Total net change in unrealized appreciation (depreciation)	$(240)	$(86)	$483

During the year ended December 31, 2020, the net change in unrealized appreciation (depreciation) on our investments was driven primarily by mark to market declines across the portfolio resulting from uncertainty related to the current COVID-19 pandemic. During the year ended December 31, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by mark to market declines in certain debt investments. During the year ended December 31, 2018, the net change in unrealized appreciation (depreciation) on our investments was primarily due to the decrease in valuation of certain of our equity/other investments, as well as the recognition of fair value of investments after the allocation of purchase price discount was applied to the fair value of CCT’s investments in connection with the 2018 Merger.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2020, 2019 and 2018, the net increase (decrease) in net assets resulting from operations was $(405) ($(3.26) per share), $246 ($1.90 per share) and $569 ($9.05 per share), respectively.

This “Results of Operations” section should be read in conjunction with “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2020, we had $191 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,040 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2020, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2020, we had unfunded debt investments with aggregate unfunded commitments of $228.4, unfunded equity/other commitments of $142.9 and unfunded commitments of $65.8 of Strategic Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2020, the aggregate amount outstanding of the senior securities issued by us was $4.0 billion. As of December 31, 2020, our asset coverage was 177%. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2020:

	As of December 31, 2020
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	$260		$40	December 2, 2023
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% -2.00%(1)(4)	615	(5)	1,000	December 23, 2025
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
3.400% Notes due 2026(6)	Unsecured Notes	3.40%	1000		—	January 15, 2026
2019-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.85% -3.01%(1)	352		—	January 15, 2031

Total			$4,042		$1,040

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €164 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $63 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.78 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £111 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$6 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.77 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars.

(6)

As of December 31, 2020, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 8.625% notes and the 3.400% notes was approximately $468, $245, $422, $490, $285 and $994 respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(7)

As of December 31, 2020, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2020, 2019 or 2018 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2020, 2019 and 2018:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2018(2)	$3.40000	$205
2019	$3.04000	$393
2020	$2.56000	$318

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our unaudited consolidated financial statements included herein.

(2)	Includes a $0.36 per share special cash distribution that was paid on December 3, 2018.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2020, 2019 and 2018.

Critical Accounting Policies

Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Summary of Significant Accounting Policies” in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2020, 2019 and 2018.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at December 31, 2020 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CCT Tokyo Funding Credit Facility(2)	December 2, 2023	$260	—	$260	—	—
Senior Secured Revolving Credit Facility(3)	December 23, 2025	$615	—	—	$615	—
4.750% Notes due 2022	May 15, 2022	$450	—	$450	—	—
5.000% Notes due 2022	June 28, 2022	$245	—	$245	—	—
4.625% Notes due 2024	July 15, 2024	$400	—	—	$400	—
4.125% Notes due 2025	February 1, 2025	$470	—	—	$470	—
8.625% Notes due 2025	May 15, 2025	$250	—	—	$250	—
3.400% Notes due 2026	January 15, 2026	$1,000	—	—	—	$1,000
2019-1 Notes	January 15, 2031	$352	—	—	—	$352

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At December 31, 2020, $40 remained unused under the financing arrangement.

(3)

At December 31, 2020, $1,000 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €164 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $63 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.78 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £111 has been converted to U.S dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$6 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.77 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update 2018-13, Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company implemented ASU 2018-13 during the year ended December 31, 2020, and it did not have a significant impact on the Company’s disclosure over fair value.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2020, 63.5% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 9.0% were debt investments paying fixed interest rates while 16.9% were other income producing investments, 8.1% consisted of non-income producing investments, and the remaining 2.5% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. In 2020, the U.S. Federal Reserve and other central banks reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Pursuant to the terms of the CCT Tokyo Funding Credit Facility, Senior Secured Revolving Credit Facility and the 2019-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 8.625% notes and the 3.400% notes we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2020 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 24 basis points	$(1)	$(3)	$2	0.6%
No change	—	—	—	—
Up 100 basis points	15	13	2	0.8%
Up 300 basis points	103	36	67	21.6%
Up 500 basis points	193	62	131	42.6%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2020, 2019 and 2018 we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2020, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2020 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2020					Hedges As of December 31, 2020
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2020 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	10.4	$8.0	$7.8	$0.8	A$	3.0	$2.3
British Pounds Sterling		£114.3	156.2	164.3	16.4		£18.6	18.6
Canadian Dollars	C$	58.8	46.1	49.2	4.9		—	—
Euros		€342.0	418.2	278.4	27.8		€12.5	15.2
Norwegian Krone	NOK	304.5	35.5	38.3	3.8	NOK	48.2	5.6
Swedish Krona	SEK	124.0	15.1	—	—	SEK	121.4	14.8

Total			$679.1	$538.0	$53.7			$56.5

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of December 31, 2020, the net contractual amount of our foreign currency forward contracts totaled $56.5, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2020, we had outstanding borrowings denominated in foreign currencies of €164, CAD $63, £111 and A$6 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting as of December 31, 2020 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS KKR Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FS KKR Capital Corp. and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 1, 2021, expressed an unqualified opinion on those financial statements.

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

March 1, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS KKR Capital Corp.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated balance sheets of FS KKR Capital Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in net assets, and cash flows for the years then ended, the financial highlights for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations, changes in net assets, cash flows, and financial highlights for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended December 31, 2018, before the effects of the adjustments to retrospectively apply the change in accounting related to the reverse stock split discussed in Note 1 to the financial statements, were audited by other auditors whose report, dated February 27, 2019, expressed an unqualified opinion on those statements. We have also audited the adjustments to the 2018 consolidated financial statements to retrospectively apply the change in accounting for the reverse stock split in 2020, as discussed in Note 1 to the financial statements. Our procedures included (1) comparing the amounts shown in the per share disclosures for 2018 to the Company’s underlying accounting analysis, (2) comparing the previously reported shares outstanding and the related balance sheet and income statement amounts per the Company’s accounting analysis to the previously issued consolidated financial statements, and (3) recalculating the reduction of shares to give effect to the reverse stock split and testing the mathematical accuracy of the underlying analysis. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2018 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2018 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2021 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2020 and 2019, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Notes 2, 6, and 8 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included illiquid corporate bonds and loans, unlisted equity securities, and derivatives that lack observable market prices. The valuation techniques used in estimating the fair value of these investments vary based on the specific characteristics of the investments and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was $5.8 billion as of December 31, 2020.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs to estimate the fair value. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.

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

•

We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs, including the considerations of the impact of COVID 19. For a selected sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists.

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

March 1, 2021

We have served as the Company’s auditor since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

FS KKR Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, changes in net assets and cash flows of FS KKR Capital Corp. (the Company) for the year ended December 31, 2018, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, except for the effects of the adjustments, if any, as might have been determined to be necessary had we been engaged to audit the Company’s restatement of share and per-share information, as described below, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Reverse Stock Split

We were not engaged to audit the restatement of the Company’s disclosures about share and per-share information for the year ended December 31, 2018, as discussed in Note 3 to the financial statements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

Except as discussed above, we conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the auditor of one or more FS Investments investment companies since 2007.

Blue Bell, Pennsylvania

February 27, 2019

Part I—FINANCIAL INFORMATION

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	December 31,
	2020	2019
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$5,314 and $6,006, respectively)	$4,986	$5,661
Non-controlled/affiliated investments (amortized cost—$629 and $686, respectively)	534	717
Controlled/affiliated investments (amortized cost—$1,510 and $1,117, respectively)	1,260	979

Total investments, at fair value (amortized cost—$7,453 and $7,809, respectively)	6,780	7,357
Cash	182	93
Foreign currency, at fair value (cost—$8 and $13, respectively)	9	13
Receivable for investments sold and repaid	173	657
Income receivable	72	82
Unrealized appreciation on foreign currency forward contracts	1	1
Deferred financing costs	15	10
Deferred merger costs	1	—
Prepaid expenses and other assets	4	3

Total assets	$7,237	$8,216

Liabilities
Payable for investments purchased	$—	$15
Debt (net of deferred financing costs of $23 and $9, respectively)(1)	3,997	4,173
Unrealized depreciation on foreign currency forward contracts	3	0
Stockholder distributions payable	74	96
Management and investment adviser fees payable	25	30
Subordinated income incentive fees payable(2)	—	—
Administrative services expense payable	2	3
Interest payable	25	23
Other accrued expenses and liabilities	15	10

Total liabilities	4,141	4,350

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 123,755,965 and 126,581,766 shares issued and outstanding, respectively(4)	0	1
Capital in excess of par value	3,866	4,041
Retained earnings (accumulated deficit)(5)	(770)	(176)

Total stockholders’ equity	3,096	3,866

Total liabilities and stockholders’ equity	$7,237	$8,216

Net asset value per share of common stock at year end(4)	$25.02	$30.54

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)

As discussed in Notes 1 and 3, the Company completed a Reverse Stock Split, effective as of June 15, 2020. The outstanding shares and net asset value per common share reflect the Reverse Stock Split on a retroactive basis.

(5)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Investment income
From non-controlled/unaffiliated investments:
Interest income	$427	$571	$305
Paid-in-kind interest income	43	40	34
Fee income	33	42	13
Dividend income	16	10	8
From non-controlled/affiliated investments:
Interest income	10	28	3
Paid-in-kind interest income	19	16	2
Fee income	0	—	—
Dividend income	0	—	—
From controlled/affiliated investments:
Interest income	7	11	9
Paid-in-kind interest income	4	4	19
Dividend income	80	57	1

Total investment income	639	779	394

Operating expenses
Management fees(1)	106	115	63
Subordinated income incentive fees(2)	—	57	26
Administrative services expenses	7	9	4
Accounting and administrative fees	2	2	1
Interest expense(3)	170	170	84
Other general and administrative expenses	13	9	7

Total operating expenses	298	362	185
Management fee waiver(1)	—	—	(3)

Net expenses	298	362	182

Net investment income before taxes	341	417	212
Excise taxes	10	7	7

Net investment income	331	410	205

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	$(323)	$(114)	$(116)
Non-controlled/affiliated investments	(132)	32	(9)
Controlled/affiliated investments	(35)	1	—
Net realized gain (loss) on swap contracts	—	(11)	—
Net realized gain (loss) on foreign currency forward contracts	0	12	—
Net realized gain (loss) on foreign currency	(6)	2	6
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	17	(105)	(48)
Non-controlled/affiliated investments	(126)	55	(57)
Controlled/affiliated investments	(112)	(33)	(113)
Net change in unrealized appreciation (depreciation) on swap contracts	—	16	(16)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(3)	(2)	3
Net change in unrealized gain (loss) on foreign currency	(16)	(17)	(3)
Change in unrealized appreciation from merger accounting(4)	—	—	717

Total net realized and unrealized gain (loss)	(736)	(164)	364

Net increase (decrease) in net assets resulting from operations	$(405)	$246	$569

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)(6)	$(3.26)	$1.90	$9.05 (5)

Weighted average shares outstanding(6)	124,290,607	129,736,685	62,844,356

(1)

See Note 4 for a discussion of the waiver by FB Income Advisor, LLC, the Company’s former investment adviser, of certain management fees to which it was otherwise entitled during the applicable period.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the capital gains incentive fees and subordinated income incentive fees.

(3)	See Note 9 for a discussion of the Company’s financing arrangements.

(4)	See Note 13 for a discussion of the 2018 Merger.

(5)	Includes $717 change in unrealized appreciation from merger accounting. Without such amount, net increase (decrease) in net assets resulting from operations would have been $(2.36).

(6)

As discussed in Notes 1 and 3, the Company completed a Reverse Stock Split, effective as of June 15, 2020. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect the Reverse Stock Split on a retroactive basis.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Changes in Net Assets

(in millions)

	Year Ended December 31,
	2020	2019	2018
Operations
Net investment income	$331	$410	$205
Net realized gain (loss) on investments, swap contracts, secured borrowing and foreign currency	(496)	(78)	(119)
Net change in unrealized appreciation (depreciation) on investments, swap contracts, foreign currency forward contracts and secured borrowing(1)	(224)	(69)	(231)
Net change in unrealized gain (loss) on foreign currency	(16)	(17)	(3)
Change in unrealized appreciation from merger accounting	—	—	717

Net increase (decrease) in net assets resulting from operations	(405)	246	569

Stockholder distributions(2)
Distributions to stockholders	(318)	(393)	(205)

Net decrease in net assets resulting from stockholder distributions	(318)	(393)	(205)

Capital share transactions(3)
Issuance of common stock	—	—	1,567
Reinvestment of stockholder distributions	—	—	—
Repurchases of common stock	(47)	(153)	(50)

Net increase (decrease) in net assets resulting from capital share transactions	(47)	(153)	1,517

Total increase (decrease) in net assets	(770)	(300)	1,881
Net assets at beginning of year	3,866	4,166	2,285

Net assets at end of year	$3,096	$3,866	$4,166

(1)	See Note 7 for a discussion of the Company’s financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(405)	$246	$569
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(2,336)	(2,907)	(761)
Paid-in-kind interest	(84)	(60)	(55)
Proceeds from sales and repayments of investments	2,301	2,854	1,187
Net realized (gain) loss on investments	490	81	125
Net change in unrealized (appreciation) depreciation on investments(1)	221	83	218
Net change in unrealized (appreciation) depreciation on swap contracts	—	(16)	16
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	3	2	(3)
Change in unrealized appreciation from merger accounting	—	—	(717)
Accretion of discount	(15)	(21)	(7)
Amortization of deferred financing costs and discount	12	6	6
Unrealized (gain)/loss on borrowings in foreign currency	10	19	(3)
(Increase) decrease in receivable for investments sold and repaid	484	(513)	(141)
(Increase) decrease in income receivable	10	(22)	(29)
(Increase) decrease in deferred merger costs	(1)	—	—
(Increase) decrease in prepaid expenses and other assets	(1)	(2)	1
Increase (decrease) in payable for investments purchased	(15)	9	4
Increase (decrease) in management fees payable	(5)	10	5
Increase (decrease) in subordinated income incentive fees payable	—	(14)	1
Increase (decrease) in administrative services expense payable	(1)	2	1
Increase (decrease) in interest payable	2	(5)	5
Increase (decrease) in other accrued expenses and liabilities	5	(8)	11
Other liabilities acquired from merger net of other assets	—	—	(146)
Merger costs capitalized into purchase price	—	—	(7)

Net cash provided by (used in) operating activities	675	(256)	280

Cash flows from financing activities
Cash purchased in merger	—	—	197
Reinvestment of stockholder distributions	—	—	—
Repurchases of common stock	(47)	(153)	(50)
Stockholder distributions	(340)	(342)	(207)
Borrowings under credit facilities(2)	3,379	3,749	482
Borrowings under unsecured notes(2)	—	1,045	—
Repayments of credit facilities(2)	(3,542)	(3,210)	(732)
Repayments under unsecured notes(2)	—	(805)	—
Deferred financing costs and discount paid	(40)	(26)	(5)

Net cash provided by (used in) financing activities	(590)	258	(315)

Total increase (decrease) in cash	85	2	(35)
Cash and foreign currency at beginning of year	106	104	139

Cash and foreign currency at end of year	$191	$106	$104

Supplemental disclosure
Non-cash purchases of investments	$(238)	$(138)	$—

Non-cash sales of investments	$238	$138	$—

Local and excise taxes paid	$7	$9	$6

(1)	For the year ended December 31, 2018, excludes $4,428 of cost of investments acquired from the 2018 Merger.

(2)

For the year ended December 31, 2018, excludes $1,928 of debt assumed from the 2018 Merger. See Note 9 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2020, 2019 and 2018, the Company paid $156, $171 and $82, respectively, in interest expense on the credit facilities and unsecured notes.

Supplemental disclosure of non-cash operating and financing activities:

In connection with the 2018 Merger, the Company issued common stock of $1,574 and acquired investments at fair value of $4,168 ($4,428 at cost) and other assets of $64 and assumed debt of $1,928 and other liabilities of $210 during the year ended December 31, 2018.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—111.4%
5 Arch Income Fund 2 LLC	(l)(n)(q)(w)	Diversified Financials	9.0%		11/18/23	$28.8	$28.8	$25.5
5 Arch Income Fund 2 LLC	(l)(n)(q)(v)(w)	Diversified Financials	9.0%		11/18/23	4.5	4.5	4.0
A10 Capital LLC	(g)(h)	Diversified Financials	L+650	1.0%	5/1/23	12.8	12.7	12.6
A10 Capital LLC	(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.1	14.0
Abaco Systems, Inc	(g)(h)(i)	Capital Goods	L+600	1.0%	12/7/21	60.6	60.0	60.6
ABB CONCISE Optical Group LLC	(g)(x)	Retailing	L+500	1.0%	6/15/23	0.7	0.7	0.7
Accuride Corp	(g)(h)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	17.7	17.6	16.1
Acproducts Inc	(g)(h)(x)	Consumer Durables & Apparel	L+650	1.0%	8/18/25	41.8	39.7	43.1
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+750	1.0%	10/4/22	19.8	16.4	12.0
All Systems Holding LLC	(f)(g)(h)	Commercial & Professional Services	L+625	1.0%	10/31/23	112.2	112.3	112.6
All Systems Holding LLC	(v)	Commercial & Professional Services	L+625	1.0%	10/31/23	7.2	7.2	7.2
American Tire Distributors Inc	(g)(x)	Automobiles & Components	L+750, 0.0% PIK (1.5% Max PIK)	1.0%	9/2/24	23.0	21.7	22.0
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	€54.4	66.3	59.7
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.3%	6/15/23	$0.6	0.6	0.6
Apex Group Limited	(l)(v)	Diversified Financials	L+700	1.3%	6/15/23	1.3	1.2	1.3
Apex Group Limited	(g)(h)(l)	Diversified Financials	L+700	1.3%	6/16/25	18.6	18.3	18.7
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.5%	6/16/25	£31.3	39.7	43.2
Ardonagh Group Ltd	(g)(l)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/26	0.1	0.2	0.2
Ardonagh Group Ltd	(l)(v)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/26	0.7	0.8	0.9
Aspect Software Inc	(g)	Software & Services	8.0% PIK (8.0% Max PIK)		1/15/21	$0.0	0.0	0.0
Aspect Software Inc	(v)	Software & Services	L+500	1.0%	7/15/23	0.7	0.7	0.7
Berner Food & Beverage LLC	(g)(h)(i)	Food & Staples Retailing	L+875	1.0%	3/16/22	87.6	87.3	91.6
Borden (New Dairy Opco)	(g)(y)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25	7.6	7.6	7.6
Borden (New Dairy Opco)	(g)(y)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25	16.8	16.8	16.8
Borden Dairy Co	(g)(n)(w)(y)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	26.0	24.1	—
Charles Taylor PLC	(g)(l)	Diversified Financials	L+575	0.0%	1/24/27	£33.6	42.9	43.3
CSafe Global	(g)	Capital Goods	L+625	1.0%	12/23/27	$0.1	0.1	0.1
CSafe Global	(v)	Capital Goods	L+625	1.0%	12/23/27	1.5	1.5	1.5
CSafe Global	(g)(h)	Capital Goods	L+625	1.0%	12/23/27	16.0	15.9	15.9
CSM Bakery Products	(g)(x)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22	1.1	1.1	1.1
CTI Foods Holding Co LLC	(g)	Food, Beverage & Tobacco	L+577, 3.0% PIK (3.0% Max PIK)	1.0%	5/3/24	3.0	3.0	2.5
Distribution International Inc	(g)(h)(x)	Retailing	L+575	1.0%	12/15/23	27.6	25.2	25.3
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	7.1	7.1	7.1
Eagle Family Foods Inc	(g)(h)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	45.6	45.3	45.6
Empire Today LLC	(g)(h)	Retailing	L+650	1.0%	11/17/22	75.6	75.6	76.4
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	4.3	4.3	3.6
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.5	0.5	0.4
Entertainment Benefits Group LLC	(g)(h)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	30.1	29.8	25.3
FloWorks International LLC	(g)(h)	Capital Goods	L+600	1.0%	10/14/26	17.2	17.0	17.0
FloWorks International LLC	(g)	Capital Goods	L+600	1.0%	10/14/26	6.4	6.4	6.4
FloWorks International LLC	(v)	Capital Goods	L+600	1.0%	10/14/26	6.4	6.4	6.4
Frontline Technologies Group LLC	(g)	Software & Services	L+525	1.0%	9/18/23	22.3	22.3	22.3

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Frontline Technologies Group LLC	(g)(h)(i)	Software & Services	L+575	1.0%	9/18/23	$51.9	$51.6	$52.0
Greystone & Co Inc	(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	36.8	36.6	37.2
Greystone Equity Member Corp	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	60.8	60.8	60.3
Heniff Transportation Systems LLC	(g)	Transportation	L+575	1.0%	12/3/24	3.4	3.4	3.4
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	4.8	4.8	4.7
Heniff Transportation Systems LLC	(g)(h)(i)	Transportation	L+575	1.0%	12/3/26	64.4	64.1	64.0
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	0.9	0.6	0.3
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	0.3	0.3	0.2
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	32.4	32.2	26.8
ID Verde	(g)(l)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	€30.3	33.3	37.1
ID Verde	(g)(l)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	£4.3	5.1	5.9
Individual FoodService	(g)	Capital Goods	L+625	1.0%	11/22/24	$0.1	0.1	0.1
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	0.4	0.4	0.4
Individual FoodService	(g)	Capital Goods	L+625	1.0%	11/22/25	6.8	6.8	6.8
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/25	0.5	0.5	0.5
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€19.3	20.7	23.9
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	8.1	9.3	10.1
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$24.1	24.1	26.4
J S Held LLC	(g)(h)	Insurance	L+600	1.0%	7/1/25	65.5	65.1	66.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4
J S Held LLC	(g)	Insurance	L+600	1.0%	7/1/25	1.1	1.1	1.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	5.1	5.1	5.1
Jarrow Formulas Inc	(g)(i)	Household & Personal Products	L+625	1.0%	11/30/26	57.3	56.6	56.6
Jo-Ann Stores Inc	(g)(h)(x)	Retailing	L+500	1.0%	10/20/23	8.7	8.7	8.5
Kellermeyer Bergensons Services LLC	(g)(h)(i)	Commercial & Professional Services	L+650	1.0%	11/7/26	117.7	117.0	118.9
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+650	1.0%	11/7/26	28.3	28.3	28.6
Kodiak BP LLC	(h)	Capital Goods	L+725	1.0%	12/1/24	10.2	10.2	10.3
Kodiak BP LLC	(g)(h)	Capital Goods	L+725	1.0%	12/1/24	125.0	124.8	126.2
Koosharem LLC	(g)(x)	Commercial & Professional Services	L+450	1.0%	4/18/25	0.0	0.0	0.0
Lexitas Inc	(g)(h)(i)	Commercial & Professional Services	L+600	1.0%	11/14/25	34.7	34.4	34.6
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	4.3	4.2	4.3
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	2.5	2.5	2.5
Lipari Foods LLC	(g)(h)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	84.4	83.8	85.0
Lipari Foods LLC	(g)	Food & Staples Retailing	L+588	1.0%	1/6/25	19.2	19.2	19.3
Matchesfashion Ltd	(g)(h)(l)	Consumer Durables & Apparel	L+463, 1.0% PIK (1.0% Max PIK)	0.0%	10/11/24	12.7	12.1	9.8
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	1.4	1.4	1.4
Miami Beach Medical Group LLC	(g)	Health Care Equipment & Services	L+650	1.0%	12/14/26	7.8	7.8	7.8
Micronics Filtration Holdings Inc	(g)(n)(w)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	47.6	45.0	35.5
Motion Recruitment Partners LLC	(g)(h)	Commercial & Professional Services	L+650	1.0%	12/19/25	37.5	37.2	33.7
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/19/25	29.8	29.8	29.8
NBG Home	(g)(h)(i)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	69.3	69.0	55.4
NCI Inc	(g)(h)(i)	Software & Services	L+500, 2.5% PIK (2.5% Max PIK)	1.0%	8/15/24	83.5	82.9	59.0

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Omnimax International Inc	(g)(h)	Capital Goods	L+725	1.0%	10/8/26		$44.7	$44.0	$44.0
Omnimax International Inc	(v)	Capital Goods	L+725	1.0%	10/8/26		7.7	7.7	7.7
One Call Care Management Inc	(g)(x)(y)	Health Care Equipment & Services	L+525	1.0%	11/27/22		4.9	4.3	4.7
P2 Energy Solutions Inc.	(g)	Software & Services	L+675	1.0%	1/31/25		2.3	2.3	2.2
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25		4.7	4.7	4.5
P2 Energy Solutions Inc.	(g)(h)(i)	Software & Services	L+675	1.0%	2/2/26		116.5	115.2	111.0
Petroplex Acidizing Inc	(g)(n)(w)(y)	Energy	L+900 PIK (L+900 Max PIK)	1.0%	12/30/21		24.6	22.2	4.5
Polyconcept North America Inc	(g)(x)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		21.5	21.2	20.4
Premium Credit Ltd	(g)(l)	Diversified Financials	L+650	0.0%	1/16/26		£40.0	51.2	53.9
Project Marron	(g)(l)	Consumer Services	B+575	0.0%	7/3/25	A$	1.5	1.0	1.0
PSKW LLC	(g)	Health Care Equipment & Services	L+625	1.0%	3/9/26		$137.3	135.7	137.6
Qdoba Restaurant Corp	(g)(h)(x)	Consumer Services	L+700	1.0%	3/21/25		11.1	10.9	10.4
Reliant Rehab Hospital Cincinnati LLC	(g)(h)(i)	Health Care Equipment & Services	L+675	0.0%	9/2/24		64.8	64.5	62.4
Revere Superior Holdings Inc	(g)(h)	Software & Services	L+575	1.0%	9/30/26		12.9	12.9	13.0
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26		1.0	1.0	1.0
Roadrunner Intermediate Acquisition Co LLC	(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		10.7	10.7	10.7
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	9/30/26		3.2	3.1	3.2
RSC Insurance Brokerage Inc	(g)(h)(i)	Insurance	L+550	1.0%	10/30/26		98.4	97.8	98.3
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	10/30/26		6.3	6.3	6.3
Safe-Guard Products International LLC	(g)(i)	Diversified Financials	L+575	0.0%	1/27/27		40.0	39.6	39.9
Savers Inc	(g)(h)	Retailing	L+800, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		44.9	44.6	44.4
Savers Inc	(g)(l)	Retailing	C+850, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	62.4	46.1	49.2
Sequa Corp	(h)(x)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		$11.4	10.8	11.4
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.7	13.7	9.2
Sequel Youth & Family Services LLC	(g)(h)	Health Care Equipment & Services	L+800	1.0%	9/1/23		80.0	80.0	53.7
Sequential Brands Group Inc.	(g)(h)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		59.0	57.8	50.9
Sorenson Communications LLC	(h)(x)	Telecommunication Services	L+650	0.0%	4/29/24		10.1	9.9	10.1
Sound United LLC	(g)(h)(z)	Consumer Durables & Apparel	L+700	1.0%	12/31/23		15.0	15.0	14.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		0.6	0.7	0.7
Sungard Availability Services Capital Inc	(v)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		0.3	0.4	0.4
Sweeping Corp of America Inc	(g)	Commercial & Professional Services	L+575	1.0%	11/30/26		10.7	10.6	10.6
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.4	3.4	3.4
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.7	1.7	1.7
Sweet Harvest Foods Management Co	(g)(i)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		24.4	24.3	24.4
Sweet Harvest Foods Management Co	(v)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		0.8	0.8	0.8
Tangoe LLC	(g)(h)(i)	Software & Services	L+650	1.0%	11/28/25		89.2	88.5	82.5
ThermaSys Corp	(g)(y)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		7.5	7.9	3.9
ThreeSixty Group	(g)(h)(i)	Retailing	L+375, 3.8% PIK (3.8% Max PIK)	1.5%	3/1/23		51.6	51.3	46.6
ThreeSixty Group	(g)(h)(i)	Retailing	L+375, 3.8% PIK (3.8% Max PIK)	1.5%	3/1/23		51.3	50.9	46.3
Torrid Inc	(g)(h)	Retailing	L+675	1.0%	12/16/24		26.3	26.0	26.3
Trace3 Inc	(g)(h)	Software & Services	L+675	1.0%	8/3/24		89.0	89.0	89.0
Transaction Services Group Ltd	(g)(l)	Software & Services	B+600	0.0%	10/15/26	A$	7.6	5.0	5.5

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Transaction Services Group Ltd	(g)(h)(l)	Software & Services	L+600	0.0%	10/15/26	$15.9	$15.9	$14.8
Transaction Services Group Ltd	(g)(l)	Software & Services	L+600	0.0%	10/15/26	£6.1	7.8	7.8
Truck-Lite Co LLC	(g)	Capital Goods	L+625	1.0%	12/13/24	$9.3	9.2	9.0
Truck-Lite Co LLC	(v)	Capital Goods	L+625	1.0%	12/13/24	2.5	2.5	2.5
Truck-Lite Co LLC	(g)(h)(i)	Capital Goods	L+625	1.0%	12/13/26	125.4	124.1	121.8
Utility One Source LP	(h)(x)	Capital Goods	L+425	0.0%	4/18/25	0.0	0.0	0.0
Virgin Pulse Inc	(g)(h)(i)	Software & Services	L+650	1.0%	5/22/25	115.6	114.9	115.6
Warren Resources Inc	(g)(h)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21	0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	10/15/21	4.3	4.3	4.3
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	7/15/22	4.6	4.6	4.6
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	16.9	16.9	17.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	7.0	7.0	7.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	14.9	14.9	15.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	11.7	11.6	11.8
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	15.8	15.8	15.8

Total Senior Secured Loans—First Lien							3,750.9	3,603.5
Unfunded Loan Commitments							(154.0)	(154.0)

Net Senior Secured Loans—First Lien							3,596.9	3,449.5

Senior Secured Loans—Second Lien—28.4%
Abaco Systems, Inc	(g)	Capital Goods	L+1,050	1.0%	6/7/22	63.4	63.0	63.4
Amtek Global Technology Pte Ltd	(g)(j)(l)(n)(w)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24	€44.9	51.3	0.1
athenahealth Inc	(g)	Health Care Equipment & Services	L+850	0.0%	2/11/27	$112.9	112.0	114.0
Belk Inc	(g)(n)(w)	Retailing	10.5%		6/12/23	19.5	14.0	2.7
Belk Inc	(g)(n)(w)	Retailing	10.5%		10/29/25	99.6	90.5	13.9
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	18.0	18.0	17.9
Culligan International Co	(g)(h)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.4	85.0
Datatel Inc	(g)	Software & Services	L+800	1.0%	10/9/28	53.7	53.0	53.0
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.8	9.2
MedAssets Inc	(g)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	62.2	62.6
NBG Home	(g)(n)(w)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	27.6	24.7	17.0
NEP Broadcasting LLC	(g)(x)	Media & Entertainment	L+700	0.0%	10/19/26	1.0	1.0	0.9
OEConnection LLC	(g)	Software & Services	L+825	0.0%	9/25/27	34.1	33.7	33.8
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750	0.0%	10/26/26	1.9	1.9	1.7
Peak 10 Holding Corp	(g)(n)(w)(x)	Telecommunication Services	L+725	0.0%	8/1/25	0.2	0.2	0.1
Petrochoice Holdings Inc	(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.1	54.9
Polyconcept North America Inc	(g)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	8.7	8.6	7.5
Pretium Packaging LLC	(g)	Household & Personal Products	L+825	0.8%	11/6/28	18.6	18.3	18.3
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.4	76.0
Rise Baking Company	(g)(h)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.9	29.1
Sequa Corp	(h)(x)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	3.6	3.5	3.1

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications LLC	(f)(h)	Telecommunication Services	L+1,150 PIK (L+1,150 Max PIK)		4/30/25	$18.4	$18.0	$18.4
Sound United LLC	(g)(z)	Consumer Durables & Apparel	13.5% PIK (13.5% Max PIK)		6/30/24	21.8	20.9	20.9
Sparta Systems Inc	(g)	Software & Services	L+825	1.0%	8/21/25	35.1	34.7	34.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+400, 2.8% PIK (2.8 % Max PIK)	1.0%	8/1/24	1.9	1.9	1.9
Vestcom International Inc	(g)(h)	Consumer Services	L+825	1.0%	12/19/24	70.5	70.1	70.5
WireCo WorldGroup Inc	(h)(x)	Capital Goods	L+900	1.0%	9/30/24	3.4	3.4	2.8
Wittur Holding GmbH	(g)(l)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€56.7	60.6	66.3

Total Senior Secured Loans—Second Lien							1,035.1	879.9

Other Senior Secured Debt—2.8%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$38.3	23.6	—
Angelica Corp	(n)(t)(w)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	48.4	42.3	23.9
Black Swan Energy Ltd	(g)(l)	Energy	9.0%		1/20/24	6.0	6.0	5.9
JW Aluminum Co	(g)(x)(y)	Materials	10.3%		6/1/26	39.3	39.4	41.8
Lycra	(g)(l)(x)	Consumer Durables & Apparel	7.5%		5/1/25	5.4	5.4	4.8
TruckPro LLC	(g)(x)	Capital Goods	11.0%		10/15/24	2.8	2.6	3.0
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	6.2

Total Other Senior Secured Debt							126.8	85.6

Subordinated Debt—5.5%
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.0	0.0	0.0
Ardonagh Group Ltd	(g)(l)(x)	Insurance	11.5%		1/15/27	0.8	0.8	0.8
athenahealth Inc	(g)	Health Care Equipment & Services	L+1,113 PIK (L+1,113 Max PIK)		2/11/27	71.2	71.2	71.5
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5		9/15/25	19.0	18.8	17.8
Cornerstone (Ply Gem Holdings Inc)	(g)(x)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2
Craftworks Rest & Breweries Group Inc	(g)(n)(w)	Consumer Services	14.0% PIK (14.0% Max PIK)		11/1/24	7.3	7.2	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				€110.5	—	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				24.8	26.9	30.3
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	118.2	99.4	32.4
Legends Hospitality LLC	(g)	Consumer Services	L+1,000 PIK (L+1,000 Max PIK)	1.0%	5/6/26	$18.2	17.9	17.9

Total Subordinated Debt							242.4	170.9

Unfunded Debt Commitments							—	—

Net Subordinated Debt							242.4	170.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—30.8%
801 5th Ave, Seattle, Private Equity	(g)(l)(n)(z)	Real Estate				4,529,676	$4.5	$10.3
801 5th Ave, Seattle, Structure Mezzanine	(g)(l)(z)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$29.4	29.4	29.4
Abacus JV, Private Equity	(g)(l)	Insurance				29,115,242	29.1	31.0

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Accelerator Investments Aggregator LP, Private Equity	(g)(l)(n)	Diversified Financials				4,285,347	$5.0	$3.8
Altavair AirFinance, Private Equity	(g)(l)	Capital Goods				46,599,209	46.6	46.6
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	3.8	—
Australis Maritime, Common Stock	(g)(l)	Transportation				19,792,141	19.8	19.6
Avida Holding AB, Common Stock	(g)(l)(n)(z)	Diversified Financials				328,271,754	35.5	38.3
Bank of Ireland, Class B Credit Linked Floating Rate Note	(j)(l)	Banks	L+1,185		12/4/27	14.7	14.7	14.5
Byrider Finance LLC, Structured Mezzanine	(g)	Automobiles & Components	L+1,050	0.3%	6/3/28	2.1	2.1	2.1
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	5.5	5.5	5.5
Byrider Finance LLC, Sub Note	(g)(l)	Automobiles & Components	8.7%		2/17/25	2.1	2.0	2.2
Callodine Commercial Finance LLC, 2L Term Loan A	(g)	Diversified Financials	L+900	1.0%	11/3/25	37.5	37.5	37.5
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	12.1	12.1	12.1
Capital Automotive LP, Private Equity	(g)(l)(n)	Real Estate				10,001,344	10.0	10.0
Capital Automotive LP, Structured Mezzanine	(g)(l)	Real Estate	11.0% PIK (11.0% Max PIK)		12/22/28	20.0	20.0	20.0
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				69,429,554	69.4	—
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	1.3	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	8.5	7.5	7.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	1.7	1.5	1.5
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	1.6	1.5	1.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	99.2	87.9	87.5
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	22.1	19.6	19.5
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	2.3	2.0	2.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	17.6	15.6	15.5
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	8.5	7.5	7.5
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	1.9	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	21.2	18.8	18.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	20.9	18.5	18.4
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				5,092,915	5.1	5.7
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				1,836,896	1.8	1.9
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				16,886,437	16.9	21.5
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				585,960	0.6	0.0
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	38.5	38.5	38.5
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	9.7	9.7	9.7
Kilter Finance, Preferred Stock	(g)(l)(z)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			228,173	0.2	0.2
Kilter Finance, Private Equity	(g)(l)(n)(z)	Insurance				247,441	0.2	0.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	16.0%		5/31/23	N/A	39.1	38.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(g)(l)	Capital Goods				18,232,157	18.2	20.2

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	8.0%		6/22/22	€7.4	$8.4	$9.0
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	12.0%		6/22/22	$4.7	5.3	5.7
Opendoor Labs Inc, 2L Term Loan	(g)(l)	Real Estate	10.0		1/23/26	$23.6	23.6	23.6
Opendoor Labs Inc, 2L Term Loan	(l)(v)	Real Estate	10.0		1/23/26	$47.1	47.1	47.1
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				62,976	62.0	24.6
Prime ST LLC, Private Equity	(g)(l)(n)(z)	Real Estate				3,058,733	3.1	3.9
Prime ST LLC, Structured Mezzanine	(g)(l)(z)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$22.8	22.8	22.8
Rampart CLO 2007 1A Class Subord.	(g)(l)(n)	Diversified Financials			10/25/21	$10.0	—	—
Sofi Lending Corp, Purchase Facility	(g)(l)	Diversified Financials				32,231,687	32.2	32.6
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials				12,500,000	12.5	12.1
Toorak Capital Funding LLC, Membership Interest	(g)(l)(z)	Real Estate				N/A	5.5	6.6
Toorak Capital Partners LLC, Private Equity	(g)(z)	Real Estate				N/A	195.8	235.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)(n)	Diversified Financials			1/15/26	$42.5	17.5	—

Total Asset Based Finance							1,099.5	1,025.8
Unfunded Asset Based Finance Commitments							(74.4)	(74.4)

Net Asset Based Finance							1,025.1	951.4

Strategic Credit Opportunities, LLC—23.0%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$810.3	810.3	712.5

Total Strategic Credit Opportunities Partners							810.3	712.5

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.1%(m)
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				587,637	$16.5	$—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	9,262	0.1	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				7,350,267	7.3	12.4
All Systems Holding LLC, Common Stock	(g)(n)	Commercial & Professional Services				586,763	0.6	0.9
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(j)(l)(n)(z)	Automobiles & Components				4,097	—	—
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(n)(z)	Automobiles & Components				1,190,759	1.0	—
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ardonagh Ltd, Ordinary Shares	(g)(l)(n)	Insurance				16,450	—	—
Ardonagh Ltd, Ordinary Shares	(g)(l)(n)	Insurance				116,814	0.2	0.2
Ardonagh Ltd, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.7
Arena Energy LP, Warrants	(g)(n)	Energy				9,740,932	0.0	0.0

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	$9.7	$2.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(o)	Energy				86,607,143	19.4	19.3
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,149,421	23.4	42.7
ASG Technologies, Warrant	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	3.5
Aspect Software Inc, Common Stock	(g)(n)	Software & Services				161,261	0.3	0.3
Aspect Software Inc, Warrant	(g)(n)	Software & Services			1/15/24	161,008	—	0.2
AVF Parent LLC, Trade Claim	(g)(n)	Retailing				56,969	—	—
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	—
Borden (New Dairy Opco), Common Stock	(n)(t)(y)	Food, Beverage & Tobacco				4,466,800	3.9	3.2
Cengage Learning, Inc, Common Stock	(g)(n)	Media & Entertainment				227,802	7.5	3.3
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CTI Foods Holding Co LLC, Common Stock	(g)(n)	Food, Beverage & Tobacco				5,836	0.7	0.0
Directed LLC, Warrant	(g)(n)	Consumer Durables & Apparel			12/31/25	649,538	—	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	3.3
Fronton BV, Common Stock	(n)(p)(y)	Consumer Services				14,943	—	1.2
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	—	1.9
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	0.0	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				81,625	83.6	130.5
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	2.1
Imagine Communications Corp, Common Stock	(g)(n)	Media & Entertainment				33,034	3.8	2.9
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	8,404	107.3	93.7
Maverick Natural Resources, Common Stock	(n)	Energy				160,101	44.0	48.6
MB Precision Holdings LLC, Class A—2 Units	(n)(p)	Capital Goods				1,426,110	0.5	—
Miami Beach Medical Group LLC, Common Stock	(g)(n)	Health Care Equipment & Services				269,107	0.3	0.3
Micronics Filtration Holdings Inc, Common Stock	(g)(n)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				55	0.6	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				23	$0.2	$—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(g)(y)	Capital Goods	3.0% PIK (3.0% Max PIK)		3/31/24	112,780	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(g)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/31/24	54,000	—	—
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(g)(n)(y)	Health Care Equipment & Services				4,370,566,806	3.0	2.4
One Call Care Management Inc, Preferred Stock A	(g)(n)(y)	Health Care Equipment & Services				466,194	32.3	25.5
One Call Care Management Inc, Preferred Stock B	(g)(y)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	9,615,247	9.8	10.6
Petroplex Acidizing Inc, Preferred Stock A	(g)(y)	Energy	2.0% PIK (2.0% Max PIK)			24,642,082	4.5	—
Petroplex Acidizing Inc, Warrant	(g)(n)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(g)(n)	Household & Personal Products				29,376	2.9	2.1
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	9.0
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Common Stock	(g)(n)	Health Care Equipment & Services				32,622	0.3	0.3
Quorum Health Corp, Trade Claim	(g)(n)	Health Care Equipment & Services				3,334,000	0.3	0.3
Quorum Health Corp, Trust Initial Funding Units	(g)(n)	Health Care Equipment & Services				57,595	0.1	0.1
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.3
Sequential Brands Group Inc., Common Stock	(g)(x)	Consumer Durables & Apparel				5,167	2.8	0.1
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	42.3
Sound United LLC, Class A Units	(g)(n)(z)	Consumer Durables & Apparel				649,538	1.1	—
Sound United LLC, Common Stock	(g)(n)(z)	Consumer Durables & Apparel				12,857,143	17.3	29.3
Sound United LLC, Series I Units	(g)(n)(z)	Consumer Durables & Apparel				308,948	0.5	—
Sound United LLC, Series II Units	(n)(p)(z)	Consumer Durables & Apparel				316,770	0.5	—
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	4.9
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(f)(g)(n)	Software & Services				44,857	3.1	1.5
Sweet Harvest Foods Management Co, Warrant	(g)(i)(n)	Food & Staples Retailing			6/30/30	2,883,007	—	1.1
ThermaSys Corp, Common Stock	(f)(g)(n)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.7	—
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	1.4
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.1
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.2
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	3.4
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							616.1	530.0
TOTAL INVESTMENTS—219.0%							$7,452.7	6,779.8

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
LIABILITIES IN EXCESS OF OTHER ASSETS—(119.0%)								$(3,683.8)

NET ASSETS—100%								$3,096.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2020	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0 Sold	$2.1	$2.3	$(0.2)
EUR	5/6/2022	JP Morgan Chase Bank		€6.1 Sold	7.5	7.5	—
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.6	0.1
EUR	8/8/2025	JP Morgan Chase Bank		€4.8 Sold	5.7	6.1	(0.4)
GBP	10/13/2021	JP Morgan Chase Bank		£0.6 Sold	0.9	0.8	0.1
GBP	10/13/2021	JP Morgan Chase Bank		£0.6 Bought	(0.8)	(0.8)	—
GBP	1/11/2023	JP Morgan Chase Bank		£2.0 Bought	(2.7)	(2.7)	—
GBP	1/11/2023	JP Morgan Chase Bank		£7.0 Sold	9.4	9.6	(0.2)
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.7	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.7	0.1
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.9	—
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.6	(0.4)
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	14.8	(1.5)

Total					$54.5	$56.5	$(2.0)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.24%, the Euro Interbank Offered Rate, or EURIBOR, was (0.55)%, Canadian Dollar Offer Rate, or CDOR, was 0.48% and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(e)	Not used.

(f)	Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with ING Capital LLC (see Note 9).

(g)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

(h)	Security or portion thereof held within FS KKR MM CLO 1 LLC (see Note 9).

(i)

Security or portion thereof was held within CCT Tokyo Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation (see Note 9).

(j)	Security or portion thereof was held within CCT Dublin Funding Limited

(k)	Not used.

(l)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2020, 73.4% of the Company’s total assets represented qualifying assets.

(m)	Listed investments may be treated as debt for GAAP or tax purposes.

(n)	Security is non-income producing.

(o)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(q)	Security held within IC Arches Investments LLC, a wholly-owned subsidiary of the Company.

(r)	Not used.

(s)	Not used.

(t)	Security held within CCT Holdings II, LLC, a wholly-owned subsidiary of the Company.

(u)	Not used.

(v)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(w)	Asset is on non-accrual status.

(x)	Security is classified as Level 1 or 2 in the Company’s fair value hierarchy (see Note 8).

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

(y)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
AltEn, LLC	$1.5	$—	$—	$(2.7)	$1.2	$—	$—	$—	—	—
Borden (New Dairy Opco)	—	7.6	—	—	—	7.6	0.1	—	—	—
Borden (New Dairy Opco)	—	16.8	—	—	—	16.8	0.6	—	—	—
Borden Dairy Co(4)	—	70.7	(11.6)	(35.0)	(24.1)	—	—	—	—	—
HM Dunn Co Inc	0.4	—	—	—	(0.1)	0.3	—	—	—	—
HM Dunn Co Inc	0.1	0.2	—	—	(0.1)	0.2	—	—	—	—
MB Precision Holdings LLC	4.6	0.2	(3.9)	(0.8)	(0.1)	—	0.3	—	—	—
Micronics Filtration Holdings Inc(4)	—	61.6	—	(16.6)	(9.5)	35.5	—	—	—	—
One Call Care Management Inc	4.6	0.1	—	—	—	4.7	0.5	—	—	—
Petroplex Acidizing Inc	22.2	—	—	—	(17.7)	4.5	—	—	—	—
Safariland LLC	2.6	—	(2.5)	(0.3)	0.2	—	—	—	—	—
Safariland LLC	116.2	8.8	(117.4)	(14.7)	7.1	—	1.3	—	—	—
ThermaSys Corp	6.4	0.8	—	—	(3.3)	3.9	0.2	0.6	—	—
Z Gallerie LLC	—	0.9	(1.5)	0.6	—	—	—	—	—	—
Senior Secured Loans—Second Lien
Z Gallerie LLC	2.8	—	(2.0)	(0.9)	0.1	—	0.1	—	0.1	—
Other Senior Secured Debt
JW Aluminum Co	38.3	2.9	—	—	0.6	41.8	3.9	—	—	—
Mood Media Corp	36.4	3.6	—	(40.5)	0.5	—	0.4	—	—	—
Z Gallerie LLC	—	—	—	—	—	—	—	—	—	—
Z Gallerie LLC	1.4	—	—	(1.5)	0.1	—	—	—	0.1	—
Asset Based Finance
Home Partners JV, Common Stock	13.2	4.4	—	—	3.9	21.5	—	—	—	—
Home Partners JV, Private Equity	—	—	—	—	—	—	—	—	—	—
Home Partners JV, Structured Mezzanine	25.0	14.0	(0.5)	—	—	38.5	—	3.3	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	22.7	—	—	—	1.9	24.6	—	—	—	—
Equity/Other
AltEn, LLC, Membership Units	—	—	—	(3.0)	3.0	—	—	—	—	—
ASG Technologies, Common Stock	56.5	—	—	—	(13.8)	42.7	—	—	—	—
ASG Technologies, Warrants	6.3	—	—	—	(2.8)	3.5	—	—	—	—
Borden (New Dairy Opco), Common Stock	—	3.9	—	—	(0.7)	3.2	—		—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.4	—	—	—	(0.2)	1.2	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
HM Dunn Co Inc, Preferred Stock, Series B	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Home Partners of America Inc, Common Stock	134.1	—	—	—	(3.6)	130.5	—	—	—	—
Home Partners of America Inc, Warrant	2.0	—	—	—	0.1	2.1	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	127.2	16.9	—	—	(50.4)	93.7	2.4	14.6	—	—
MB Precision Holdings LLC, Class A—2 Units	—	—	(0.5)	—	0.5	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	—	—	(1.9)	0.7	—	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock(4)	—	0.6	—	—	(0.6)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A(4)	—	0.6	—	—	(0.6)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B(4)	—	0.2	—	—	(0.2)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK(4)	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK(4)	—	—	—	—	—	—	—	—	—	—
Mood Media Corp, Common Stock	0.9	—	—	(11.8)	10.9	—	—	—	—	—
Mood Media LLC, Class A Warrants	—	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class B Warrants	—	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class C Warrants	—	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock	3.0	—	—	—	(0.6)	2.4	—	—	—	—
One Call Care Management Inc, Preferred Stock A	32.3	—	—	—	(6.8)	25.5	—	—	—	—
One Call Care Management Inc, Preferred Stock B	9.8	—	—	—	0.8	10.6	—	0.9	—	—
Petroplex Acidizing Inc, Preferred Stock A	4.2	0.3	—	—	(4.5)	—	—	—	—	0.4
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	14.4	—	—	—	(5.4)	9.0	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
Safariland LLC, Common Equity	6.4	—	(1.0)	(2.0)	(3.4)	—	—	—	—	—
ThermaSys Corp, Common Stock	6.9	—	—	—	(6.9)	—	—	—	—	—
ThermaSys Corp, Preferred Stock	1.5	—	—	—	(1.5)	—	—	—	—	—
Z Gallerie LLC, Common Stock	0.7	—	—	(0.7)	—	—	—	—	—	—

Total	$716.7	$215.1	$(140.9)	$(131.8)	$(125.3)	$533.8	$9.8	$19.4	$0.2	$0.4

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

(3)	Interest, PIK, fee and dividend income presented for the full year ended December 31, 2020.

(4)

The Company held this investment as of December 31, 2019 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2019. Transfers in or out have been presented at amortized cost.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

(z)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2020, the Company disposed of investments in one portfolio of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2020:

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$13.1	$—	$(1.5)	$—	$0.4	$12.0	$—	$—	$—	$—
Amtek Global Technology Pte Ltd	55.3	5.8	—	—	(1.4)	59.7	3.0	—	—	—
Sound United LLC	—	27.4	(12.5)	—	—	14.9	0.3	—	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	36.3	6.5	(0.1)	—	(42.6)	0.1	—	—	—	—
Sound United LLC	—	22.8	(1.9)	—	—	20.9	—	0.7	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	—	—	—	—	—	—	—	—
Subordinated Debt
Hilding Anders	76.8	—	(26.9)	(3.0)	(14.5)	32.4	—	—	—	—
Hilding Anders	0.2	—	—	(0.5)	0.3	—	—	—	—	—
Hilding Anders	—	—	—	(0.9)	0.9	—	—	—	—	—
Hilding Anders	3.6	—	—	(12.9)	9.3	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	—	26.9	—	—	3.4	30.3	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	52.9	0.9	(24.4)	—	—	29.4	3.2	1.4	—	—
801 5th Ave, Seattle, Private Equity	8.8	—	(6.3)	2.0	5.8	10.3	—	—	—	—
Avida Holding AB, Common Stock	—	35.5	—	—	2.8	38.3	—	—	—	—
Kilter Finance, Preferred Stock	—	0.2	—	—	—	0.2	—	—	—	—
Kilter Finance, Private Equity	—	0.2	—	—	—	0.2	—	—	—	—
Prime ST LLC, Private Equity	—	5.7	(0.3)	(2.3)	0.8	3.9	—	—	—	—
Prime ST LLC, Structured Mezzanine	—	41.4	(18.6)	—	—	22.8	0.6	1.7	—	—
Toorak Capital Funding LLC, Membership Interest	5.3	3.8	(2.5)	—	—	6.6	—	—	—	—
Toorak Capital Partners LLC, Private Equity	240.5	11.5	(4.4)	—	(11.7)	235.9	—	—	—	9.6
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	479.0	319.4	—	—	(85.9)	712.5	—	—	—	70.4
Equity/Other
Advanced Lighting Technologies Inc, Common Stock(4)	—	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant(4)	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	5.2	—	—	—	(5.2)	—	—	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	0.6	—	—	—	(0.6)	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
Hilding Anders, ARLE PIK Interest	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Hilding Anders, Class B Common Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	1.3	—	—	—	(1.3)	—	—	—	—	—
KKR BPT Holdings Aggregator LLC, Membership Interest	—	—	(0.4)	(17.2)	17.6	—	—	—	—	—
Sound United LLC, Class A Units	—	1.1	—	—	(1.1)	—	—	—	—	—
Sound United LLC, Common Stock	—	17.3	—	—	12.0	29.3	—	—	—	—
Sound United LLC, Series I Units	—	0.5	—	—	(0.5)	—	—	—	—	—
Sound United LLC, Series II Units	—	0.5	—	—	(0.5)	—	—	—	—	—

Total	$978.9	$527.4	$(99.8)	$(34.8)	$(112.0)	$1,259.7	$7.1	$3.8	$—	$80.0

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

(3)	Interest, PIK and dividend income presented for the full year ended December 31, 2020.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—96.3%
5 Arch Income Fund 2, LLC	(l)(q)	Diversified Financials	10.5%		11/18/23	$32.1	$32.1	$31.0
5 Arch Income Fund 2, LLC	(l)(q)(v)	Diversified Financials	10.5%		11/18/23	45.5	45.5	44.0
A10 Capital LLC	(g)(h)	Diversified Financials	L+650	1.0%	5/1/23	30.3	30.0	29.9
A10 Capital LLC	(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.0	13.9
Abaco Systems, Inc	(e)(g)(h)(i)	Capital Goods	L+600	1.0%	12/7/21	61.2	60.1	61.2
ABB CONCISE Optical Group LLC	(g)(h)(x)	Retailing	L+500	1.0%	6/15/23	12.9	13.0	12.3
Accuride Corp	(g)(h)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	17.9	17.7	14.3
Advanced Lighting Technologies Inc	(g)(z)	Materials	L+750	1.0%	10/4/22	20.0	17.9	13.1
Advantage Sales & Marketing Inc	(g)(h)(x)	Commercial & Professional Services	L+325	1.0%	7/23/21	12.3	11.9	11.9
Alion Science & Technology Corp	(h)(x)	Capital Goods	L+450	1.0%	8/19/21	2.7	2.7	2.7
All Systems Holding LLC	(e)(f)(g)(h)	Commercial & Professional Services	L+625	1.0%	10/31/23	86.4	86.4	87.3
All Systems Holding LLC	(g)	Commercial & Professional Services	L+625	1.0%	10/31/23	10.6	10.6	10.7
All Systems Holding LLC	(v)	Commercial & Professional Services	L+625	1.0%	10/31/23	24.8	24.8	25.0
AltEn, LLC	(g)(n)(w)(y)	Energy	L+400 PIK (L+400 Max PIK)	0.0%	9/12/21	35.8	2.7	1.5
AM General LLC	(e)(g)(h)(i)	Capital Goods	L+725	1.0%	12/28/21	147.6	147.1	148.9
American Tire Distributors Inc	(g)(k)(x)	Automobiles & Components	L+750	1.0%	9/2/24	23.2	21.9	20.8
Ammeraal Beltech Holding BV	(g)(l)(x)	Capital Goods	E+375	0.0%	7/30/25	€2.0	2.3	2.2
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	49.2	60.5	55.3
Apex Group Limited	(l)(v)	Diversified Financials	L+700	1.3%	6/15/23	$1.9	1.8	1.9
Apex Group Limited	(g)(h)(l)	Diversified Financials	L+700	1.3%	6/15/25	18.7	18.4	18.8
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.5%	6/15/25	£31.6	40.2	42.1
Aspect Software Inc	(v)	Software & Services	L+500	1.0%	7/15/23	$0.7	0.7	0.7
Aspect Software Inc	(g)	Software & Services	L+500	1.0%	1/15/24	3.0	2.7	2.7
athenahealth Inc	(g)(x)	Health Care Equipment & Services	L+450	0.0%	2/11/26	24.8	25.0	25.0
AVF Parent LLC	(g)(n)(w)	Retailing	L+925 PIK (L+925 Max PIK)	1.3%	3/1/24	56.0	54.3	17.6
Bellatrix Exploration Ltd	(g)(l)	Energy	10.0%		3/31/20	0.7	0.7	0.7
Bellatrix Exploration Ltd	(l)(v)	Energy	10.0%		3/31/20	0.3	0.3	0.3
Berner Food & Beverage LLC	(g)(i)	Food & Staples Retailing	L+875	1.0%	2/2/23	75.8	75.4	76.4
Borden Dairy Co	(g)(n)(w)	Food, Beverage & Tobacco	L+750	1.0%	7/6/23	70.0	67.5	36.2
Brand Energy & Infrastructure Services Inc	(g)(h)(x)	Capital Goods	L+425	1.0%	6/21/24	7.5	7.3	7.5
Camping World Good Sam	(g)(k)(x)	Consumer Durables & Apparel	L+275	0.8%	11/8/23	1.0	0.9	0.9
CEPSA Holdco (Matador Bidco)	(g)(l)(x)	Energy	L+475	0.0%	10/15/26	2.0	2.0	2.0
CHS/Community Health Systems, Inc.	(g)(l)(x)	Health Care Equipment & Services	8.0%		3/15/26	2.6	2.6	2.7
Commercial Barge Line Co	(g)(x)	Transportation	L+875	1.0%	11/12/20	4.4	4.2	2.3
Compassus LLC	(g)(k)(x)	Health Care Equipment & Services	L+500	1.0%	12/31/26	3.5	3.4	3.4
CSafe Global	(g)	Capital Goods	L+650	1.0%	11/1/21	3.8	3.8	3.8
CSafe Global	(v)	Capital Goods	L+650	1.0%	11/1/21	2.1	2.1	2.0
CSafe Global	(g)(h)	Capital Goods	L+650	1.0%	10/31/23	55.5	55.5	55.1
CSafe Global	(v)	Capital Goods	L+650	1.0%	10/31/23	11.7	11.7	11.7
CSM Bakery Products	(g)(h)(x)	Food, Beverage & Tobacco	L+400	1.0%	7/3/20	2.4	2.4	2.4
CTI Foods Holding Co LLC	(g)	Food, Beverage & Tobacco	L+700	1.0%	5/3/24	3.0	3.0	2.9
Distribution International Inc	(g)(h)(x)	Retailing	L+575	1.0%	12/15/23	27.9	24.8	26.9
Eagle Family Foods Inc	(g)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	1.3	1.3	1.2
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	5.9	5.8	5.7
Eagle Family Foods Inc	(g)(h)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	46.9	46.5	45.5

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Electronics For Imaging Inc	(g)(x)	Technology Hardware & Equipment	L+500	0.0%	7/23/26	$24.7	$23.5	$23.1
Empire Today LLC	(e)(g)(h)	Retailing	L+650	1.0%	11/17/22	79.5	79.5	79.4
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575	1.0%	9/30/24	1.0	1.0	1.0
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575	1.0%	9/30/24	4.1	4.1	4.0
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575	1.0%	9/30/25	30.3	30.0	30.0
Frontline Technologies Group LLC	(g)(h)(i)	Software & Services	L+575	1.0%	9/18/23	95.1	94.4	95.4
Greystone & Co Inc	(e)(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	37.2	36.9	37.8
Greystone Equity Member Corp	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	58.6	58.6	57.1
Greystone Equity Member Corp	(l)(v)	Diversified Financials	L+725	3.8%	4/1/26	2.2	2.2	2.1
Heniff Transportation Systems LLC	(g)	Transportation	L+575	1.0%	12/3/24	0.7	0.7	0.7
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	7.6	7.6	7.6
Heniff Transportation Systems LLC	(i)	Transportation	L+575	1.0%	12/3/26	26.0	25.7	25.7
Heniff Transportation Systems LLC	(g)	Transportation	L+575	1.0%	12/3/26	38.9	38.9	38.9
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	6/30/21	0.8	0.6	0.4
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		6/30/21	0.1	0.1	0.1
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	33.5	33.3	19.1
Hunt Mortgage	(e)(g)(h)	Diversified Financials	L+600	1.0%	2/14/23	79.2	78.6	80.7
Icynene Group Ltd	(e)(g)(h)	Materials	L+700	1.0%	11/30/24	29.4	29.4	29.7
ID Verde	(l)(v)	Commercial & Professional Services	L+700	0.0%	3/29/24	€30.0	32.9	33.7
ID Verde	(g)(l)	Commercial & Professional Services	L+725	0.0%	3/29/25	£4.2	5.0	5.6
Imagine Communications Corp	(g)(h)	Media & Entertainment	L+750	1.0%	4/29/20	$14.0	14.0	14.0
Imagine Communications Corp	(g)(l)	Media & Entertainment	L+750	1.0%	4/29/20	2.1	2.1	2.1
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	L+650	0.0%	6/30/26	€19.3	20.6	21.2
Industria Chimica Emiliana Srl	(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	6/30/26	11.6	12.7	12.7
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$26.6	26.6	28.9
J S Held LLC	(g)(h)	Insurance	L+600	1.0%	7/1/25	54.6	54.0	54.6
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	13.0	13.0	13.0
J S Held LLC	(g)	Insurance	L+600	1.0%	7/1/25	1.1	1.1	1.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	5.1	5.1	5.1
JHT Holdings Inc	(e)(h)(i)	Capital Goods	L+850	1.0%	5/4/22	18.9	18.8	19.5
Jo-Ann Stores Inc	(h)(x)	Retailing	L+500	1.0%	10/20/23	8.8	8.7	6.2
Jostens Inc	(g)(x)	Consumer Services	L+550	0.0%	12/19/25	7.8	7.8	7.8
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+650	1.0%	2/5/20	26.8	26.8	26.6
Kellermeyer Bergensons Services LLC	(g)(i)	Commercial & Professional Services	L+650	1.0%	11/7/26	116.7	115.5	115.5
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+650	1.0%	11/7/26	35.0	35.0	34.6
Kodiak BP LLC	(g)(h)	Capital Goods	L+725	1.0%	12/1/24	57.5	57.3	57.5
Kodiak BP LLC	(v)	Capital Goods	L+725	1.0%	12/1/24	28.1	28.0	28.1
Koosharem LLC	(g)(k)(x)	Commercial & Professional Services	L+450	1.0%	4/18/25	—	—	—
Laird PLC	(g)(l)(x)	Technology Hardware & Equipment	L+450	0.0%	7/9/25	1.9	1.8	1.9
Lexitas Inc	(i)	Commercial & Professional Services	L+575	1.0%	11/14/25	19.0	18.8	18.8
Lexitas Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/14/25	8.0	8.0	7.9
Lexitas Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/14/25	2.5	2.5	2.5
Lionbridge Technologies Inc	(g)(i)	Consumer Services	L+625	1.0%	12/27/25	99.4	98.9	98.9

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Savers Inc	(g)	Retailing	L+700, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	60.6	$44.7	$47.6
Sequa Corp	(g)(h)(k)(x)	Materials	L+500	1.0%	11/28/21		$24.2	24.1	24.2
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.8	13.8	13.9
Sequel Youth & Family Services LLC	(e)(g)(h)	Health Care Equipment & Services	L+800	0.0%	9/1/23		80.0	80.0	80.1
Sequential Brands Group Inc.	(g)(h)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		59.4	58.5	58.4
Smart Foodservice	(g)(x)	Food & Staples Retailing	L+475	0.0%	6/20/26		2.7	2.6	2.7
SMART Global Holdings Inc	(g)(h)(l)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/22		19.2	19.2	19.2
Sorenson Communications LLC	(g)(h)(x)	Telecommunication Services	L+650	0.0%	4/29/24		14.2	13.7	14.1
Staples Canada	(g)(l)	Retailing	L+700	1.0%	9/12/24	C$	9.8	7.6	7.7
Sungard Availability Services Capital Inc	(g)	Software & Services	L+750	1.0%	2/3/22		$0.5	0.5	0.5
Sungard Availability Services Capital Inc	(v)	Software & Services	L+750	1.0%	2/3/22		0.5	0.5	0.5
Sutherland Global Services Inc	(h)(l)(x)	Software & Services	L+538	1.0%	4/23/21		4.5	4.5	4.5
Sweet Harvest Foods Management Co	(g)(i)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	5/30/23		26.6	26.5	25.1
Syncsort Inc	(g)(x)	Software & Services	L+600	1.0%	8/16/24		4.8	4.4	4.6
Tangoe LLC	(e)(g)(h)	Software & Services	L+650	1.0%	11/28/25		89.7	88.9	89.8
Team Health Inc	(g)(h)(x)	Health Care Equipment & Services	L+275	1.0%	2/6/24		12.5	12.2	10.2
ThermaSys Corp	(g)(y)	Capital Goods	L+600	1.0%	12/28/23		6.7	7.1	6.4
ThreeSixty Group	(g)(h)(i)	Retailing	L+700	1.0%	3/1/23		50.2	49.8	45.5
ThreeSixty Group	(e)(g)(h)(i)	Retailing	L+700	1.0%	3/1/23		49.9	49.4	45.2
Torrid Inc	(g)(h)	Retailing	L+675	1.0%	12/14/24		31.7	31.4	31.9
Total Safety US Inc	(g)(x)	Capital Goods	L+600	1.0%	8/16/25		4.1	3.7	3.9
Trace3 Inc	(e)(g)(h)	Software & Services	L+675	1.0%	8/3/24		92.8	92.8	92.0
Transaction Services Group Ltd	(l)(v)	Consumer Services	L+600	0.0%	10/15/26		21.1	21.1	20.7
Transaction Services Group Ltd	(g)(l)	Consumer Services	L+600	0.0%	10/15/26		£6.1	7.8	8.0
Truck-Lite Co LLC	(v)	Automobiles & Components	L+625	1.0%	12/13/24		$11.8	11.7	11.7
Truck-Lite Co LLC	(g)(i)	Automobiles & Components	L+625	1.0%	12/13/26		110.3	109.2	109.2
Truck-Lite Co LLC	(v)	Automobiles & Components	L+625	1.0%	12/13/26		16.2	16.1	16.1
Utility One Source LP	(h)(x)	Capital Goods	L+550	1.0%	4/18/23		—	—	—
Vertiv Group Corp	(g)(h)(x)	Technology Hardware & Equipment	L+400	1.0%	11/30/23		15.6	15.0	15.6
Virgin Pulse Inc	(e)(g)(h)(i)	Software & Services	L+650	1.0%	5/22/25		136.9	136.0	137.0
Vivint Inc	(g)(h)(x)	Commercial & Professional Services	L+500	0.0%	4/1/24		23.6	23.4	23.6
Warren Resources Inc	(h)	Energy	L+1,000, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/20		0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	1/26/21		10.5	10.5	10.5
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	8/26/21		5.7	5.7	5.7
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24		19.5	19.5	19.5
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24		8.1	8.1	8.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24		30.2	30.1	30.2
Yak Access LLC	(g)(k)(x)	Capital Goods	L+500	0.0%	7/11/25		0.9	0.8	0.9
Zeta Interactive Holdings Corp	(e)(g)(h)	Software & Services	L+750	1.0%	7/29/22		15.8	15.8	15.8
Zeta Interactive Holdings Corp	(v)	Software & Services	L+750	1.0%	7/29/22		0.6	0.6	0.6

Total Senior Secured Loans—First Lien								4,288.2	4,143.6
Unfunded Loan Commitments								(419.5)	(419.5)

Net Senior Secured Loans—First Lien								3,868.7	3,724.1

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—30.9%
Abaco Systems, Inc	(e)(g)	Capital Goods	L+1,050	1.0%	6/7/22	$63.4	$62.7	$63.4
Access CIG LLC	(g)(x)	Software & Services	L+775	0.0%	2/27/26	0.6	0.6	0.6
Advantage Sales & Marketing Inc	(g)(x)	Commercial & Professional Services	L+650	1.0%	7/25/22	3.9	3.5	3.5
Agro Merchants Global LP	(g)	Transportation	L+800	1.0%	11/30/25	13.4	13.1	13.5
Albany Molecular Research Inc	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+700	1.0%	8/30/25	8.3	8.3	8.3
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	€32.8	40.3	32.2
Amtek Global Technology Pte Ltd	(g)(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	4.2	4.6	4.1
Arena Energy LP	(g)	Energy	L+900, 4.0% PIK (4.0% Max PIK)	1.0%	1/24/21	$9.0	9.0	8.7
athenahealth Inc	(g)	Health Care Equipment & Services	L+850		2/11/27	112.9	111.9	115.2
Belk Inc	(g)	Retailing	10.5%		6/12/23	19.5	15.5	15.5
Belk Inc	(g)	Retailing	10.5%		6/12/25	99.6	98.5	67.7
Bellatrix Exploration Ltd	(g)(l)	Energy	8.5%		9/11/23	1.9	1.9	1.9
Bellatrix Exploration Ltd	(g)(l)(n)(w)	Energy	8.5%		9/11/23	4.5	4.1	1.4
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.5% PIK (4.0% Max PIK)	1.3%	6/7/22	17.9	17.9	17.9
Chisholm Oil & Gas Operating LLC	(g)	Energy	L+550, 3.0% PIK (3.0% Max PIK)	1.3%	3/21/24	16.1	16.0	12.2
CommerceHub Inc	(g)(h)	Software & Services	L+775	0.0%	5/21/26	69.3	67.5	69.0
Culligan International Co	(g)(h)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.4	84.3
EaglePicher Technologies LLC	(g)(x)	Capital Goods	L+725	0.0%	3/8/26	3.0	3.0	2.9
Electronics For Imaging Inc	(g)(x)	Technology Hardware & Equipment	L+900	0.0%	7/23/27	6.2	5.9	5.9
Emerald Performance Materials LLC	(g)(x)	Materials	L+775	1.0%	8/1/22	3.0	3.0	2.9
Excelitas Technologies Corp	(g)(x)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	8.4	8.6	8.2
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.8	9.9
Invictus	(g)(x)	Materials	L+675	0.0%	3/30/26	0.6	0.6	0.5
LBM Borrower LLC	(g)(x)	Capital Goods	L+925	1.0%	8/20/23	21.3	21.2	21.0
MedAssets Inc	(e)(g)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	61.9	53.1
Misys Ltd	(g)(l)(x)	Software & Services	L+725	1.0%	6/13/25	6.2	6.2	6.1
NBG Home	(g)	Consumer Durables & Apparel	L+975	1.0%	9/30/24	34.2	33.8	20.5
NEP Broadcasting LLC	(g)(x)	Media & Entertainment	L+700	0.0%	10/19/26	1.0	1.0	0.9
OEConnection LLC	(g)	Software & Services	L+825	0.0%	9/25/27	34.1	33.7	33.8
Ontic Engineering & Manufacturing Inc	(g)	Capital Goods	L+850	0.0%	10/29/27	23.2	22.7	22.7
P2 Energy Solutions, Inc.	(g)(x)	Software & Services	L+800	1.0%	4/30/21	71.3	70.8	69.6
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750	0.0%	10/26/26	2.4	2.4	2.4
Peak 10 Holding Corp	(g)(x)	Telecommunication Services	L+725	1.0%	8/1/25	0.2	0.2	0.1
Petrochoice Holdings Inc	(e)(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	63.9	64.2
Polyconcept North America Inc	(g)	Household & Personal Products	L+1,000	1.0%	2/16/24	29.4	28.9	29.7
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.3	69.9
Rise Baking Company	(g)(h)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.9	30.6
Sequa Corp	(g)(h)(x)	Materials	L+900	1.0%	4/28/22	22.0	21.9	21.7
SIRVA Worldwide Inc	(g)(x)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.5	3.7
Sorenson Communications LLC	(f)	Telecommunication Services	11.5% PIK (11.5% Max PIK)		4/30/25	16.2	15.7	16.2
Sparta Systems Inc	(g)	Software & Services	L+825	1.0%	7/27/25	35.1	34.6	30.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+400, 2.5% PIK (2.5% Max PIK)	1.0%	11/3/22	2.0	2.0	2.0

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Kenan Advantage Group Inc	(g)(x)	Transportation	7.9%		7/31/23	$5.1	$5.1	$5.0
LifePoint Hospitals Inc	(g)(x)	Health Care Equipment & Services	9.8%		12/1/26	8.4	8.4	9.6
Nouryon (fka Akzo Nobel Specialty Chemicals)	(g)(l)(x)	Materials	8.0%		10/1/26	1.5	1.5	1.6
PAREXEL International Corp	(g)(x)	Pharmaceuticals, Biotechnology & Life Sciences	6.4%		9/1/25	0.1	0.1	0.1
Plastipak Holdings Inc	(g)(x)	Materials	6.3%		10/15/25	1.0	1.0	0.9
Ply Gem Holdings Inc	(g)(x)	Capital Goods	8.0%		4/15/26	7.7	7.6	8.1
Quorum Health Corp	(g)(x)	Health Care Equipment & Services	11.6%		4/15/23	4.0	4.0	3.4
SRS Distribution Inc	(g)(x)	Capital Goods	8.3%		7/1/26	7.0	6.9	7.2
Team Health Inc	(g)(x)	Health Care Equipment & Services	6.4%		2/1/25	2.8	2.6	1.9
Vertiv Group Corp	(g)(x)	Technology Hardware & Equipment	9.3%		10/15/24	22.8	22.9	24.5
Vivint Inc	(g)(x)	Commercial & Professional Services	8.8%		12/1/20	4.9	4.9	4.9

Total Subordinated Debt							478.9	408.7

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—19.1%
801 5th Ave, Seattle, Structure Mezzanine	(g)(l)(z)	Real Estate	8.0%, 0.0% PIK (3.0% Max PIK)		12/19/29	$52.9	$52.9	$52.9
801 5th Ave, Seattle, Private Equity	(g)(l)(n)(z)	Real Estate				8,799,177	8.8	8.8
Abacus JV, Private Equity	(g)(l)	Insurance				24,826,951	24.8	24.8
Accelerator Investments Aggregator LP, Private Equity	(g)(l)(n)	Diversified Financials				3,303,010	3.8	3.7
Altavair AirFinance, Private Equity	(g)(l)	Capital Goods				9,582,223	9.6	9.8
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	4.4	0.9
Australis Maritime, Common Stock	(g)(l)(n)	Transportation				9,430,576	9.4	9.4
Bank of Ireland, Class B Credit Linked Floating Rate Note	(j)(l)	Banks	L+1,185		12/4/27	$15.1	15.1	15.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.1	1.1	1.1
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$7.3	6.8	7.3
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.5	1.4	1.5
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.4	1.3	1.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$85.4	79.6	85.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$19.0	17.7	19.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.0	1.8	2.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$15.1	14.1	15.1
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$7.3	6.8	7.3
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.6	1.5	1.6
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$18.3	17.0	18.3
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$18.0	16.7	18.0
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				66,297,064	66.3	8.3
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$25.0	25.0	25.0
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$18.5	18.5	18.5

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				12,488,362	$12.5	$13.2
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				585,960	0.6	—
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	29.9%		5/31/23	N/A	42.9	54.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(g)(l)	Capital Goods				18,232,157	18.2	21.5
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	8.0%		6/22/22	€7.4	8.4	8.3
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	12.0%		6/22/22	€4.7	5.3	5.3
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				62,976	62.0	22.7
Rampart CLO 2007 1A Class Subord.	(g)(l)(n)	Diversified Financials			10/25/21	$10.0	—	0.1
Sofi Lending Corp, 2019-C R1	(g)(l)	Diversified Financials			11/16/48	$21.2	12.0	12.1
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials				5,000,000	5.0	8.1
Toorak Capital Funding LLC, Membership Interest	(g)(l)(z)	Diversified Financials				N/A	4.2	5.3
Toorak Capital LLC, Membership Interest	(g)(z)	Diversified Financials				N/A	188.7	240.5
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)(n)	Diversified Financials			1/15/26	$42.5	12.0	8.1

Total Asset Based Finance							779.3	755.5
Unfunded Asset Based Finance Commitments							(18.5)	(18.5)

Net Asset Based Finance							760.8	737.0

Strategic Credit Opportunities, LLC—12.4%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$490.9	490.9	479.0

Total Strategic Credit Opportunities Partners							490.9	479.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—14.8%(m)
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				587,637	$16.5	$—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	9,262	0.1	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				N/A	7.4	10.7
All Systems Holding LLC, Common Stock	(g)(n)	Commercial & Professional Services				586,763	0.6	0.8
AltEn, LLC, Membership Units	(n)(s)(y)	Energy				2,384	3.0	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,799,959	30.7	5.2
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(n)(z)	Automobiles & Components				1,190,759	1.0	0.6
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	1.5
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.7

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(o)	Energy				86,607,143	$19.4	$23.0
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,149,421	23.4	56.5
ASG Technologies, Warrant	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	6.3
Aspect Software Inc, Common Stock	(g)(n)	Software & Services				161,261	0.3	0.3
Aspect Software Inc, Warrant	(g)(n)	Software & Services			1/15/24	161,008	—	—
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	3.1
Bellatrix Exploration Ltd, Warrant	(g)(l)(n)	Energy			9/11/23	127,489	—	—
Byrider Finance LLC, Common Stock	(g)(n)	Automobiles & Components				833	—	—
Cengage Learning, Inc, Common Stock	(g)(n)	Media & Entertainment				227,802	7.5	4.2
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CSafe Global, Common Stock	(g)(n)	Capital Goods				391,300	0.4	0.6
CTI Foods Holding Co LLC, Common Stock	(g)(n)	Food, Beverage & Tobacco				5,836	0.7	0.5
DEI Sales Inc, Class A Units	(g)(n)	Consumer Durables & Apparel				649,538	1.1	0.1
DEI Sales Inc, Series I Units	(g)(n)	Consumer Durables & Apparel				308,948	0.5	0.1
DEI Sales Inc, Series II Units	(n)(p)	Consumer Durables & Apparel				316,770	0.5	0.1
Directed LLC, Warrant	(g)(n)	Consumer Durables & Apparel			12/31/25	649,538	—	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	2.1
FourPoint Energy LLC, Common Stock, Class C—II—A Units	(n)(p)	Energy				21,000	21.0	2.2
FourPoint Energy LLC, Common Stock, Class D Units	(n)(p)	Energy				3,937	2.6	0.4
FourPoint Energy LLC, Common Stock, Class E—II Units	(n)(p)	Energy				48,025	12.0	5.0
FourPoint Energy LLC, Common Stock, Class E—III Units	(n)(p)	Energy				70,875	17.7	7.4
Fronton BV, Common Stock	(n)(p)(y)	Consumer Services				14,943	—	1.4
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Class A1—A5 Shares	(g)(n)	Technology Hardware & Equipment				3,463,150	0.1	1.0
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				2,768,806	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	2.3	5.8
Hilding Anders, ARLE PIK Interest	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	12.0% PIK (12.0% Max PIK)		12/31/22	4,826,149	—	—
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	$—	$—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			12/31/20	236,160,807	15.0	1.3
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				81,625	83.6	134.1
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	2.0
Imagine Communications Corp, Common Stock	(g)(n)	Media & Entertainment				33,034	3.8	4.1
JHC Acquisition LLC, Common Stock	(g)(n)	Capital Goods				483	0.5	0.8
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JSS Holdings Ltd, Net Profits Interest	(g)(n)	Capital Goods				40	—	1.2
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK		2/15/28	8,404	90.4	127.2
Keystone Australia Holdings Pty Limited, Residual Claim	(g)(l)(n)	Consumer Services				N/A	6.5	0.1
KKR BPT Holdings Aggregator LLC, Membership Interest	(g)(l)(n)(z)	Diversified Financials				N/A	17.6	—
MB Precision Holdings LLC, Preferred Stock	(n)(p)(y)	Capital Goods				8,952,623	1.9	1.2
MB Precision Holdings LLC, Class A—2 Units	(n)(p)(y)	Capital Goods				1,426,110	0.5	—
Micronics Filtration Holdings Inc, Common Stock	(g)(n)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)	Capital Goods				23	0.2	—
Mood Media Corp, Common Stock	(g)(n)(y)	Media & Entertainment				16,243,967	11.8	0.9
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
North Haven Cadence Buyer Inc, Common Stock	(g)(n)	Consumer Services				1,041,667	1.0	2.3
One Call Care Management Inc, Common Stock	(g)(n)(y)	Insurance				4,370,566,806	3.0	3.0
One Call Care Management Inc, Preferred Stock A	(g)(n)(y)	Insurance				466,194	32.3	32.3
One Call Care Management Inc, Preferred Stock B	(g)(y)	Insurance	9.0% PIK (9.0% Max PIK)		10/25/29	9,615,247	9.8	9.8
Petroplex Acidizing Inc, Preferred Stock A	(g)(y)	Energy	2.0%, 0.0% PIK (2.0% Max PIK)			24,258,500	4.2	4.2
Petroplex Acidizing Inc, Warrant	(g)(n)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(g)(n)	Household & Personal Products				29,376	2.9	5.9
Power Distribution Inc, Common Stock	(g)(n)	Capital Goods				1,941,431	1.7	0.8
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	14.4
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.7
Rockport (Relay), Warrant	(g)(n)	Consumer Durables & Apparel			8/2/28	1,215,682	—	—
Safariland LLC, Common Equity	(f)(n)(y)	Capital Goods				29,536	3.0	6.4
Sequential Brands Group Inc., Common Stock	(g)(x)	Consumer Durables & Apparel				206,664	2.8	0.1
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	35.5

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	$2.3	$3.5
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(f)(g)(n)	Software & Services				44,857	3.1	2.9
Sunnova Energy International Inc, Common Stock	(g)(n)(x)	Energy				97,515	1.1	1.1
ThermaSys Corp, Common Stock	(e)(f)(g)(n)(y)	Capital Goods				17,383,026	10.2	6.9
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.7	1.5
Towergate, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.6
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				16,450	—	—
Towergate, Ordinary Shares	(g)(l)(n)	Insurance				116,814	0.2	0.2
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	0.7
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	0.3
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.3
Z Gallerie LLC, Common Stock	(g)(n)(y)	Retailing				1,862,460	0.7	0.7
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.5
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	2.2
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							637.7	572.9
TOTAL INVESTMENTS—190.3%							$7,809.0	7,356.6

LIABILITIES IN EXCESS OF OTHER ASSETS—(90.3%)								(3,490.6)

NET ASSETS—100%								$3,866.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction	US$ Value at Settlement Date	US$ Value at December 31, 2019	Unrealized Appreciation (Depreciation)
GBP	1/11/2023	JP Morgan Chase Bank	£7.0 Sold	$9.4	$9.5	$(0.1)
GBP	1/11/2023	JP Morgan Chase Bank	£1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£3.4 Sold	4.8	4.6	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£1.4 Sold	1.9	1.9	—
GBP	10/13/2021	JP Morgan Chase Bank	£3.4 Sold	4.6	4.6	—
EUR	7/17/2023	JP Morgan Chase Bank	€1.3 Sold	1.7	1.6	0.1

Total				$27.9	$27.1	$0.8

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)
HM Dunn Co Inc, Preferred Stock, Series A	$—	$—	$—	$—	$—	$—	$—	$—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	129.8	—	(30.0)	11.7	22.6	134.1	—	—
Home Partners of America Inc, Warrant	1.1	—	—	—	0.9	2.0	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	—	90.4	—	—	36.8	127.2	0.9	14.0
MB Precision Holdings LLC, Class A—2 Units	—	—	—	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	0.1	—	—	(0.1)	1.2	—	—
Mood Media Corp, Common Stock	14.8	—	—	—	(13.9)	0.9	—	—
One Call Care Management Inc, Common Stock	—	3.0	—	—	—	3.0	—	—
One Call Care Management Inc, Preferred Stock A	—	32.3	—	—	—	32.3	—	—
One Call Care Management Inc, Preferred Stock B	—	9.8	—	—	—	9.8	0.2	—
Petroplex Acidizing Inc, Preferred Stock A	—	4.2	—	—	—	4.2	—	—
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	8.8	—	—	—	5.6	14.4	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—
Rockport (Relay), Class A Units(4)	—	—	—	—	—	—	—	—
Safariland LLC, Common Equity(6)	—	3.0	—	—	3.4	6.4	—	—
ThermaSys Corp, Common Stock	9.4	0.8	—	—	(3.3)	6.9	—	—
ThermaSys Corp, Preferred Stock	1.5	0.2	—	—	(0.2)	1.5	—	—
Z Gallerie LLC, Common Stock	—	0.7	—	—	—	0.7	—	—

Total	$358.2	$434.0	$(161.6)	$32.2	$53.9	$716.7	$27.9	$15.6

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2019

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2018	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2019	Interest Income(3)	PIK Income(3)	Dividend Income(3)
JW Aluminum Co, Preferred Stock(4)	$75.8	$—	$(75.7)	$—	$(0.1)	$—	$—	$—	$—
KKR BPT Holdings Aggregator LLC, Membership Interest	(1.4)	1.4	—	—	—	—	—	—	—

Total	$812.4	$377.2	$(178.8)	$1.3	$(33.2)	$978.9	$10.7	$4.2	$57.2

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2020, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2020. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

On December 19, 2018, the Company completed its acquisition, or the 2018 Merger, of Corporate Capital Trust, Inc., or CCT, pursuant to that certain Agreement and Plan of Merger, or the 2018 Merger Agreement, dated as of July 22, 2018, by and among the Company, CCT, IC Acquisition, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. See Note 13 for a discussion of the 2018 Merger.

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

	Year Ended December 31, 2019	Year Ended December 31, 2018
Weighted average number of shares of common stock outstanding (as previously reported)	518,946,741	251,377,426
Weighted average number of shares of common stock outstanding (as adjusted)	129,736,685	62,844,356
Net investment income per share (as previously reported)	$0.79	$0.82
Net investment income per share (as adjusted)	$3.16	$3.26
Earnings per share (as previously reported)	$0.47	$2.26
Earnings per share (as adjusted)	$1.90	$9.05

On November 23, 2020, the Company entered into an Agreement and Plan of Merger, or the 2020 Merger Agreement, with FS KKR Capital Corp II., a Maryland corporation, or FSKR and, together with the Company, the Funds, Rocky Merger Sub, Inc., a Maryland corporation and wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. The 2020 Merger Agreement provides that, subject to the conditions set forth in the 2020 Merger Agreement, Merger Sub will merge with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of the Company, or the First Merger, and, immediately thereafter, FSKR will merge with and into the Company, with the Company continuing as the surviving company or, together with the First Merger, the 2021 Merger. See Note 14 for additional information.

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

Valuation of Portfolio Investments: The Company determines the net asset value of its investment portfolio each quarter. Securities are valued at fair value as determined in good faith by the Company’s board of directors. In connection with that determination, the Advisor provides the Company’s board of directors with portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party valuation services.

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

The Company values certain investments at their net asset value in accordance with practical expedient under ASC Topic 820.

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

For the years ended December 31, 2020 and 2019, the Company recognized $16 and $20, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statement of operations.

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

The subordinated incentive fee on income is subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current and eleven preceding calendar quarters minus the cumulative “per share incentive fees” accrued and/or payable for the eleven preceding calendar quarters multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income is being calculated. The definitions of “per share pre-incentive fee return” and “per share incentive fees” under the investment advisory agreement take into account the historic per share pre-incentive fee return of both the Company and CCT, together with the historic per share incentive fees paid by both the Company and CCT. For the purpose of calculating the “per share pre-incentive fee return,” any unrealized appreciation or depreciation recognized as a result of the purchase accounting for the 2018 Merger is excluded.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $10, $7 and $7 in estimated excise taxes payable in respect of income received during the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019, and 2018, the Company paid $7, $9 and $6, respectively, in excise and other taxes.

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2020, 2019 and 2018, the Company did not incur any interest or penalties.

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

Reclassifications: Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2019 and 2018 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2020.

Recent Accounting Pronouncements: In August 2018, the FASB issued Accounting Standards Update 2018-13, Fair Value Measurement—Disclosures Framework—Changes to Disclosure Requirements of Fair Value Measurement (Topic 820), or ASU 2018-13. ASU 2018-13 introduces new fair value disclosure requirements and eliminates and modifies certain existing fair value disclosure requirements. ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company implemented ASU 2018-13 during the year ended December 31, 2020, and it did not have a significant impact on the Company’s disclosure over fair value.

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018
	Shares	Amount	Shares(1)	Amount	Shares(1)	Amount
Reinvestment of Distributions	—	$—	—	$—	—	$—
Share Repurchase Program	(2,823,750)	(47)	(6,287,919)	(153)	(1,642,837)	(50)
Fractional Share Repurchase	(2,051)	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	73,081,168	1,567

Net Proceeds from Share Transactions	(2,825,801)	$(47)	(6,287,919)	$(153)	71,438,331	$1,517

(1)	The number of shares repurchased has been adjusted to reflect the Reverse Stock Split as discussed below.

During the year ended December 31, 2020, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 1,504,389 shares of common stock in the open market at an average price per share of $15.84 (totaling $24) pursuant to the DRP, and distributed such shares to participants in the DRP. During the year ended December 31, 2019, the administrator for the DRP purchased 1,069,720 shares of common stock in the open market at an average price per share of $23.90 (totaling $26) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from January 1, 2021 to February 26, 2021, the administrator for the DRP purchased 275,642 shares of common stock in the open market at an average price per share of $17.21 (totaling $5) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

2018 Merger

In accordance with the terms of the 2018 Merger Agreement, at the time of the transactions contemplated by the 2018 Merger Agreement, each outstanding share of CCT common stock was converted into the right to receive 2.3552 shares of the Company’s common stock (with CCT stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result, the Company issued an aggregate of 292,324,670 shares of its common stock to former CCT stockholders. Share and exchange ratio amounts in the foregoing do not reflect the Reverse Stock Split as discussed below.

February 2018 Share Repurchase Program

In February 2018, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company was permitted to repurchase up to $50 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. During the year ended December 31, 2018, the Company repurchased 1,642,837 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $30.44 (totaling $50). The program has concluded since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

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

During the year ended December 31, 2020, the Company repurchased 2,823,750 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $16.71 (totaling $47). During the year ended December 31, 2019, the Company repurchased 6,287,919 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $24.30 (totaling $153). The program has concluded since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

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

The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement, the FB Advisor investment advisory agreement, the administration agreement and the FB Advisor administration agreement, as applicable, during the years ended December 31, 2020, 2019 and 2018:

			Year Ended December 31,
Related Party	Source Agreement	Description	2020	2019	2018
FB Advisor and the Advisor	Investment advisory agreement, prior investment advisory agreement and FB Advisor investment advisory agreement	Base Management Fee(1)	$106	$115	$60
FB Advisor and the Advisor	Investment advisory agreement, prior investment advisory agreement and FB Advisor investment advisory agreement	Subordinated Incentive Fee on Income(2)	$—	$57	$26
FB Advisor and the Advisor	Administration agreement and FB Advisor administration agreement	Administrative Services Expenses(3)	$7	$9	$4

(1)

For the year ended December 31, 2018 , the amount shown is net of waivers of $3. During the years ended December 31, 2020, 2019 and 2018, $111, $105, and $59, respectively, in base management fees were paid to the Advisor and/or FB Advisor. As of December 31, 2020, $25 in base management fees were payable to the Advisor.

(2)	During the year ended December 31, 2020 and 2019, $0 and $71, respectively, of subordinated incentive fees on income were paid to the Advisor.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

(3)

During the years ended December 31, 2020, 2019 and 2018, $6, $6 and $3, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by FB Advisor and the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, including fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.8 for the year ended December 31, 2020. The Company paid $8, $7 and $3, respectively, in administrative services expenses to the Advisor and/or FB Advisor during the years ended December 31, 2020, 2019 and 2018.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FSKR, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.

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

In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of FB Advisor, including FS Energy and Power Fund, FSKR and any future BDCs that are advised by FB Advisor or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated January 5, 2021, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the years ended December 31, 2020, 2019 and 2018:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2018(2)	$3.40000	$205
2019	$3.04000	$393
2020	$2.56000	$318

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

(2)	Includes a $0.36 per share special cash distribution that was paid on December 3, 2018.

On February 18, 2021, the Company’s board of directors declared a regular quarterly cash distribution of $0.60 per share, which will be paid on or about April 2, 2021 to stockholders of record as of the close of business on March 17, 2021. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has declared on its common stock during the years ended December 31, 2020, 2019 and 2018:

Year Ended December 31,
	2020		2019		2018
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	318	100%	393	100%	205	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$318	100%	$393	100%	$205	100%

(1)

During the years ended December 31, 2020, 2019 and 2018, 88.1%, 90.5% and 84.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.6%, 1.8% and 1.8%, respectively, was attributable to non-cash accretion of discount and 10.3%, 7.7% and 13.9%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2020, 2019 and 2018 was $357, $422 and $244, respectively. As of December 31, 2020, 2019 and 2018, the Company had $244, $220 and $191, respectively, of undistributed net investment income and $855, $480 and $421, respectively, of accumulated capital losses on a tax basis.

The Company’s undistributed net investment income on a tax basis may be adjusted following the filing of the Company’s tax returns. The adjustment is in general due to tax-basis income received by the Company differing from GAAP-basis income on account of certain collateralized securities and interests in partnerships, and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in its investment portfolio during such period.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
GAAP-basis net investment income	$331	$410	$205
Income subject to tax not recorded for GAAP	29	17	30
Excise taxes	10	7	7
GAAP versus tax-basis impact of consolidation of certain subsidiaries	11	4	12
Reclassification of unamortized original issue discount and prepayment fees	(14)	(22)	(5)
Other miscellaneous differences	(10)	6	(5)

Tax-basis net investment income	$357	$422	$244

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2020, the Company increased accumulated undistributed (distributions in excess of) net investment income and accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $10 and $119, respectively, and decreased capital in excess of par value by $129. During the year ended December 31, 2019, the Company increased accumulated undistributed (distributions in excess of) net investment income and accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $15 and $26, respectively, and decreased capital in excess of par value by $41.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2020 and 2019, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2020	2019
Distributable ordinary income	$244	$220
Distributable realized gains (accumulated capital losses)(1)	(855)	(480)
Other temporary differences	0	(1)
Net unrealized appreciation (depreciation)(2)	(159)	85

Total	$(770)	$(176)

(1)

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2020, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $34 and $821, respectively. $85 of such losses were carried over from CCT due to the 2018 Merger, and $177 of such losses were carried over from losses generated by the Company prior to the 2018 Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

(2)

As of December 31, 2020 and 2019, the gross unrealized appreciation was $1,121 and $1,087, respectively. As of December 31, 2020 and 2019, the gross unrealized depreciation was $1,280 and $1,002, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $7,622 and $7,973 as of December 31, 2020 and 2019, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(842) and $(616) as of December 31, 2020 and 2019, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, cross currency swaps, foreign currency forward contracts and foreign currency transactions.

As of December 31, 2020, the Company had a deferred tax liability of $5 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $56 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2020, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $51. For the year ended December 31, 2020, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,597	$3,449	50.9%	$3,868	$3,724	50.6%
Senior Secured Loans—Second Lien	1,035	880	13.0%	1,273	1,196	16.3%
Other Senior Secured Debt	127	86	1.3%	299	239	3.2%
Subordinated Debt	243	171	2.5%	479	409	5.6%
Asset Based Finance	1,025	951	14.0%	761	737	10.0%
Strategic Credit Opportunities Partners, LLC	810	713	10.5%	491	479	6.5%
Equity/Other	616	530	7.8%	638	573	7.8%

Total	$7,453	$6,780	100.0%	$7,809	$7,357	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of December 31, 2020, the Company held investments in ten portfolio companies of which it is deemed to “control.” As of December 31, 2020, the Company held investments in thirteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the consolidated schedule of investments as of December 31, 2020.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2020, the Company had unfunded debt investments with aggregate unfunded commitments of $228.4, unfunded equity/other commitments of $142.9 and unfunded commitments of $65.8 of Strategic Credit Opportunities Partners, LLC. As of December 31, 2019, the Company had unfunded debt investments with aggregate unfunded commitments of $438.0, unfunded equity/other commitments of $240.1 and unfunded commitments of $385.2 of Strategic Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2020 and 2019.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$104	1.5%	$247	3.4%
Banks	14	0.2%	15	0.2%
Capital Goods	799	11.8%	1,085	14.8%
Commercial & Professional Services	564	8.3%	557	7.6%
Consumer Durables & Apparel	385	5.7%	363	4.9%
Consumer Services	145	2.1%	294	4.0%
Diversified Financials	467	6.9%	575	7.8%
Energy	107	1.6%	208	2.8%
Food & Staples Retailing	221	3.3%	209	2.8%
Food, Beverage & Tobacco	106	1.6%	119	1.6%
Health Care Equipment & Services	604	8.9%	601	8.2%
Household & Personal Products	190	2.8%	120	1.6%
Insurance	208	3.1%	217	3.0%
Materials	147	2.2%	260	3.5%
Media & Entertainment	36	0.5%	94	1.3%
Pharmaceuticals, Biotechnology & Life Sciences	34	0.5%	30	0.4%
Real Estate	555	8.2%	236	3.2%
Retailing	344	5.1%	457	6.2%
Semiconductors & Semiconductor Equipment	—	—	19	0.3%
Software & Services	770	11.3%	805	10.9%
Strategic Credit Opportunities Partners, LLC	713	10.5%	479	6.5%
Technology Hardware & Equipment	15	0.2%	94	1.3%
Telecommunication Services	71	1.0%	71	1.0%
Transportation	181	2.7%	202	2.7%

Total	$6,780	100.0%	$7,357	100.0%

Strategic Credit Opportunities Partners, LLC

Strategic Credit Opportunities Partners, LLC, or SCJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in SCJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing SCJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to SCJV. SCJV’s amended and restated limited liability company agreement, or the SCJV Agreement, requires the Company and SCRS to provide capital to SCJV of up to $1,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SCJV Agreement, the Company and SCRS each have 50% voting control of SCJV and are required to agree on all investment decisions as well as certain other significant actions for SCJV. SCJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV and is entitled to a fee of 0.25% of SCJV’s assets under administration, calculated and payable quarterly in arrears. As of December 31, 2020, the Company and SCRS have funded approximately $924.8 to SCJV, of which $809.2 was from the Company.

Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Jersey City Funding Credit Facility, which provides for up to $350 of borrowings as of

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

December 31, 2020. The Jersey City Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Euros, pounds sterling and Canadian dollars. U.S. dollar loans bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Jersey City Funding Credit Facility matures on September 29, 2021. As of December 31, 2020, total outstanding borrowings under the Jersey City Funding Credit Facility were $341.9. Borrowings under the Jersey City Funding Credit Facility are secured by substantially all of the assets of Jersey City Funding.

Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with Citibank, N.A., or as amended, the Chestnut Street Funding Credit Facility, which provides for up to $400 of borrowings as of December 31, 2020. The Chestnut Street Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of three-month LIBOR plus 2.25%. Foreign currency loans bear interest at the applicable floating rate plus 2.25%. Chestnut Street Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Chestnut Street Funding Credit Facility matures on September 18, 2024. As of December 31, 2020, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $294.2. Borrowings under the Chestnut Street Funding Credit Facility are secured by substantially all of the assets of Chestnut Street Funding.

Boxwood Drive Funding LLC, or Boxwood Drive Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with BNP Paribas, or the Boxwood Drive Funding Credit Facility, which provides for up to $300 of borrowings as of December 31, 2020. The Boxwood Drive Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR plus a spread of 2.05% to 3.15% during the reinvestment period and 2.50% to 3.25% thereafter. Foreign currency of loans bear interest at the applicable floating rate plus the applicable spread. Boxwood Drive Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Boxwood Drive Funding Credit Facility matures on April 15, 2025. As of December 31, 2020, total outstanding borrowings under the Boxwood Drive Funding Credit Facility were $85.9. Borrowings under the Boxwood Drive Funding Credit Facility are secured by substantially all of the assets of Boxwood Drive Funding.

SCOP was in compliance with all covenants required by its financing arrangements as of December 31, 2020 and December 31, 2019.

During the year ended December 31, 2020, the Company sold investments with a cost of $450.7 for proceeds of $416.4 to SCJV and recognized a net realized gain (loss) of $(34.3) in connection with the transactions. As of December 31, 2020, $163.2 of these sales to SCJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of December 31, 2020, SCJV had total investments with a fair value of $1,544.3. As of December 31, 2020, SCJV had two investments on non-accrual status.

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of December 31, 2020 and 2019:

	As of
	December 31, 2020	December 31, 2019
Total debt investments(1)	$1,436.3	$1,346.3
Weighted average current interest rate on debt investments(2)	8.6%	9.4%
Number of portfolio companies in SCJV	66	59
Largest investment in a single portfolio company(1)	$72.6	$72.5
Unfunded commitments(1)	$21.6	$45.2

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2020 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Senior Secured Loans—First Lien—124.6%
A10 Capital LLC	(e)(h)(i)	Diversified Financials	L+650	1.0%	5/1/2023		$17.5	$17.3	$17.3
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/2023		12.1	10.0	11.0
Apex Group Limited	(e)(h)	Diversified Financials	L+700	1.3%	6/15/2023		0.7	0.6	0.7
Apex Group Limited	(e)(f)	Diversified Financials	L+700	1.3%	6/15/2023		1.4	1.3	1.4
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+700	1.3%	6/16/2025		67.4	67.2	68.1
Ardonagh Group Ltd	(e)(k)	Insurance	E+750, 0.0% PIK (2.3% Max PIK)	1.0%	7/14/2026		€0.5	0.5	0.6
Ardonagh Group Ltd	(e)(k)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/2026		£3.7	4.6	5.2
Arrotex Australia Group Pty Ltd	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024	A$	68.9	46.0	53.6
Arrotex Australia Group Pty Ltd	(e)(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024		4.9	3.8	3.8
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/2024	C$	1.3	1.0	1.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+550	1.0%	7/5/2024		$2.2	2.2	2.2
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	C+550	1.0%	7/5/2024	C$	14.5	10.5	11.1
Belk Inc	(g)(l)	Retailing	L+675	1.0%	7/31/2025		$3.8	3.4	1.4
Big Bus Tours Ltd	(e)(i)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/18/2024		€10.5	11.7	8.7
Big Bus Tours Ltd	(e)(i)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/18/2024		$14.9	14.9	10.1
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)	0.0%	3/20/2025		€35.0	40.6	42.7
Cambium Learning Group Inc	(i)(k)	Consumer Services	L+450	0.0%	12/18/2025		$45.1	43.4	44.9
Catapult Learning LLC	(e)(i)	Consumer Services	L+475	1.0%	4/24/2023		2.1	2.1	2.1

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/2023	$2.3	$2.4	$2.3
Catapult Learning LLC	(e)(i)(k)	Consumer Services	L+635	1.0%	4/24/2023	39.1	38.7	38.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/2023	1.2	1.2	1.1
Catapult Learning LLC	(e)(h)(i)	Consumer Services	L+635	1.0%	4/24/2023	14.9	14.7	14.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/2023	0.4	0.4	0.4
Child Development Schools Inc	(e)(i)	Consumer Services	L+425	1.0%	5/21/2023	9.3	9.3	9.2
Child Development Schools Inc	(e)(f)	Consumer Services	L+425		5/21/2023	2.5	2.5	2.5
CSM Bakery Products	(h)	Food, Beverage & Tobacco	L+625	1.0%	1/4/2022	1.3	$1.2	1.3
Diamond Resorts International Inc	(h)	Consumer Services	L+375	1.0%	9/2/2023	5.7	5.6	5.5
Eacom Timber Corp	(e)(h)(i)(k)	Materials	L+650	1.0%	11/20/2023	59.2	59.2	59.2
Frontline Technologies Group LLC	(e)	Software & Services	L+575	1.0%	9/18/2023	19.9	20.0	20.0
HealthChannels LLC	(i)	Health Care Equipment & Services	L+450	0.0%	4/3/2025	24.3	24.1	23.3
Huws Gray Ltd	(e)(h)	Materials	L+525	0.5%	4/11/2025	£21.7	28.7	29.3
Huws Gray Ltd	(e)(f)	Materials	L+525	0.5%	4/11/2025	6.7	8.9	8.9
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2024	€3.1	3.7	3.8
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2024	£1.3	1.7	1.8
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2025	€16.3	19.1	19.9
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2025	£6.0	7.9	8.1
Industria Chimica Emiliana Srl	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/2026	€62.5	68.6	77.3
Kellermeyer Bergensons Services LLC	(e)(i)(k)	Commercial & Professional Services	L+650	1.0%	11/7/2026	$29.8	28.2	30.1

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Kettle Cuisine LLC	(i)	Food, Beverage & Tobacco	L+375	1.0%	8/25/2025		$16.6	$16.5	$14.2
Koosharem LLC	(k)	Commercial & Professional Services	L+450	1.0%	4/18/2025		17.1	17.0	16.8
Lionbridge Technologies Inc	(e)(i)(k)	Consumer Services	L+625	1.0%	12/29/2025		29.8	29.0	29.8
MedAssets Inc	(h)	Health Care Equipment & Services	L+450	1.0%	10/20/2022		6.8	6.8	6.8
Parts Town LLC	(e)(h)	Retailing	L+550	1.0%	10/15/2025		24.8	24.6	23.8
Precision Global Corp	(e)(i)	Materials	L+475	1.0%	8/3/2024		9.1	8.7	8.3
Premium Credit Ltd	(e)(k)	Diversified Financials	L+650	0.0%	1/16/2026		£10.6	13.0	14.3
Project Marron	(e)(i)	Consumer Services	C+575	0.0%	7/2/2025	C$	23.8	18.0	17.5
Project Marron	(e)(i)	Consumer Services	B+575	0.0%	7/3/2025	A$	28.8	19.5	20.5
Qdoba Restaurant Corp	(h)	Consumer Services	L+700	1.0%	3/21/2025		$1.6	1.4	1.5
Reliant Rehab Hospital Cincinnati LLC	(e)	Health Care Equipment & Services	L+675	0.0%	9/2/2024		19.9	19.2	19.2
Roadrunner Intermediate Acquisition Co LLC	(e)(i)(k)	Health Care Equipment & Services	L+675	1.0%	3/15/2023		19.9	19.7	19.9
Safe-Guard Products International LLC	(e)(i)	Diversified Financials	L+575	0.0%	1/27/2027		20.5	20.4	20.4
Sequa Corp	(i)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/2023		12.2	11.6	12.3
Smart & Final Stores LLC	(k)	Food & Staples Retailing	L+675	0.0%	6/20/2025		18.5	17.1	18.7
Staples Canada	(e)(h)	Retailing	C+700	1.0%	9/12/2024	C$	43.6	32.9	34.6
Technimark LLC	(i)	Materials	L+375	0.0%	8/8/2025		$18.4	18.3	18.2
Total Safety US Inc	(k)	Capital Goods	L+600	1.0%	8/16/2025		3.9	3.2	3.7
Transaction Services Group Ltd	(e)(h)(i)	Software & Services	B+600	0.0%	10/15/2026	A$	99.5	68.6	71.2
Virgin Pulse Inc	(e)	Software & Services	L+650	1.0%	5/22/2025		$19.9	19.9	19.9
Yak Access LLC	(h)	Capital Goods	L+500	0.0%	7/11/2025		0.8	0.6	0.7

Total Senior Secured Loans—First Lien								1,013.2	1,035.6

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Unfunded Loan Commitments							$(21.6)	$(21.6)

Net Senior Secured Loans—First Lien							991.6	1,014.0

Senior Secured Loans—Second Lien—28.9%
Access CIG LLC	(k)	Commercial & Professional Services	L+775	0.0%	2/27/2026	$0.6	0.5	0.6
Ammeraal Beltech Holding BV	(e)(h)	Capital Goods	L+800	1.0%	9/12/2026	40.7	40.0	39.2
BCA Marketplace PLC	(e)(h)	Retailing	L+825	0.0%	11/22/2027	£47.7	62.4	64.0
Excelitas Technologies Corp	(k)	Technology Hardware & Equipment	L+750	1.0%	12/1/2025	$8.4	6.6	8.5
Misys Ltd	(k)	Software & Services	L+725	1.0%	6/13/2025	6.2	4.9	6.2
Resource Label Group LLC	(e)(i)	Materials	L+850	1.0%	11/26/2023	15.0	13.4	14.9
Sequa Corp	(h)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/2024	19.4	15.3	16.9
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+950	0.0%	8/3/2026	3.8	3.0	3.2
Watchfire Enterprises Inc	(e)(i)	Technology Hardware & Equipment	L+800	1.0%	10/2/2021	€9.3	7.6	9.1
WireCo WorldGroup Inc	(h)	Capital Goods	L+900	1.0%	9/30/2024	10.3	8.4	8.4
Wittur Holding GmbH	(e)(h)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/2027	€55.3	60.3	64.6

Total Senior Secured Loans—Second Lien							222.4	235.6

Other Senior Secured Debt—1.0%
Cleaver-Brooks Inc	(h)	Capital Goods	7.9%		3/1/2023	$8.4	7.1	8.3

Total Other Senior Secured Debt							7.1	8.3

Subordinated Debt—5.3%
Home Partners of America Inc	(e)(h)	Real Estate	L+625	1.0%	10/8/2022	42.9	42.6	42.8

Total Subordinated Debt							42.6	42.8

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Asset Based Finance—23.8%
Comet Aircraft S.a.r.l., Common Stock	(e)(g)(h)(l)	Capital Goods	12.4%		2/28/2022	$21.5	21.5	4.8
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(h)	Diversified Financials				N/A	—	8.9
Global Lending Services LLC, Private Equity	(e)(h)(l)	Diversified Financials				6,981,478	7.0	7.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(h)	Capital Goods				19,642,734	24.4	21.8
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	8.0%		6/22/2022	$15.5	15.5	15.5
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	12.0%		6/22/2022	$9.8	9.8	9.8
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(h)	Insurance	L+750	1.5%	2/27/2025	$30.6	30.7	30.7
Luxembourg Life Fund—Long Term Growth Fund, 1L Term Loan	(e)(h)	Insurance	9.0%		7/23/2021	$32.5	32.0	32.5
MP4 2013-2A Class Subord. B	(e)(h)(l)	Diversified Financials			7/25/2029	$21.0	4.2	3.1
NewStar Clarendon 2014-1A Class D	(e)(h)(l)	Diversified Financials			1/25/2027	$17.9	6.5	5.6
Pretium Partners LLC P1, Structured Mezzanine	(e)(k)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/2026	$12.0	11.7	12.0
Pretium Partners LLC P2, Structured Mezzanine	(e)(k)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/2025	$25.3	23.8	25.5

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Sealane Trade Finance	(e)(j)	Banks	L+375	0.0%	5/8/2023	$5.0	5.0	5.0
Sealane Trade Finance	(e)(j)	Banks	L+963	0.0%	5/8/2023	$12.0	12.0	11.1

Total Asset Based Finance							204.1	194.1

Equity/Other—6.1%
ASG Technologies, Common Stock	(e)(i)(l)	Software & Services				540,346	30.0	20.1
Home Partners of America Inc, Common Stock	(e)(i)(l)	Real Estate				18,419	30.0	29.4

Total Equity/Other							60.0	49.5

TOTAL INVESTMENTS—189.7%							$1,527.8	$1,544.3

Derivative Instruments—(1.4)%

Foreign currency forward contracts								$(11.4)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.24% and the Euro Interbank Offered Rate, or EURIBOR, was (0.55)%, Canadian Dollar Offer Rate, or CDOR, was 0.48% and the Australian Interbank Rate, or BBSY or “B”, was 0.06%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(j)	Security or portion thereof held within JCF Cayman Ltd and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs.

(k)	Security or portion thereof held within Boxwood Drive Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.

(l)	Security is non-income producing.

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2019 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Senior Secured Loans—First Lien—175.6%
1a Smart Start LLC	(e)(i)	Technology Hardware & Equipment	L+450	1.0%	2/21/2022		$26.8	$26.7	$26.7
1a Smart Start LLC	(e)(f)	Technology Hardware & Equipment	L+450	1.0%	2/21/2022		1.7	1.7	1.6
Apex Group Limited	(e)(f)	Diversified Financials	L+700	1.3%	6/15/2023		2.1	1.9	2.1
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+700	1.3%	6/15/2025		68.1	67.9	68.2
Arrotex Australia Group Pty Ltd	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024	A$	75.4	$50.2	$52.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024	C$	1.3	0.9	1.0
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024		—	—	—
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024		17.0	12.8	13.6
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	L+450	1.0%	7/5/2024		7.2	5.3	5.4
Belk Inc	(h)	Retailing	L+675	1.0%	7/31/2025		$4.0	$3.6	$2.8
Big Bus Tours Ltd	(e)(i)	Consumer Services	E+700		3/18/2024		€9.8	10.9	11.0
Big Bus Tours Ltd	(e)(i)	Consumer Services	L+700		3/18/2024		$13.9	13.9	13.8
Brand Energy & Infrastructure Services Inc	(h)	Capital Goods	L+425	1.0%	6/21/2024		7.3	7.3	7.3
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	7.8% PIK (7.8% Max PIK)		3/20/2025		€32.4	37.5	36.0
Casual Dining Group Ltd	(e)(h)	Consumer Services	L+725, 0.8% PIK (0.8% Max PIK)		12/10/2022		£22.3	24.0	29.6

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Casual Dining Group Ltd	(e)(h)	Consumer Services	L+1,200 PIK (L+1,200 Max PIK)		12/10/2022	£1.3	$1.7	$1.7
Casual Dining Group Ltd	(e)(f)	Consumer Services	L+1,200 PIK (L+1,200 Max PIK)		12/10/2022	9.1	12.0	12.2
Catapult Learning LLC	(e)(i)	Consumer Services	L+475	1.0%	4/24/2023	$3.2	3.2	3.2
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/2023	1.2	1.2	1.2
Catapult Learning LLC	(e)(i)	Consumer Services	L+635	1.0%	4/24/2023	15.8	15.8	15.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/2023	1.5	1.5	1.5
Catapult Learning LLC	(e)(i)	Consumer Services	L+635	1.0%	4/24/2023	5.2	5.2	5.1
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/2023	0.5	0.5	0.5
Child Development Schools Inc	(e)(i)	Consumer Services	L+425		5/21/2023	9.9	9.9	9.9
Child Development Schools Inc	(e)(f)	Consumer Services	L+425		5/21/2023	2.5	2.5	2.5
CommerceHub Inc	(h)	Software & Services	L+350		5/21/2025	2.1	2.1	2.1
Commercial Barge Line Co	(h)	Transportation	L+875	1.0%	11/12/2020	4.1	4.0	2.1
DB Datacenter Holdings Inc	(i)	Software & Services	L+425	1.0%	10/3/2024	25.5	25.2	25.1
Dentix	(e)(h)	Health Care Equipment & Services	E+825, 1.8% PIK (1.8% Max PIK)		4/7/2020	€3.0	3.4	3.0
Dentix	(e)(h)	Health Care Equipment & Services	E+825, 1.8% PIK (1.8% Max PIK)		12/1/2022	21.0	24.8	20.9
Diamond Resorts International Inc	(h)	Consumer Services	L+375	1.0%	9/2/2023	$6.8	6.6	6.6
Eacom Timber Corp	(e)(h)	Materials	L+650	1.0%	11/30/2023	65.9	65.9	62.3
HealthChannels LLC	(i)	Health Care Equipment & Services	L+450		4/3/2025	24.6	24.3	24.2
Highline Aftermarket Acquisition LLC	(e)(f)	Automobiles & Components	L+350	1.0%	4/26/2023	2.8	2.6	2.6
Huws Gray Ltd	(e)(h)	Materials	L+525	0.5%	4/11/2025	£20.2	26.7	26.7
Huws Gray Ltd	(e)(h)	Materials	L+525	0.5%	4/11/2025	0.7	1.0	1.0

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Huws Gray Ltd	(e)(f)	Materials	L+525	0.5%	4/11/2025		£7.4	$9.7	$9.8
ID Verde	(e)(h)	Commercial & Professional Services	E+700		3/29/2024		€3.1	3.6	3.5
ID Verde	(e)(h)	Commercial & Professional Services	E+700		3/29/2024		£1.3	1.7	1.7
ID Verde	(e)(h)	Commercial & Professional Services	E+700		3/29/2025		€15.9	18.5	17.8
ID Verde	(e)(h)	Commercial & Professional Services	L+725		3/29/2025		£5.8	7.7	7.7
Imagine Communications Corp	(e)(i)	Media & Entertainment	L+750	1.0%	4/29/2020		$11.6	11.6	11.6
Imagine Communications Corp	(e)(i)	Media & Entertainment	L+750	1.0%	4/29/2020		19.5	19.5	19.5
Imagine! Print Solutions Inc	(i)	Media & Entertainment	L+475	1.0%	6/21/2022		13.6	10.9	5.1
Industria Chimica Emiliana Srl	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	L+650		6/30/2026		€62.5	68.4	68.4
Kettle Cuisine LLC	(i)	Food, Beverage & Tobacco	L+375	1.0%	8/25/2025		$16.8	16.7	16.6
Koosharem LLC	(h)	Commercial & Professional Services	L+450	1.0%	4/18/2025		17.7	17.6	17.4
MedAssets Inc	(h)	Health Care Equipment & Services	L+450	1.0%	10/20/2022		6.9	6.9	5.7
P2 Energy Solutions, Inc.	(h)	Software & Services	L+375	1.0%	10/30/2020		2.9	2.9	2.9
Parts Authority Inc	(e)(i)	Automobiles & Components	L+425		1/5/2024		2.1	2.1	2.1
Parts Authority Inc	(e)(f)	Automobiles & Components	L+425		1/5/2024		4.0	4.0	4.0
Parts Authority Inc	(e)(i)	Automobiles & Components	L+425		1/5/2025		17.3	17.1	17.2
Parts Town LLC	(e)(h)	Retailing	L+550	1.0%	10/15/2025		25.0	24.9	24.9
Precision Global Corp	(e)(i)	Materials	L+475	1.0%	8/3/2024		9.2	8.7	8.8
Precision Global Corp	(e)(f)	Materials	L+475	1.0%	8/3/2024		1.2	1.2	1.2
Project Marron	(e)(i)	Consumer Services	B+625		7/3/2025	A$	28.8	19.5	20.3
Project Marron	(e)(i)	Consumer Services	L+625		7/2/2025	C$	23.8	18.0	18.5
Quirch Foods Co	(i)	Food & Staples Retailing	L+600		12/19/2025		$14.8	14.9	14.8
Sentry Data Systems Inc	(e)(i)	Health Care Equipment & Services	L+675	1.0%	5/7/2021		0.2	0.2	0.2

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value
Sentry Data Systems Inc	(e)(f)	Health Care Equipment & Services	L+675	1.0%	5/7/2021		$0.5	$0.5	$0.5
Sentry Data Systems Inc	(e)(i)	Health Care Equipment & Services	L+675	1.0%	5/7/2021		9.6	9.5	9.5
Smart & Final Stores LLC	(h)	Food & Staples Retailing	L+675		6/20/2025		18.8	17.2	18.2
SMART Global Holdings Inc	(e)(f)	Semiconductors & Semiconductor Equipment	L+400		2/9/2021		0.6	0.6	0.6
SMART Global Holdings Inc	(e)(h)	Semiconductors & Semiconductor Equipment	L+625	1.0%	8/9/2022		37.7	38.0	37.8
Staples Canada	(e)(h)	Retailing	L+700	1.0%	9/12/2024	C$	38.9	29.4	30.6
Technimark LLC	(i)	Materials	L+375		8/8/2025		$18.5	18.4	18.2
Transaction Services Group Ltd	(e)(h)(i)	Consumer Services	L+600		10/15/2026	A$	99.5	68.4	68.4
Weld North Education LLC	(i)	Software & Services	L+425		2/15/2025		$14.8	14.8	14.8

Total Senior Secured Loans—First Lien								1,007.8	999.5
Unfunded Loan Commitments								(46.1)	(46.1)

Net Senior Secured Loans—First Lien								961.7	953.4

Senior Secured Loans—Second Lien—37.5%
Ammeraal Beltech Holding BV	(e)(h)	Capital Goods	L+800		7/27/2026		40.7	39.9	39.3
BCA Marketplace PLC	(e)(h)(i)	Retailing	L+825		9/24/2027		£47.7	62.7	62.3
Casual Dining Group Ltd	(e)(h)	Consumer Services	11.5% PIK (11.5% Max PIK)		12/10/2022		15.3	19.8	20.2
Resource Label Group LLC	(e)(i)	Materials	L+850	1.0%	11/26/2023		$15.0	12.9	13.0
Watchfire Enterprises Inc	(e)(i)	Technology Hardware & Equipment	L+800	1.0%	10/2/2021		9.3	6.3	9.3
Wittur Holding GmbH	(e)(h)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)		9/23/2027		€55.0	59.8	59.8

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Total Senior Secured Loans—Second Lien							201.4	203.9

Subordinated Debt—10.6%
Home Partners of America Inc	(e)(i)	Real Estate	L+625	1.0%	10/8/2022	$42.9	$42.5	$42.9
Kenan Advantage Group Inc	(h)	Transportation	7.9%		7/31/2023	7.7	7.6	7.5
Solera LLC	(h)	Software & Services	10.5%		3/1/2024	6.8	7.2	7.2

Total Subordinated Debt							57.3	57.6

Asset Based Finance—30.2%
Comet Aircraft S.a.r.l., Common Stock	(e)(h)	Capital Goods	14.0%		2/28/2022	29,557,191	33.8	32.2
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(h)	Diversified Financials				N/A	—	11.0
Global Lending Services LLC, Private Equity	(e)(h)	Diversified Financials				6,981,478	7.0	7.0
KKR Zeno Aggregator LP (K2 Aviation)	(e)(h)	Capital Goods				19,642,734	24.4	23.2
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	8.0%		6/22/2022	$15.5	15.5	15.5
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	12.0%		6/22/2022	$9.8	9.8	9.8
MP4 2013-2A Class Subord. B	(e)(h)	Diversified Financials			7/25/2029	$21.0	5.5	6.5
NewStar Clarendon 2014-1A Class D	(e)(h)	Diversified Financials			1/25/2027	$17.9	7.9	7.0
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/2026	$11.7	11.7	11.7
Pretium Partners LLC P2, Structured Mezzanine	(e)(h)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/2025	$23.5	23.8	23.8
Sealane Trade Finance	(e)	Banks	L+375	1.0%	5/8/2023	$5.0	5.0	5.0

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value
Sealane Trade Finance	(e)	Banks	L+963	1.0%	5/8/2023	$12.0	12.0	11.8

Total Asset Based Finance							156.4	164.5

Equity/Other—10.9%
ASG Technologies, Common Stock	(e)(i)	Software & Services				540,346	30.0	26.6
Casual Dining Group Ltd, Common Stock	(e)(h)	Consumer Services				12,670,634	15.9	2.2
Home Partners of America Inc, Common Stock	(e)(i)	Real Estate				18,419	30.0	30.3

Total Equity/Other							75.9	59.1

TOTAL INVESTMENTS—264.8%							$1,452.7	$1,438.5

Derivative Instruments—0.0%

Foreign currency forward contracts								$0.9

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected balance sheet information for SCJV as of December 31, 2020 and 2019:

	As of
	December 31, 2020	December 31, 2019
Selected Balance Sheet Information
Total investments, at fair value	$1,544.3	$1,438.5
Cash and other assets	188.6	220.9

Total assets	1,732.9	1,659.4

Debt	722.0	466.1
Other liabilities	196.8	645.9

Total liabilities	918.8	1,112.0

Member’s equity	$814.1	$547.4

Below is selected statement of operations information for SCJV for the years ended December 31, 2020 and 2019:

	As of
	December 31, 2020	December 31, 2019
Selected Statement of Operation Information
Total investment income	$115.7	$66.0
Expenses
Interest expense	21.6	17.3
Custodian and accounting fees	1.0	0.5
Administrative services	4.2	1.7
Professional services	0.6	0.6
Other	0.1	0.0

Total expenses	27.5	20.1

Net investment income	88.2	45.9
Net realized and unrealized losses	(106.4)	(13.6)

Net increase in net assets resulting from operations	$(18.2)	$32.3

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2020 and 2019:

		Fair Value
Derivative Instrument	Statement Location	December 31, 2020	December 31, 2019
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$1	$1
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(3)	0

Total		$(2)	$1

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2020 and 2019 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
Derivative Instrument	Statement Location	December 31, 2020	December 31, 2019
Cross currency swaps	Net realized gain (loss) on swap contracts	$—	$(11)
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	0	12

Total		$0	$1

		Net Unrealized Gains (Losses)
Derivative Instrument	Statement Location	December 31, 2020	December 31, 2019
Cross currency swaps	Net change in unrealized appreciation (depreciation) on swap contracts	$—	$16
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(3)	(2)

Total		$(3)	$14

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2020 and 2019:

	December 31, 2020
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$1	$(1)	$—	$—	$—

Total	$1	$(1)	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(3)	$1	$—	$—	$(2)

Total	$(3)	$1	$—	$—	$(2)

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

The average notional balance for cross currency swaps during the year ended December 31, 2019 was $103.6. The average notional balance for foreign currency forward contracts during the year ended December 31, 2020 and 2019 was $41.2 and $198.6, respectively. See consolidated schedule of investments for the Company’s open foreign currency forward contracts.

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

As of December 31, 2020 and 2019, the Company’s investments and secured borrowing were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2020	December 31, 2019
Level 1—Price quotations in active markets	$—	$1
Level 2—Significant other observable inputs	260	730
Level 3—Significant unobservable inputs	5,807	6,147
Investments measured at net asset value(1)	713	479

	$6,780	$7,357

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2020 and 2019 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,358	$1,015	$152	$313	$737	$572	$6,147
Accretion of discount (amortization of premium)	7	4	—	1	—	1	13
Net realized gain (loss)	(131)	(33)	(94)	(85)	(7)	(85)	(435)
Net change in unrealized appreciation (depreciation)	(24)	(79)	17	(1)	(50)	(21)	(158)
Purchases	1,397	100	—	48	426	65	2,036
Paid-in-kind interest	18	6	3	13	26	16	82
Sales and repayments	(1,407)	(151)	(42)	(137)	(181)	(18)	(1,936)
Net transfers in or out of Level 3	58	—	—	—	—	—	58

Fair value at end of period	$3,276	$862	$36	$152	$951	$530	$5,807

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(49)	$(85)	$(6)	$(11)	$(3)	$(92)	$(246)

	For the Year Ended December 31, 2019
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,689	$884	$165	$300	$667	$537	$6,242
Accretion of discount (amortization of premium)	8	3	1	—	4	1	17
Net realized gain (loss)	(47)	(18)	—	—	9	12	(44)
Net change in unrealized appreciation (depreciation)	(35)	(50)	(21)	(17)	(4)	18	(109)
Purchases	1,544	341	45	56	359	57	2,402
Paid-in-kind interest	3	3	6	19	15	14	60
Sales and repayments	(1,804)	(148)	(44)	(45)	(313)	(67)	(2,421)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$3,358	$1,015	$152	$313	$737	$572	$6,147

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(73)	$(51)	$(20)	$(19)	$3	$13	$(147)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2020 and 2019 were as follows:

Type of Investment	Fair Value at December 31, 2020	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,519	Discounted Cash Flow	Discount Rate	5.7% - 18.6% (9.0%)	Decrease
	418	Waterfall	EBITDA Multiple	0.1x - 12.7x (7.2x)	Increase
	237	Cost
Subordinated Debt	71	Discounted Cash Flow	Discount Rate	12.3% - 12.3% (12.3%)	Decrease
	63	Waterfall	EBITDA Multiple	7.8x - 11.5x (7.8x)	Increase
	18	Cost

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at December 31, 2020	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Asset Based Finance	535	Waterfall	EBITDA Multiple	1.0x - 12.0x (3.6x)	Increase
	287	Discounted Cash Flow	Discount Rate	4.2% - 15.2% (9.9%)	Decrease
	59	Other(3)
	70	Cost
Equity/Other	346	Waterfall	EBITDA Multiple	0.1x - 12.5x (7.4x)	Increase
	135	Option Pricing Model	Equity Illiquidity Discount	11.0% - 50.0% (11.9%)	Decrease
	49	Other(3)

Total	$5,807

Type of Investment	Fair Value at December 31, 2019	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,802	Discounted Cash Flow	Discount Rate	6.30% - 19.10% (9.79%)	Decrease
	380	Waterfall	EBITDA Multiple	2.05x - 21.05x (6.98x)	Increase
	311	Cost
	31	Other(3)
Subordinated Debt	232	Discounted Cash Flow	Discount Rate	11.20% - 20.80% (14.80%)	Decrease
	78	Waterfall	EBITDA Multiple	8.15x - 10.40x (8.89x)	Increase
	4	Option Pricing Model	Equity Illiquidity Discount	25.00% - 25.00% (25.00%)	Decrease
Asset Based Finance	455	Waterfall	EBITDA Multiple	1.00x - 13.00x (4.37x)	Increase
	128	Discounted Cash Flow	Discount Rate	7.80% - 16.00% (12.16%)	Decrease
	100	Cost
	46	Other(3)
	8	Indicative Dealer Quotes		4.73% - 32.70% (32.36%)	Increase
Equity/Other	408	Waterfall	EBITDA Multiple	0.18x - 15.60x (7.77x)	Increase
	139	Option Pricing Model	Equity Illiquidity Discount	20.00% - 30.00% (20.13%)	Decrease
	25	Other(3)

Total	$6,147

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

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2020, the aggregate amount outstanding of senior securities issued by the Company was $4,042. As of December 31, 2020, the Company’s asset coverage was 177%.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2020 and 2019:

	As of December 31, 2020
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	$260		$40	December 2, 2023
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	615	(5)	1,000	December 23, 2025
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
3.400% Notes due 2026(6)	Unsecured Notes	3.40%	1,000		—	January 15, 2026
CLO-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352		—	January 15, 2031

Total			$4,042		$1,040

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €164 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $63 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.78 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £111 has been converted to U.S dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$6 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.77 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars.

(6)

As of December 31, 2020, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 8.625% notes and the 3.400% notes was approximately $468, $245, $422, $490, $285 and $994 respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(7)

As of December 31, 2020, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

	As of December 31, 2019
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	$265		$35	June 2, 2023
Locust Street Credit Facility(2)	Revolving Credit Facility	L+2.50%(1)	400		—	September 28, 2022
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	1,613	(5)	602	November 7, 2024
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
CLO-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.70% - 2.50%(1)	352		—	July 15, 2030

Total			$4,195		$637

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

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

(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €291 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.12 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD $69 has been converted to U.S dollars at an exchange rate of CAD $1.00 to $0.77 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £100 has been converted to U.S dollars at an exchange rate of £1.00 to $1.33 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of A$173 has been converted to U.S dollars at an exchange rate of A$1.00 to $0.70 as of December 31, 2019 to reflect total amount outstanding in U.S. dollars.

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

For the years ended December 31, 2020, 2019 and 2018, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2020			2019			2018
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
CCT New York Funding Credit Facility(2)	$—	$—	$—	$2	$—	$2	$1	$—	$1
CCT Tokyo Funding Credit Facility(2)	6	1	7	8	—	8	0	—	0
Hamilton Street Funding Credit Facility(2)	—	—	—	—	—	—	3	1	4
ING Credit Facility(2)	—	—	—	—	—	—	3	—	3
Locust Street Funding Credit Facility(2)	13	3	16	26	2	28	21	1	22
Senior Secured Revolving Credit Facility(2)	41	3	44	57	1	58	4	1	5
4.000% Notes due 2019	—	—	—	8	1	9	16	1	17
4.250% Notes due 2020	—	—	—	16	1	17	17	1	18
4.750% Notes due 2022	21	0	21	17	0	17	13	1	14
5.000% Notes due 2022	12	—	12	12	—	12	—	—	—
4.625% Notes due 2024	19	1	20	8	1	9	—	—	—
4.125% Notes due 2025	19	3	22	2	0	2	—	—	—
8.625% Notes due 2025	15	1	16	—	—	—	—	—	—
3.400% Notes due 2026	2	0	2	—	—	—	—	—	—
2019-1 Notes	10	0	10	8	0	8	—	—	—

Total	$158	$12	$170	$164	$6	$170	$78	$6	$84

(1)

Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2020 were $4,240 and 3.71%, respectively. As of December 31, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.88%.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2020 and December 31, 2019.

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

CCT Tokyo Funding Credit Facility

On December 2, 2015, CCT Tokyo Funding LLC, or CCT Tokyo Funding, a wholly owned special purpose financing subsidiary of the Company, entered into a revolving credit facility, or as amended the CCT Tokyo Funding Credit Facility, pursuant to a loan and servicing agreement with Sumitomo Mitsui Banking Corporation, or SMBC, as the administrative agent, collateral agent, and lender, and the Company, which succeeded CCT as the servicer and transferor.

The CCT Tokyo Funding Credit Facility provides for borrowings in an aggregate principal amount up to $300. The end of the reinvestment period and the maturity date for the CCT Tokyo Funding Credit Facility are June 2, 2021 and December 2, 2023, respectively. CCT Tokyo Funding may elect to extend both the reinvestment period and maturity date by an additional six months to December 2, 2021 and June 2, 2024, respectively, subject to satisfaction of certain conditions. Advances under the CCT Tokyo Funding Credit Facility are subject to a borrowing base test.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Locust Street Credit Facility

On November 1, 2016, Locust Street Funding, LLC, or Locust Street, a wholly owned special purpose financing subsidiary of the Company, entered into a loan agreement, or the Locust Street Loan Agreement and, together with the related transaction documents as subsequently amended and restated, the Locust Street Credit Facility, with JPMorgan, as lender and administrative agent, Citibank, N.A., as collateral agent and securities intermediary, and Virtus Group, LP, as collateral administrator, pursuant to which JPMorgan advanced a $625 term loan to Locust Street. Borrowings outstanding under the Locust Street Credit Facility equally beared interest at a rate equal to three-month LIBOR plus a spread of 2.6833% per annum. Interest was payable quarterly in arrears. Under the Locust Street Loan Agreement, Locust Street agreed to repay $200 of the aggregate principal amount of the advances on or before January 31, 2017, which repayment was satisfied in full in December 2016. All remaining outstanding advances under the Locust Street Loan Agreement were scheduled to mature, and all accrued and unpaid interest thereunder, was due and payable, on November 1, 2020.

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

The Locust Street Credit Facility provided for revolving borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $400.

On December 18, 2020, Locust Street repaid and terminated the Locust Street Credit Facility. $1 of remaining unamortized deferred financing costs for the Locust Street Credit Facility were charged to interest expense.

Senior Secured Revolving Credit Facility

On August 9, 2018, the Company entered into a senior secured revolving credit facility, or as subsequently amended and restated the Senior Secured Revolving Credit Facility, with FS KKR Capital Corp. II (formerly known as FS Investment Corporation II, as a borrower in its own right and as successor by merger to FS Investment Corporation III), or FSK II, (and prior to the 2018 Merger, CCT), as borrowers, JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Senior Secured Revolving Credit Facility provides for the Company to succeed to all of the rights and obligations thereunder as the sole borrower upon the consummation of the 2021 Merger.

The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $4,025 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $2,012.5 of additional commitments. The Senior Secured Revolving Credit Facility provides for a sublimit available for the Company to borrow up to $1,615 of the total facility amount, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility and the oversight and approval of the Company’s board of directors. A sublimit of the total facility amount also is available to FSK II as an additional borrower, and the obligations of the borrowers under the Senior Secured Revolving Credit Facility are several (and not joint) in all respects. The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $400, with a sublimit available for the Company to request the issuance of letters of credit in an aggregate face amount of up to $99.6, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility.

Availability under the Senior Secured Revolving Credit Facility will terminate on December 23, 2024, or the Revolver Termination Date, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on December 23, 2025. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Revolver Termination Date and at certain other times when the Company’s adjusted asset coverage ratio is less than 185%.

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

5.000% Notes due 2022

As part of the 2018 Merger, the Company assumed $245 aggregate principal amount of 5.000% notes due 2022, or the 5.000% notes. The 5.000% notes will mature on June 28, 2022 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the applicable redemption price set forth in the indenture governing the 5.000% notes. The 5.000% notes bear interest at a rate of 5.000% per year, payable semi-annually. The interest rate on the 5.000% notes is subject to adjustment in certain instances set forth in the indenture governing the 5.000% notes (up to a maximum interest rate of 5.50%), based on the corporate ratings of the Company by Fitch Ratings, Inc., Kroll Bond Rating Agency, Inc. and Standard & Poor’s Rating Services.

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

4.125% Notes due 2025

On November 20, 2019, the Company issued $425 aggregate principal amount of 4.125% notes due 2025, or the 4.125% notes. On December 17, 2019, the Company issued an additional $45 aggregate principal amount of the 4.125% notes due 2025 for gross proceeds of $44.2. The 4.125% notes will mature on February 1, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 4.125% notes. The 4.125% notes bear interest at a rate of 4.125% per year, payable semi-annually.

8.625% Notes due 2025

On April 30, 2020, the Company issued $250 aggregate principal amount of 8.625% notes due 2025, or the 8.625% notes. The 8.625% notes will mature on May 15, 2025 and may be redeemed in whole or in part at the Company’s option at any time or

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

from time to time at the redemption prices set forth in the indenture governing the 8.625% notes. The 8.625% notes bear interest at a rate of 8.625% per year, payable semi-annually.

3.400% Notes due 2026

On December 10, 2020, the Company issued $1,000 aggregate principal amount of 3.400% notes due 2026, or the 3.40% notes, and together with the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes and the 8.625% notes, the Unsecured Notes. The 3.40% notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 3.40% notes. The 3.40% notes bear interest at a rate of 3.400% per year, payable semi-annually.

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

CLO-1 Notes

On June 25, 2019, FS KKR MM CLO 1 LLC, a Delaware limited liability company and a wholly owned and consolidated special purpose financing subsidiary of the Company, or the Issuer, completed a $378.7 term debt securitization, or the CLO Transaction. The notes offered by the Issuer in the CLO Transaction, originally and then as refinanced with the CLO Reset Notes (as described below), or the CLO-1 Notes, are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans.

On December 22, 2020, the Issuer refinanced the CLO Transaction through a private placement of $383.7 of senior secured notes consisting of: (i) $281.4 of Class A-1R Senior Secured Floating Rate Notes, which bear interest at three-month LIBOR plus 1.85% per annum; (ii) $20.5 of Class A-2R Senior Secured Floating Rate Notes, which bear interest at three-month LIBOR plus 2.25% per annum; (iii) $32.4 of Class B-1R Senior Secured Floating Rate Notes, which bear interest at three-month LIBOR plus 2.60% per annum; (iv) $17.4 of Class B-2R Senior Secured Fixed Rate Notes, which bear interest at 3.011% per annum; and (v) $32.0 of Class C-R Secured Deferrable Floating Rate Notes (the “Class C Notes”), which bear interest at three-month LIBOR plus 3.10% per annum (collectively, the “CLO Reset Notes”). The Company holds 100% of the Class C Notes. The CLO Reset Notes are scheduled to mature on January 15, 2031 and the reinvestment period ends January 15, 2023. On the original closing date of the CLO Transaction, in consideration of the Company’s transfer to the Issuer of the initial closing date loan portfolio, which included loans distributed to the Company by certain of the Company’s wholly owned subsidiaries, the Issuer transferred to the Company a portion of the net cash proceeds received from the original sale of the CLO-1 Notes. To the extent that the fair market value of the initial closing date loan portfolio sold to the Issuer exceeds the cash purchase price paid by the Issuer in consideration of such loan portfolio, such excess will be deemed a capital contribution made by the Company to the Issuer in respect of the Membership Interests that the Company holds in the Issuer. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

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

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2020, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2 LLC	$4.5
A10 Capital LLC	14.1
All Systems Holding LLC	7.2
Apex Group Limited	1.2
Ardonagh Group Ltd	0.8
Aspect Software Inc	0.7
CSafe Global	1.5
Eagle Family Foods Inc	7.1
Entertainment Benefits Group LLC	0.5
FloWorks International LLC	6.4
Heniff Transportation Systems LLC	4.8
Individual FoodService	0.4
Individual FoodService	0.5
J S Held LLC	1.4
J S Held LLC	5.1
Kellermeyer Bergensons Services LLC	28.3
Lexitas Inc	4.2
Lexitas Inc	2.5
Miami Beach Medical Group LLC	1.4
Motion Recruitment Partners LLC	29.8
Omnimax International Inc	7.7
P2 Energy Solutions Inc.	4.7
Revere Superior Holdings Inc	1.0
RSC Insurance Brokerage Inc	3.1
RSC Insurance Brokerage Inc	6.3
Sungard Availability Services Capital Inc	0.4
Sweeping Corp of America Inc	3.4
Sweeping Corp of America Inc	1.7
Sweet Harvest Foods Management Co	0.8
Truck-Lite Co LLC	2.5

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	5.5
Callodine Commercial Finance LLC	12.1
Home Partners JV, Structured Mezzanine	9.7
Opendoor Labs Inc, 2L Term Loan	47.1

Total	$228.4

Unfunded equity/other commitments	$142.9

(1)	May be commitments to one or more entities affiliated with the named company.

As of December 31, 2020, the Company’s debt commitments are comprised of $46.8 revolving credit facilities and $181.6 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(0.3). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

As of December 31, 2020, the Company also has an unfunded commitment to provide $65.8 of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on SCJV’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2020 and December 31, 2019.

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2016	$1,703	2.35	—	N/A
2017	$1,722	2.33	—	N/A
2018	$3,397	2.23	—	N/A
2019	$4,195	1.92	—	N/A
2020	$4.042	1.77	—	N/A

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Per Share Data:(1)
Net asset value, beginning of period	$30.54	$31.35	$37.20	$37.65	$36.39
Results of operations(2)
Net investment income (loss)	2.66	3.16	3.28	3.32	3.40
Net realized gain (loss) and unrealized appreciation (depreciation)	(5.85)	(1.27)	(5.73)	(0.33)	1.42

Net increase (decrease) in net assets resulting from operations	(3.19)	1.89	(2.45)	2.99	4.82

Stockholder distributions(3)
Distributions from net investment income	(2.56)	(3.04)	(3.40)	(3.44)	(3.56)
Distributions from net realized gain on investments	—	—	—	—	—

Net decrease in net assets resulting from stockholder distributions	(2.56)	(3.04)	(3.40)	(3.44)	(3.56)

Capital share transactions
Issuance of common stock(4)	—	—	0.00	0.00	0.00
Repurchases of common stock(5)	0.23	0.34	0.16	—	—
Deduction of deferred costs(6)	—	—	(0.16)	—	—

Net increase (decrease) in net assets resulting from capital share transactions	0.23	0.34	—	—	—

Net asset value, end of period	$25.02	$30.54	$31.35	$37.20	$37.65

Per share market value, end of period	$16.56	$24.52	$20.72	$29.40	$41.20

Shares outstanding, end of period	123,755,965	126,581,766	132,869,685	61,431,354	61,015,839

Total return based on net asset value(7)	(9.69)%	7.14%	(6.56)%	7.97%	13.19%

Total return based on market value(8)	(19.73)%	33.80%	(20.15)%	(21.39)%	25.91%

Ratio/Supplemental Data:
Net assets, end of period	$3,096	$3,866	$4,166	$2,285	$2,297
Ratio of net investment income to average net assets(9)	10.44%	10.09%	9.15%	8.86%	9.32%
Ratio of total operating expenses to average net assets(9)	9.71%	9.09%	8.57%	9.48%	9.69%
Ratio of net operating expenses to average net assets(9)	9.71%	9.09%	8.44%	9.37%	9.69%
Portfolio turnover	32.95%	38.49%	19.92%	29.17%	29.65%
Total amount of senior securities outstanding, exclusive of treasury securities	$4,042	$4,195	$3,397	$1,722	$1,703
Asset coverage per unit(10)	1.77	1.92	2.23	2.33	2.35

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

(4)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s distribution reinvestment plan is an increase to the net asset value of less than $0.01 per share during the years ended December 31, 2018, 2017 and 2016.

(5)

Represents the incremental impact of the Company’s share repurchase program by buying shares in the open market at a price lower than net asset value per share for the years ended December 31, 2020, 2019 and 2018.

(6)

As a result of the purchase price allocation for the 2018 Merger, the Company permanently wrote off approximately $22 of deferred costs and prepaid assets from CCT’s balance sheet. Refer to Note 13 for a discussion of the 2018 Merger.

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

(9)

Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2020, 2019, 2018, 2017 and 2016:

	Year Ended December 31,
	2020	2019	2018	2017	2016
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	—	—
Ratio of subordinated income incentive fees to average net assets	—	1.40%	1.16%	2.19%	2.33%
Ratio of interest expense to average net assets	5.36%	4.19%	3.75%	3.44%	3.33%
Ratio of excise taxes to average net assets	0.32%	0.17%	0.31%	0.23%	0.25%

(10)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 13. CCT Acquisition

On December 19, 2018, the Company completed its previously announced acquisition of CCT pursuant to the 2018 Merger Agreement. Pursuant to the 2018 Merger Agreement, CCT was first merged with and into Merger Sub, with CCT as the surviving corporation, and, immediately following such merger, CCT was then merged with and into the Company, with the Company as the surviving company.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 13. CCT Acquisition (continued)

In accordance with the terms of the 2018 Merger Agreement, each outstanding share of CCT common stock was converted into the right to receive 2.3552 shares of the Company’s common stock (with CCT stockholders receiving cash in lieu of fractional shares of the Company’s common stock). As a result, the Company issued an aggregate of approximately 292,324,670 shares of its common stock to former CCT stockholders. Share and exchange ratio amounts in the foregoing do not reflect the Reverse Stock Split as discussed in Note 3.

The 2018 Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in Accounting Standards Codification 805-50, Business Combinations—Related Issues. The fair value of the 2018 Merger consideration paid by the Company was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill.

In applying the asset acquisition method of accounting, the Company used a cost approach to allocate the cost of the consideration given against the assets being acquired. The cost of the acquisition was determined to be the fair value of the consideration given as the Company determined that the fair value of the shares of its Common Stock issued pursuant to the 2018 Merger Agreement based on its most recent traded price on the NYSE to be the most evident. Since the fair value of the consideration given was less than the fair value of the assets received, the Company utilized the relative fair value method to reduce the recorded value of deferred costs and prepaid assets by $22 and CCT’s investments by $717. Immediately upon consummation of the 2018 Merger, CCT’s investments that were written down as a result of the purchase price allocation were written back up to their respective fair values under ASC Topic 820. This is reflected as change in unrealized appreciation from merger accounting on the consolidated statement of operations.

The 2018 Merger was considered a tax-free reorganization. The Company has elected to carry forward the historical cost basis of the CCT investments, resulting in an additional $260 of unrealized depreciation on its investments from CCT.

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the 2018 Merger:

Common stock issued	$1,574

Total purchase price	$1,574

Assets acquired:
Investments, at fair value	$3,451
Cash and cash equivalents	197
Other assets	64

Total other assets acquired	$3,712
Debt	1,928
Other liabilities assumed	$210

Total purchase price	$1,574

The Company incurred $7 of professional fees and other costs associated with the 2018 Merger. Such costs were capitalized by the Company and included in the purchase price of the 2018 Merger. Subsequent to the 2018 Merger, the investments were marked up to their fair value, while the deferred costs and prepaid assets ($0.16 per share) were permanently written off.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 13. CCT Acquisition (continued)

The following table summarizes the balance sheet of CCT on the 2018 Merger date subsequent to the mark up of CCT investments to their fair value:

Cash	$197
Investments ($4,428 at cost)	4,168
Other assets	64

Total assets	$4,429
Debt	1,928
Other liabilities	210

Total liabilities	$2,138

Net assets	$2,291

Note 14. Pending Merger with FSKR

On November 23, 2020, the Company entered into the 2020 Merger Agreement with FSKR, Merger Sub, Inc., and the Advisor. The 2020 Merger Agreement provides that, subject to the conditions set forth in the 2020 Merger Agreement, Merger Sub will merge with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of FSK, or the First Merger, and, immediately thereafter, FSKR will merge with and into FSK, with FSK continuing as the surviving company, or together with the First Merger, the 2021 Merger. The board of directors of each Fund has approved the 2021 Merger, with the participation throughout by, and the unanimous support of, its respective independent directors. The parties to the 2020 Merger Agreement intend the 2021 Merger to be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

In the 2021 Merger, each share of FSKR common stock issued and outstanding immediately prior to the effective time of the First Merger will be converted into a number of shares of FSK common stock equal to an exchange ratio to be determined in connection with the closing of the 2021 Merger, or the Exchange Ratio. The Exchange Ratio will equal the net asset value per share of FSKR common stock, respectively (determined no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the 2021 Merger), divided by the net asset value per share of FSK common stock (determined, in each case, no earlier than 48 hours (excluding Sundays and holidays) prior to the closing date of the 2021 Merger). Holders of FSKR common stock may receive fractional shares or cash in lieu of fractional shares, at the election of FSK.

The 2020 Merger Agreement contains representations, warranties and covenants, including, among others, covenants relating to the operation of each of the Funds and FS/KKR Advisor’s businesses during the period prior to the closing of the 2021 Merger. The Funds have agreed to convene and hold meetings of their respective stockholders for the purpose of obtaining the required approvals of the Funds’ stockholders, respectively, and have agreed to recommend that their stockholders approve their respective proposals.

The 2020 Merger Agreement provides that the board of directors of each Fund may not solicit proposals relating to alternative transactions, or, subject to certain exceptions, enter into discussions or negotiations or provide information in connection with any proposal for an alternative transaction. However, each of the Funds may, subject to certain conditions, change its recommendation to their respective stockholders, terminate the 2020 Merger Agreement and enter into an agreement with respect to a superior alternative proposal if the board of directors of such Fund determines in its reasonable good faith judgment, after consultation with its outside legal counsel, that the failure to take such action would be reasonably likely to breach its standard of conduct under applicable law (taking into account any changes to the 2020 Merger Agreement proposed by the other Fund).

Consummation of the 2021 Merger, which is currently anticipated to occur during the second or third quarter of 2021, is subject to certain closing conditions, including (1) requisite approvals of the Funds’ stockholders, (2) the absence of certain legal impediments to the consummation of the 2021 Merger, (3) effectiveness of the registration statement on Form N-14, which

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 14. Pending Merger with FSKR (continued)

includes a joint proxy statement of the Funds and a prospectus of FSK, or the Proxy Statement, (4) subject to certain exceptions, the accuracy of the representations and warranties and compliance with the covenants of each party to the 2020 Merger Agreement and (5) required regulatory approvals (including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended).

The 2020 Merger Agreement also contains certain termination rights in favor of each Fund including if the 2021 Merger is not completed on or before November 23, 2021 or if the requisite approvals of the applicable Fund’s stockholders are not obtained. The 2020 Merger Agreement also provides that, upon the termination of the 2020 Merger Agreement under certain circumstances, a third party may be required to pay FSKR a termination fee of approximately $90.8, or a third party may be required to pay FSK a termination fee of approximately $126.2.

In connection with the 2021 Merger, the Company is seeking stockholder approval to amend the Company’s investment advisory agreement to (a) reduce FSK’s income incentive fee rate from 20% to 17.5% and (b) remove the total return lookback provision applicable to the subordinated incentive fee on income. The Advisor has also agreed to waive income incentive fees in the amount of $15 per quarter for the first six full fiscal quarters of operations following the 2021 Merger for a total waiver of $90.

Note 15. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2020 and 2019. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Investment income	$163	$147	$150	$179
Operating expenses
Net expenses and excise taxes	85	69	73	81

Net investment income	78	78	77	98
Realized and unrealized gain (loss)	65	132	(132)	(801)

Net increase (decrease) in net assets resulting from operations	$143	$210	$(55)	$(703)

Per share information-basic and diluted
Net investment income	$0.63	$0.63	$0.62	$0.78

Net increase (decrease) in net assets resulting from operations	$1.16	$1.70	$(0.44)	$(5.59)

Weighted average shares outstanding	123,755,965	123,755,965	123,806,337	125,855,913

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (Unaudited) (continued)

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Investment income	$186	$199	$199	$195
Operating expenses
Net expenses and excise taxes	86	84	98	100

Net investment income	100	115	101	95
Realized and unrealized gain (loss)	(127)	(44)	—	6

Net increase (decrease) in net assets resulting from operations	$(27)	$71	$101	$101

Per share information-basic and diluted
Net investment income	$0.79	$0.89	$0.77	$0.72

Net increase (decrease) in net assets resulting from operations	$(0.21)	$0.55	$0.77	$0.77

Weighted average shares outstanding(1)	127,189,576	129,385,824	130,549,922	131,876,783

(1)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect the Reverse Stock Split on a retroactive basis.

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2020 and 2019. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

For the year ended December 31, 2020, 78.9% of net investment income distributions qualified as interest related dividends for FSK stockholders which are exempt from U.S. withholding tax applicable to non U.S. shareholders.

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 72.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2020, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from an amendment to this Annual Report on Form 10-K, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

2.2	Agreement and Plan of Merger, dated as of November 23, 2020, by and among FS KKR Capital Corp., FS KKR Capital Corp. II, Rocky Merger Sub, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.5	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.6	Third Amended and Restated Bylaws of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

3.7	Amendment No. 1 to the Second Amended and Restated Bylaws of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.4	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.5	Fourth Supplemental Indenture, dated as of July 15, 2019, relating to the 4.625% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.6	Form of 4.625% Notes due 2024. (Included as Exhibit A to the Fourth Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.7	Fifth Supplemental Indenture, dated as of November 20, 2019, relating to the 4.125% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.8	Form of 4.125% Notes due 2025. (Included as Exhibit A to the Fifth Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.9	Sixth Supplemental Indenture, dated as of April 30, 2020 relating to the 8.625% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.10	Form of 8.625% Notes due 2025. (Included as Exhibit A to the Sixth Supplemental Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.11	Seventh Supplemental Indenture, dated as of December 10, 2020 relating to the 3.400% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.12	Form of 3.400% Notes due 2026. (Included as Exhibit A to the Seventh Supplemental Indenture in Exhibit 4.11) (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.13	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.14	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.15*	Description of Securities

10.1	Investment Advisory Agreement, dated as of December 20, 2018, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.4	Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Locust Street Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019.)

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among the Company, FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.6	Commitment Increase Letter, dated as of March 3, 2020, among BNP Paribas, ING Capital LLC, the Company, FS KKR Capital Corp. II and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

10.7†	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 5, 2020, by and among the Company, FS KKR Capital Corp. II, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.7 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

10.8	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 23, 2020, by and among the Company and FS KKR Capital Corp. II, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

109	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.10	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.11	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.12	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.13	Fifth Amendment to Loan and Servicing Agreement, dated as of December 2, 2019, by and among CCT Tokyo Funding LLC, the Company, and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2019.)

10.14	Sixth Amendment to Loan and Servicing Agreement, dated December 1, 2020, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020.)

10.15	Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

10.16	Amended and Restated Indenture, dated December 22, 2020, by and between FS KKR MM CLO 1 LLC and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

21.1*	Subsidiaries of the Company.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer a pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer a pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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

Item 16. Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

FS KKR CAPITAL CORP.

Date: March 1, 2021	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: March 1, 2021	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: March 1, 2021	/s/ STEVEN LILLY
Steven Lilly Chief Financial Officer (Principal Financial Officer)

Date: March 1, 2021	/s/ WILLIAM GOEBEL
William Goebel Chief Accounting Officer (Principal Accounting Officer)

Date: March 1, 2021	/s/ BARBARA ADAMS
Barbara Adams Director

Date: March 1, 2021	/s/ TODD BUILIONE
Todd Builione Director

Date: March 1, 2021	/s/ BRIAN R. FORD
Brian R. Ford Director

Date: March 1, 2021	/s/ RICHARD GOLDSTEIN
Richard Goldstein Director

Date: March 1, 2021	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: March 1, 2021	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: March 1, 2021	/s/ JEREL A. HOPKINS
Jerel A. Hopkins Director

Date: March 1, 2020	/s/ OSAGIE IMOSAGIE
Osagie Imosagie Director

Date: March 1, 2021	/s/ JAMES H. KROPP
James H. Kropp Director

Date: March 1, 2021	/s/ ELIZABETH SANDLER
Elizabeth Sandler Director