Form 10-K/A
period 2020-12-31
FS KKR Capital Corp
filed 2021-04-30
CIK 1422183

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

Common Stock, par value

$0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 123,755,965 shares of the registrant’s common stock outstanding as of April 1, 2021.

Documents Incorporated by Reference

None.

Explanatory Note

FS KKR Capital Corp., or the Company, which may also be referred to as “we,” “us” or “our,” is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2020, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2021 (the “Original Report”). The purpose of this Amendment is to include Part III information, which was to be incorporated by reference by this Amendment in reliance on General Instruction G(3) to Form 10-K. This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of new Exhibits 31.1 and 31.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the cover page has been updated and amended.

The Amendment does not affect any other items in the Original Report, including the Company’s financial statements and the notes to the financial statements. Except as otherwise indicated, the Amendment speaks as of the date of the Original Report and reflects only the changes discussed above. Accordingly, this Amendment should be read in conjunction with the Original Report.

FS KKR CAPITAL CORP.

FORM 10-K/A FOR THE FISCAL YEAR

ENDED DECEMBER 31, 2020

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

The Board is currently comprised of eleven directors, nine of whom are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act of 1940, as amended (the “1940 Act”) of the Company or FS/KKR Advisor, LLC, the Company’s investment adviser (the “Advisor”), and are “independent” as defined by Rule 303A.00 in the New York Stock Exchange (“NYSE”) Listed Company Manual. These individuals are referred to as the Company’s independent directors (the “Independent Directors”). Section 2(a)(19) of the 1940 Act defines an “interested person” to include, among other things, any person who has, or within the last two years had, a material business or professional relationship with the Company. The members of the Board who are not Independent Directors are referred to as interested directors (the “Interested Directors”).

Directors

Information regarding the Board is set forth below. We have divided the directors into two groups—Interested Directors and Independent Directors. The address for each director is c/o FS KKR Capital Corp., 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.

NAME	AGE	DIRECTOR SINCE	EXPIRATION OF TERM
Interested Directors(1)
Michael C. Forman	60	2007	2022
Todd Builione	46	2018	2021
Independent Directors
Barbara Adams	69	2018	2022
Brian R. Ford	72	2018	2021
Michael J. Hagan	58	2011	2023
Jeffrey K. Harrow	64	2010	2023
Jerel A. Hopkins.	49	2018	2022
James H. Kropp	72	2018	2023
Richard I. Goldstein	60	2018	2021
Osagie Imasogie	59	2019	2021
Elizabeth J. Sandler	50	2019	2023

(1)	“Interested person” of the Company as defined in Section 2(a)(19) of the 1940 Act. Messrs. Forman and Builione are each an “interested person” because of their affiliation with the Advisor.

Interested Directors

Michael C. Forman is chairman and chief executive officer of Franklin Square Holdings, LP “(FS Investments”) and has been leading the company since its founding in 2007. He has served as the chairman and chief executive officer of the Advisor since its inception. Mr. Forman also currently serves as chairman, president and/or chief executive officer of FS KKR Capital Corp. II (“FSKR”) and other funds sponsored by FS Investments and its affiliates. Prior to founding FS Investments, Mr. Forman founded a private equity and real estate investment firm. He started his career as an attorney in the Corporate and Securities Department at the Philadelphia based law firm of Klehr Harrison Harvey Branzburg LLP (“Klehr Harrison”). In addition to his career as an attorney and investor, Mr. Forman has been an active entrepreneur and has founded several companies, including companies engaged in the gaming, specialty finance and asset management industries. Mr. Forman is a member of a number of civic and charitable boards, including The Franklin Institute, Drexel University and the Philadelphia Center City District Foundation. He is also Chairman of Vetri Community Partnership. Mr. Forman received his B.A., summa cum laude, from the University of Rhode Island, where he was elected Phi Beta Kappa, and received his J.D. from Rutgers University.

Mr. Forman has extensive experience in corporate and securities law and has founded and served in a leadership role of various companies, including the Advisor. The Board believes Mr. Forman’s experience and his positions as the Company’s and the Advisor’s chief executive officer make him a significant asset to the Company.

Todd C. Builione serves as the Advisor’s president and, from 2018 through October 2019, the Company’s president. Mr. Builione is also a member of the board of directors of FSKR. Mr. Builione joined KKR Credit Advisors (US) LLC (“KKR Credit”), in 2013, is a member of KKR & Co. (“KKR”), and president of KKR Credit and Markets. Mr. Builione also serves on KKR Credit’s Investment Management & Distribution Committee and its Risk and Operations Committee. Prior to joining KKR Credit, Mr. Builione served as president of Highbridge Capital Management, chief executive officer of Highbridge’s Hedge Fund business and a member of the Investment and Risk Committees. Mr. Builione began his career at the Goldman Sachs Group, where he was predominantly focused on capital markets and mergers and acquisitions for financial institutions. He received a B.S., summa cum laude, and was a Merrill Presidential Scholar, from Cornell University and a J.D., cum laude, from Harvard Law School. Mr. Builione serves on the board of directors of Marshall Wace, a liquid alternatives provider which formed a strategic partnership with KKR Credit in 2015. Mr. Builione also serves on the Advisory Council of Cornell University’s Dyson School of Applied Economics and Management, and on the board of directors of the Pingry School.

Mr. Builione has extensive experience and familiarity with the markets in which the Company primarily invests, along with significant knowledge and prior experience in the management of large businesses in the areas the Company operates in, and portfolio risk management and analytics. The Board believes Mr. Builione’s experience and his position as the Advisor’s president make him a significant asset to the Company.

Independent Directors

Barbara Adams served as the executive vice president—legal affairs and general counsel of the Philadelphia Housing Authority from August 2011 to April 2016, and as a trustee of each of the Philadelphia Housing Authority Retirement Income Trust and the Philadelphia Housing Authority Defined Contribution Pension Plan from November 2011 to April 2016. She served as the general counsel of the Commonwealth of Pennsylvania (the “Commonwealth”), from 2005 until January 2011. As general counsel to the Commonwealth, Ms. Adams led a staff of more than 500 lawyers in representing then Pennsylvania Governor Edward G. Rendell and more than 30 executive and independent agencies and commissions in litigation, transactions, regulatory, legislative and criminal justice matters. Prior to her appointment as general counsel to the Commonwealth, Ms. Adams was a partner at the law firm of Duane Morris LLP in Philadelphia, focusing her practice on taxable and tax-exempt public finance, affordable housing development matters, state and local government law, energy law and campaign finance law. Ms. Adams previously served as the policy committee co-chair on housing, in then Governor-elect Edward G. Rendell’s transition team. She is a charter member of the Forum on Affordable Housing and Community Development Law of the American Bar Association, a former member of the National Association of Bond Lawyers, a member of the Pennsylvania Association of Bond Lawyers and of the American, Pennsylvania and Philadelphia Bar Associations. Ms. Adams is a past member of the board and secretary of Philadelphia Neighborhood Enterprise, a nonprofit corporation affiliated with The Enterprise Foundation, a past member of the board and treasurer of the Reading Terminal Market, and a past member of the respective boards of the Pennsylvania Association of Bond Lawyers, the Philadelphia Association of Community Development Corporations and the People’s Emergency Center in Philadelphia. Ms. Adams has served on a number of other charitable and public organizations, including a term as commissioner of the Philadelphia Gas Commission, as an advisory board member on the Homeless Advocacy Project of the Philadelphia Bar Association, as a commissioner and secretary of the Independent Charter Commission of the City of Philadelphia and as an advisory board member of The Nuclear World Project. Ms. Adams previously served on the housing policy committees of the respective transition teams of both then Pennsylvania Governor-elect Edward G. Rendell and then Pennsylvania Governor-elect Tom Wolf. Ms. Adams is a graduate of Temple University School of Law and a graduate of Smith College.

The Board believes that Ms. Adams’ extensive service in the private and public sectors provides her with experience that would be beneficial to the Company.

Brian R. Ford retired as a partner of Ernst & Young LLP, a multinational professional services firm, in July 2008, where he was employed since 1971. Mr. Ford currently serves on the board of Clearway Energy, Inc. and AmeriGas Propane, Inc. Mr. Ford was previously the chief executive officer of Washington Philadelphia Partners, LP, a real estate investment company, from July 2008 to April 2010. He also serves on the boards of Drexel University and Drexel University College of Medicine since March 2004 and March 2009, respectively. Mr. Ford received his B.S. in Economics from Rutgers University. He is a Certified Public Accountant.

Mr. Ford’s extensive financial accounting experience and service on the boards of public companies, in the opinion of the Board, provides him with experience and insight which is beneficial to the Company.

Michael J. Hagan is a co-founder of Hawk Capital Partners, a private equity firm, where he currently serves as managing partner, and has served in such capacity since December 2014. Prior to co-founding Hawk Capital Partners, Mr. Hagan previously served as the President of LifeShield, Inc. (“LifeShield”), from June 2013 to May 2014, a leading wireless home security company which was acquired by and became a division of DirecTV in 2013. He previously served as the chairman, president and chief executive officer of LifeShield from December 2009 to May 2013. Prior to his employment by LifeShield, Mr. Hagan served as chairman of NutriSystem, Inc. (“NutriSystem”), from 2002 to November 2008, as chief executive officer of NutriSystem from 2002 to May 2008 and as president of NutriSystem from July 2006 to September 2007. Prior to joining NutriSystem, Mr. Hagan was the co-founder of Verticalnet Inc. (“Verticalnet”), and held a number of executive positions at Verticalnet since its founding in 1995, including chairman of the board from 2002 to 2005, president and chief executive officer from 2001 to 2002, executive vice president and chief operating officer from 2000 to 2001 and senior vice president prior to that time. Mr. Hagan has served on the board of directors of NutriSystem since February 2012, presiding in the role of chairman of the board since April 2012. Mr. Hagan previously served as a director of NutriSystem from 2002 to November 2008, Verticalnet from 1995 to January 2008 and Actua Corporation (formerly known as ICG Group, Inc.) from June 2007 to February 2018. Mr. Hagan also served as a member of the board of trustees of American Financial Realty Trust from 2003 to June 2007. Mr. Hagan holds a B.S. in Accounting from Saint Joseph’s University. He is also a Certified Public Accountant (inactive).

Mr. Hagan has significant experience as an entrepreneur and senior executive at public and private organizations. Mr. Hagan also has extensive experience in corporate finance, private equity, financial reporting and accounting and controls. This experience has provided Mr. Hagan, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Jeffrey K. Harrow has been chairman of Sparks Marketing Group, Inc. (“Sparks”), since 2001, a global brand experience agency with offices throughout the United States and international offices in Paris, France and Shanghai, China. Sparks’ clients include a number of Fortune 500 companies. Prior to joining Sparks, Mr. Harrow served as president and chief executive officer of CMPExpress.com from 1999 to 2000. Mr. Harrow created the strategy that allowed CMPExpress.com to move from a Business-to-Consumer marketplace into the Business-to-Business sector. In 2000, Mr. Harrow successfully negotiated the sale of CMPExpress.com to Cyberian Outpost (NASDAQ ticker: COOL). From 1982 through 1998, Mr. Harrow was the president, chief executive officer and a director of Travel One, a national travel management company. Mr. Harrow was responsible for growing the company from a single office location to more than 100 offices in over 40 cities and to its rank as the 6th largest travel management company in the United States. Under his sales strategy, annual revenues grew from $8 million to just under $1 billion. During this time, Mr. Harrow purchased nine travel companies in strategic cities to complement Travel One’s organic growth. In 1998, Mr. Harrow and his partners sold Travel One to American Express. Mr. Harrow’s past directorships include service as a director of the Dean’s Board of Advisors of The George Washington University School of Business. Mr. Harrow is a graduate of The George Washington University School of Government and Business Administration, where he received his B.B.A. in 1979.

Mr. Harrow has served in a senior executive capacity at various companies, as well as a member of various boards. His extensive service at various companies has provided him, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Jerel A. Hopkins has served as vice president and associate general counsel of Delaware Management Holdings, Inc., a diversified asset management firm and an affiliate of Macquarie, since November 2004. Prior to joining Delaware Management Holdings, Inc., Mr. Hopkins served as an attorney in the corporate and securities department of the law firm Klehr Harrison from January 2000 to November 2004. Mr. Hopkins served as counsel in the division of enforcement and litigation of the Pennsylvania Securities Commission from August 1997 to December 1999 and as lead counsel of the internet fraud unit from January 1999 to December 1999. In addition, Mr. Hopkins served as special counsel on behalf of the Pennsylvania Securities Commission to the North American Securities Administrators Association, Inc. from January 1999 to December 1999. Mr. Hopkins has also served on the board of trustees of the Philadelphia College of Osteopathic Medicine since February 2012. Mr. Hopkins received his B.S. from the Wharton School of the University of Pennsylvania and his J.D. from Villanova University School of Law.

Mr. Hopkins has significant experience in corporate and securities law matters and has served as a member of a number of boards. This experience has provided Mr. Hopkins, in the opinion of the Board, with experience and insight which is beneficial to the Company.

James H. Kropp served as an independent director of Corporate Capital Trust, Inc. (“CCT”), from 2011 until the merger of the Company and CCT, and as an independent trustee for Corporate Capital Trust II (“CCT II”) from 2015 until its merger with FSKR. Mr. Kropp currently serves as chief investment officer of SLKW Investments LLC, successor to i3 Funds, LLC, a position he has held since 2009 and was chief financial officer of Microproperties LLC from 2012 to March 2019. Since 1998, Mr. Kropp has been a director and member of the Nominating/Corporate Governance committee of PS Business Parks, Inc., a public real estate investment trust whose shares are listed on the NYSE. Mr. Kropp became an independent trustee of NYSE-listed American Homes 4 Rent and chairman of its audit committee at its founding in November 2012. Mr. Kropp received a B.B.A. Finance from St. Francis College and completed the MBA/CPA preparation program from New York University. Mr. Kropp has, in the past, been licensed to serve in a variety of supervisory positions (including financial, options and compliance principal) by the National Association of Securities Dealers. He is a member of the American Institute of CPAs and a Board Leadership Fellow for the National Association of Corporate Directors.

The Board believes Mr. Kropp’s direct experience with investments as a portfolio manager and registered investment adviser, together with his accounting, auditing and finance experience, is valuable to the Company.

Richard I. Goldstein has served as chief operating officer of Radius Global Infrastructure Inc. (“Radius Global”) since 2020 and has previously served as a managing director of Liberty Associated Partners, LP (“LAP”) since 2000 and Associated Partners, LP (“AP”) since 2006, both investment funds that make private and public market investments in communications, media, Internet and energy companies. Prior to joining Radius Global, LAP and AP, Mr. Goldstein was vice president of The Associated Group, Inc. (“AGI”), a multi-billion dollar publicly traded owner and operator of communications-related businesses and assets. While at AGI, he assisted in establishing Teligent, Inc., of which he was a director, and was responsible for operating AGI’s cellular telephone operations. Mr. Goldstein is currently a member of the board of directors of Ubicquia LLC and has counseled many early stage companies. Mr. Goldstein received a Bachelor of Science in Business and Economics from Carnegie Mellon University and received training at the Massachusetts Institute of Technology in Management Information Systems.

Mr. Goldstein has extensive experience as a senior executive and in negotiating investment transactions in a variety of industries. This experience has provided Mr. Goldstein, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Osagie Imasogie has over 30 years of experience in the field of law, finance, business management, healthcare and the pharmaceutical industry. He is a co-founder and the senior managing partner of PIPV Capital, a private equity firm that is focused on the life sciences vertical. Prior to co-founding PIPV Capital, Mr. Imasogie conceptualized and established GlaxoSmithKline Ventures and was its founding vice president. Mr. Imasogie has held senior commercial and R&D positions within pharmaceutical companies such as GSK, SmithKline, DuPont Merck and Endo, where he was the founding general counsel and senior vice president for corporate development. Mr. Imasogie has also been a Price Waterhouse corporate finance partner as well as a practicing attorney with a leading US law firm. Mr. Imasogie is a serial entrepreneur and investor. He serves as chairman and founder of iLera Healthcare and was also the founder and chairman of Iroko Pharmaceuticals, Ception Therapeutics Inc. and Trigenesis Therapeutics Inc. In addition, he serves on the board of a number of financial institutions such as Haverford Trust and StoneRidge Investment. Mr. Imasogie is a Trustee of the University of Pennsylvania and a member of the Board of Overseers of the University of Pennsylvania Law School, where he is an adjunct professor of Law. Mr. Imasogie also serves on the board of the Philadelphia Orchestra and the Philadelphia Museum of Art. Mr. Imasogie holds post-graduate degrees from the University of Pennsylvania Law School and the London School of Economics.

Mr. Imasogie has served in a senior executive capacity at various companies, as well as a member of various boards. His extensive service at various companies has provided him, in the opinion of the Board, with insight which is beneficial to the Company.

Elizabeth Sandler is the founder and has served as the chief executive officer of Echo Juliette, a consultant and adviser on workplace investments spanning executive coaching, employee productivity and physical space, since January 2019. Prior to founding Echo Juliette, Ms. Sandler served as managing director of The Blackstone Group and Chief Operating Officer of its Blackstone Real Estate Debt Strategies business from September 2016 to August 2018. Prior to joining The Blackstone Group, she worked at Deutsche Bank from November 2000 to August 2016, including serving at different times as a managing director and global chief operating officer of the Risk Division, Structure Finance business and Commercial Real Estate business, among other roles. Prior to joining Deutsche Bank, she worked at a number of companies in the financial services industry. Ms. Sandler received a B.A. from Duke University and an M.B.A. from The Wharton School of the University of Pennsylvania.

Ms. Sandler’s extensive experience in the financial services industry has provided Ms. Sandler, in the opinion of the Board, with experience and insight which is beneficial to the Company.

Executive Officers

The following persons currently serve as our executive officers in the following capacities:

NAME	AGE	POSITIONS HELD
Michael C. Forman	60	Chief Executive Officer
Brian Gerson	54	Co-President
Daniel Pietrzak	46	Co-President, Chief Investment Officer
Steven Lilly	51	Chief Financial Officer
Stephen S. Sypherd	44	General Counsel and Secretary
William Goebel	46	Chief Accounting Officer
James F. Volk	58	Chief Compliance Officer
Drew O’Toole	32	Co-Chief Operating Officer
Ryan Wilson	44	Co-Chief Operating Officer
Zach Chalfant	37	Treasurer

The address for each executive officer is c/o FS KKR Capital Corp., 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. Each executive officer holds his office until his successor is chosen and qualified, or until his earlier resignation or removal.

Executive Officers Who are Not Directors

Brian Gerson has served as the co-president of the Company since October 2019 and also serves as the co-president of FSKR. He joined FS Investments in November 2017 as its head of Private Credit and has more than 20 years of experience in investing and corporation lending, with specific expertise in lending through business development companies, or BDCs. Mr. Gerson has served on the Advisor’s investment committee since April 2018. Prior to joining FS Investments, he most recently served as group head and managing director at LStar Capital (“LStar”), the credit affiliate of Lone Star Funds, from April 2015 to November 2017. At LStar, Mr. Gerson developed and maintained deep relationships with the financial sponsor community and middle market intermediaries while significantly expanding LStar’s corporate credit business. Prior to joining LStar, Mr. Gerson was a founding member of Solar Capital Partners, which serves as investment adviser to two yield-oriented BDCs. At Solar Capital, he spent seven years from January 2007 to September 2014 in various credit, origination, management, and business development roles, most recently serving as executive vice president of Solar Capital Limited. Prior to joining Solar Capital, Mr. Gerson spent 12 years in various positions, including managing director at CIBC World Markets in its leveraged finance and financial sponsors group. Mr. Gerson graduated summa cum laude and Phi Beta Kappa from Tufts University where he earned a Bachelor of Arts in Mathematics.

Daniel Pietrzak has served as our chief investment officer since April 2018 and co-president since October 2019 and serves as the co-president and chief investment officer of FSKR. Mr. Pietrzak joined KKR Credit in 2016 and is a member of KKR. Mr. Pietrzak is a portfolio manager for KKR Credit’s private credit funds and portfolios and a member of the Global Private Credit Investment Committee, Europe Direct Lending Investment Committee and KKR Credit Portfolio Management Committee. Prior to joining KKR, Mr. Pietrzak was a managing director and the co-head of Deutsche Bank’s structured finance business across the Americas and Europe. Previously, Mr. Pietrzak was based in New York and held various roles in the structured finance and credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at Price Waterhouse in New York and is a Certified Public Accountant. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.

Steven Lilly has served as the chief financial officer of the Company since November 2019 and also serves as chief financial officer of FSKR. He joined FS Investments in October 2019 as a managing director. Mr. Lilly has a wealth of experience in the BDC space and most recently served as chief financial officer and secretary of Triangle Capital Corporation (“Triangle”) and as a member of its board of directors from 2006 and as its chief compliance officer from 2007, prior to Triangle’s sale to Benefit Street Partners and Barings, LLC in 2018. From 2005 to 2006, Mr. Lilly served as chief financial officer of Triangle Capital Partners, LLC. At Triangle, he built the company’s financial and operating infrastructure, oversaw listings on the Nasdaq and NYSE in 2007 and 2010, respectively, and led all corporate M&A and strategic processes. Prior to joining Triangle, Mr. Lilly spent seven years as senior vice president of finance & treasurer at SpectraSite Communications, a publicly traded wireless tower company, which was sold to American Tower Corporation in 2005. He began his career in the media and communications capital markets group at First Union, now part of Wells Fargo. Mr. Lilly earned a B.A. in History from Davidson College and completed the Executive Education Program at University of North Carolina at Chapel Hill. He currently serves on the board of trustees of UNC/Rex Healthcare, Episcopal High School, Saint Mary’s School, and Historic Oakwood Cemetery in Raleigh, NC. He is also a director at America First Multifamily Investors, LP, a publicly traded mortgage real estate investment trust, where he serves as chairman of the audit committee.

Stephen S. Sypherd has served as secretary of the Company since January 2013 and as its general counsel since April 2018. He previously served as the Company’s vice president. Mr. Sypherd also currently serves as the general counsel and secretary of FSKR and secretary, general counsel, vice president and/or treasurer of other funds sponsored by FS Investments. Mr. Sypherd has also served in various senior officer capacities for FS Investments and its affiliated investment advisers, including as senior vice president from December 2011 to August 2014, general counsel since January 2013 and managing director since August 2014. He is responsible for legal and compliance matters across all entities and investment products of FS Investments. Prior to joining FS Investments, Mr. Sypherd served for eight years as an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, where he practiced corporate and securities law. Mr. Sypherd received his B.A. in Economics from Villanova University and his J.D. from the Georgetown University Law Center, where he was an executive editor of the Georgetown Law Journal. He serves on the board of trustees of the University of the Arts where he is also the chairman of the audit committee (and on the executive and governance committees of that board).

William Goebel has served as chief accounting officer of the Company since October 2019. Previously, Mr. Goebel served as the Company’s treasurer from April 2018 to June 2020 and the Company’s chief financial officer from July 2011 to September 2014 and from September 2016 to October 2019. Mr. Goebel also serves as chief accounting officer of FSKR and as chief financial officer of other funds sponsored by FS Investments. Prior to joining FS Investments, Mr. Goebel held a senior manager audit position with Ernst & Young LLP in the firm’s asset management practice from 2003 to January 2011, where he was responsible for the audits of regulated investment companies, private investment partnerships, investment advisers and broker-dealers. Mr. Goebel began his career at a regional public accounting firm, Tait, Weller and Baker LLP in 1997. Mr. Goebel received a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997. He is a Certified Public Accountant and holds the CFA Institute’s Chartered Financial Analyst designation. Mr. Goebel serves on the board of directors of Philadelphia Reads (and serves as treasurer and chairs the audit committee of that board).

James F. Volk has served as our chief compliance officer since April 2015. Mr. Volk also serves as the chief compliance officer of FSKR and other funds sponsored by FS Investments. He is responsible for all compliance and regulatory issues affecting the Company and the foregoing companies. Before joining FS Investments and its affiliated investment advisers in October 2014, Mr. Volk was the chief compliance officer, chief accounting officer and head of traditional fund operations at SEI Investment Company’s Investment Manager Services market unit. Mr. Volk was also formerly the assistant chief accountant at the SEC’s Division of Investment Management and a senior manager for PricewaterhouseCoopers. Mr. Volk graduated from the University of Delaware with a B.S. in Accounting.

Drew O’Toole has served as the co-chief operating officer of the Company since October 2019 and also serves as the co-chief operating officer of FSKR. He is a managing director of FS Investments, which he joined in April 2014. Previously, Mr. O’Toole was a director of corporate strategy at FS Investments. His responsibilities were primarily focused on the design, analysis and implementation of key firm strategic initiatives. Prior to FS Investments, he worked in various roles at Cambridge Associates LLC, an institutional investment advisory and consulting firm. Mr. O’Toole graduated summa cum laude from the University of Pittsburgh with degrees in Finance and Business Management. He is also a CFA charterholder.

Ryan Wilson has served as the co-chief operating officer of the Company since October 2019 and also serves as the co-chief operating officer of FSKR. He joined KKR Credit in 2006 and he is currently a managing director of KKR and the chief operating officer of KKR Private Credit. Mr. Wilson served as CCT’s chief operating officer prior to its merger with FSK and has held various roles across KKR Credit. Prior to joining KKR Credit, Mr. Wilson was with PricewaterhouseCoopers, serving a variety of clients across industries. Mr. Wilson holds a B.A. in Economics with honors from Wilfrid Laurier University and a MAcc in Accounting from the University of Waterloo. He also is a CFA charterholder, Chartered Professional Accountant and a Chartered Accountant.

Zach Chalfant has served as the treasurer of the Company since June 2020 and also serves as the treasurer of FSKR. He is an executive director of FS Investments, which he joined in September 2012. Previously, Mr. Chalfant was a director of portfolio management at FS Investments, where his responsibilities were focused on reporting and liability management. Prior to joining FS Investments, Mr. Chalfant worked in various roles as JPMorgan Chase and City of London Investment Management. Mr. Chalfant holds a B.S. in Finance from the University of Maryland.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics (as amended and restated, the “Code of Business Conduct and Ethics”) pursuant to Rule 17j-1 promulgated under the 1940 Act, which applies to, among others, its officers, including its Chief Executive Officer and Chief Financial Officer, as well as the members of the Board. The Company’s Code of Business Conduct and Ethics can be accessed on the Corporate governance portion of the Company’s website at www.fskkradvisor.com/fsk/. In addition, the Code of Business Conduct and Ethics is available on the EDGAR Database on the SEC’s Internet site at www.sec.gov. Stockholders may also obtain a copy of the Code of Business Conduct and Ethics, after paying a duplicating fee, by electronic request at the following e-mail address: publicinfo@sec.gov. The Company intends to disclose any amendments to or waivers of required provisions of the Code of Business Conduct and Ethics on Form 8-K, as required by the Exchange Act and the rules and regulations promulgated thereunder.

Corporate Governance Guidelines

The Company has adopted corporate governance guidelines pursuant to Section 303A.09 of the NYSE Listed Company Manual, which can be accessed via the Corporate governance portion of the Company’s website at www.fskkradvisor.com/fsk/.

Audit Committee

The Board has established an Audit Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Audit Committee. The Audit Committee members are Messrs. Ford (Chairman), Kropp and Imasogie, each an Independent Director. The Board has determined that Messrs. Ford and Kropp are “audit committee financial experts” as defined by Item 407(d)(5)(ii) of Regulation S-K promulgated under the Exchange Act. The primary function of the Audit Committee is to oversee the integrity of the Company’s accounting policies, financial reporting process and system of internal controls regarding finance and accounting policies. The Audit Committee is responsible for selecting, engaging and discharging the Company’s independent accountants, reviewing the plans, scope and results of the audit engagement with the Company’s independent accountants, approving professional services provided by the Company’s independent accountants (including compensation therefor) and reviewing the independence of the Company’s independent accountants. The Audit Committee charter can be accessed on the Corporate governance portion of Company’s website at www.fskkradvisor.com/fsk/.

Compensation Committee

The Board has established a Compensation Committee that operates pursuant to a charter and consists of three members, including a Chairman of the Compensation Committee. The Compensation Committee members are Messrs. Ford (Chairman), Kropp and Imasogie, each of whom is an Independent Director. The Compensation Committee is responsible for determining, or recommending to the Board for determination, the compensation, if any, of the Company’s chief executive officer and all other executive officers of the Company. Currently none of the Company’s executive officers are compensated by the Company and, as a result, the Compensation Committee does not produce and/or review reports on executive compensation practices. The Compensation Committee is also responsible for reviewing on an annual basis the Company’s reimbursement to the Advisor of the allocable portion of the cost of the Company’s executive officers and their respective staffs made pursuant to the administration agreement between the Company and the Advisor, dated as of April 9, 2018 (the “Administration Agreement”). The Compensation Committee has the authority to engage compensation consultants following consideration of certain factors related to such consultants’ independence. The Compensation Committee charter is available on the Corporate governance portion of the Company’s website at www.fskkradvisor.com/fsk/.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

The Company’s executive officers do not receive any direct compensation from the Company. The Company does not currently have any employees and does not expect to have any employees. As an externally managed BDC, services necessary for the Company’s business are provided by individuals who are employees of the Advisor or its affiliates or by individuals who were contracted by the Company, the Advisor or their respective affiliates to work on behalf of the Company, pursuant to the terms of the amended and restated investment advisory agreement between the Company and the Advisor, dated December 20, 2018 (the “Investment Advisory Agreement”) and the Administration Agreement. Each of the Company’s executive officers is an employee of the Advisor or its affiliates or an outside contractor, and the day-to-day investment operations and administration of the Company’s portfolio are managed by the Advisor. In addition, the Company will reimburse the Advisor for the Company’s allocable portion of expenses incurred by the Advisor in performing its obligations under the Investment Advisory Agreement and the Administration Agreement.

The Investment Advisory Agreement and the Administration Agreement provide that the Advisor (and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Advisor) shall be entitled to indemnification (including reasonable attorneys’ fees and amounts reasonably paid in settlement) for any liability or loss suffered by the Advisor, and the Advisor shall be held harmless for any loss or liability suffered by the Company, arising out of the performance of any of its duties or obligations under the Investment Advisory Agreement or the Administration Agreement, respectively, or otherwise as the Company’s investment adviser or administrator, respectively; provided, however, that the Advisor cannot be indemnified for any liability arising out of willful misfeasance, bad faith, or gross negligence in the performance of the Advisor’s duties or by reason of the reckless disregard of the Advisor’s duties and obligations under the Investment Advisory Agreement or the Administration Agreement, as applicable.

Director Compensation

The Company does not pay compensation to its directors who also serve in an executive officer capacity for the Company or the Advisor. Directors who do not also serve in an executive officer capacity for the Company or the Advisor are entitled to receive annual cash retainer fees and annual fees for serving as a committee chairperson. These directors are Mses. Adams and Sandler and Messrs. Hagan, Ford, Harrow, Hopkins, Kropp, Imasogie and Goldstein. Mr. Hagan also receives an annual retainer for his service as lead independent director.

Amounts payable under these fee arrangements for the Company are determined and paid quarterly in arrears as set forth below and are shared pro rata by the Fund Complex based on assets under management (“Fund Complex” means the Company and FSKR):

Amount(1)
Annual Board Retainer	$160,000
Annual Lead Independent Director Retainer	$30,000
Annual Committee Chair Retainers(1)
Audit Committee	$25,000
Valuation Committee	$25,000
Nominating and Corporate Governance Committee	$15,000

(1)	The Company does not pay compensation to directors for their service as compensation committee members.

The Company will also reimburse each of the above directors for all reasonable and authorized business expenses in accordance with its policies as in effect from time to time, including reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each in-person Board meeting and each in-person Board committee meeting not held concurrently with a Board meeting.

The table below sets forth the compensation received by each current director from (i) the Company and (ii) all of the companies in the Fund Complex, including the Company, and FSKR in the aggregate, in each case, for service during the fiscal year ended December 31, 2020. Our directors do not receive any retirement benefits from us.

Name of Director	Fees Earned or Paid in Cash by the Company	Total Compensation from the Company	Total Compensation from the Fund Complex
Michael C. Forman	—	—	—
Todd Builione	—	—	—
Barbara Adams	$160,000	$160,000	$160,000
Brian R. Ford	$185,000	$185,000	$185,000
Richard Goldstein	$160,000	$160,000	$160,000
Michael J. Hagan	$190,000	$190,000	$190,000
Jeffrey K. Harrow	$175,000	$175,000	$175,000
Jerel A. Hopkins	$160,000	$160,000	$160,000
James H. Kropp	$185,000	$185,000	$185,000
Osagie Imasogie	$160,000	$160,000	$160,000
Elizabeth Sandler	$160,000	$160,000	$160,000

(1)	Messrs. Forman and Builione do not receive fees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth, as of April 1, 2021, the beneficial ownership of each current director, the Company’s executive officers, each person known to the Company to beneficially own 5% or more of the outstanding Shares, and all of the Company’s executive officers and directors as a group.

Beneficial ownership is determined in accordance with Rule 13d-3 promulgated under the Exchange Act and includes voting or investment power with respect to the Shares. There are no Shares subject to options that are currently exercisable or exercisable within 60 days of April 1, 2021.

	Shares Beneficially Owned as of April 1, 2021
Name and Address of Beneficial Owner(1)	Number of Shares	Percentage (%)(2)
Interested Directors:
Michael C. Forman(3)	293,985	*
Todd Builione	3,125	*

Independent Directors:
Barbara Adams(4)	3,100	*
Brian R. Ford	4,375	*
Michael J. Hagan	28,025	*
Jeffrey K. Harrow	9,739	*
Jerel A. Hopkins.	—	—
James H. Kropp.	8,019	*
Richard I. Goldstein (4)	14,275	*
Osagie Imasogie	8,663	*
Elizabeth Sandler	890	*

Executive Officers:
Brian Gerson.	—	—
Daniel Pietrzak(5)	12,500	*
Steven Lilly	—	—
Stephen S. Sypherd	4,246	*
William Goebel	1,250	*
James F. Volk	308	*

All Directors and Executive Officers as a group (17 persons)	392,500	*

*	Less than one percent.
(1)	The address of each of the beneficial owners set forth above is c/o FS KKR Capital Corp., 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112.
(2)	Based on a total of 123,755,965 Shares issued and outstanding on April 1, 2021.
(3)

49,499 shares held by MCFDA SCV LLC, a wholly-owned special purpose financing vehicle of which The 2011 Forman Investment Trust is a member and Michael C. Forman is the manager; 231,152 shares held by FSH Seed Capital Vehicle I LLC, a wholly-owned special purpose financing subsidiary of FS Investments; 4,856 shares held by spouse; 1,221 shares held for the benefit of children in trust; 4,308 shares held in a 401(k) account; and 2,950 shares held in an IRA.

(4)	All Shares held in an IRA.
(5)	10,000 Shares held in an IRA.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

The Company has procedures in place for the review, approval and monitoring of transactions involving the Company and certain persons related to the Company. For example, the Company’s Code of Business Conduct and Ethics generally prohibits any employee, officer or director from engaging in any transaction where there is a conflict between such individual’s personal interest and the interests of the Company. Waivers to the Company’s Code of Business Conduct and Ethics for any executive officer or member of the Board must be approved by the Board and are publicly disclosed as required by applicable law and regulations. In addition, the Audit Committee is required to review and approve all transactions with related persons (as defined in Item 404 of Regulation S-K promulgated under the Exchange Act). All future transactions with affiliates of the Company will be on terms no less favorable than could be obtained from an unaffiliated third party and must be approved by a majority of the Board, including a majority of the Independent Directors.

Investment Advisory Agreement and Administration Agreement

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

The subordinated incentive fee on income is subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current and eleven preceding calendar quarters minus the cumulative “per share incentive fees” accrued and/or payable for the eleven preceding calendar quarters multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income is being calculated. The definitions of “per share pre-incentive fee return” and “per share incentive fees” under the Investment Advisory Agreement take into account the historic per share pre-incentive fee return of both the Company and CCT, together with the historic per share incentive fees paid by both the Company and CCT. For the purpose of calculating the “per share pre-incentive fee return,” any unrealized appreciation or depreciation recognized as a result of the purchase accounting for the Company’s acquisition of CCT is excluded.

Pursuant to the terms of the Investment Advisory Agreement, an incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Investment Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which shall equal both CCT’s and the Company’s realized capital gains (without duplication) on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation (without duplication) on a cumulative basis, less the aggregate amount of any capital gain incentive fees previously paid by CCT and the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period. The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Advisor if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Advisor is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

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

Pursuant to the Administration Agreement, the Company reimburses the Advisor for expenses necessary to perform services related to its administration and operations, including the Advisor’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to the Company on behalf of the Advisor. The Company reimburses the Advisor no less than quarterly for all costs and expenses incurred by the Advisor in performing its obligations and providing personnel and facilities under the Administration Agreement. The Advisor allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Advisor. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Advisor for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.

The following table describes the fees and expenses accrued under the Investment Advisory Agreement and the Administration Agreement during the year ended December 31, 2020 (dollars in millions):

Related Party	Source Agreement	Description	Year Ended December 31, 2020
The Advisor	Investment Advisory Agreement	Base Management Fee(1)	$106
The Advisor	Administration Agreement	Administrative Services Expenses(2)	$7

(1)	During the year ended December 31, 2020, $111 in base management fees were paid to the Advisor. As of December 31, 2020, $25 in base management fees were payable to the Advisor.

Allocation of the Advisor’s Time

The Company relies on the Advisor to manage the Company’s day-to-day activities and to implement its investment strategies. The Advisor, FS Investments, KKR Credit and certain of their affiliates are presently, and plan in the future to continue to be, involved with activities that are unrelated to the Company. As a result of these activities, the Advisor, FS Investments, KKR Credit and certain of their affiliates will have conflicts of interest in allocating their time between the Company and other activities in which they are or may become involved, including the management of FSKR. The Advisor, FS Investments, KKR Credit and their employees will devote only as much of its or their time to the Company’s business as the Advisor, FS Investments and KKR Credit, in their judgment, determine is reasonably required, which will be substantially less than their full time. Therefore, the Advisor, its personnel and certain affiliates may experience conflicts of interest in allocating management time, services and functions among the Company and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other affiliated entities than to the Company.

However, the Company believes that the members of the Advisor’s management and the other key debt finance professionals have sufficient time to fully discharge their responsibilities to the Company and to the other businesses in which they are involved. The Company believes that its affiliates and executive officers will devote the time required to manage the Company’s business and expect that the amount of time a particular executive officer or affiliate devotes to the Company will vary during the course of the year and depend on the Company’s business activities at the given time. Because many of the operational aspects involved with managing the Company and FSKR are similar, there are significant efficiencies created by the Advisor providing services to such entities. For example, the Advisor has streamlined the structure for financial reporting, internal controls and investment approval processes for the Company and FSKR.

Competition and Allocation of Investment Opportunities

The Advisor and its affiliates are simultaneously providing investment advisory services to other affiliated entities, including FSKR. The Advisor may determine that it is appropriate for the Company and one or more other investment accounts managed by the Advisor or any of its affiliates to participate in an investment opportunity. To the extent the Company makes co-investments with investment accounts managed by the Advisor or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts.

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

As the Advisor and affiliates of FS Investments and KKR Credit currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than the Company.

Investments

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

In an order dated June 4, 2013 (the “FS Order”), the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of our former investment adviser, including FS Energy and Power Fund, FSKR and any future BDCs that are advised by our former investment adviser or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Board authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated January 5, 2021, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.

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

The Board is currently comprised of eleven directors, nine of whom are Independent Directors. The Board has determined that the following directors are Independent Directors: Mses. Adams and Sandler and Messrs. Ford, Hagan, Harrow, Hopkins, Kropp, Goldstein and Imasogie. Based upon information requested from each director concerning his or her background, employment and affiliations, the Board has affirmatively determined that none of the Independent Directors has, or within the last two years had, a material business or professional relationship with the Company, other than in his or her capacity as a member of the Board or any Board committee or as a stockholder.

Item 14.	Principal Accountant Fees and Services.

Fees to Auditors

Independent Registered Public Accounting Firm

On March 22, 2019, the Company notified RSM US LLP that RSM US LLP, which had acted as the Company’s independent registered public accounting firm for each of the fiscal years ended December 31, 2008 through 2018, had been dismissed as the Company’s independent public accounting firm. The Audit Committee approved the dismissal of RSM US LLP. The reports of RSM US LLP on the audited consolidated financial statements of the Company for the years ended December 31, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. During the years ended December 31, 2018 and 2017, and the subsequent interim period through March 22, 2019, there were: (i) no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions between the Company and RSM US LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to RSM US LLP’s satisfaction, would have caused RSM US LLP to make reference thereto in their reports; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K. On March 26, 2019, the Company appointed Deloitte & Touche LLP to act as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2019.

On April 27, 2021, the Company appointed Deloitte & Touche LLP to act as the Company’s independent registered public accounting firm for the year ending December 31, 2021. The appointment of Deloitte & Touche LLP was previously recommended by the Audit Committee. The Company knows of no direct financial or material indirect financial interest of Deloitte & Touche LLP in the Company. A representative of Deloitte & Touche LLP is expected to be available to answer questions during the Annual Meeting and will have an opportunity to make a statement if he or she desires to do.

Fees

Set forth in the table below are audit fees, audit related fees, tax fees and all other fees billed to the Company by Deloitte & Touche LLP for professional services performed for the fiscal years ended December 31, 2020 and 2019:

Fiscal Year	Audit Fees	Audit-Related Fees(1)	Tax Fees	All Other Fees(2)
2020	$880,064	$243,425	$77,644	—
2019	$745,794	$166,500	$38,736	—

(1)

“Audit-Related Fees” are those fees billed to the Company by Deloitte & Touche LLP for services provided by Deloitte & Touche LLP or fees billed for expenses relating to the review by Deloitte & Touche LLP of the Company’s registration statements filed with the SEC pursuant to the Securities Act.

(2)	“All Other Fees” are those fees, if any, billed to the Company by Deloitte & Touche LLP in connection with products and services.

Pre-Approval Policies and Procedures

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the Company’s independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Advisor and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. Any requests for audit, audit-related, tax and other services that have not received general pre-approval must be submitted to the Audit Committee for specific pre-approval in accordance with its pre-approval policy, irrespective of the amount of fees associated with such services, and cannot commence until such approval has been granted. Normally, pre-approval is considered at regularly scheduled meetings of the Audit Committee. However, the Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the Company’s independent registered public accounting firm to management. All of the audit and permitted non-audit services described above for which Deloitte & Touche LLP billed the Company for the fiscal years ended December 31, 2020 and 2019 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Exhibits

The following exhibits are filed as part of this Amendment:

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended.

*	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2021	/S/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2021	/S/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director

Date: April 30, 2021	/s/ STEVEN LILLY
Steven Lilly
Chief Financial Officer (Principal Financial Officer)

Date: April 30, 2021	/S/ TODD BUILIONE
Todd Builione
President and Director

Date: April 30, 2021	/S/ BARBARA ADAMS
Barbara Adams
Director

Date: April 30, 2021	/S/ BRIAN R. FORD
Brian R. Ford
Director

Date: April 30, 2021	/S/ MICHAEL J. HAGAN
Michael J. Hagan
Director

Date: April 30, 2021	/S/ JEFFREY K. HARROW
Jeffrey K. Harrow
Director

Date: April 30, 2021	/S/ JEREL A. HOPKINS
Jerel A. Hopkins
Director

Date: April 30, 2021	/S/ JAMES H. KROPP
James H. Kropp
Director

Date: April 30, 2021	/S/ RICHARD I. GOLDSTEIN
Richard I. Goldstein
Director

Date: April 30, 2021	/S/ OSAGIE IMASOGIE
Osagie Imasogie
Director

Date: April 30, 2021	/S/ ELIZABETH J. SANDLER
Elizabeth J. Sandler
Director