Form 10-Q
period 2021-03-31
FS KKR Capital Corp
filed 2021-05-10
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

There were 123,755,965 shares of the registrant’s common stock outstanding as of May 7, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	March 31, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$4,756 and $5,314, respectively)	$4,537	$4,986
Non-controlled/affiliated investments (amortized cost—$679 and $629, respectively)	611	534
Controlled/affiliated investments (amortized cost—$1,453 and $1,510, respectively)	1,309	1,260

Total investments, at fair value (amortized cost—$6,888 and $7,453, respectively)	6,457	6,780
Cash	144	182
Foreign currency, at fair value (cost—$5 and $8, respectively)	5	9
Receivable for investments sold and repaid	263	173
Income receivable	72	72
Unrealized appreciation on foreign currency forward contracts	1	1
Deferred financing costs	14	15
Deferred merger costs	2	1
Prepaid expenses and other assets	6	4

Total assets	$6,964	$7,237

Liabilities
Payable for investments purchased	$—	$—
Debt (net of deferred financing costs of $22 and $23, respectively)(1)	3,590	3,997
Unrealized depreciation on foreign currency forward contracts	2	3
Stockholder distributions payable	74	74
Management fees payable	25	25
Subordinated income incentive fees payable(2)	—	—
Administrative services expense payable	3	2
Interest payable	41	25
Other accrued expenses and liabilities	8	15

Total liabilities	3,743	4,141

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 123,755,965 and 123,755,965 shares issued and outstanding, respectively	0	0
Capital in excess of par value	3,866	3,866
Retained earnings (accumulated deficit)(4)	(645)	(770)

Total stockholders’ equity	3,221	3,096

Total liabilities and stockholders’ equity	$6,964	$7,237

Net asset value per share of common stock at period end	$26.03	$25.02

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Investment income
Interest income	$87	$125
Paid-in-kind interest income	10	11
Fee income	11	12
Dividend and other income	4	2
From non-controlled/affiliated investments:
Interest income	3	3
Paid-in-kind interest income	6	5
Fee income	—	0
Dividend income	0	—
From controlled/affiliated investments:
Interest income	2	3
Paid-in-kind interest income	1	—
Dividend and other income	27	18

Total investment income	151	179

Operating expenses
Management fees	25	30
Subordinated income incentive fees(1)	—	—
Administrative services expenses	2	2
Accounting and administrative fees	1	1
Interest expense(2)	42	46
Other general and administrative expenses	3	2

Total operating expenses	73	81

Net investment income	78	98

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(83)	(92)
Non-controlled/affiliated investments	—	(34)
Controlled/affiliated investments	(43)	—
Net realized gain (loss) on foreign currency forward contracts	—	—
Net realized gain (loss) on foreign currency	(2)	(4)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	109	(367)
Non-controlled/affiliated investments	27	(137)
Controlled/affiliated investments	106	(191)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	2
Net change in unrealized gain (loss) on foreign currency	6	22

Total net realized and unrealized gain (loss)	$121	$(801)

Net increase (decrease) in net assets resulting from operations	$199	$(703)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$1.61	$(5.59)

Weighted average shares outstanding(3)	123,755,965	125,855,913

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fee.

(2)	See Note 9 for a discussion of the Company’s financing arrangements.

(3)

As discussed in Note 3, the Company completed a reverse stock split, effective as of June 15, 2020. The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect the reverse stock split on a retroactive basis.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended March 31,
	2021	2020
Operations
Net investment income (loss)	$78	$98
Net realized gain (loss) on investments, swap contracts and foreign currency	(128)	(130)
Net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency forward contracts(1)	243	(693)
Net change in unrealized gain (loss) on foreign currency	6	22

Net increase (decrease) in net assets resulting from operations	199	(703)

Stockholder distributions(2)
Distributions to stockholders	(74)	(95)

Net decrease in net assets resulting from stockholder distributions	(74)	(95)

Capital share transactions(3)
Repurchases of common stock	—	(40)

Net increase (decrease) in net assets resulting from capital share transactions	—	(40)

Total increase (decrease) in net assets	125	(838)
Net assets at beginning of period	3,096	3,866

Net assets at end of period	$3,221	$3,028

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$199	$(703)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(417)	(1,296)
Paid-in-kind interest	(15)	(23)
Proceeds from sales and repayments of investments	877	914
Net realized (gain) loss on investments	126	126
Net change in unrealized (appreciation) depreciation on investments	(242)	695
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1)	(2)
Accretion of discount	(6)	(4)
Amortization of deferred financing costs and discount	3	1
Unrealized (gain)/loss on borrowings in foreign currency	(6)	(28)
(Increase) decrease in receivable for investments sold and repaid	(90)	453
(Increase) decrease in income receivable	—	3
(Increase) decrease in deferred merger costs	(1)	—
(Increase) decrease in prepaid expenses and other assets	(2)	(2)
Increase (decrease) in payable for investments purchased	—	(5)
Increase (decrease) in management fees payable	—	—
Increase (decrease) in subordinated income incentive fees payable	—	—
Increase (decrease) in administrative services expense	1	(1)
Increase (decrease) in interest payable	16	9
Increase (decrease) in other accrued expenses and liabilities	(7)	(6)

Net cash provided by (used in) operating activities	435	131

Cash flows from financing activities
Repurchases of common stock	—	(40)
Stockholder distributions	(74)	(96)
Borrowings under financing arrangements(1)	245	808
Repayments of financing arrangements(1)	(648)	(717)
Deferred financing costs paid	—	1

Net cash provided by (used in) financing activities	(477)	(44)

Total increase (decrease) in cash	(42)	87
Cash, and foreign currency at beginning of period	191	106

Cash, and foreign currency at end of period	$149	$193

Supplemental disclosure
Non-cash purchases of investments	$(32)	$(41)

Non-cash sales of investments	$32	$41

Local and excise taxes paid	$10	$7

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2021 and 2020, the Company paid $23 and $36, respectively, in interest expense on the financing arrangements.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—102.5%
5 Arch Income Fund 2 LLC	(l)(n)(q)(w)	Diversified Financials	9.0%		11/18/23	$27.4	$27.4	$20.4
5 Arch Income Fund 2 LLC	(l)(n)(q)(v)(w)	Diversified Financials	9.0%		11/18/23	4.5	4.5	3.3
A10 Capital LLC	(h)	Diversified Financials	L+650	1.0%	5/1/23	12.8	12.7	12.9
A10 Capital LLC	(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.1	14.3
Abaco Systems, Inc	(g)(i)	Capital Goods	L+600	1.0%	12/7/21	60.4	60.0	60.4
ABB CONCISE Optical Group LLC	(g)(x)	Retailing	L+500	1.0%	6/15/23	0.7	0.7	0.7
Accuride Corp	(g)(x)	Capital Goods	L+525	1.0%	11/17/23	17.7	17.5	16.8
Acproducts Inc	(g)(h)(i)(x)	Consumer Durables & Apparel	L+650	1.0%	8/18/25	41.6	39.6	42.5
American Tire Distributors Inc	(g)(x)	Automobiles & Components	L+750, 0.0% PIK (1.5% Max PIK)	1.0%	9/2/24	22.9	21.6	22.5
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	€55.1	67.1	59.0
Apex Group Limited	(l)(v)	Diversified Financials	L+700	1.3%	6/15/23	$1.9	1.9	1.9
Apex Group Limited	(g)(h)(l)	Diversified Financials	L+700	1.3%	6/16/25	18.5	18.3	18.7
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.5%	6/16/25	£31.2	39.6	43.5
Ardonagh Group Ltd	(g)(l)	Insurance	L+544, 2.3% PIK (2.3% Max PIK)	0.8%	7/14/26	0.5	0.7	0.7
Ardonagh Group Ltd	(l)(v)	Insurance	L+544, 2.3% PIK (2.3% Max PIK)	0.8%	7/14/26	0.3	0.3	0.4
Aspect Software Inc	(g)	Software & Services	8.0% PIK (8.0% Max PIK)		5/15/21	$0.0	0.0	0.0
Aspect Software Inc	(v)	Software & Services	L+500	1.0%	7/15/23	0.7	0.7	0.7
Belk Inc	(g)(x)(y)	Retailing	L+750	1.0%	7/31/25	19.7	19.7	19.8
Belk Inc	(g)(n)(w)(x)(y)	Retailing	10.0%, 0.0% PIK (8.0% Max PIK)		7/31/25	26.3	13.5	17.1
Berner Food & Beverage LLC	(g)(h)(i)	Food & Staples Retailing	L+875	1.0%	3/16/22	87.3	87.1	91.4
Borden (New Dairy Opco)	(g)(y)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25	7.6	7.6	7.6
Borden (New Dairy Opco)	(g)(y)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25	16.8	16.8	16.8
Borden Dairy Co	(g)(n)(w)(y)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	26.0	24.1	—
CSafe Global	(g)	Capital Goods	L+625	1.0%	12/23/27	0.4	0.4	0.4
CSafe Global	(v)	Capital Goods	L+625	1.0%	12/23/27	1.1	1.1	1.1
CSafe Global	(g)(h)	Capital Goods	L+625	1.0%	12/23/27	16.0	15.9	16.0
CSM Bakery Products	(g)(x)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22	1.1	1.1	1.1
Dental Care Alliance Inc	(g)(h)	Health Care Equipment & Services	L+625	0.8%	3/12/27	41.8	41.5	41.5
Dental Care Alliance Inc	(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	10.3	10.3	10.2
Distribution International Inc	(g)(x)	Retailing	L+575	1.0%	12/15/23	27.5	25.3	26.6
Eagle Family Foods Inc	(g)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	1.4	1.4	1.4
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	5.7	5.7	5.7
Eagle Family Foods Inc	(g)(h)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	44.7	44.4	44.7
Empire Today LLC	(g)(h)	Retailing	L+650	1.0%	11/17/22	75.6	75.6	75.6
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	4.4	4.4	3.9
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.5	0.5	0.4
Entertainment Benefits Group LLC	(g)(h)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	30.3	30.0	26.8
FloWorks International LLC	(g)(h)(i)	Capital Goods	L+650	1.0%	10/14/26	23.5	23.3	23.1
FloWorks International LLC	(v)	Capital Goods	L+650	1.0%	10/14/26	6.4	6.4	6.3
Foundation Consumer Brands LLC	(g)(h)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	10/1/26	49.7	49.7	49.7
Foundation Consumer Brands LLC	(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	3.0	3.0	3.0
Frontline Technologies Group LLC	(g)(h)(i)	Software & Services	L+575	1.0%	9/18/23	74.0	73.7	74.8
Greystone & Co Inc	(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	36.8	36.6	36.8
Greystone Equity Member Corp	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	30.5	30.5	30.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Heniff Transportation Systems LLC	(g)	Transportation	L+575	1.0%	12/3/24	$7.5	$7.5	$7.5
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	0.8	0.8	0.8
Heniff Transportation Systems LLC	(g)(h)(i)	Transportation	L+575	1.0%	12/3/26	64.2	63.9	64.7
Heniff Transportation Systems LLC	(g)	Transportation	L+625	1.0%	12/3/26	9.0	9.0	9.0
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	0.9	0.7	0.2
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	0.1	0.1	0.1
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	0.2	0.2	0.1
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	31.9	31.7	26.4
Individual FoodService	(g)	Capital Goods	L+625	1.0%	11/22/24	0.1	0.1	0.1
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	0.4	0.4	0.4
Individual FoodService	(g)(h)	Capital Goods	L+625	1.0%	11/22/25	6.9	6.9	6.9
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/25	0.5	0.5	0.5
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€19.3	20.7	23.2
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	8.1	9.3	9.8
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$23.4	23.5	25.7
J S Held LLC	(g)(h)(i)	Insurance	L+600	1.0%	7/1/25	66.5	66.1	67.2
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	1.2	1.2	1.2
J S Held LLC	(g)	Insurance	L+600	1.0%	7/1/25	2.5	2.5	2.5
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	3.7	3.7	3.7
Jarrow Formulas Inc	(h)(i)	Household & Personal Products	L+625	1.0%	11/30/26	57.0	56.3	57.0
Jo-Ann Stores Inc	(h)(x)	Retailing	L+500	1.0%	10/20/23	3.4	3.4	3.3
Karman Space Inc	(g)(h)	Capital Goods	L+650	1.0%	12/21/25	16.7	16.5	16.5
Karman Space Inc	(v)	Capital Goods	L+650	1.0%	12/21/25	1.2	1.2	1.2
Kellermeyer Bergensons Services LLC	(g)(h)(i)	Commercial & Professional Services	L+650	1.0%	11/7/26	117.4	116.7	118.6
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+650	1.0%	11/7/26	28.3	28.3	28.6
Lexitas Inc	(g)(h)(i)	Commercial & Professional Services	L+600	1.0%	11/14/25	35.0	34.7	35.2
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	3.9	3.9	4.0
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	15.0	15.0	14.8
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	2.5	2.5	2.5
Lipari Foods LLC	(g)(h)	Food & Staples Retailing	L+588	1.0%	1/6/25	103.6	103.0	104.7
Matchesfashion Ltd	(g)(l)	Consumer Durables & Apparel	L+463, 1.0% PIK (1.0% Max PIK)	0.0%	10/11/24	12.7	12.1	9.8
MB2 Dental Solutions LLC	(g)(h)	Health Care Equipment & Services	L+600	1.0%	1/29/27	51.2	50.7	50.7
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27	15.7	15.5	15.5
Miami Beach Medical Group LLC	(h)	Health Care Equipment & Services	L+650	1.0%	12/14/26	7.8	7.7	7.8
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	1.4	1.4	1.4
Micronics Filtration Holdings Inc	(g)(n)(w)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)	0.0%	3/29/24	48.5	45.0	37.6
Motion Recruitment Partners LLC	(g)(h)	Commercial & Professional Services	L+650	1.0%	12/19/25	39.7	39.4	37.8
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/19/25	27.6	27.6	26.3
NBG Home	(g)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	68.9	68.7	57.5
NCI Inc	(g)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24	83.3	82.7	72.2
Omnimax International Inc	(g)(h)(i)	Capital Goods	L+725	1.0%	10/8/26	57.1	56.5	58.0
One Call Care Management Inc	(g)(x)(y)	Health Care Equipment & Services	L+525	1.0%	11/27/22	4.8	4.4	4.8
P2 Energy Solutions Inc.	(g)	Software & Services	L+675	1.0%	1/31/25	2.3	2.3	2.2
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	4.7	4.7	4.5
P2 Energy Solutions Inc.	(g)(h)(i)	Software & Services	L+675	1.0%	2/2/26	116.2	115.0	111.0
Peraton Corp	(g)(x)	Capital Goods	L+375	0.8%	2/1/28	1.6	1.6	1.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Peraton Corp	(v)(x)	Capital Goods	L+375	0.8%	2/1/28		$2.9	$2.9	$2.9
Petroplex Acidizing Inc	(g)(n)(w)(y)	Energy	L+900 PIK (L+900 Max PIK)	1.0%	12/30/21		25.2	22.2	4.6
Polyconcept North America Inc	(g)(x)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		21.6	21.4	20.9
Premium Credit Ltd	(g)(l)	Diversified Financials	L+650	0.0%	1/16/26		£18.4	23.5	25.3
PSKW LLC	(g)(i)	Health Care Equipment & Services	L+625	1.0%	3/9/26		$136.9	135.5	138.3
Qdoba Restaurant Corp	(g)(h)(x)	Consumer Services	L+700	1.0%	3/21/25		11.0	10.9	10.8
Reliant Rehab Hospital Cincinnati LLC	(g)(h)(i)	Health Care Equipment & Services	L+675	0.0%	9/2/24		64.7	64.3	62.8
Revere Superior Holdings Inc	(g)(h)	Software & Services	L+575	1.0%	9/30/26		12.9	12.9	13.1
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26		1.0	1.0	1.0
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	9/30/26		3.2	3.1	3.2
RSC Insurance Brokerage Inc	(g)(h)(i)	Insurance	L+550	1.0%	10/30/26		96.1	95.5	97.1
RSC Insurance Brokerage Inc	(g)	Insurance	L+550	1.0%	10/30/26		3.2	3.2	3.2
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	10/30/26		5.2	5.2	5.2
Safe-Guard Products International LLC	(g)(h)(i)	Diversified Financials	L+575	0.0%	1/27/27		38.7	38.4	39.1
Savers Inc	(g)(h)	Retailing	L+800, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		64.3	64.6	66.6
Savers Inc	(g)(l)	Retailing	C+850, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	90.9	69.6	74.8
Sequa Corp	(h)(x)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		$11.4	10.8	11.4
Sequel Youth & Family Services LLC	(g)(n)(w)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.7	13.7	5.4
Sequel Youth & Family Services LLC	(g)(n)(w)	Health Care Equipment & Services	L+800	1.0%	9/1/23		80.0	80.0	31.3
Sequential Brands Group Inc.	(g)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		58.8	57.7	48.3
Sorenson Communications LLC	(g)(x)	Telecommunication Services	L+550	0.8%	3/17/26		18.2	18.0	18.2
Sound United LLC	(g)(h)(z)	Consumer Durables & Apparel	L+700	1.0%	12/31/23		14.9	14.9	14.9
Spins LLC	(g)(h)	Software & Services	L+575	1.0%	1/20/27		18.3	18.1	18.1
Spins LLC	(v)	Software & Services	L+575	1.0%	1/20/27		2.4	2.4	2.4
Sungard Availability Services Capital Inc	(g)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		0.6	0.7	0.7
Sungard Availability Services Capital Inc	(v)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		0.3	0.4	0.4
Sweeping Corp of America Inc	(g)(h)	Commercial & Professional Services	L+575	1.0%	11/30/26		13.4	13.3	13.5
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.4	3.4	3.4
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.7	1.7	1.7
Sweet Harvest Foods Management Co	(g)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		24.5	24.4	24.5
Sweet Harvest Foods Management Co	(v)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		0.8	0.8	0.8
Tangoe LLC	(g)(h)(i)	Software & Services	L+650	1.0%	11/28/25		89.1	88.4	76.7
ThermaSys Corp	(g)(y)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		7.8	8.1	3.9
ThreeSixty Group	(g)(h)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		103.4	102.7	99.3
Torrid Inc	(h)(i)	Retailing	L+675	1.0%	12/16/24		25.9	25.6	26.2
Trace3 Inc	(g)(h)(i)	Software & Services	L+675	1.0%	8/3/24		89.0	89.0	89.0
Transaction Services Group Ltd	(g)(l)	Software & Services	B+600	0.0%	10/15/26	A$	7.6	5.0	5.6
Transaction Services Group Ltd	(g)(l)	Software & Services	L+600	0.0%	10/15/26		$15.9	15.9	15.4
Transaction Services Group Ltd	(g)(l)	Software & Services	L+600	0.0%	10/15/26		£6.1	7.8	8.2
Truck-Lite Co LLC	(g)	Capital Goods	L+625	1.0%	12/13/24		$5.9	5.8	5.9
Truck-Lite Co LLC	(v)	Capital Goods	L+625	1.0%	12/13/24		5.9	5.8	5.9
Truck-Lite Co LLC	(g)(h)(i)	Capital Goods	L+625	1.0%	12/13/26		125.1	123.8	125.4
Virgin Pulse Inc	(g)(h)(i)	Software & Services	L+600	1.0%	5/22/25		115.3	114.7	115.3
Warren Resources Inc	(g)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	10/15/21		3.9	3.9	3.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	7/15/22	$4.3	$4.3	$4.3
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	16.2	16.2	16.2
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	6.8	6.8	6.8
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	25.7	25.6	26.0

Total Senior Secured Loans—First Lien							3,626.5	3,484.6
Unfunded Loan Commitments							(181.9)	(181.9)

Net Senior Secured Loans—First Lien							3,444.6	3,302.7

Senior Secured Loans—Second Lien—22.1%
Abaco Systems, Inc	(g)	Capital Goods	L+1,050	1.0%	6/7/22	63.4	63.0	63.4
Advanced Lighting Technologies Inc	(g)	Materials	L+600	1.0%	3/16/27	7.3	7.3	7.3
Amtek Global Technology Pte Ltd	(g)(j)(l)(n)(w)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24	€45.5	51.3	1.2
Belk Inc	(g)(n)(w)(y)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	$23.8	4.3	4.2
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	18.0	18.0	18.0
Culligan International Co	(g)(h)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.5	85.0
Datatel Inc	(g)	Software & Services	L+800	1.0%	10/9/28	53.7	53.0	54.1
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.8	9.9
NBG Home	(g)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	28.5	25.6	21.7
NEP Broadcasting LLC	(g)(x)	Media & Entertainment	L+700	0.0%	10/19/26	1.0	1.0	0.9
OEConnection LLC	(g)	Software & Services	L+825	0.0%	9/25/27	34.1	33.8	34.4
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750	0.0%	10/26/26	0.9	0.9	0.9
Peraton Corp	(g)	Capital Goods	L+800	1.0%	2/1/29	52.4	50.9	50.8
Petrochoice Holdings Inc	(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.2	56.1
Polyconcept North America Inc	(g)	Household & Personal Products	11.0% PIK (11.0% Max PIK)	0.0%	2/16/24	9.1	9.0	8.3
Pretium Packaging LLC	(g)(h)	Household & Personal Products	L+825	0.8%	11/6/28	4.5	4.5	4.6
Pure Fishing Inc	(g)(h)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.4	79.5
Rise Baking Company	(g)(h)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.9	29.3
Savers Inc	(g)	Retailing	14.8% PIK (14.8% Max PIK)		3/28/24	14.5	15.5	15.1
Sequa Corp	(h)(x)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	3.6	3.5	3.3
Sorenson Communications LLC	(f)(h)	Telecommunication Services	L+1,150 PIK (L+1,150 Max PIK)		3/17/26	3.3	3.3	3.3
Sound United LLC	(g)(z)	Consumer Durables & Apparel	13.5% PIK (13.5% Max PIK)	0.0%	6/30/24	22.6	21.6	22.4
Sungard Availability Services Capital Inc	(g)	Software & Services	L+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	1.9	1.9	1.9
Vestcom International Inc	(g)(h)	Consumer Services	L+800	1.0%	12/19/24	70.5	70.2	70.5
WireCo WorldGroup Inc	(h)(x)	Capital Goods	L+900	1.0%	9/30/24	3.4	3.4	3.1
Wittur Holding GmbH	(g)(l)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€56.7	60.6	63.8

Total Senior Secured Loans—Second Lien							772.4	713.0

Other Senior Secured Debt—2.5%
Angelica Corp	(n)(t)(w)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	$48.4	42.3	23.6
Black Swan Energy Ltd	(g)(l)	Energy	9.0%		1/20/24	6.0	6.0	5.9
JW Aluminum Co	(g)(x)(y)	Materials	10.3%		6/1/26	39.3	39.4	41.7
TruckPro LLC	(g)(x)	Capital Goods	11.0%		10/15/24	2.8	2.6	3.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	$7.5	$7.5	$6.7

Total Other Senior Secured Debt							97.8	80.9

Subordinated Debt—2.5%
Ardonagh Group Ltd	(g)(l)(x)	Insurance	12.8% PIK (12.8% Max PIK)		1/15/27	0.8	0.8	0.9
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	16.8	16.6	15.9
Craftworks Rest & Breweries Group Inc	(g)(n)(w)	Consumer Services	14.0% PIK (14.0% Max PIK)		11/1/24	7.3	7.3	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				€24.8	26.9	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				110.5	—	—
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	118.2	99.4	58.9
Home Partners of America Inc	(g)(y)	Real Estate	L+625	1.0%	10/8/22	$3.5	3.5	3.5

Total Subordinated Debt							154.5	79.2

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—29.5%
801 5th Ave, Seattle, Private Equity	(g)(l)(n)(z)	Real Estate				4,529,676	$4.5	$10.5
801 5th Ave, Seattle, Structure Mezzanine	(g)(l)(z)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$29.4	29.4	29.4
Accelerator Investments Aggregator LP, Private Equity	(g)(l)(n)	Diversified Financials				5,157,482	6.1	4.5
Altavair AirFinance, Private Equity	(g)(l)	Capital Goods				53,175,186	53.2	55.2
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	3.8	—
Australis Maritime, Common Stock	(g)(l)	Transportation				21,815,301	21.8	21.7
Avida Holding AB, Common Stock	(g)(l)(n)(z)	Diversified Financials				328,271,754	35.4	38.5
Bank of Ireland, Class B Credit Linked Floating Rate Note	(j)(l)	Banks	L+1,185		12/4/27	$14.7	14.7	14.5
Byrider Finance LLC, Structured Mezzanine	(g)	Automobiles & Components	L+1,050	0.3%	6/3/28	$4.3	4.3	4.3
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$3.4	3.4	3.4
Byrider Finance LLC, Sub Note	(g)(l)	Automobiles & Components	8.7%		2/17/25	$2.1	2.0	2.2
Callodine Commercial Finance LLC, 2L Term Loan A	(g)	Diversified Financials	L+900	1.0%	11/3/25	$37.5	37.4	37.0
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.1	12.1	11.9
Capital Automotive LP, Private Equity	(g)(l)	Real Estate				9,977,203	10.0	10.2
Capital Automotive LP, Structured Mezzanine	(g)(l)	Real Estate	11.0%		12/22/28	$19.9	19.9	19.9
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				69,429,554	69.4	—
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.4	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$8.8	7.7	7.6
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.8	1.6	1.6
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.7	1.5	1.5
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$103.0	90.1	89.2
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$22.9	20.1	19.9
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.4	2.1	2.1
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$18.2	16.0	15.8
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$8.8	7.7	7.6
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$2.0	1.7	1.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$22.0	$19.3	$19.1
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$21.6	18.9	18.7
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				2,865,760	2.9	3.1
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				4,205,518	4.2	5.1
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				17,972,382	18.0	28.4
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				585,960	0.6	—
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$41.8	41.7	41.7
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$7.5	7.5	7.5
Kilter Finance, Preferred Stock	(g)(l)(z)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			456,347	0.5	0.5
Kilter Finance, Private Equity	(g)(l)(n)(z)	Insurance				247,441	0.2	0.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)(n)(w)	Capital Goods			5/31/23	N/A	39.1	30.5
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(g)(l)(n)	Capital Goods				18,232,157	18.2	19.9
Music IP, Private Equity	(g)(l)	Media & Entertainment				15,339,982	15.3	15.3
Opendoor Labs Inc, 2L Term Loan	(g)(l)	Real Estate	10.0%		1/23/26	$23.6	23.5	23.6
Opendoor Labs Inc, 2L Term Loan	(l)(v)	Real Estate	10.0%		1/23/26	$47.1	47.1	47.1
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				62,976	62.0	27.7
Prime ST LLC, Private Equity	(g)(l)(n)(z)	Real Estate				3,058,733	3.1	3.3
Prime ST LLC, Structured Mezzanine	(g)(l)(z)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$22.8	22.8	22.8
Sofi Lending Corp, Purchase Facility	(g)(l)	Diversified Financials				30,777,962	30.8	29.6
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials				15,500,000	15.5	15.2
Toorak Capital Funding LLC, Membership Interest	(g)(l)(n)(z)	Real Estate				N/A	2.3	2.8
Toorak Capital Partners LLC, Private Equity	(g)(z)	Real Estate				N/A	198.1	242.7
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)(n)	Diversified Financials			1/15/26	$42.5	15.0	2.2

Total Asset Based Finance							1,086.8	1,018.4
Unfunded commitments							(70.1)	(70.1)

Net Asset Based Finance							1,016.7	948.3

Strategic Credit Opportunities, LLC—22.7%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$810.3	$810.3	$731.9

Total Strategic Credit Opportunities Partners							810.3	731.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—18.7%(m)
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				7,350,267	$7.4	$12.8
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(j)(l)(n)(z)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ardonagh Ltd, Ordinary Shares	(g)(l)(n)	Insurance				16,450	—	—
Ardonagh Ltd, Ordinary Shares	(g)(l)(n)	Insurance				116,814	0.2	0.2
Ardonagh Ltd, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.8
Arena Energy LP, Warrants	(g)(n)	Energy				9,740,932	—	0.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(o)	Energy				86,607,143	19.4	19.5
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,149,421	23.4	62.1
ASG Technologies, Warrant	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	7.4
Aspect Software Inc, Common Stock	(g)(n)	Software & Services				161,261	0.3	0.3
Aspect Software Inc, Warrant	(g)(n)	Software & Services			1/15/24	161,008	—	0.2
AVF Parent LLC, Trade Claim	(g)(n)	Retailing				14,242	—	—
Belk Inc, Common Stock	(g)(n)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(n)(t)(y)	Food, Beverage & Tobacco				4,466,800	3.9	3.3
Cengage Learning, Inc, Common Stock	(g)(n)	Media & Entertainment				227,802	7.5	4.0
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CTI Foods Holding Co LLC, Common Stock	(g)(n)	Food, Beverage & Tobacco				5,836	0.7	—
Directed LLC, Warrant	(g)(n)	Consumer Durables & Apparel			12/31/25	649,538	—	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	4.2
Fronton BV, Common Stock	(n)(p)(y)	Consumer Services				14,943	—	1.3
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	—	1.6
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				81,625	83.5	139.0
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	2.2
Imagine Communications Corp, Common Stock	(g)(n)	Media & Entertainment				33,034	3.8	3.0
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	8,404	111.9	79.1
Maverick Natural Resources, Common Stock	(n)(p)	Energy				160,101	44.0	57.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
MB Precision Holdings LLC, Class A—2 Units	(n)(p)	Capital Goods				1,426,110	$0.5	$—
Miami Beach Medical Group LLC, Common Stock	(g)(n)	Health Care Equipment & Services				269,107	0.3	0.3
Micronics Filtration Holdings Inc, Common Stock	(g)(n)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				23	0.2	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(g)(y)	Capital Goods	3.0% PIK (3.0% Max PIK)		3/31/24	112,780	0.0	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(g)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/31/24	54,000	—	—
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	0.1
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(g)(n)(y)	Health Care Equipment & Services				4,370,566,806	3.0	2.7
One Call Care Management Inc, Preferred Stock A	(g)(n)(y)	Health Care Equipment & Services				466,194	32.3	29.0
One Call Care Management Inc, Preferred Stock B	(g)(y)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	9,615,247	9.7	10.8
Petroplex Acidizing Inc, Preferred Stock A	(g)(y)	Energy				24,770,356	4.7	—
Petroplex Acidizing Inc, Warrant	(g)(n)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(g)(n)	Household & Personal Products				29,376	2.9	2.0
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	4.4
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Trade Claim	(g)(n)	Health Care Equipment & Services				3,334,000	0.3	0.3
Quorum Health Corp, Trust Initial Funding Units	(g)(n)	Health Care Equipment & Services				57,595	0.1	0.1
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.5
Sequential Brands Group Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,167	2.8	—
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	50.2
Sound United LLC, Class A Units	(g)(n)(z)	Consumer Durables & Apparel				649,538	1.1	—
Sound United LLC, Common Stock	(g)(n)(z)	Consumer Durables & Apparel				12,857,143	17.3	70.1
Sound United LLC, Series I Units	(g)(n)(z)	Consumer Durables & Apparel				308,948	0.5	—
Sound United LLC, Series II Units	(n)(p)(z)	Consumer Durables & Apparel				316,770	0.5	—
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(f)(g)(n)	Software & Services				44,857	3.1	1.5
Sweet Harvest Foods Management Co, Warrant	(g)(i)(n)	Food & Staples Retailing			6/30/30	2,883,007	—	1.2
ThermaSys Corp, Common Stock	(f)(g)(n)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.7	—
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	1.5
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.3
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.3
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	3.4
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							592.2	601.0

TOTAL INVESTMENTS—200.5%							$6,888.5	6,457.0

LIABILITIES IN EXCESS OF OTHER ASSETS—(100.5%)								(3,236.0)

NET ASSETS—100%								$3,221.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2021	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0 Sold	$2.1	$2.3	$(0.2)
EUR	5/6/2022	JP Morgan Chase Bank		€6.1 Sold	7.5	7.2	0.3
EUR	5/6/2022	JP Morgan Chase Bank		€1.6 Sold	2.0	1.9	0.1
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.6	0.1
EUR	8/8/2025	JP Morgan Chase Bank		€4.8 Sold	5.7	6.0	(0.3)
GBP	10/13/2021	JP Morgan Chase Bank		£0.6 Sold	0.9	0.8	0.1
GBP	10/13/2021	JP Morgan Chase Bank		£2.8 Sold	3.6	3.9	(0.3)
GBP	1/11/2023	JP Morgan Chase Bank		£7.0 Sold	9.4	9.6	(0.2)
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.7	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.7	0.1
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.9	0.0
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.7	(0.5)
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	14.1	(0.8)

Total					$63.6	$64.8	$(1.2)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.19%, the Euro Interbank Offered Rate, or EURIBOR, was (0.54)%, Canadian Dollar Offer Rate, or CDOR, was 0.44% and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

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

(j)	Security or portion thereof held within CCT Dublin Funding Limited.

(k)	Not used.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

(l)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2021, 74.3% of the Company’s total assets represented qualifying assets.

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

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

(y)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(2)	Dividend Income(1)
Senior Secured Loans—First Lien
Belk Inc	$—	$19.7	$—	$—	$0.1	$19.8	$0.2	$—	$—	$—
Belk Inc	—	13.5	—	—	3.6	17.1	0.4	—	—	—
Borden (New Dairy Opco)	7.6	—	—	—	—	7.6	0.1	—	—	—
Borden (New Dairy Opco)	16.8	—	—	—	—	16.8	0.3	—	—	—
Borden Dairy Co	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc	0.3	0.1	—	—	(0.2)	0.2	—	—	—	—
HM Dunn Co Inc	0.2	—	—	—	—	0.2	—	—	—	—
Micronics Filtration Holdings Inc	35.5	—	—	—	2.1	37.6	—	—	—	—
One Call Care Management Inc	4.7	0.1	—	—	—	4.8	0.2	—	—	—
Petroplex Acidizing Inc	4.5	—	—	—	0.1	4.6	—	—	—	—
ThermaSys Corp	3.9	0.2	—	—	(0.2)	3.9	0.2	0.2	—	—
Senior Secured Loans—Second Lien
Belk Inc	—	4.3	—	—	(0.1)	4.2	0.2	—	—	—
Other Senior Secured Debt
JW Aluminum Co	41.8	—	—	—	(0.1)	41.7	1.0	—	—	—
Subordinated Debt
Home Partners of America Inc	—	3.5	—	—	—	3.5	—	—	—	—
Asset Based Finance
Home Partners JV, Common Stock	21.5	1.1	—	—	5.8	28.4	—	—	—	—
Home Partners JV, Private Equity	—	—	—	—	—	—	—	—	—	—
Home Partners JV, Structured Mezzanine	38.5	3.2	—	—	—	41.7	—	1.1	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	24.6	—	—	—	3.1	27.7	—	—	—	—
Equity/Other
ASG Technologies, Common Stock	42.7	—	—	—	19.4	62.1	—	—	—	—
ASG Technologies, Warrant	3.5	—	—	—	3.9	7.4	—	—	—	—
Belk Inc	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	3.2	—	—	—	0.1	3.3	—	—	—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.2	—	—	—	0.1	1.3	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	130.5	—	(0.1)	—	8.6	139.0	—	—	—	—
Home Partners of America Inc, Warrant	2.1	—	—	—	0.1	2.2	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	93.7	4.6	—	—	(19.2)	79.1	0.4	4.2	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(2)	Dividend Income(1)
Micronics Filtration Holdings Inc, Common Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	—	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock	2.4	—	—	—	0.3	2.7	—	—	—	—
One Call Care Management Inc, Preferred Stock A	25.5	—	—	—	3.5	29.0	—	—	—	—
One Call Care Management Inc, Preferred Stock B	10.6	—	(0.1)	—	0.3	10.8	—	0.2	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	0.2	—	—	(0.2)	—	—	—	—	0.1
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	9.0	—	—	—	(4.6)	4.4	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—

Total	$533.8	$50.5	$(0.2)	$—	$26.5	$610.6	$3.0	$5.7	$—	$0.1

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

(3)	Interest, PIK, fee and dividend income presented for the full three months ended March 31, 2021.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

(in millions, except share amounts)

(z)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the three months ended March 31, 2021, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the three months ended March 31, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$12.0	$—	$(12.4)	$(4.0)	$4.4	$—	$—	$—	$—	$—
Amtek Global Technology Pte Ltd	59.7	0.8	—	—	(1.5)	59.0	0.8	—	—	—
Sound United LLC	14.9	—	(0.1)	—	0.1	14.9	0.3	—	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	0.1	—	—	—	1.1	1.2	—	—	—	—
Sound United LLC	20.9	0.7	—	—	0.8	22.4	0.1	0.7	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	(0.7)	(22.9)	23.6	—	—	—	—	—
Subordinated Debt
Hilding Anders	32.4	—	—	—	26.5	58.9	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	30.3	—	—	—	(30.3)	—	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	29.4	—	—	—	—	29.4	0.6	0.2	—	—
801 5th Ave, Seattle, Private Equity	10.3	—	—	—	0.2	10.5	—	—	—	—
Avida Holding AB, Common Stock	38.3	—	(0.1)	—	0.3	38.5	—	—	—	—
Kilter Finance, Preferred Stock	0.2	0.3	—	—	—	0.5	—	—	—	—
Kilter Finance, Private Equity	0.2	—	—	—	—	0.2	—	—	—	—
Prime St LLC, Private Equity	3.9	—	—	—	(0.6)	3.3	—	—	—	—
Prime St LLC, Structured Mezzanine	22.8	—	—	—	—	22.8	0.3	0.3	—	—
Toorak Capital Funding LLC, Membership Interest	6.6	—	(3.2)	—	(0.6)	2.8	—	—	—	—
Toorak Capital Partners LLC, Private Equity	235.9	2.3	—	—	4.5	242.7	—	—	—	4.6
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	712.5	—	—	—	19.4	731.9	—	—	—	21.9
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	(16.5)	16.5	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	(0.1)	0.1	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	—	(1.4)	0.4	1.0	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Class A Units	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Common Stock	29.3	—	—	—	40.8	70.1	—	—	—	—
Sound United LLC, Series I Units	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Series II Units	—	—	—	—	—	—	—	—	—	—

Total	$1,259.7	$4.1	$(17.9)	$(43.1)	$106.3	$1,309.1	$2.1	$1.2	$—	$26.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2021

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

(3)	Interest, PIK and dividend income presented for the full three months ended March 31, 2021.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—111.4%
5 Arch Income Fund 2 LLC	(l)(n)(q)(w)	Diversified Financials	9.0%		11/18/23	$28.8	$28.8	$25.5
5 Arch Income Fund 2 LLC	(l)(n)(q)(v)(w)	Diversified Financials	9.0%		11/18/23	4.5	4.5	4.0
A10 Capital LLC	(g)(h)	Diversified Financials	L+650	1.0%	5/1/23	12.8	12.7	12.6
A10 Capital LLC	(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.1	14.0
Abaco Systems, Inc	(g)(h)(i)	Capital Goods	L+600	1.0%	12/7/21	60.6	60.0	60.6
ABB CONCISE Optical Group LLC	(g)(x)	Retailing	L+500	1.0%	6/15/23	0.7	0.7	0.7
Accuride Corp	(g)(h)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	17.7	17.6	16.1
Acproducts Inc	(g)(h)(x)	Consumer Durables & Apparel	L+650	1.0%	8/18/25	41.8	39.7	43.1
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+750	1.0%	10/4/22	19.8	16.4	12.0
All Systems Holding LLC	(f)(g)(h)	Commercial & Professional Services	L+625	1.0%	10/31/23	112.2	112.3	112.6
All Systems Holding LLC	(v)	Commercial & Professional Services	L+625	1.0%	10/31/23	7.2	7.2	7.2
American Tire Distributors Inc	(g)(x)	Automobiles & Components	L+750, 0.0% PIK (1.5% Max PIK)	1.0%	9/2/24	23.0	21.7	22.0
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	€54.4	66.3	59.7
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.3%	6/15/23	$0.6	0.6	0.6
Apex Group Limited	(l)(v)	Diversified Financials	L+700	1.3%	6/15/23	1.3	1.2	1.3
Apex Group Limited	(g)(h)(l)	Diversified Financials	L+700	1.3%	6/16/25	18.6	18.3	18.7
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.5%	6/16/25	£31.3	39.7	43.2
Ardonagh Group Ltd	(g)(l)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/26	0.1	0.2	0.2
Ardonagh Group Ltd	(l)(v)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/26	0.7	0.8	0.9
Aspect Software Inc	(g)	Software & Services	8.0% PIK (8.0% Max PIK)		1/15/21	$0.0	0.0	0.0
Aspect Software Inc	(v)	Software & Services	L+500	1.0%	7/15/23	0.7	0.7	0.7
Berner Food & Beverage LLC	(g)(h)(i)	Food & Staples Retailing	L+875	1.0%	3/16/22	87.6	87.3	91.6
Borden (New Dairy Opco)	(g)(y)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25	7.6	7.6	7.6
Borden (New Dairy Opco)	(g)(y)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25	16.8	16.8	16.8
Borden Dairy Co	(g)(n)(w)(y)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	26.0	24.1	—
Charles Taylor PLC	(g)(l)	Diversified Financials	L+575	0.0%	1/24/27	£33.6	42.9	43.3
CSafe Global	(g)	Capital Goods	L+625	1.0%	12/23/27	$0.1	0.1	0.1
CSafe Global	(v)	Capital Goods	L+625	1.0%	12/23/27	1.5	1.5	1.5
CSafe Global	(g)(h)	Capital Goods	L+625	1.0%	12/23/27	16.0	15.9	15.9
CSM Bakery Products	(g)(x)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22	1.1	1.1	1.1
CTI Foods Holding Co LLC	(g)	Food, Beverage & Tobacco	L+577, 3.0% PIK (3.0% Max PIK)	1.0%	5/3/24	3.0	3.0	2.5
Distribution International Inc	(g)(h)(x)	Retailing	L+575	1.0%	12/15/23	27.6	25.2	25.3
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	7.1	7.1	7.1
Eagle Family Foods Inc	(g)(h)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	45.6	45.3	45.6
Empire Today LLC	(g)(h)	Retailing	L+650	1.0%	11/17/22	75.6	75.6	76.4
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	4.3	4.3	3.6
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.5	0.5	0.4
Entertainment Benefits Group LLC	(g)(h)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	30.1	29.8	25.3
FloWorks International LLC	(g)(h)	Capital Goods	L+600	1.0%	10/14/26	17.2	17.0	17.0
FloWorks International LLC	(g)	Capital Goods	L+600	1.0%	10/14/26	6.4	6.4	6.4
FloWorks International LLC	(v)	Capital Goods	L+600	1.0%	10/14/26	6.4	6.4	6.4
Frontline Technologies Group LLC	(g)	Software & Services	L+525	1.0%	9/18/23	22.3	22.3	22.3
Frontline Technologies Group LLC	(g)(h)(i)	Software & Services	L+575	1.0%	9/18/23	51.9	51.6	52.0
Greystone & Co Inc	(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	36.8	36.6	37.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone Equity Member Corp	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	$60.8	$60.8	$60.3
Heniff Transportation Systems LLC	(g)	Transportation	L+575	1.0%	12/3/24	3.4	3.4	3.4
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	4.8	4.8	4.7
Heniff Transportation Systems LLC	(g)(h)(i)	Transportation	L+575	1.0%	12/3/26	64.4	64.1	64.0
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	0.9	0.6	0.3
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	0.3	0.3	0.2
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	32.4	32.2	26.8
ID Verde	(g)(l)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	€30.3	33.3	37.1
ID Verde	(g)(l)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	£4.3	5.1	5.9
Individual FoodService	(g)	Capital Goods	L+625	1.0%	11/22/24	$0.1	0.1	0.1
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	0.4	0.4	0.4
Individual FoodService	(g)	Capital Goods	L+625	1.0%	11/22/25	6.8	6.8	6.8
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/25	0.5	0.5	0.5
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€19.3	20.7	23.9
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	8.1	9.3	10.1
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$24.1	24.1	26.4
J S Held LLC	(g)(h)	Insurance	L+600	1.0%	7/1/25	65.5	65.1	66.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4
J S Held LLC	(g)	Insurance	L+600	1.0%	7/1/25	1.1	1.1	1.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	5.1	5.1	5.1
Jarrow Formulas Inc	(g)(i)	Household & Personal Products	L+625	1.0%	11/30/26	57.3	56.6	56.6
Jo-Ann Stores Inc	(g)(h)(x)	Retailing	L+500	1.0%	10/20/23	8.7	8.7	8.5
Kellermeyer Bergensons Services LLC	(g)(h)(i)	Commercial & Professional Services	L+650	1.0%	11/7/26	117.7	117.0	118.9
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+650	1.0%	11/7/26	28.3	28.3	28.6
Kodiak BP LLC	(h)	Capital Goods	L+725	1.0%	12/1/24	10.2	10.2	10.3
Kodiak BP LLC	(g)(h)	Capital Goods	L+725	1.0%	12/1/24	125.0	124.8	126.2
Koosharem LLC	(g)(x)	Commercial & Professional Services	L+450	1.0%	4/18/25	0.0	0.0	0.0
Lexitas Inc	(g)(h)(i)	Commercial & Professional Services	L+600	1.0%	11/14/25	34.7	34.4	34.6
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	4.3	4.2	4.3
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	2.5	2.5	2.5
Lipari Foods LLC	(g)(h)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	84.4	83.8	85.0
Lipari Foods LLC	(g)	Food & Staples Retailing	L+588	1.0%	1/6/25	19.2	19.2	19.3
Matchesfashion Ltd	(g)(h)(l)	Consumer Durables & Apparel	L+463, 1.0% PIK (1.0% Max PIK)	0.0%	10/11/24	12.7	12.1	9.8
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	1.4	1.4	1.4
Miami Beach Medical Group LLC	(g)	Health Care Equipment & Services	L+650	1.0%	12/14/26	7.8	7.8	7.8
Micronics Filtration Holdings Inc	(g)(n)(w)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	47.6	45.0	35.5
Motion Recruitment Partners LLC	(g)(h)	Commercial & Professional Services	L+650	1.0%	12/19/25	37.5	37.2	33.7
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/19/25	29.8	29.8	29.8
NBG Home	(g)(h)(i)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	69.3	69.0	55.4
NCI Inc	(g)(h)(i)	Software & Services	L+500, 2.5% PIK (2.5% Max PIK)	1.0%	8/15/24	83.5	82.9	59.0
Omnimax International Inc	(g)(h)	Capital Goods	L+725	1.0%	10/8/26	44.7	44.0	44.0
Omnimax International Inc	(v)	Capital Goods	L+725	1.0%	10/8/26	7.7	7.7	7.7
One Call Care Management Inc	(g)(x)(y)	Health Care Equipment & Services	L+525	1.0%	11/27/22	4.9	4.3	4.7
P2 Energy Solutions Inc.	(g)	Software & Services	L+675	1.0%	1/31/25	2.3	2.3	2.2
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	4.7	4.7	4.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
P2 Energy Solutions Inc.	(g)(h)(i)	Software & Services	L+675	1.0%	2/2/26		$116.5	$115.2	$111.0
Petroplex Acidizing Inc	(g)(n)(w)(y)	Energy	L+900 PIK (L+900 Max PIK)	1.0%	12/30/21		24.6	22.2	4.5
Polyconcept North America Inc	(g)(x)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		21.5	21.2	20.4
Premium Credit Ltd	(g)(l)	Diversified Financials	L+650	0.0%	1/16/26		£40.0	51.2	53.9
Project Marron	(g)(l)	Consumer Services	B+575	0.0%	7/3/25	A$	1.5	1.0	1.0
PSKW LLC	(g)	Health Care Equipment & Services	L+625	1.0%	3/9/26		$137.3	135.7	137.6
Qdoba Restaurant Corp	(g)(h)(x)	Consumer Services	L+700	1.0%	3/21/25		11.1	10.9	10.4
Reliant Rehab Hospital Cincinnati LLC	(g)(h)(i)	Health Care Equipment & Services	L+675	0.0%	9/2/24		64.8	64.5	62.4
Revere Superior Holdings Inc	(g)(h)	Software & Services	L+575	1.0%	9/30/26		12.9	12.9	13.0
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26		1.0	1.0	1.0
Roadrunner Intermediate Acquisition Co LLC	(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		10.7	10.7	10.7
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	9/30/26		3.2	3.1	3.2
RSC Insurance Brokerage Inc	(g)(h)(i)	Insurance	L+550	1.0%	10/30/26		98.4	97.8	98.3
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	10/30/26		6.3	6.3	6.3
Safe-Guard Products International LLC	(g)(i)	Diversified Financials	L+575	0.0%	1/27/27		40.0	39.6	39.9
Savers Inc	(g)(h)	Retailing	L+800, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		44.9	44.6	44.4
Savers Inc	(g)(l)	Retailing	C+850, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	62.4	46.1	49.2
Sequa Corp	(h)(x)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		$11.4	10.8	11.4
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.7	13.7	9.2
Sequel Youth & Family Services LLC	(g)(h)	Health Care Equipment & Services	L+800	1.0%	9/1/23		80.0	80.0	53.7
Sequential Brands Group Inc.	(g)(h)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		59.0	57.8	50.9
Sorenson Communications LLC	(h)(x)	Telecommunication Services	L+650	0.0%	4/29/24		10.1	9.9	10.1
Sound United LLC	(g)(h)(z)	Consumer Durables & Apparel	L+700	1.0%	12/31/23		15.0	15.0	14.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		0.6	0.7	0.7
Sungard Availability Services Capital Inc	(v)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		0.3	0.4	0.4
Sweeping Corp of America Inc	(g)	Commercial & Professional Services	L+575	1.0%	11/30/26		10.7	10.6	10.6
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.4	3.4	3.4
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.7	1.7	1.7
Sweet Harvest Foods Management Co	(g)(i)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		24.4	24.3	24.4
Sweet Harvest Foods Management Co	(v)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		0.8	0.8	0.8
Tangoe LLC	(g)(h)(i)	Software & Services	L+650	1.0%	11/28/25		89.2	88.5	82.5
ThermaSys Corp	(g)(y)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		7.5	7.9	3.9
ThreeSixty Group	(g)(h)(i)	Retailing	L+375, 3.8% PIK (3.8% Max PIK)	1.5%	3/1/23		51.6	51.3	46.6
ThreeSixty Group	(g)(h)(i)	Retailing	L+375, 3.8% PIK (3.8% Max PIK)	1.5%	3/1/23		51.3	50.9	46.3
Torrid Inc	(g)(h)	Retailing	L+675	1.0%	12/16/24		26.3	26.0	26.3
Trace3 Inc	(g)(h)	Software & Services	L+675	1.0%	8/3/24		89.0	89.0	89.0
Transaction Services Group Ltd	(g)(l)	Software & Services	B+600	0.0%	10/15/26	A$	7.6	5.0	5.5
Transaction Services Group Ltd	(g)(h)(l)	Software & Services	L+600	0.0%	10/15/26		$15.9	15.9	14.8
Transaction Services Group Ltd	(g)(l)	Software & Services	L+600	0.0%	10/15/26		£6.1	7.8	7.8
Truck-Lite Co LLC	(g)	Capital Goods	L+625	1.0%	12/13/24		$9.3	9.2	9.0
Truck-Lite Co LLC	(v)	Capital Goods	L+625	1.0%	12/13/24		2.5	2.5	2.5
Truck-Lite Co LLC	(g)(h)(i)	Capital Goods	L+625	1.0%	12/13/26		125.4	124.1	121.8
Utility One Source LP	(h)(x)	Capital Goods	L+425	0.0%	4/18/25		0.0	0.0	0.0
Virgin Pulse Inc	(g)(h)(i)	Software & Services	L+650	1.0%	5/22/25		115.6	114.9	115.6
Warren Resources Inc	(g)(h)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21		0.7	0.7	0.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	10/15/21	$4.3	$4.3	$4.3
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	7/15/22	4.6	4.6	4.6
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	16.9	16.9	17.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	7.0	7.0	7.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	14.9	14.9	15.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	11.7	11.6	11.8
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	15.8	15.8	15.8

Total Senior Secured Loans—First Lien							3,750.9	3,603.5
Unfunded Loan Commitments							(154.0)	(154.0)

Net Senior Secured Loans—First Lien							3,596.9	3,449.5

Senior Secured Loans—Second Lien—28.4%
Abaco Systems, Inc	(g)	Capital Goods	L+1,050	1.0%	6/7/22	63.4	63.0	63.4
Amtek Global Technology Pte Ltd	(g)(j)(l)(n)(w)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24	€44.9	51.3	0.1
athenahealth Inc	(g)	Health Care Equipment & Services	L+850	0.0%	2/11/27	$112.9	112.0	114.0
Belk Inc	(g)(n)(w)	Retailing	10.5%		6/12/23	19.5	14.0	2.7
Belk Inc	(g)(n)(w)	Retailing	10.5%		10/29/25	99.6	90.5	13.9
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	18.0	18.0	17.9
Culligan International Co	(g)(h)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.4	85.0
Datatel Inc	(g)	Software & Services	L+800	1.0%	10/9/28	53.7	53.0	53.0
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.8	9.2
MedAssets Inc	(g)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	62.2	62.6
NBG Home	(g)(n)(w)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	27.6	24.7	17.0
NEP Broadcasting LLC	(g)(x)	Media & Entertainment	L+700	0.0%	10/19/26	1.0	1.0	0.9
OEConnection LLC	(g)	Software & Services	L+825	0.0%	9/25/27	34.1	33.7	33.8
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750	0.0%	10/26/26	1.9	1.9	1.7
Peak 10 Holding Corp	(g)(n)(w)(x)	Telecommunication Services	L+725	0.0%	8/1/25	0.2	0.2	0.1
Petrochoice Holdings Inc	(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.1	54.9
Polyconcept North America Inc	(g)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	8.7	8.6	7.5
Pretium Packaging LLC	(g)	Household & Personal Products	L+825	0.8%	11/6/28	18.6	18.3	18.3
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.4	76.0
Rise Baking Company	(g)(h)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.9	29.1
Sequa Corp	(h)(x)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	3.6	3.5	3.1
Sorenson Communications LLC	(f)(h)	Telecommunication Services	L+1,150 PIK (L+1,150 Max PIK)		4/30/25	18.4	18.0	18.4
Sound United LLC	(g)(z)	Consumer Durables & Apparel	13.5% PIK (13.5% Max PIK)		6/30/24	21.8	20.9	20.9
Sparta Systems Inc	(g)	Software & Services	L+825	1.0%	8/21/25	35.1	34.7	34.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+400, 2.8% PIK (2.8 % Max PIK)	1.0%	8/1/24	1.9	1.9	1.9
Vestcom International Inc	(g)(h)	Consumer Services	L+825	1.0%	12/19/24	70.5	70.1	70.5
WireCo WorldGroup Inc	(h)(x)	Capital Goods	L+900	1.0%	9/30/24	3.4	3.4	2.8
Wittur Holding GmbH	(g)(l)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€56.7	60.6	66.3

Total Senior Secured Loans—Second Lien							1,035.1	879.9

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Other Senior Secured Debt—2.8%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$38.3	$23.6	$—
Angelica Corp	(n)(t)(w)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	48.4	42.3	23.9
Black Swan Energy Ltd	(g)(l)	Energy	9.0%		1/20/24	6.0	6.0	5.9
JW Aluminum Co	(g)(x)(y)	Materials	10.3%		6/1/26	39.3	39.4	41.8
Lycra	(g)(l)(x)	Consumer Durables & Apparel	7.5%		5/1/25	5.4	5.4	4.8
TruckPro LLC	(g)(x)	Capital Goods	11.0%		10/15/24	2.8	2.6	3.0
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	6.2

Total Other Senior Secured Debt							126.8	85.6

Subordinated Debt—5.5%
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.0	0.0	0.0
Ardonagh Group Ltd	(g)(l)(x)	Insurance	11.5%		1/15/27	0.8	0.8	0.8
athenahealth Inc	(g)	Health Care Equipment & Services	L+1,113 PIK (L+1,113 Max PIK)		2/11/27	71.2	71.2	71.5
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	19.0	18.8	17.8
Cornerstone (Ply Gem Holdings Inc)	(g)(x)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2
Craftworks Rest & Breweries Group Inc	(g)(n)(w)	Consumer Services	14.0% PIK (14.0% Max PIK)		11/1/24	7.3	7.2	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				€110.5	—	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				24.8	26.9	30.3
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	118.2	99.4	32.4
Legends Hospitality LLC	(g)	Consumer Services	L+1,000 PIK (L+1,000 Max PIK)	1.0%	5/6/26	$18.2	17.9	17.9

Total Subordinated Debt							242.4	170.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—30.8%
801 5th Ave, Seattle, Private Equity	(g)(l)(n)(z)	Real Estate				4,529,676	$4.5	$10.3
801 5th Ave, Seattle, Structure Mezzanine	(g)(l)(z)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$29.4	29.4	29.4
Abacus JV, Private Equity	(g)(l)	Insurance				29,115,242	29.1	31.0
Accelerator Investments Aggregator LP, Private Equity	(g)(l)(n)	Diversified Financials				4,285,347	5.0	3.8
Altavair AirFinance, Private Equity	(g)(l)	Capital Goods				46,599,209	46.6	46.6
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	3.8	—
Australis Maritime, Common Stock	(g)(l)	Transportation				19,792,141	19.8	19.6
Avida Holding AB, Common Stock	(g)(l)(n)(z)	Diversified Financials				328,271,754	35.5	38.3
Bank of Ireland, Class B Credit Linked Floating Rate Note	(j)(l)	Banks	L+1,185		12/4/27	$14.7	14.7	14.5
Byrider Finance LLC, Structured Mezzanine	(g)	Automobiles & Components	L+1,050	0.3%	6/3/28	$2.1	2.1	2.1
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$5.5	5.5	5.5
Byrider Finance LLC, Sub Note	(g)(l)	Automobiles & Components	8.7%		2/17/25	$2.1	2.0	2.2
Callodine Commercial Finance LLC, 2L Term Loan A	(g)	Diversified Financials	L+900	1.0%	11/3/25	$37.5	37.5	37.5
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.1	12.1	12.1
Capital Automotive LP, Private Equity	(g)(l)(n)	Real Estate				10,001,344	10.0	10.0
Capital Automotive LP, Structured Mezzanine	(g)(l)	Real Estate	11.0% PIK (11.0% Max PIK)		12/22/28	$20.0	20.0	20.0
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				69,429,554	69.4	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.3	$1.2	$1.2
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$8.5	7.5	7.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.7	1.5	1.5
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.6	1.5	1.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$99.2	87.9	87.5
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$22.1	19.6	19.5
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.3	2.0	2.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$17.6	15.6	15.5
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$8.5	7.5	7.5
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.9	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$21.2	18.8	18.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$20.9	18.5	18.4
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				5,092,915	5.1	5.7
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				1,836,896	1.8	1.9
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				16,886,437	16.9	21.5
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				585,960	0.6	0.0
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$38.5	38.5	38.5
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$9.7	9.7	9.7
Kilter Finance, Preferred Stock	(g)(l)(z)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			228,173	0.2	0.2
Kilter Finance, Private Equity	(g)(l)(n)(z)	Insurance				247,441	0.2	0.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	16.0%		5/31/23	N/A	39.1	38.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(g)(l)	Capital Goods				18,232,157	18.2	20.2
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	8.0%		6/22/22	€7.4	8.4	9.0
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	12.0%		6/22/22	$4.7	5.3	5.7
Opendoor Labs Inc, 2L Term Loan	(g)(l)	Real Estate	10.0%		1/23/26	$23.6	23.6	23.6
Opendoor Labs Inc, 2L Term Loan	(l)(v)	Real Estate	10.0%		1/23/26	$47.1	47.1	47.1
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				62,976	62.0	24.6
Prime ST LLC, Private Equity	(g)(l)(n)(z)	Real Estate				3,058,733	3.1	3.9
Prime ST LLC, Structured Mezzanine	(g)(l)(z)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$22.8	22.8	22.8
Rampart CLO 2007 1A Class Subord.	(g)(l)(n)	Diversified Financials			10/25/21	$10.0	—	—
Sofi Lending Corp, Purchase Facility	(g)(l)	Diversified Financials				32,231,687	32.2	32.6
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials				12,500,000	12.5	12.1
Toorak Capital Funding LLC, Membership Interest	(g)(l)(z)	Real Estate				N/A	5.5	6.6
Toorak Capital Partners LLC, Private Equity	(g)(z)	Real Estate				N/A	195.8	235.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)(n)	Diversified Financials			1/15/26	$42.5	17.5	—

Total Asset Based Finance							1,099.5	1,025.8
Unfunded Asset Based Finance Commitments							(74.4)	(74.4)

Net Asset Based Finance							1,025.1	951.4

Strategic Credit Opportunities, LLC—23.0%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$810.3	810.3	712.5

Total Strategic Credit Opportunities Partners							810.3	712.5

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Imagine Communications Corp, Common Stock	(g)(n)	Media & Entertainment				33,034	$3.8	$2.9
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	8,404	107.3	93.7
Maverick Natural Resources, Common Stock	(n)	Energy				160,101	44.0	48.6
MB Precision Holdings LLC, Class A—2 Units	(n)(p)	Capital Goods				1,426,110	0.5	—
Miami Beach Medical Group LLC, Common Stock	(g)(n)	Health Care Equipment & Services				269,107	0.3	0.3
Micronics Filtration Holdings Inc, Common Stock	(g)(n)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				23	0.2	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(g)(y)	Capital Goods	3.0% PIK (3.0% Max PIK)		3/31/24	112,780	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(g)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/31/24	54,000	—	—
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(g)(n)(y)	Health Care Equipment & Services				4,370,566,806	3.0	2.4
One Call Care Management Inc, Preferred Stock A	(g)(n)(y)	Health Care Equipment & Services				466,194	32.3	25.5
One Call Care Management Inc, Preferred Stock B	(g)(y)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	9,615,247	9.8	10.6
Petroplex Acidizing Inc, Preferred Stock A	(g)(y)	Energy	2.0% PIK (2.0% Max PIK)			24,642,082	4.5	—
Petroplex Acidizing Inc, Warrant	(g)(n)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(g)(n)	Household & Personal Products				29,376	2.9	2.1
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	9.0
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Common Stock	(g)(n)	Health Care Equipment & Services				32,622	0.3	0.3
Quorum Health Corp, Trade Claim	(g)(n)	Health Care Equipment & Services				3,334,000	0.3	0.3
Quorum Health Corp, Trust Initial Funding Units	(g)(n)	Health Care Equipment & Services				57,595	0.1	0.1
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.3
Sequential Brands Group Inc., Common Stock	(g)(x)	Consumer Durables & Apparel				5,167	2.8	0.1
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	42.3
Sound United LLC, Class A Units	(g)(n)(z)	Consumer Durables & Apparel				649,538	1.1	—
Sound United LLC, Common Stock	(g)(n)(z)	Consumer Durables & Apparel				12,857,143	17.3	29.3
Sound United LLC, Series I Units	(g)(n)(z)	Consumer Durables & Apparel				308,948	0.5	—
Sound United LLC, Series II Units	(n)(p)(z)	Consumer Durables & Apparel				316,770	0.5	—
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	4.9
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(f)(g)(n)	Software & Services				44,857	3.1	1.5
Sweet Harvest Foods Management Co, Warrant	(g)(i)(n)	Food & Staples Retailing			6/30/30	2,883,007	—	1.1
ThermaSys Corp, Common Stock	(f)(g)(n)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.7	—
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	1.4
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.1
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.2
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	3.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	$—	$0.1

Total Equity/Other							616.1	530.0

TOTAL INVESTMENTS—219.0%							$7,452.7	6,779.8

LIABILITIES IN EXCESS OF OTHER ASSETS—(119.0%)								(3,683.8)

NET ASSETS—100%								$3,096.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2020	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0 Sold	$2.1	$2.3	$(0.2)
EUR	5/6/2022	JP Morgan Chase Bank		€6.1 Sold	7.5	7.5	—
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.6	0.1
EUR	8/8/2025	JP Morgan Chase Bank		€4.8 Sold	5.7	6.1	(0.4)
GBP	10/13/2021	JP Morgan Chase Bank		£0.6 Sold	0.9	0.8	0.1
GBP	10/13/2021	JP Morgan Chase Bank		£0.6 Bought	(0.8)	(0.8)	—
GBP	1/11/2023	JP Morgan Chase Bank		£2.0 Bought	(2.7)	(2.7)	—
GBP	1/11/2023	JP Morgan Chase Bank		£7.0 Sold	9.4	9.6	(0.2)
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.7	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.7	0.1
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.9	—
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.6	(0.4)
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	14.8	(1.5)

Total					$54.5	$56.5	$(2.0)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Home Partners of America Inc, Common Stock	$134.1	$—	$—	$—	$(3.6)	$130.5	$—	$—	$—	$—
Home Partners of America Inc, Warrant	2.0	—	—	—	0.1	2.1	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	127.2	16.9	—	—	(50.4)	93.7	2.4	14.6	—	—
MB Precision Holdings LLC, Class A—2 Units	—	—	(0.5)	—	0.5	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	—	—	(1.9)	0.7	—	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock(4)	—	0.6	—	—	(0.6)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A(4)	—	0.6	—	—	(0.6)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B(4)	—	0.2	—	—	(0.2)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK(4)	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK(4)	—	—	—	—	—	—	—	—	—	—
Mood Media Corp, Common Stock	0.9	—	—	(11.8)	10.9	—	—	—	—	—
Mood Media LLC, Class A Warrants	—	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class B Warrants	—	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class C Warrants	—	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock	3.0	—	—	—	(0.6)	2.4	—	—	—	—
One Call Care Management Inc, Preferred Stock A	32.3	—	—	—	(6.8)	25.5	—	—	—	—
One Call Care Management Inc, Preferred Stock B	9.8	—	—	—	0.8	10.6	—	0.9	—	—
Petroplex Acidizing Inc, Preferred Stock A	4.2	0.3	—	—	(4.5)	—	—	—	—	0.4
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	14.4	—	—	—	(5.4)	9.0	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
Safariland LLC, Common Equity	6.4	—	(1.0)	(2.0)	(3.4)	—	—	—	—	—
ThermaSys Corp, Common Stock	6.9	—	—	—	(6.9)	—	—	—	—	—
ThermaSys Corp, Preferred Stock	1.5	—	—	—	(1.5)	—	—	—	—	—
Z Gallerie LLC, Common Stock	0.7	—	—	(0.7)	—	—	—	—	—	—

Total	$716.7	$215.1	$(140.9)	$(131.8)	$(125.3)	$533.8	$9.8	$19.4	$0.2	$0.4

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Hilding Anders, Class A Common Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	1.3	—	—	—	(1.3)	—	—	—	—	—
KKR BPT Holdings Aggregator LLC, Membership Interest	—	—	(0.4)	(17.2)	17.6	—	—	—	—	—
Sound United LLC, Class A Units	—	1.1	—	—	(1.1)	—	—	—	—	—
Sound United LLC, Common Stock	—	17.3	—	—	12.0	29.3	—	—	—	—
Sound United LLC, Series I Units	—	0.5	—	—	(0.5)	—	—	—	—	—
Sound United LLC, Series II Units	—	0.5	—	—	(0.5)	—	—	—	—	—

Total	$978.9	$527.4	$(99.8)	$(34.8)	$(112.0)	$1,259.7	$7.1	$3.8	$—	$80.0

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of March 31, 2021, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2021. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Three Months Ended March 31, 2020
Weighted average number of shares of common stock outstanding (as previously reported)	503,423,652
Weighted average number of shares of common stock outstanding (as adjusted)	125,855,913
Net investment income per share (as previously reported)	$0.19
Net investment income per share (as adjusted)	$0.78
Earnings per share (as previously reported)	$(1.40)
Earnings per share (as adjusted)	$(5.59)

On November 23, 2020, the Company entered into an Agreement and Plan of Merger, or the 2020 Merger Agreement, with FS KKR Capital Corp II., a Maryland corporation, or FSKR and, together with the Company, the Funds, Rocky Merger Sub, Inc.,

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization (continued)

a Maryland corporation and wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. The 2020 Merger Agreement provides that, subject to the conditions set forth in the 2020 Merger Agreement, Merger Sub will merge with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of the Company, or the First Merger, and, immediately thereafter, FSKR will merge with and into the Company, with the Company continuing as the surviving company or, together with the First Merger, the 2021 Merger. See Note 12 for additional information.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

The subordinated incentive fee on income is subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current and eleven preceding calendar quarters minus the cumulative “per share incentive fees” accrued and/or payable for the eleven preceding calendar quarters multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income is being calculated. The definitions of “per share pre-incentive fee return” and “per share incentive fees” under the investment advisory agreement take into account the historic per share pre-incentive fee return of both the Company and CCT, together with the historic per share incentive fees paid by both the Company and CCT. For the purpose of calculating the “per share pre-incentive fee return,” any unrealized appreciation or depreciation recognized as a result of the purchase accounting for the Company’s acquisition of CCT, or the 2018 Merger, is excluded.

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2020 and the audited consolidated financial statements as of and for the year ended December 31, 2020 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2021.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2021, the Company recognized $2 in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
	Shares	Amount	Shares(1)	Amount
Share Repurchase Program	—	$—	(2,235,408)	$(40)

Net Proceeds from Share Transactions	—	$—	(2,235,408)	$(40)

(1)	The number of shares repurchased has been retroactively adjusted to reflect the Reverse Stock Split as discussed below.

During the three months ended March 31, 2021, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 275,642 shares of common stock in the open market at an average price per share of $17.21 (totaling $5) pursuant to the DRP, and distributed such shares to participants in the DRP. During the three months ended March 31, 2020, the administrator for the DRP purchased 270,663 shares of common stock in the open market at an average price per share of $25.12 (totaling $7) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from April 1, 2021 to May 7, 2021, the administrator for the DRP purchased 221,020 shares of common stock in the open market at an average price per share of $20.94 (totaling $5) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

December 2018 Share Repurchase Program

In December 2018, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company was permitted to repurchase up to $200 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share.

During the three months ended March 31, 2020, the Company repurchased 2,235,408 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $17.79 (totaling $40). The program has terminated since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

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

On April 9, 2018, the Company entered into an administration agreement with the Advisor, or the administration agreement. Pursuant to the administration agreement, the Advisor oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Advisor also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the U.S. Securities and Exchange Commission, or the SEC. In addition, the Advisor assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2021 and 2020:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2021	2020
The Advisor	Investment advisory agreement	Base Management Fee(1)	$25	$30
The Advisor	Administration agreement	Administrative Services Expenses(2)	$2	$2

(1)

During the three months ended March 31, 2021 and 2020, $25 and $30, respectively, in base management fees were paid to the Advisor. As of March 31, 2021, $25 in base management fees were payable to the Advisor.

(2)

During the three months ended March 31, 2021 and 2020, $1 and $1, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.1 for the three months ended March 31, 2021. The Company paid $1 and $3, respectively, in administrative services expenses to the Advisor during the three months ended March 31, 2021 and 2020.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to FS KKR Capital Corp. II, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

Affiliated Purchaser Program

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company’s common stock. The Company is not a party to any transaction with the investment vehicle.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2021 and 2020:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2020
March 31, 2020	$0.76000	$95

Total	$0.76000	$95

Fiscal 2021
March 31, 2021	$0.60000	$74

Total	$0.60000	$74

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

On May 7, 2021, the Company’s board of directors declared a regular quarterly cash distribution of $0.60 per share, which will be paid on or about July 2, 2021 to stockholders of record as of the close of business on June 11, 2021. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021		2020
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	74	100%	95	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$74	100%	$95	100%

(1)

During the three months ended March 31, 2021 and 2020, 86.7% and 89.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.0% and 1.7%, respectively, was attributable to non-cash accretion of discount and 11.3% and 8.9%, respectively, was attributable to PIK interest.

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

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2021, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $37 and $862, respectively. $85 of such losses were carried over from CCT due to the 2018 Merger, and $177 of such losses were carried over from losses generated by the Company prior to the 2018 Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

As of March 31, 2021 and December 31, 2020, the Company’s gross unrealized appreciation on a tax basis was $1,201 and $1,121, respectively. As of March 31, 2021 and December 31, 2020, the Company’s gross unrealized depreciation on a tax basis was $1,204 and $1,280, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $7,149 and $7,622 as of March 31, 2021 and December 31, 2020, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(692) and $(842) as of March 31, 2021 and December 31, 2020, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

As of March 31, 2021, the Company had a deferred tax liability of $5 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $57 resulting from net operating losses of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of March 31, 2021, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $52. For the three months ended March 31, 2021, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,445	$3,303	51.2%	$3,597	$3,449	50.9%
Senior Secured Loans—Second Lien	772	713	11.0%	1,035	880	13.0%
Other Senior Secured Debt	98	81	1.3%	127	86	1.3%
Subordinated Debt	154	79	1.2%	243	171	2.5%
Asset Based Finance	1,017	948	14.7%	1,025	951	14.0%
Strategic Credit Opportunities Partners, LLC	810	732	11.3%	810	713	10.5%
Equity/Other	592	601	9.3%	616	530	7.8%

Total	$6,888	$6,457	100.0%	$7,453	$6,780	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of March 31, 2021, the Company held investments in nine portfolio companies of which it is deemed to “control.” As of March 31, 2021, the Company held investments in fourteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the unaudited consolidated schedule of investments as of March 31, 2021 in this quarterly report on Form 10-Q.

As of December 31, 2020, the Company held investments in ten portfolio companies of which it is deemed to “control.” As of December 31, 2020, the Company held investments in thirteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (y) and (z) to the consolidated schedule of investments as of December 31, 2020 in this quarterly report on Form 10-Q.

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2021, the Company had unfunded debt investments with aggregate unfunded commitments of $252.0, unfunded equity/other commitments of $205.7 and unfunded commitments of $65.8 of Strategic Credit Opportunities Partners, LLC. As of December 31, 2020, the Company had unfunded debt investments with aggregate unfunded commitments of $228.4, unfunded equity commitments of $142.9 and unfunded commitments of $65.8 of Strategic Credit Opportunities Partners, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2021 and the Company’s audited consolidated schedule of investments as of December 31, 2020.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$107	1.7%	$104	1.5%
Banks	14	0.2%	14	0.2%
Capital Goods	748	11.6%	799	11.8%
Commercial & Professional Services	416	6.4%	564	8.3%
Consumer Durables & Apparel	426	6.6%	385	5.7%
Consumer Services	124	1.9%	145	2.1%
Diversified Financials	361	5.6%	467	6.9%
Energy	113	1.8%	107	1.6%
Food & Staples Retailing	222	3.4%	221	3.3%
Food, Beverage & Tobacco	104	1.6%	106	1.6%
Health Care Equipment & Services	410	6.4%	604	8.9%
Household & Personal Products	178	2.8%	190	2.8%
Insurance	182	2.8%	208	3.1%
Materials	128	2.0%	147	2.2%
Media & Entertainment	54	0.8%	36	0.5%
Pharmaceuticals, Biotechnology & Life Sciences	83	1.3%	34	0.5%
Real Estate	580	9.0%	555	8.2%
Retailing	434	6.7%	344	5.1%
Software & Services	771	11.9%	770	11.3%
Strategic Credit Opportunities Partners, LLC	732	11.3%	713	10.5%
Technology Hardware & Equipment	—	—	15	0.2%
Telecommunication Services	72	1.1%	71	1.0%
Transportation	198	3.1%	181	2.7%

Total	$6,457	100.0%	$6,780	100.0%

Strategic Credit Opportunities Partners, LLC

Strategic Credit Opportunities Partners, LLC, or SCJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in SCJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing SCJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to SCJV. SCJV’s amended and restated limited liability company agreement, or the SCJV Agreement, requires the Company and SCRS to provide capital to SCJV of up to $1,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the SCJV Agreement, the Company and SCRS each have 50% voting control of SCJV and are required to agree on all investment decisions as well as certain other significant actions for SCJV. SCJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of SCJV, the Company performs certain day-to-day management responsibilities on behalf of SCJV and is entitled to a fee of 0.25% of SCJV’s assets under administration, calculated and payable quarterly in arrears. As of March 31, 2021, the Company and SCRS have funded approximately $924.8 to SCJV, of which $809.2 was from the Company.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Jersey City Funding Credit Facility, which provides for up to $350 of borrowings as of March 31, 2021. The Jersey City Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR plus 2.25%. Foreign currency loans bear interest at the floating rate plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Jersey City Funding Credit Facility matures on September 29, 2021. As of March 31, 2021, total outstanding borrowings under the Jersey City Funding Credit Facility were $242.8. Borrowings under the Jersey City Funding Credit Facility are secured by substantially all of the assets of Jersey City Funding.

Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with Citibank, N.A., or as amended, the Chestnut Street Funding Credit Facility, which provides for up to $400 of borrowings as of March 31, 2021. The Chestnut Street Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of three-month LIBOR plus 2.25%. Foreign currency loans bear interest at the applicable floating rate plus 2.25%. Chestnut Street Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Chestnut Street Funding Credit Facility matures on September 18, 2024. As of March 31, 2021, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $182.4. Borrowings under the Chestnut Street Funding Credit Facility are secured by substantially all of the assets of Chestnut Street Funding.

Boxwood Drive Funding LLC, or Boxwood Drive Funding, a wholly-owned subsidiary of SCJV, has a revolving credit facility with BNP Paribas, or the Boxwood Drive Funding Credit Facility, which provides for up to $300 of borrowings as of March 31, 2021. The Boxwood Drive Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR plus a spread of 2.05% to 3.15% during the reinvestment period and 2.50% to 3.25% thereafter. Foreign currency of loans bear interest at the applicable floating rate plus the applicable spread. Boxwood Drive Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Boxwood Drive Funding Credit Facility matures on April 15, 2025. As of March 31, 2021, total outstanding borrowings under the Boxwood Drive Funding Credit Facility were $28.8. Borrowings under the Boxwood Drive Funding Credit Facility are secured by substantially all of the assets of Boxwood Drive Funding.

On March 31, 2021, SCJV sold in a private placement $300 million of aggregate principal amount of unsecured notes, or the SCJV Notes, to qualified institutional buyers in reliance on Section 4(a)(2) of the Securities Act. Interest on the SCJV Notes is payable quarterly on the 1st of each of January, April, July and October, at a fixed annual rate of 4.25%, commencing July 1, 2021. This interest rate is subject to increase up to 4.75% in the event that the SCJV Notes cease to have an investment grade rating, and the SCJV Notes will be subject to an additional 2.0% of default interest during the continuance of an event of default. The SCJV Notes mature on April 1, 2026, unless redeemed, purchased or prepaid prior to such date by SCJV in accordance with their terms. The SCJV Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness that SCJV may issue. SCJV used the net proceeds from the private placement for general corporate purposes, including to make investments, repay existing debt and make permitted distributions. SCOP was in compliance with all covenants required by its financing arrangements as of March 31, 2021 and December 31, 2020.

During the three months ended March 31, 2021, the Company sold investments with a cost of $186.1 for proceeds of $193.3 to SCJV and recognized a net realized gain (loss) of $7.2 in connection with the transactions. As of March 31, 2021, $259.6 of these sales to SCJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of March 31, 2021 and December 31, 2020, SCJV had total investments with a fair value of $1,655.2 and $1,544.3, respectively. As of March 31, 2021 and December 31, 2020, SCJV had two and two investments on non-accrual status, respectively.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is a summary of SCJV’s portfolio, followed by a listing of the individual loans in SCJV’s portfolio as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Total debt investments(1)	$1,504.0	$1,436.3
Weighted average current interest rate on debt investments(2)	8.6%	8.6%
Number of portfolio companies in SCJV	63	66
Largest investment in a single portfolio company(1)	$75.0	$72.6
Unfunded commitments(1)	$22.7	$21.6

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Strategic Credit Opportunities Partners, LLC Portfolio

As of March 31, 2021 (in millions)

(Unaudited)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—130.3%
A10 Capital LLC	(e)(h)(i)	Diversified Financials	L+650	1.0%	5/1/23		$17.5	$17.3	$17.7
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/23		12.0	10.2	11.6
Apex Group Limited	(e)(f)	Diversified Financials	L+700	1.3%	6/15/23		2.1	1.9	2.1
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+700	1.3%	6/16/25		67.2	67.1	67.9
Ardonagh Group Ltd	(e)(k)	Insurance	E+544, 2.3% PIK (2.3% Max PIK)	1.0%	7/14/26		€0.5	0.5	0.6
Ardonagh Group Ltd	(e)(k)	Insurance	L+544, 2.3% PIK (2.3% Max PIK)	0.8%	7/14/26		£3.7	4.6	5.3
Arrotex Australia Group Pty Ltd	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	67.2	45.0	51.6
Arrotex Australia Group Pty Ltd	(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		4.9	3.5	3.6
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24	C$	1.3	1.0	1.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	C+550	1.0%	7/5/24		14.5	10.5	11.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+550	1.0%	7/5/24		$2.2	2.2	2.1
Belk Inc		Retailing	L+750	1.0%	7/31/25		0.6	0.6	0.6
Belk Inc	(g)(l)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		2.8	1.4	1.8
Big Bus Tours Ltd	(e)(i)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/18/24		€10.7	12.0	8.5
Big Bus Tours Ltd	(e)(i)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/18/24		$15.2	15.2	10.3
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)	0.0%	3/20/25		€36.4	42.3	42.6

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Cambium Learning Group Inc	(i)(k)	Consumer Services	L+450	0.8%	12/18/25	$40.2	$38.8	$40.2
Catapult Learning LLC	(e)(i)(k)	Consumer Services	L+453	1.0%	4/24/23	39.1	38.7	39.2
Catapult Learning LLC	(e)(f)	Consumer Services	L+453	1.0%	4/24/23	1.2	1.2	1.2
Catapult Learning LLC	(e)(i)	Consumer Services	L+475	1.0%	4/24/23	1.5	1.5	1.5
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/23	3.0	3.0	3.0
Catapult Learning LLC	(e)(h)(i)	Consumer Services	L+850	1.0%	4/24/23	14.9	14.7	15.0
Catapult Learning LLC	(e)(f)	Consumer Services	L+850	1.0%	4/24/23	0.4	0.4	0.4
Charles Taylor PLC	(e)(k)	Diversified Financials	L+575	0.0%	1/24/27	£33.6	44.0	44.2
Child Development Schools Inc	(e)(i)	Consumer Services	L+425	1.0%	5/21/23	$9.1	9.1	9.1
Child Development Schools Inc	(e)(f)	Consumer Services	L+425		5/21/23	2.5	2.5	2.5
CSM Bakery Products	(h)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22	1.3	1.2	1.3
Eacom Timber Corp	(e)(h)(i)(k)	Materials	L+650	1.0%	11/20/23	38.6	38.6	38.6
Frontline Technologies Group LLC	(e)(k)	Software & Services	L+575	1.0%	9/18/23	19.9	19.9	20.1
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/26	30.2	30.0	30.0
HealthChannels LLC	(i)	Health Care Equipment & Services	L+450	0.0%	4/3/25	24.3	24.1	23.3
Huws Gray Ltd	(e)(h)	Materials	L+525	0.5%	4/11/25	£21.7	28.7	29.8
Huws Gray Ltd	(e)(f)	Materials	L+525	0.5%	4/11/25	6.7	8.9	9.0
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	€33.7	39.8	39.5
ID Verde	(h)(k)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	£5.7	7.7	7.8
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25	€16.6	19.4	19.4
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25	£6.1	8.1	8.4
Industria Chimica Emiliana Srl	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€62.5	68.6	75.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value(d)
Kellermeyer Bergensons Services LLC	(e)(i)(k)	Commercial & Professional Services	L+650	1.0%	11/7/26		$29.7	$28.2	$30.0
Kettle Cuisine LLC	(i)	Food, Beverage & Tobacco	L+375	1.0%	8/25/25		16.6	16.5	15.3
Lionbridge Technologies Inc	(e)(i)(k)	Consumer Services	L+700	1.0%	12/29/25		29.4	28.7	29.4
Parts Town LLC	(e)(h)	Retailing	L+550	1.0%	10/15/25		24.7	24.6	23.8
Precision Global Corp	(e)(i)	Materials	L+475	1.0%	8/3/24		9.1	8.7	8.4
Premium Credit Ltd	(e)(k)	Diversified Financials	L+650	0.0%	1/16/26		£32.2	42.8	44.4
Project Marron	(e)(i)	Consumer Services	C+575	0.0%	7/2/25	C$	23.8	18.0	17.9
Project Marron	(e)(i)	Consumer Services	B+575	0.0%	7/3/25	A$	30.3	20.5	21.5
Qdoba Restaurant Corp	(h)	Consumer Services	L+700	1.0%	3/21/25		$1.6	1.4	1.5
Reliant Rehab Hospital Cincinnati LLC	(e)(i)	Health Care Equipment & Services	L+675	0.0%	9/2/24		19.9	19.2	19.3
Safe-Guard Products International LLC	(e)(i)	Diversified Financials	L+575	0.0%	1/27/27		19.9	19.8	20.0
Sequa Corp	(i)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		12.2	11.7	12.3
Smart & Final Stores LLC	(k)	Food & Staples Retailing	L+675	0.0%	6/20/25		18.4	17.0	18.5
Staples Canada	(e)(h)(k)	Retailing	C+700	1.0%	9/12/24	C$	47.1	35.8	37.9
Technimark LLC	(i)	Materials	L+375	0.0%	8/8/25		$18.3	18.2	18.2
Total Safety US Inc	(k)	Capital Goods	L+600	1.0%	8/16/25		3.8	3.2	3.8
Transaction Services Group Ltd	(e)(h)(i)	Software & Services	B+600	0.0%	10/15/26	A$	99.5	68.6	72.9
Virgin Pulse Inc	(e)(i)	Software & Services	L+600	1.0%	5/22/25		$19.9	19.9	19.9
Yak Access LLC	(h)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.8

Total Senior Secured Loans—First Lien								1,087.6	1,112.6
Unfunded Loan Commitments								(22.7)	(22.7)

Net Senior Secured Loans—First Lien								1,064.9	1,089.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Senior Secured Loans—Second Lien—27.9%
Access CIG LLC	(k)	Commercial & Professional Services	L+775	0.0%	2/27/26	$0.6	$0.5	$0.6
Ammeraal Beltech Holding BV	(e)(h)	Capital Goods	L+800	1.0%	9/12/26	40.7	40.0	39.7
BCA Marketplace PLC	(e)(h)	Retailing	L+825	0.0%	11/22/27	£44.3	58.0	61.4
Excelitas Technologies Corp	(k)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	$8.4	6.7	8.5
Misys Ltd	(k)	Software & Services	L+725	1.0%	6/13/25	6.2	5.0	6.3
Resource Label Group LLC	(e)(i)	Materials	L+850	1.0%	11/26/23	15.0	13.4	15.0
Sequa Corp	(h)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	19.4	15.6	18.1
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.0	3.3
Watchfire Enterprises Inc	(e)(i)	Technology Hardware & Equipment	L+800	1.0%	10/2/21	9.3	7.9	9.2
WireCo WorldGroup Inc	(h)	Capital Goods	L+900	1.0%	9/30/24	10.3	8.5	9.4
Wittur Holding GmbH	(e)(h)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€55.3	60.4	62.1

Total Senior Secured Loans—Second Lien							219.0	233.6

Subordinated Debt—5.1%
Home Partners of America Inc	(e)(h)	Real Estate	L+625	1.0%	10/8/22	$42.9	$42.6	$42.9

Total Subordinated Debt							42.6	42.9

Asset Based Finance—27.3%
Abacus JV, Private Equity	(e)	Insurance				31,916,927	31.9	32.7
Comet Aircraft S.a.r.l., Common Stock	(e)(g)(h)(l)	Capital Goods	12.4%		2/28/22	$21.5	21.5	3.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(h)	Diversified Financials			1/0/00	N/A	$—	$6.3
Global Lending Services LLC, Private Equity	(e)(h)(l)	Diversified Financials				6,981,478	7.0	8.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(h)	Capital Goods			1/0/00	19,642,734	24.4	21.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	8.0%		6/22/22	$7.4	8.7	8.6
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	8.0%		6/22/22	$15.5	15.5	15.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	12.0%		6/22/22	$4.7	5.5	5.5
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	12.0%		6/22/22	$9.8	9.8	9.8
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(h)	Insurance	L+750	1.5%	2/27/25	$26.2	26.3	26.7
Luxembourg Life Fund—Long Term Growth Fund, 1L Term Loan	(e)(h)	Insurance	9.0%		7/23/21	$31.5	31.2	32.3
NewStar Clarendon 2014-1A Class D	(e)(h)(l)	Diversified Financials			1/25/27	$17.9	6.3	4.7
Pretium Partners LLC P1, Structured Mezzanine	(e)(k)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$12.0	11.7	12.0
Pretium Partners LLC P2, Structured Mezzanine	(e)(k)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$25.3	23.8	25.5
Sealane Trade Finance	(e)(j)	Banks	L+375	0.0%	5/8/23	$5.0	5.0	5.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Sealane Trade Finance	(e)(j)	Banks	L+963	0.0%	5/8/23	$11.9	$11.9	$10.7

Total Asset Based Finance							240.5	228.2

Equity/Other—7.2%
ASG Technologies, Common Stock	(e)(i)(l)	Software & Services				540,346	30.0	29.2
Belk Inc, Common Stock	(l)	Retailing				381	—	—
Home Partners of America Inc, Common Stock	(e)(i)(l)	Real Estate				18,419	30.0	31.4

Total Equity/Other							60.0	60.6

TOTAL INVESTMENTS—197.8%							$1,627.0	$1,655.2

Derivative Instruments—(1.1)%

Foreign currency forward contracts								$(9.2)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.19%, the Euro Interbank Offered Rate, or EURIBOR, was (0.54)%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 0.09% and the Canadian Dollar Offer Rate, or CDOR, was 0.44%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors.

(e)	Investments classified as Level 3.

(f)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(g)	Asset is on non-accural status.

(h)	Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

(i)	Security or portion thereof held within Chestnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank.

(j)	Security or portion thereof held within JCF Cayman Ltd and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(k)	Security or portion thereof held within Boxwood Drive Funding and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.

(l)	Security is non-income producing.

Strategic Credit Opportunities Partners, LLC Portfolio

As of December 31, 2020 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—124.6%
A10 Capital LLC	(e)(h)(i)	Diversified Financials	L+650	1.0%	5/1/2023		$17.5	$17.3	$17.3
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/2023		12.1	10.0	11.0
Apex Group Limited	(e)(h)	Diversified Financials	L+700	1.3%	6/15/2023		0.7	0.6	0.7
Apex Group Limited	(e)(f)	Diversified Financials	L+700	1.3%	6/15/2023		1.4	1.3	1.4
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+700	1.3%	6/16/2025		67.4	67.2	68.1
Ardonagh Group Ltd	(e)(k)	Insurance	E+750, 0.0% PIK (2.3% Max PIK)	1.0%	7/14/2026		€0.5	0.5	0.6
Ardonagh Group Ltd	(e)(k)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/2026		£3.7	4.6	5.2
Arrotex Australia Group Pty Ltd	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024	A$	68.9	46.0	53.6
Arrotex Australia Group Pty Ltd	(e)(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024		4.9	3.8	3.8
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/2024	C$	1.3	1.0	1.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+550	1.0%	7/5/2024		$2.2	2.2	2.2
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	C+550	1.0%	7/5/2024	C$	14.5	10.5	11.1
Belk Inc	(g)(l)	Retailing	L+675	1.0%	7/31/2025		$3.8	3.4	1.4
Big Bus Tours Ltd	(e)(i)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/18/2024		€10.5	11.7	8.7
Big Bus Tours Ltd	(e)(i)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/18/2024		$14.9	14.9	10.1
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)	0.0%	3/20/2025		€35.0	40.6	42.7
Cambium Learning Group Inc	(i)(k)	Consumer Services	L+450	0.0%	12/18/2025		$45.1	43.4	44.9
Catapult Learning LLC	(e)(i)	Consumer Services	L+475	1.0%	4/24/2023		2.1	2.1	2.1
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/2023		2.3	2.4	2.3

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Catapult Learning LLC	(e)(i)(k)	Consumer Services	L+635	1.0%	4/24/2023	$39.1	$38.7	$38.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/2023	1.2	1.2	1.1
Catapult Learning LLC	(e)(h)(i)	Consumer Services	L+635	1.0%	4/24/2023	14.9	14.7	14.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/2023	0.4	0.4	0.4
Child Development Schools Inc	(e)(i)	Consumer Services	L+425	1.0%	5/21/2023	9.3	9.3	9.2
Child Development Schools Inc	(e)(f)	Consumer Services	L+425		5/21/2023	2.5	2.5	2.5
CSM Bakery Products	(h)	Food, Beverage & Tobacco	L+625	1.0%	1/4/2022	1.3	1.2	1.3
Diamond Resorts International Inc	(h)	Consumer Services	L+375	1.0%	9/2/2023	5.7	5.6	5.5
Eacom Timber Corp	(e)(h)(i)(k)	Materials	L+650	1.0%	11/20/2023	59.2	59.2	59.2
Frontline Technologies Group LLC	(e)	Software & Services	L+575	1.0%	9/18/2023	19.9	20.0	20.0
HealthChannels LLC	(i)	Health Care Equipment & Services	L+450	0.0%	4/3/2025	24.3	24.1	23.3
Huws Gray Ltd	(e)(h)	Materials	L+525	0.5%	4/11/2025	£21.7	28.7	29.3
Huws Gray Ltd	(e)(f)	Materials	L+525	0.5%	4/11/2025	6.7	8.9	8.9
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2024	€3.1	3.7	3.8
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2024	£1.3	1.7	1.8
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2025	€16.3	19.1	19.9
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2025	£6.0	7.9	8.1
Industria Chimica Emiliana Srl	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/2026	€62.5	68.6	77.3
Kellermeyer Bergensons Services LLC	(e)(i)(k)	Commercial & Professional Services	L+650	1.0%	11/7/2026	$29.8	28.2	30.1
Kettle Cuisine LLC	(i)	Food, Beverage & Tobacco	L+375	1.0%	8/25/2025	16.6	16.5	14.2
Koosharem LLC	(k)	Commercial & Professional Services	L+450	1.0%	4/18/2025	17.1	17.0	16.8
Lionbridge Technologies Inc	(e)(i)(k)	Consumer Services	L+625	1.0%	12/29/2025	29.8	29.0	29.8

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value(d)
MedAssets Inc	(h)	Health Care Equipment & Services	L+450	1.0%	10/20/2022		$6.8	$6.8	$6.8
Parts Town LLC	(e)(h)	Retailing	L+550	1.0%	10/15/2025		24.8	24.6	23.8
Precision Global Corp	(e)(i)	Materials	L+475	1.0%	8/3/2024		9.1	8.7	8.3
Premium Credit Ltd	(e)(k)	Diversified Financials	L+650	0.0%	1/16/2026		£10.6	13.0	14.3
Project Marron	(e)(i)	Consumer Services	C+575	0.0%	7/2/2025	C$	23.8	18.0	17.5
Project Marron	(e)(i)	Consumer Services	B+575	0.0%	7/3/2025	A$	28.8	19.5	20.5
Qdoba Restaurant Corp	(h)	Consumer Services	L+700	1.0%	3/21/2025		$1.6	1.4	1.5
Reliant Rehab Hospital Cincinnati LLC	(e)	Health Care Equipment & Services	L+675	0.0%	9/2/2024		19.9	19.2	19.2
Roadrunner Intermediate Acquisition Co LLC	(e)(i)(k)	Health Care Equipment & Services	L+675	1.0%	3/15/2023		19.9	19.7	19.9
Safe-Guard Products International LLC	(e)(i)	Diversified Financials	L+575	0.0%	1/27/2027		20.5	20.4	20.4
Sequa Corp	(i)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/2023		12.2	11.6	12.3
Smart & Final Stores LLC	(k)	Food & Staples Retailing	L+675	0.0%	6/20/2025		18.5	17.1	18.7
Staples Canada	(e)(h)	Retailing	C+700	1.0%	9/12/2024	C$	43.6	32.9	34.6
Technimark LLC	(i)	Materials	L+375	0.0%	8/8/2025		$18.4	18.3	18.2
Total Safety US Inc	(k)	Capital Goods	L+600	1.0%	8/16/2025		3.9	3.2	3.7
Transaction Services Group Ltd	(e)(h)(i)	Software & Services	B+600	0.0%	10/15/2026	A$	99.5	68.6	71.2
Virgin Pulse Inc	(e)	Software & Services	L+650	1.0%	5/22/2025		$19.9	19.9	19.9
Yak Access LLC	(h)	Capital Goods	L+500	0.0%	7/11/2025		0.8	0.6	0.7

Total Senior Secured Loans—First Lien								1,013.2	1,035.6
Unfunded Loan Commitments								(21.6)	(21.6)

Net Senior Secured Loans—First Lien								991.6	1,014.0

Senior Secured Loans—Second Lien—28.9%
Access CIG LLC	(k)	Commercial & Professional Services	L+775	0.0%	2/27/2026		0.6	0.5	0.6

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Ammeraal Beltech Holding BV	(e)(h)	Capital Goods	L+800	1.0%	9/12/2026	$40.7	$40.0	$39.2
BCA Marketplace PLC	(e)(h)	Retailing	L+825	0.0%	11/22/2027	£47.7	62.4	64.0
Excelitas Technologies Corp	(k)	Technology Hardware & Equipment	L+750	1.0%	12/1/2025	$8.4	6.6	8.5
Misys Ltd	(k)	Software & Services	L+725	1.0%	6/13/2025	6.2	4.9	6.2
Resource Label Group LLC	(e)(i)	Materials	L+850	1.0%	11/26/2023	15.0	13.4	14.9
Sequa Corp	(h)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/2024	19.4	15.3	16.9
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+950	0.0%	8/3/2026	3.8	3.0	3.2
Watchfire Enterprises Inc	(e)(i)	Technology Hardware & Equipment	L+800	1.0%	10/2/2021	9.3	7.6	9.1
WireCo WorldGroup Inc	(h)	Capital Goods	L+900	1.0%	9/30/2024	10.3	8.4	8.4
Wittur Holding GmbH	(e)(h)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/2027	€55.3	60.3	64.6

Total Senior Secured Loans—Second Lien							222.4	235.6

Other Senior Secured Debt—1.0%
Cleaver-Brooks Inc	(h)	Capital Goods	7.9%		3/1/2023	$8.4	7.1	8.3

Total Other Senior Secured Debt							7.1	8.3

Subordinated Debt—5.3%
Home Partners of America Inc	(e)(h)	Real Estate	L+625	1.0%	10/8/2022	42.9	42.6	42.8

Total Subordinated Debt							42.6	42.8

Asset Based Finance—23.8%
Comet Aircraft S.a.r.l., Common Stock	(e)(g)(h)(l)	Capital Goods	12.4%		2/28/2022	$21.5	21.5	4.8
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(h)	Diversified Financials				N/A	—	8.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Global Lending Services LLC, Private Equity	(e)(h)(l)	Diversified Financials				6,981,478	$7.0	$7.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(h)	Capital Goods				19,642,734	24.4	21.8
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	8.0%		6/22/2022	$15.5	15.5	15.5
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	12.0%		6/22/2022	$9.8	9.8	9.8
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(h)	Insurance	L+750	1.5%	2/27/2025	$30.6	30.7	30.7
Luxembourg Life Fund—Long Term Growth Fund, 1L Term Loan	(e)(h)	Insurance	9.0%		7/23/2021	$32.5	32.0	32.5
MP4 2013-2A Class Subord. B	(e)(h)(l)	Diversified Financials			7/25/2029	$21.0	4.2	3.1
NewStar Clarendon 2014-1A Class D	(e)(h)(l)	Diversified Financials			1/25/2027	$17.9	6.5	5.6
Pretium Partners LLC P1, Structured Mezzanine	(e)(k)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/2026	$12.0	11.7	12.0
Pretium Partners LLC P2, Structured Mezzanine	(e)(k)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/2025	$25.3	23.8	25.5
Sealane Trade Finance	(e)(j)	Banks	L+375	0.0%	5/8/2023	$5.0	5.0	5.0
Sealane Trade Finance	(e)(j)	Banks	L+963	0.0%	5/8/2023	$12.0	12.0	11.1

Total Asset Based Finance							204.1	194.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Equity/Other—6.1%
ASG Technologies, Common Stock	(e)(i)(l)	Software & Services				540,346	$30.0	$20.1
Home Partners of America Inc, Common Stock	(e)(i)(l)	Real Estate				18,419	30.0	29.4

Total Equity/Other							60.0	49.5

TOTAL INVESTMENTS—189.7%							$1,527.8	$1,544.3

Derivative Instruments—(1.4)%

Foreign currency forward contracts								$(11.4)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected balance sheet information for SCJV as of March 31, 2021 and December 31, 2020:

	As of
	March 31, 2021	December 31, 2020
Selected Balance Sheet Information
Total investments, at fair value	$1,655.2	$1,544.3
Cash and other assets	230.6	188.6

Total assets	1,885.8	1,732.9

Debt	750.9	722.0
Other liabilities	298.4	196.8

Total liabilities	1,049.3	918.8

Member’s equity	$836.5	$814.1

Below is selected statement of operations information for SCJV for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Selected Statement of Operations Information
Total investment income	$36.1	$23.7
Expenses
Interest expense	6.0	5.6
Custodian and accounting fees	0.1	0.1
Administrative services	1.0	1.0
Professional services	0.1	0.3
Other	0.1	0.0

Total expenses	7.3	7.0

Net investment income	28.8	16.7
Net realized and unrealized losses	18.6	(130.1)

Net increase in net assets resulting from operations	$47.4	$(113.4)

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2021 and December 31, 2020:

		Fair Value
Derivative Instrument	Statement Location	March 31, 2021	December 31, 2020
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$1	$1
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(2)	(3)

Total		$(1)	$(2)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2021 and 2020 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2021	2020
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$—	$—

Total		$—	$—

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2021	2020
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$1	$2

Total		$1	$2

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$1	$(1)	$—	$—	$0

Total	$1	$(1)	$—	$—	$0

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(2)	$1	$—	$—	$(1)

Total	$(2)	$1	$—	$—	$(1)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

	As of December 31, 2020
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

The average notional balance for foreign currency forward contracts during the three months ended March 31, 2021 and 2020 was $65.0 and $27.9, respectively.

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

As of March 31, 2021 and December 31, 2020, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2021
Valuation Inputs	(Unaudited)	December 31, 2020
Level 1—Price quotations in active markets	$—	$—
Level 2—Significant other observable inputs	298	260
Level 3—Significant unobservable inputs	5,427	5,807
Investments measured at net asset value(1)	732	713

	$6,457	$6,780

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2021 and December 31, 2020.

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

The following is a reconciliation for the three months ended March 31, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2021
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,276	$862	$36	$152	$951	$530	$5,807
Accretion of discount (amortization of premium)	1	3	—	—	—	—	4
Net realized gain (loss)	3	(87)	(23)	—	1	(20)	(126)
Net change in unrealized appreciation (depreciation)	(1)	94	24	(4)	5	92	210
Purchases	270	77	—	4	40	—	391
Paid-in-kind interest	3	2	—	—	6	4	15
Sales and repayments	(467)	(256)	(1)	(90)	(55)	(8)	(877)
Net transfers in or out of Level 3	—	—	—	—	—	3	3

Fair value at end of period	$3,085	$695	$36	$62	$948	$601	$5,427

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(7)	$10	$—	$(4)	$8	$72	$79

	For the Three Months Ended March 31, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,358	$1,015	$151	$314	$737	$572	$6,147
Accretion of discount (amortization of premium)	2	1	—	—	—	—	3
Net realized gain (loss)	(89)	—	—	—	(1)	—	(90)
Net change in unrealized appreciation (depreciation)	(84)	(143)	(32)	(36)	(77)	(138)	(510)
Purchases	940	4	—	48	126	—	1,118
Paid-in-kind interest	2	2	3	4	7	4	22
Sales and repayments	(543)	—	—	(24)	(14)	(6)	(587)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$3,586	$879	$122	$306	$778	$432	$6,103

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(126)	$(141)	$(31)	$(29)	$(68)	$(130)	$(525)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2021 and December 31, 2020 were as follows:

Type of Investment	Fair Value at March 31, 2021 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,018	Discounted Cash Flow	Discount Rate	5.4% - 18.2% (8.7%)	Decrease
	414	Waterfall	EBITDA Multiple	0.1x - 25.8x (6.2x)	Increase
	227	Cost
	157	Other(3)
Subordinated Debt	59	Waterfall	EBITDA Multiple	8.8x - 8.8x (8.8x)	Increase
	3	Discounted Cash Flow	Discount Rate	6.3% - 6.3% (6.3%)	Decrease
Asset Based Finance	555	Waterfall	EBITDA Multiple	1.0x - 16.6x (4.0x)	Increase
	344	Discounted Cash Flow	Discount Rate	4.2% - 16.5% (10.5%)	Decrease
	17	Other(3)
	32	Cost
Equity/Other	457	Waterfall	EBITDA Multiple	0.1x - 25.8x (7.7x)	Increase
	144	Option Pricing Model	Equity Illiquidity Discount	50.0% - 50.0% (50.0%)	Decrease
	0	Other(3)	Discount Rate	10.0% - 10.0% (10.0%)

Total	$5,427

Type of Investment	Fair Value at December 31, 2020	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,519	Discounted Cash Flow	Discount Rate	5.7% - 18.6% (9.0%)	Decrease
	418	Waterfall	EBITDA Multiple	0.1x - 12.7x (7.2x)	Increase
	237	Cost
Subordinated Debt	71	Discounted Cash Flow	Discount Rate	12.3% - 12.3% (12.3%)	Decrease
	63	Waterfall	EBITDA Multiple	7.8x - 11.5x (7.8x)	Increase
	18	Cost
Asset Based Finance	535	Waterfall	EBITDA Multiple	1.0x - 12.0x (3.6x)	Increase
	287	Discounted Cash Flow	Discount Rate	4.2% - 15.2% (9.9%)	Decrease
	59	Other(3)
	70	Cost
Equity/Other	346	Waterfall	EBITDA Multiple	0.1x - 12.5x (7.4x)	Increase
	135	Option Pricing Model	Equity Illiquidity Discount	11.0% - 50.0% (11.9%)	Decrease
	49	Other(3)

Total	$5,807

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

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2021, the aggregate amount outstanding of the senior securities issued by the Company was $3,633. As of March 31, 2021, the Company’s asset coverage was 189%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2021 and December 31, 2020. For additional information regarding these financing arrangements, see the notes to the

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2020. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2021 are discussed below.

	As of March 31, 2021 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	$50		$250	December 2, 2023
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	416	(5)	1,199	December 23, 2025
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
3.400% Notes due 2026(6)	Unsecured Notes	3.40%	1,000		—	January 15, 2026
CLO-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352		—	January 15, 2031

Total			$3,633		$1,449

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €159 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD92 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.80 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £110 has been converted to U.S dollars at an exchange rate of £1.00 to $1.38 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD6 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.76 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars.

(6)

As of March 31, 2021, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 8.625% notes and the 3.400% notes was approximately $466, $245, $425, $484, $282 and $993, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(7)

As of March 31, 2021, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

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

(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €164 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.22 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD63 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.78 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £111 has been converted to U.S dollars at an exchange rate of £1.00 to $1.37 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD6 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.77 as of December 31, 2020 to reflect total amount outstanding in U.S. dollars.

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

For the three months ended March 31, 2021 and 2020, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2021			2020
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
CCT Tokyo Funding Credit Facility(2)	$1	$0	$1	$3	$0	$3
Locust Street Credit Facility(2)	—	—	—	5	0	5
Senior Secured Revolving Credit Facility(2)	4	1	5	16	0	16
4.750% Notes due 2022	5	0	5	5	0	5
5.000% Notes due 2022	3	—	3	3	—	3
4.625% Notes due 2024	5	0	5	5	0	5
4.125% Notes due 2025	5	0	5	5	1	6
8.625% Notes due 2025	5	0	5	—	—	—
3.400% Notes due 2026	9	2	11	—	—	—
CLO-1 Notes	2	0	2	3	0	3

Total	$39	$3	$42	$45	$1	$46

(1)

Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2021 were $4,041 and 3.88%, respectively. As of March 31, 2021, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.17%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2020 were $4,519 and 3.88%, respectively. As of March 31, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.71%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2021 and December 31, 2020.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2021, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2 LLC	$4.5
A10 Capital LLC	14.1
Apex Group Limited	1.9
Ardonagh Group Ltd	0.3
Aspect Software Inc	0.7
CSafe Global	1.1
Dental Care Alliance Inc	10.3
Eagle Family Foods Inc	5.7
Entertainment Benefits Group LLC	0.5
FloWorks International LLC	6.4
Foundation Consumer Brands LLC	3.0
Heniff Transportation Systems LLC	0.8
Individual FoodService	0.4
Individual FoodService	0.5
J S Held LLC	1.2
J S Held LLC	3.7
Karman Space Inc	1.2
Kellermeyer Bergensons Services LLC	28.3
Lexitas Inc	3.9
Lexitas Inc	15.0
Lexitas Inc	2.5
MB2 Dental Solutions LLC	15.5
Miami Beach Medical Group LLC	1.4
Motion Recruitment Partners LLC	27.6
P2 Energy Solutions Inc.	4.7
Peraton Corp	2.9
Revere Superior Holdings Inc	1.0
RSC Insurance Brokerage Inc	3.1
RSC Insurance Brokerage Inc	5.2
Spins LLC	2.4
Sungard Availability Services Capital Inc	0.4
Sweeping Corp of America Inc	3.4
Sweeping Corp of America Inc	1.7
Sweet Harvest Foods Management Co	0.8
Truck-Lite Co LLC	5.8
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	3.4
Callodine Commercial Finance LLC, 2L Term Loan B	12.1
Home Partners JV, Structured Mezzanine	7.5
Opendoor Labs Inc, 2L Term Loan	47.1

Total	$252.0

Unfunded Asset Based Finance/Other commitments	$205.7

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

(1)	May be commitments to one or more entities affiliated with the named company.

As of March 31, 2021, the Company’s debt commitments are comprised of $48.1 revolving credit facilities and $203.9 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(2.5). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

As of March 31, 2021, the Company also has an unfunded commitment to provide $65.8 of capital to SCJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on SCJV’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2021 and December 31, 2020.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2021 and the year ended December 31, 2020:

	Three Months Ended March 31, 2021 (Unaudited)	Year Ended December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$25.02	$30.54
Results of operations(2)
Net investment income (loss)	0.63	2.66
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	0.98	(5.85)

Net increase (decrease) in net assets resulting from operations	1.61	(3.19)

Stockholder distributions(3)
Distributions from net investment income	(0.60)	(2.56)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.60)	(2.56)

Capital share transactions
Issuance of common stock(4)	—	—
Repurchases of common stock(5)	—	0.23

Net increase (decrease) in net assets resulting from capital share transactions	—	0.23

Net asset value, end of period	$26.03	$25.02

Per share market value, end of period	$19.83	$16.56

Shares outstanding, end of period	123,755,965	123,755,965

Total return based on net asset value(6)	6.43%	(9.69)%

Total return based on market value(7)	23.18%	(19.73)%

Ratio/Supplemental Data:
Net assets, end of period	$3,221	$3,096
Ratio of net investment income to average net assets(8)	10.07%	10.44%
Ratio of total operating expenses to average net assets(8)	9.42%	9.71%
Ratio of net operating expenses to average net assets(8)	9.42%	9.71%
Portfolio turnover(9)	6.23%	32.95%
Total amount of senior securities outstanding, exclusive of treasury securities	$3,633	$4,042
Asset coverage per unit(10)	1.89	1.77

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

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

(8)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2021 are annualized. Annualized ratios for the three months ended March 31, 2021 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2021. The following is a schedule of supplemental ratios for the three months ended March 31, 2021 and year ended December 31, 2020:

	Three Months Ended March 31, 2021 (Unaudited)	Year Ended December 31, 2020
Ratio of subordinated income incentive fees to average net assets	—	—
Ratio of interest expense to average net assets	5.42%	5.36%
Ratio of excise taxes to average net assets	—	0.32%

(9)	Portfolio turnover for the three months ended March 31, 2021 is not annualized.

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

Note 12. Pending Merger with FSKR (continued)

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds in the Advisor, FS Investments, KKR Credit or any of their respective affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	general economic and political trends and other external factors, including the current COVID-19 pandemic and related disruptions caused thereby;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position;

•	the tax status of the enterprises in which we may invest; and

•	the 2021 Merger, the likelihood the 2021 Merger is completed and the anticipated timing of their completion.

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

COVID-19 Developments

The rapid spread of the COVID-19 pandemic, and associated impacts on the U.S. and global economies, has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued impact of COVID-19 on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of our investments.

COVID-19 has already had adverse effects on our investment income and we expect that such adverse effects may continue for some time. These adverse effects may require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our investment originations, which is likely to continue for the immediate future, and have also had a material negative impact on our operating results.

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our portfolio companies. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 on our future financial condition, results of operations or cash flows. We do, however, expect that it may continue to have a negative impact on our business and the financial condition of certain of our portfolio companies.

Portfolio Investment Activity for the Three Months Ended March 31, 2021 and for the Year Ended December 31, 2020

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2021 and the year ended December 31, 2020:

Net Investment Activity	For the Three Months Ended March 31, 2021	For the Year Ended December 31, 2020
Purchases	$417	$2,336
Sales and Repayments	(877)	(2,301)

Net Portfolio Activity	$(460)	$35

	For the Three Months Ended March 31, 2021
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$300	72%	$471	54%
Senior Secured Loans—Second Lien	73	17%	245	28%
Other Senior Secured Debt	—	—	5	0%
Subordinated Debt	4	1%	93	11%
Asset Based Finance	40	10%	55	6%
Strategic Credit Opportunities Partners, LLC	—	—	—	—
Equity/Other	—	—	8	1%

Total	$417	100%	$877	100%

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$3,445	$3,303	51.2%	$3,597	$3,449	50.9%
Senior Secured Loans—Second Lien	772	713	11.0%	1,035	880	13.0%
Other Senior Secured Debt	98	81	1.3%	127	86	1.3%
Subordinated Debt	154	79	1.2%	243	171	2.5%
Asset Based Finance	1,017	948	14.7%	1,025	951	14.0%
Strategic Credit Opportunities Partners, LLC	810	732	11.3%	810	713	10.5%
Equity/Other	592	601	9.3%	616	530	7.8%

Total	$6,888	$6,457	100.0%	$7,453	$6,780	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Number of Portfolio Companies	152	164
% Variable Rate Debt Investments (based on fair value)(1)(2)	60.1%	63.5%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.7%	9.0%
% Other Income Producing Investments (based on fair value)(3)	17.5%	16.9%
% Non-Income Producing Investments (based on fair value)(2)	10.1%	8.1%
% of Investments on Non-Accrual (based on fair value)	3.6%	2.5%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.6%	8.8%
Weighted Average Annual Yield on All Debt Investments(5)	7.7%	7.9%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)	Does not include investments on non-accrual status.
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

For the three months ended March 31, 2021, our total return based on net asset value was 6.43% and our total return based on market value was 23.18%. For the year ended December 31, 2020, our total return based on net asset value was (9.69)% and our total return based on market value was (19.73)%. See footnotes 6 and 7 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our Direct Originations as of March 31, 2021 and December 31, 2020:

Characteristics of All Direct Originations held in Portfolio	March 31, 2021	December 31, 2020
Number of Portfolio Companies	129	135
% of Investments on Non-Accrual (based on fair value)	3.5%	2.6%
Total Cost of Direct Originations	$6,479.7	$7,048.4
Total Fair Value of Direct Originations	$6,129.0	$6,447.3
% of Total Investments, at Fair Value	94.9%	95.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	8.5%	8.7%
Weighted Average Annual Yield on All Debt Investments(2)	7.7%	7.8%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2021 and December 31, 2020:

	March 31, 2021 (Unaudited)		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$107	1.7%	$104	1.5%
Banks	14	0.2%	14	0.2%
Capital Goods	748	11.6%	799	11.8%
Commercial & Professional Services	416	6.4%	564	8.3%
Consumer Durables & Apparel	426	6.6%	385	5.7%
Consumer Services	124	1.9%	145	2.1%
Diversified Financials	361	5.6%	467	6.9%
Energy	113	1.8%	107	1.6%
Food & Staples Retailing	222	3.4%	221	3.3%
Food, Beverage & Tobacco	104	1.6%	106	1.6%
Health Care Equipment & Services	410	6.4%	604	8.9%
Household & Personal Products	178	2.8%	190	2.8%
Insurance	182	2.8%	208	3.1%
Materials	128	2.0%	147	2.2%
Media & Entertainment	54	0.8%	36	0.5%
Pharmaceuticals, Biotechnology & Life Sciences	83	1.3%	34	0.5%
Real Estate	580	9.0%	555	8.2%
Retailing	434	6.7%	344	5.1%
Software & Services	771	11.9%	770	11.3%
Strategic Credit Opportunities Partners, LLC	732	11.3%	713	10.5%
Technology Hardware & Equipment	—	—	15	0.2%
Telecommunication Services	72	1.1%	71	1.0%
Transportation	198	3.1%	181	2.7%

Total	$6,457	100.0%	$6,780	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$4,383	68%	$4,538	67%
2	1,502	23%	1,537	23%
3	289	5%	349	5%
4	283	4%	356	5%

Total	$6,457	100%	$6,780	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and March 31, 2020

Revenues

Our investment income for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31,
	2021		2020
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$92	60.9%	$131	73.2%
Paid-in-kind interest income	17	11.3%	16	8.9%
Fee income	11	7.3%	12	6.7%
Dividend income	31	20.5%	20	11.2%

Total investment income(1)	$151	100.0%	$179	100.0%

(1)

Such revenues represent $131 and $160 of cash income earned as well as $20 and $19 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2021 and 2020, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The decrease in interest income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 can primarily be attributed to the repayment of higher yielding assets replaced by lower yielding assets, the impact of the decline in LIBOR on our floating rate investments and the impact of in non-accrual assets during the past year. A portion of each of these factors was impacted by the ongoing COVID-19 pandemic. The increase in dividend income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 can be primarily attributed to the increase in dividends paid in respect to our investment in Strategic Credit Opportunities Partners, LLC.

Expenses

Our operating expenses for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Management fees	$25	$30
Subordinated income incentive fees	—	—
Administrative services expenses	2	2
Accounting and administrative fees	1	1
Interest expense	42	46
Other	3	2

Total operating expenses	$73	$81

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Ratio of operating expenses to average net assets	2.36%	2.16%
Ratio of incentive fees and interest expense to average net assets(1)	1.36%	1.23%

Ratio of net operating expenses, excluding certain expenses, to average net assets	1.00%	0.93%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $78 ($0.63 per share) and $98 ($0.78 per share) for the three months ended March 31, 2021 and 2020, respectively. The decrease in net investment income during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 can primarily be attributed to lower investment income during the three months ended March 31, 2021 as discussed above, partially offset by lower expenses.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Net realized gain (loss) on investments(1)	$(126)	$(126)
Net realized gain (loss) on foreign currency	(2)	(4)

Total net realized gain (loss)	$(128)	$(130)

(1)	We sold investments and received principal repayments, respectively, of $248 and $629 during the three months ended March 31, 2021 and $459 and $455 during the three months ended March 31, 2020.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Net change in unrealized appreciation (depreciation) on investments	$242	$(695)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	2
Net change in unrealized gain (loss) on foreign currency	6	22

Total net change in unrealized appreciation (depreciation)	$249	$(671)

The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2021 was driven primarily by continued mark to market improvements in the portfolio since the bottom of the COVID-19 pandemic as well as the reversal of unrealized losses that were sole or repaid during the quarter and converted to realized losses. The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2020 was driven primarily by mark to market declines across the portfolio resulting from uncertainty related to the current COVID-19 pandemic.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2021, the net increase in net assets resulting from operations was $199 ($1.61 per share) compared to a net decrease in net assets resulting from operations of $703 ($5.59 per share) during the three months ended March 31, 2020.

This “Results of Operations” section should be read in conjunction with “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2021, we had $149 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,449 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2021, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of March 31, 2021, we had unfunded debt investments with aggregate unfunded commitments of $252.0, unfunded equity/other commitments of $205.7 and unfunded commitments of $65.8 of Strategic Credit Opportunities Partners, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2021, the aggregate amount outstanding of the senior securities issued by us was $3.6 billion. As of March 31, 2021, our asset coverage was 189%. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2021:

	As of March 31, 2021 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	$50		$250	December 2, 2023
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	416	(5)	1,199	December 23, 2025
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
3.400% Notes due 2026(6)	Unsecured Notes	3.40%	1,000		—	January 15, 2026
CLO-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352		—	January 15, 2031

Total			$3,633		$1,449

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €159 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD92 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.80 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £110 has been conveSrted to U.S dollars at an exchange rate of £1.00 to $1.38 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD6 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.76 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars.

(6)

As of March 31, 2021, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 8.625% notes and the 3.400% notes was approximately $466, $245, $425, $484, $282 and $993, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(7)

As of March 31, 2021, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2021 or 2020 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2021 and 2020:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2020
March 31, 2020	$0.76000	$95

Total	$0.76000	$95

Fiscal 2021
March 31, 2021	$0.60000	$74

Total	$0.60000	$74

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our unaudited consolidated financial statements included herein.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2021 and 2020.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at March 31, 2021 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
CCT Tokyo Funding Credit Facility(2)	December 2, 2023	$50	—	$50	—	—
Senior Secured Revolving Credit Facility(3)	December 23, 2025	$416	—	—	$416	—
4.750% Notes due 2022	May 15, 2022	$450	—	$450	—	—
5.000% Notes due 2022	June 28, 2022	$245	—	$245	—	—
4.625% Notes due 2024	July 15, 2024	$400	—	—	$400	—
4.125% Notes due 2025	February 1, 2025	$470	—	—	$470	—
8.625% Notes due 2025	May 15, 2025	$250	—	—	$250	—
3.400% Notes due 2026	January 15, 2026	$1,000	—	—	$1,000	—
CLO-1 Notes	January 15, 2031	$352	—	—	—	$352

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At March 31, 2021, $250 remained unused under the financing arrangement.

(3)

At March 31, 2021, $1,199 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €159 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD92 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.80 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £110 has been converted to U.S dollars at an exchange rate of £1.00 to $1.38 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD6 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.76 as of March 31, 2021 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2021, 60.1% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.7% were debt investments paying fixed interest rates while 17.5% were other income producing investments, 10.1% consisted of non-income producing investments, and the remaining 3.6% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. In 2020, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Pursuant to the terms of the CCT Tokyo Funding Credit Facility, Senior Secured Revolving Credit Facility and the CLO-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 8.625% notes and the 3.400% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2021 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 19 basis points	$(0)	$(1)	$1	0.5%
No change	—	—	—	—
Up 100 basis points	9	9	1	0.5%
Up 300 basis points	88	25	63	24.5%
Up 500 basis points	167	41	126	48.9%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2021 and 2020, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2021, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2021 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of March 31, 2021					Economic Hedging As of March 31, 2021
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2021 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	9.2	$7.0	$7.1	$0.7	A$	3.0	$2.3
British Pound Sterling		£58.6	80.9	87.8	8.8		£18.8	26.0
Canadian Dollars	C$	87.5	69.6	74.8	7.5		—	—
Euros		€316.8	372.1	220.4	22.0		€14.2	16.7
Norwegian Krone	NOK	302.0	35.4	38.5	3.9	NOK	48.4	5.7
Swedish Krona	SEK	131.7	15.1	—	—	SEK	123.1	14.1

Total			$580.1	$428.6	$42.9			$64.8

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of March 31, 2021, the net contractual amount of our foreign currency forward contracts totaled $64.8, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2021, we had outstanding borrowings denominated in foreign currencies of €159, CAD92, £110 and AUD6 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle, or the Affiliated Purchaser, that may invest from time to time in shares of the Company.

During the quarter ended March 31, 2021, the Affiliated Purchaser did not purchase any shares of our common stock.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

2.2	Agreement and Plan of Merger, dated as of November 23, 2020, by and among FS KKR Capital Corp., FS KKR Capital Corp. II, Rocky Merger Sub, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.5	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.6	Third Amended and Restated Bylaws of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.4	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.5	Fourth Supplemental Indenture, dated as of July 15, 2019, relating to the 4.625% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.6	Form of 4.625% Notes due 2024. (Included as Exhibit A to the Fourth Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.7	Fifth Supplemental Indenture, dated as of November 20, 2019, relating to the 4.125% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.8	Form of 4.125% Notes due 2025. (Included as Exhibit A to the Fifth Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.9	Sixth Supplemental Indenture, dated as of April 30, 2020 relating to the 8.625% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.10	Form of 8.625% Notes due 2025. (Included as Exhibit A to the Sixth Supplemental Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.11	Seventh Supplemental Indenture, dated as of December 10, 2020 relating to the 3.400% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.12	Form of 3.400% Notes due 2026. (Included as Exhibit A to the Seventh Supplemental Indenture in Exhibit 4.11) (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.13	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.14	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.13) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

10.1	Investment Advisory Agreement, dated as of December 20, 2018, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2018.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.4	Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Locust Street Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019.)

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among the Company, FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.6	Commitment Increase Letter, dated as of March 3, 2020, among BNP Paribas, ING Capital LLC, the Company, FS KKR Capital Corp. II and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

10.7†	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 5, 2020, by and among the Company, FS KKR Capital Corp. II, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.7 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

10.8	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 23, 2020, by and among the Company and FS KKR Capital Corp. II, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.9	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.10	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.11	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.12	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.13	Fifth Amendment to Loan and Servicing Agreement, dated as of December 2, 2019, by and among CCT Tokyo Funding LLC, the Company, and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2019.)

10.14	Sixth Amendment to Loan and Servicing Agreement, dated December 1, 2020, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020.)

10.15	Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

10.16	Amended and Restated Indenture, dated December 22, 2020, by and between FS KKR MM CLO 1 LLC and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†

Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2021.

FS KKR CAPITAL CORP.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN LILLY
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ WILLIAM GOEBEL
William Goebel Chief Accounting Officer