Form 10-Q
period 2021-06-30
FS KKR Capital Corp
filed 2021-08-09
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

There were 285,129,993 shares of the registrant’s common stock outstanding as of August 9, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	June 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$11,025 and $5,314, respectively)	$11,261	$4,986
Non-controlled/affiliated investments (amortized cost—$761 and $629, respectively)	835	534
Controlled/affiliated investments (amortized cost—$2,706 and $1,510, respectively)	2,638	1,260

Total investments, at fair value (amortized cost—$14,492 and $7,453, respectively)	14,734	6,780
Cash	485	182
Foreign currency, at fair value (cost—$14 and $8, respectively)	14	9
Receivable for investments sold and repaid	325	173
Income receivable	140	72
Unrealized appreciation on foreign currency forward contracts	2	1
Deferred financing costs	14	15
Deferred merger costs	—	1
Prepaid expenses and other assets	9	4

Total assets	$15,723	$7,237

Liabilities
Payable for investments purchased	$0	$—
Debt (net of deferred financing costs of $25 and $23, respectively)(1)	7,720	3,997
Unrealized depreciation on foreign currency forward contracts	2	3
Stockholder distributions payable	168	74
Management fees payable	54	25
Subordinated income incentive fees payable(2)	29	—
Administrative services expense payable	5	2
Interest payable	65	25
Other accrued expenses and liabilities	27	15

Total liabilities	8,070	4,141

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 285,129,993 and 123,755,965 shares issued and outstanding, respectively	0	0
Capital in excess of par value	7,508	3,866
Retained earnings (accumulated deficit)(4)	145	(770)

Total stockholders’ equity	7,653	3,096

Total liabilities and stockholders’ equity	$15,723	$7,237

Net asset value per share of common stock at period end	$26.84	$25.02

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment income
Interest income	$108	$109	$195	$234
Paid-in-kind interest income	9	9	19	20
Fee income	22	6	33	18
Dividend and other income	8	1	12	3
From non-controlled/affiliated investments:
Interest income	1	2	4	5
Paid-in-kind interest income	2	4	8	9
Fee income	—	—	—	0
Dividend income	0	—	0	—
From controlled/affiliated investments:
Interest income	2	1	4	4
Paid-in-kind interest income	7	2	8	2
Fee income	1	—	1	—
Dividend and other income	46	16	73	34

Total investment income	206	150	357	329

Operating expenses
Management fees	30	26	55	56
Subordinated income incentive fees(1)	8	—	8	—
Administrative services expenses	2	3	4	5
Accounting and administrative fees	0	0	1	1
Interest expense(2)	46	42	88	88
Other general and administrative expenses	4	2	7	4

Total operating expenses	90	73	163	154

Net investment income	116	77	194	175

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	1	(48)	(82)	(140)
Non-controlled/affiliated investments	64	(5)	64	(39)
Controlled/affiliated investments	(13)	(17)	(56)	(17)
Net realized gain (loss) on foreign currency forward contracts	0	—	—	—
Net realized gain (loss) on foreign currency	(1)	1	(3)	(3)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	466	(8)	575	(375)
Non-controlled/affiliated investments	142	(28)	169	(165)
Controlled/affiliated investments	76	(21)	182	(212)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2	—	3	2
Net change in unrealized gain (loss) on foreign currency	12	(6)	18	16

Total net realized and unrealized gain (loss)	$749	$(132)	$870	$(933)

Net increase (decrease) in net assets resulting from operations	$865	$(55)	$1,064	$(758)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$5.75	$(0.44)	$7.76	$(6.07)

Weighted average shares outstanding	150,356,079	123,806,337	137,129,503	124,831,125

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fee.

(2)	See Note 9 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operations
Net investment income (loss)	$116	$77	$194	$175
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	51	(69)	(77)	(199)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	686	(57)	929	(750)
Net change in unrealized gain (loss) on foreign currency	12	(6)	18	16

Net increase (decrease) in net assets resulting from operations	865	(55)	1,064	(758)

Stockholder distributions(2)
Distributions to stockholders	(75)	(75)	(149)	(170)

Net decrease in net assets resulting from stockholder distributions	(75)	(75)	(149)	(170)

Capital share transactions(3)
Issuance of common stock	3,642	—	3,642	—
Repurchases of common stock	—	(7)	—	(47)

Net increase (decrease) in net assets resulting from capital share transactions	3,642	(7)	3,642	(47)

Total increase (decrease) in net assets	4,432	(137)	4,557	(975)
Net assets at beginning of period	3,221	3,028	3,096	3,866

Net assets at end of period	$7,653	$2,891	$7,653	$2,891

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,064	$(758)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(1,747)	(1,549)
Paid-in-kind interest	(34)	(43)
Proceeds from sales and repayments of investments	1,914	1,384
Net realized (gain) loss on investments	74	196
Net change in unrealized (appreciation) depreciation on investments(2)	(915)	752
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(2)	(2)
Accretion of discount	(19)	(7)
Amortization of deferred financing costs and discount	5	3
Unrealized (gain)/loss on borrowings in foreign currency	(13)	(26)
(Increase) decrease in receivable for investments sold and repaid	(152)	520
(Increase) decrease in income receivable	(68)	4
(Increase) decrease in deferred merger costs	1	—
(Increase) decrease in prepaid expenses and other assets	(5)	(3)
Increase (decrease) in payable for investments purchased	—	6
Increase (decrease) in management fees payable	29	(4)
Increase (decrease) in subordinated income incentive fees payable	29	—
Increase (decrease) in administrative services expense	3	0
Increase (decrease) in interest payable	40	11
Increase (decrease) in other accrued expenses and liabilities	12	(7)
Cash acquired in merger	293	—
Other assets acquired from merger net of other assets, net of unrealized depreciation on derivatives	17	—
Merger costs capitalized into purchase price	(8)	—
Mark-to-market of merged debt	26	—

Net cash provided by (used in) operating activities	544	477

Cash flows from financing activities
Repurchases of common stock	—	(47)
Stockholder distributions	(148)	(191)
Borrowings under financing arrangements(3)	1,042	1,155
Repayments of financing arrangements(3)	(1,125)	(1,396)
Deferred financing costs paid	(5)	(9)

Net cash provided by (used in) financing activities	(236)	(488)

Total increase (decrease) in cash	308	(11)
Cash, and foreign currency at beginning of period	191	106

Cash, and foreign currency at end of period	$499	$95

Supplemental disclosure
Non-cash purchases of investments	$(71)	$(81)

Non-cash sales of investments	$71	$81

Local and excise taxes paid	$9	$7

(1)	Excludes $7,227 of cost of investments acquired from the 2021 Merger.

(2)	Excludes $11 of unrealized depreciation on unfunded commitments acquired from the 2021 Merger.

(3)

Excludes $3,794 of debt assumed from the 2021 Merger. See Note 9 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2021 and 2020, the Company paid $60 and $74, respectively, in interest expense on the financing arrangements.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Cash Flows

(in millions)

Supplemental disclosure of non-cash operating and financing activities:

In connection with the 2021 Merger, the Company issued common stock of $3,650 and acquired investments at cost of $7,227 and other assets of $221 and assumed debt of $3,794 and other liabilities of $297.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—108.7%
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Diversified Financials	9.0%		11/18/23		$116.0	$84.9	$82.4
5 Arch Income Fund 2 LLC	(w)(x)(y)(z)	Diversified Financials	9.0%		11/18/23		21.0	21.0	14.9
A10 Capital LLC	(m)(v)	Diversified Financials	L+650	1.0%	5/1/23		26.9	26.8	27.2
ABB CONCISE Optical Group LLC	(v)(aa)	Retailing	L+500	1.0%	6/15/23		0.7	0.7	0.7
Accuride Corp	(l)(v)(aa)	Capital Goods	L+525	1.0%	11/17/23		30.1	28.6	29.0
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/26		3.6	3.6	3.6
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	L+625	1.0%	5/7/27		39.0	37.0	38.7
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/27		10.2	10.2	10.2
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (2.0% Max PIK)	0.0%	3/30/28	ISK	2,990.7	22.6	23.4
Advania Sverige AB	(v)(w)	Software & Services	S+610	0.0%	4/1/28	SEK	1,069.1	118.8	121.1
Advania Sverige AB	(w)(x)	Software & Services	S+610	0.0%	4/1/28		452.5	54.0	51.3
American Tire Distributors Inc	(v)(aa)	Automobiles & Components	L+600, 0.0% PIK (1.0% Max PIK)	1.0%	9/1/23		$2.6	2.4	2.6
American Tire Distributors Inc	(v)(aa)	Automobiles & Components	L+750, 0.0% PIK (1.5% Max PIK)	1.0%	9/2/24		43.3	40.4	43.4
Amtek Global Technology Pte Ltd	(g)(w)(ad)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24		€55.8	67.9	59.2
Apex Group Limited	(v)(w)	Diversified Financials	L+700	1.3%	6/15/23		$3.2	3.2	3.2
Apex Group Limited	(w)(x)	Diversified Financials	L+700	1.3%	6/15/23		3.2	3.2	3.2
Apex Group Limited	(f)(k)(l)(m)(t)(v)(w)	Diversified Financials	L+700	1.3%	6/16/25		87.8	82.6	88.7
Apex Group Limited	(v)(w)	Diversified Financials	L+700	1.5%	6/16/25		£54.0	69.4	75.3
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	3/31/27		$4.5	4.5	4.5
Arcos LLC/VA	(m)(v)	Software & Services	L+575	1.0%	3/31/28		35.0	32.9	34.4
Ardonagh Group Ltd	(v)(w)	Insurance	L+544, 2.3% PIK (2.3% Max PIK)	0.8%	7/14/26		£0.8	1.0	1.1
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.6	30.1	31.9
Arrotex Australia Group Pty Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.3
Aspect Software Inc	(v)	Software & Services	8.0% PIK (8.0% Max PIK)		9/15/21		$0.3	0.2	0.3
ATX Networks Corp	(s)(v)(w)(y)(z)	Technology Hardware & Equipment	L+625, 1.5% PIK (1.5% Max PIK)	1.0%	12/31/23		79.8	47.3	51.3
Barbri Inc	(f)(k)(l)(m)(t)(v)	Consumer Services	L+575	0.8%	4/28/28		110.4	104.6	109.3
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/28/28		30.2	30.2	29.9
Belk Inc	(v)(y)(z)(aa)(ac)	Retailing	10.0%, 0.0% PIK (8.0% Max PIK)		7/31/25		64.4	39.0	50.1
Belk Inc	(v)(aa)(ac)	Retailing	L+750	1.0%	7/31/25		21.9	21.7	22.0
Berner Food & Beverage LLC	(i)(m)(v)	Food & Staples Retailing	L+875	1.0%	3/16/22		74.3	74.1	78.0
Borden (New Dairy Opco)	(v)(ac)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25		19.0	18.1	19.0
Borden (New Dairy Opco)	(v)(ac)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25		42.0	40.0	42.0
Borden Dairy Co	(v)(y)(z)(ac)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23		65.0	25.4	—
Caprock Midstream LLC	(v)(aa)	Energy	L+475	0.0%	11/3/25		13.3	12.1	13.1
Charles Taylor PLC	(v)(w)	Diversified Financials	L+575	0.0%	1/24/27		£5.4	6.8	7.4
Cimarron Energy Inc	(v)	Energy	L+900	1.0%	12/31/22		$7.5	5.5	5.9
Constellis Holdings LLC	(v)(ac)	Capital Goods	L+750	1.0%	3/27/24		15.0	13.8	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+575	1.0%	4/19/28		27.1	25.3	26.5
Corsearch Intermediate Inc	(v)	Software & Services	L+575	1.0%	4/19/28		2.9	2.9	2.9
Corsearch Intermediate Inc	(x)	Software & Services	L+575	1.0%	4/19/28		4.4	4.4	4.4
CSafe Global	(f)(k)(l)(m)(s)(t)(v)	Capital Goods	L+625	1.0%	12/23/27		140.0	131.2	141.4
CSafe Global	(v)	Capital Goods	L+625	1.0%	12/23/27		9.2	8.7	9.2
CSafe Global	(x)	Capital Goods	L+625	1.0%	12/23/27		7.3	7.3	7.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cubic Corp	(v)(aa)	Software & Services	L+425	0.8%	5/25/28	$9.2	$8.8	$9.2
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	90.7	86.2	90.1
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	L+625	0.8%	3/12/27	22.4	22.4	22.2
Distribution International Inc	(v)(aa)	Retailing	L+575	1.0%	12/15/23	27.4	25.4	26.6
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	8.5	8.2	8.5
Eagle Family Foods Inc	(x)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	6.8	6.8	6.8
Eagle Family Foods Inc	(f)(i)(k)(l)(m)(s)(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	87.9	84.2	87.9
Eagleclaw Midstream Ventures LLC	(v)(aa)	Energy	L+425	1.0%	6/24/24	8.8	8.0	8.7
EIF Van Hook Holdings LLC	(v)(aa)	Energy	L+525	0.0%	9/5/24	2.0	1.7	1.9
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.2	0.2	0.2
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	9.1	8.3	8.3
Entertainment Benefits Group LLC	(x)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	1.2	1.2	1.1
Entertainment Benefits Group LLC	(f)(k)(l)(m)(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	63.2	57.8	57.8
Fairway Group Holdings Corp	(v)(y)(z)(ac)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	12.3	1.1	1.2
Fairway Group Holdings Corp	(v)(y)(z)(ac)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.6	—	—
FloWorks International LLC	(i)(m)(v)	Capital Goods	L+650	1.0%	10/14/26	32.1	30.5	31.5
FloWorks International LLC	(v)	Capital Goods	L+650	1.0%	10/14/26	21.4	19.8	21.0
FloWorks International LLC	(x)	Capital Goods	L+650	1.0%	10/14/26	21.5	21.5	21.1
Foundation Consumer Brands LLC	(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	105.2	100.9	105.7
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	6.6	6.6	6.6
Frontline Technologies Group LLC	(i)(m)(v)	Software & Services	L+575	1.0%	9/18/23	79.1	78.4	79.7
Frontline Technologies Group LLC	(v)	Software & Services	L+575	1.0%	9/18/23	22.1	20.9	22.2
Frontline Technologies Group LLC	(s)	Software & Services	L+575	1.0%	9/18/23	53.9	50.2	54.3
General Datatech LP	(f)(k)(l)(t)(v)	Software & Services	L+625	1.0%	6/18/27	181.5	179.7	179.7
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26	194.8	181.6	194.8
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	6.5	6.2	6.4
Heniff Transportation Systems LLC	(x)	Transportation	L+575	1.0%	12/3/24	11.3	11.3	11.0
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	L+575	1.0%	12/3/26	138.4	130.5	135.2
Heniff Transportation Systems LLC	(v)	Transportation	L+625	1.0%	12/3/26	19.5	18.6	19.5
Hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	L+625	1.0%	5/4/27	102.8	97.4	101.8
Higginbotham Insurance Agency Inc	(v)	Insurance	L+575	0.8%	11/25/26	49.5	45.9	49.9
Higginbotham Insurance Agency Inc	(x)	Insurance	L+575	0.8%	11/25/26	14.0	14.0	14.1
HM Dunn Co Inc	(v)(y)(z)(ad)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	66.5	15.6	16.9
HM Dunn Co Inc	(v)(ad)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	20.0	11.5	11.5
Hudson Technologies Co	(v)(w)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	82.5	73.5	74.1
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	0.4	0.4	0.4
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/24	4.3	4.3	4.3
Individual FoodService	(m)(s)(v)	Capital Goods	L+625	1.0%	11/22/25	71.0	66.2	71.4
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/25	4.8	4.8	4.8
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€71.2	80.6	87.4
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	17.6	20.3	21.6
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$31.9	31.9	34.9
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	6.3	6.1	6.3
J S Held LLC	(x)	Insurance	L+600	1.0%	7/1/25	7.8	7.8	7.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+600	1.0%	7/1/25	$150.6	$144.3	$152.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	2.9	2.9	2.9
J S Held LLC	(x)	Insurance	L+600	1.0%	7/1/25	29.5	29.5	29.9
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26	189.0	178.7	190.4
Karman Space Inc	(m)(v)	Capital Goods	L+650	1.0%	12/21/25	54.2	51.0	54.4
Karman Space Inc	(v)	Capital Goods	L+650	1.0%	12/21/25	4.1	3.9	4.1
Karman Space Inc	(x)	Capital Goods	L+650	1.0%	12/21/25	1.4	1.4	1.4
KBP Investments LLC	(v)	Food & Staples Retailing	L+500	0.8%	5/26/27	9.0	8.2	8.9
KBP Investments LLC	(x)	Food & Staples Retailing	L+500	0.8%	5/26/27	27.4	27.4	27.1
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+650	1.0%	11/7/26	296.1	283.0	299.0
Kellermeyer Bergensons Services LLC	(x)	Commercial & Professional Services	L+650	1.0%	11/7/26	52.4	52.4	52.9
Lakeview Farms Inc	(l)(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	47.3	45.3	47.3
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	45.6	45.6	45.1
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	0.3	0.3	0.3
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	6.5	6.5	6.5
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	96.7	92.9	98.1
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	20.9	20.9	21.2
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	5.4	5.4	5.4
Lionbridge Technologies Inc	(f)(k)(s)(t)	Consumer Services	L+700	1.0%	12/29/25	70.8	65.2	70.8
Lipari Foods LLC	(f)(m)(s)(v)	Food & Staples Retailing	L+575	1.0%	1/6/25	274.1	261.9	276.9
Matchesfashion Ltd	(v)(w)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	12.7	12.2	9.2
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27	159.3	148.8	157.5
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27	13.0	12.0	12.8
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	L+600	1.0%	1/29/27	43.8	43.8	43.3
Miami Beach Medical Group LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	181.5	171.5	184.9
Micronics Filtration Holdings Inc	(v)(y)(z)(ac)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	49.5	45.0	39.1
Monitronics International Inc	(f)(v)(aa)	Commercial & Professional Services	L+650	1.3%	3/29/24	18.9	17.0	18.4
Monitronics International Inc	(f)(aa)	Commercial & Professional Services	L+500	1.5%	7/3/24	1.9	1.8	1.9
Monitronics International Inc	(v)	Commercial & Professional Services	L+500	1.5%	7/3/24	28.2	25.3	26.9
Monitronics International Inc	(x)	Commercial & Professional Services	L+500	1.5%	7/3/24	41.8	41.8	39.8
Motion Recruitment Partners LLC	(m)(t)(v)	Commercial & Professional Services	L+650	1.0%	12/19/25	85.4	80.1	82.8
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	L+650	1.0%	12/19/25	59.6	59.6	57.7
NBG Home	(v)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	68.5	68.3	58.4
NCI Inc	(v)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24	78.8	77.5	68.4
New Era Technology Inc	(i)(l)(m)(t)(v)	Software & Services	L+625	1.0%	10/31/26	68.7	64.3	67.3
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	38.0	38.0	37.3
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	4.7	4.6	4.6
Omnimax International Inc	(i)(k)(l)(m)(v)	Capital Goods	L+675	1.0%	10/8/26	189.5	179.5	191.4
One Call Care Management Inc	(v)(aa)(ad)	Health Care Equipment & Services	L+550	0.8%	4/22/27	10.0	9.6	10.1
Parata Systems	(f)(v)	Health Care Equipment & Services	L+575	1.0%	6/30/27	132.1	131.1	131.1
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	5.5	5.5	5.5
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	22.0	22.0	21.9
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	5.1	4.7	4.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
P2 Energy Solutions Inc.	(x)	Software & Services	L+675	1.0%	1/31/25		$10.1	$10.1	$9.6
P2 Energy Solutions Inc.	(f)(i)(k)(m)(s)(t)(v)	Software & Services	L+675	1.0%	2/2/26		250.3	232.4	238.0
Peak 10 Holding Corp	(v)(aa)	Telecommunication Services	L+350	0.0%	8/1/24		20.1	17.1	18.5
Peraton Corp	(v)(aa)	Capital Goods	L+375	0.8%	2/1/28		9.1	8.7	9.1
Petroplex Acidizing Inc	(v)(y)(z)(ac)	Energy	L+900 PIK (L+900 Max PIK)	1.0%	12/30/21		25.8	22.2	4.8
Polyconcept North America Inc	(v)(aa)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		22.1	21.9	21.6
Premium Credit Ltd	(v)(w)	Diversified Financials	L+650	0.0%	1/16/26		£58.0	74.8	80.1
Production Resource Group LLC	(v)(ad)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24		$127.0	117.1	127.0
Production Resource Group LLC	(v)(ad)	Media & Entertainment	L+500	1.0%	8/21/24		3.4	3.3	3.3
Production Resource Group LLC	(v)(ad)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24		0.1	0.1	0.1
Production Resource Group LLC	(v)(ad)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24		60.3	55.5	60.3
Project Marron	(v)(w)	Consumer Services	B+575	0.0%	7/2/25	A$	36.5	24.4	26.0
Project Marron	(f)(v)(w)	Consumer Services	C+575	0.0%	7/2/25	C$	28.7	20.7	22.1
Propulsion Acquisition LLC	(f)(l)(s)(t)(v)	Capital Goods	L+700	1.0%	7/13/24		$60.8	56.6	61.5
PSKW LLC	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26		296.2	283.9	299.2
Pure Fishing Inc	(v)(aa)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		10.0	9.4	9.8
Qdoba Restaurant Corp	(m)(v)(aa)	Consumer Services	L+700	1.0%	3/21/25		11.0	10.9	10.9
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+675	0.0%	9/2/24		160.9	152.1	158.8
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26		23.2	22.4	23.4
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26		3.2	3.2	3.2
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	9/30/26		2.7	2.6	2.7
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	1.0%	9/30/26		5.0	5.0	5.0
RSC Insurance Brokerage Inc	(f)(i)(k)(l)(m)(s)(v)	Insurance	L+550	1.0%	10/30/26		215.5	206.4	217.7
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	10/30/26		19.2	18.1	19.4
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	1.0%	10/30/26		29.4	29.4	29.7
Safe-Guard Products International LLC	(f)(i)(m)(s)(t)(v)	Diversified Financials	L+500	0.5%	1/27/27		101.7	96.8	102.7
Sequa Corp	(m)(v)(aa)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		16.0	15.2	16.2
Sequa Corp	(v)	Capital Goods	L+900, 0.0% PIK (9.5% Max PIK)	1.0%	7/31/25		16.4	15.9	17.3
Sequel Youth & Family Services LLC	(v)	Health Care Equipment & Services	L+450	1.0%	9/1/23		6.2	6.0	6.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	L+700	1.0%	9/1/23		29.2	19.3	11.4
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	L+800	1.0%	9/1/23		170.0	112.4	66.6
Sequential Brands Group Inc.	(k)(l)(v)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		266.8	215.9	219.8
SIRVA Worldwide Inc	(v)(aa)	Commercial & Professional Services	L+550	0.0%	8/4/25		7.2	6.2	6.8
Sorenson Communications LLC	(f)(k)(t)(v)(aa)(ac)	Telecommunication Services	L+550	0.8%	3/17/26		63.4	59.9	64.0
Spins LLC	(m)(s)(t)(v)	Software & Services	L+575	1.0%	1/20/27		61.0	57.3	60.8
Spins LLC	(x)	Software & Services	L+575	1.0%	1/20/27		7.9	7.9	7.9
Sungard Availability Services Capital Inc	(v)(ac)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		3.7	3.6	3.9
Sungard Availability Services Capital Inc	(x)(ac)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		2.0	2.0	2.0
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		49.2	46.6	49.6
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		6.9	6.9	6.9
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		0.6	0.5	0.6
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		5.1	5.1	5.1
Tangoe LLC	(f)(i)(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		190.7	170.3	166.0
ThermaSys Corp	(v)(ac)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		8.0	8.3	3.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		$48.2	$47.9	$47.6
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		47.9	47.6	47.3
Total Safety US Inc	(f)(aa)	Capital Goods	L+600	1.0%	8/16/25		1.0	0.9	1.0
Trace3 Inc	(f)(i)(k)(l)(m)(s)(v)	Software & Services	L+675	1.0%	8/3/24		250.6	237.8	250.6
Transaction Services Group Ltd	(v)(w)	Software & Services	B+600	0.0%	10/15/26	A$	80.3	55.3	58.9
Transaction Services Group Ltd	(v)(w)	Software & Services	L+600	0.0%	10/15/26		$36.0	34.0	35.2
Transaction Services Group Ltd	(v)(w)	Software & Services	L+600	0.0%	10/15/26		£13.9	17.6	18.7
Truck-Lite Co LLC	(v)	Capital Goods	L+625	1.0%	12/13/24		$1.8	1.6	1.8
Truck-Lite Co LLC	(x)	Capital Goods	L+625	1.0%	12/13/24		23.6	23.6	23.6
Truck-Lite Co LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	L+625	1.0%	12/14/26		269.4	257.7	271.6
Warren Resources Inc	(v)(ad)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		21.3	19.7	21.3
West Corp	(l)(aa)	Software & Services	L+350	1.0%	10/10/24		2.6	2.3	2.5
West Corp	(s)(aa)	Software & Services	L+400	1.0%	10/10/24		12.4	11.1	12.1
Wheels Up Partners LLC	(v)	Transportation	L+855	1.0%	10/15/21		2.2	2.2	2.2
Wheels Up Partners LLC	(v)	Transportation	L+710	1.0%	6/30/24		16.4	16.4	16.4
Wheels Up Partners LLC	(v)	Transportation	L+710	1.0%	11/1/24		6.9	6.8	6.9
Wheels Up Partners LLC	(v)	Transportation	L+710	1.0%	12/21/24		26.2	26.0	26.4
Wheels Up Partners LLC	(v)	Transportation	L+855	1.0%	7/15/22		4.2	4.2	4.2
Woolpert Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	L+600	1.0%	4/5/28		146.2	138.5	144.7
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28		73.1	73.1	72.4

Total Senior Secured Loans—First Lien								8,914.1	9,139.1
Unfunded Loan Commitments								(822.8)	(822.8)

Net Senior Secured Loans—First Lien								8,091.3	8,316.3

Senior Secured Loans—Second Lien—23.9%
Advanced Lighting Technologies Inc	(v)	Materials	L+600	1.0%	3/16/27		$10.3	10.0	10.2
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+800	1.0%	9/12/26		51.3	46.2	50.2
Amtek Global Technology Pte Ltd	(g)(v)(w)(y)(z)(ad)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24		€33.9	38.8	1.7
BCA Marketplace PLC	(v)(w)	Retailing	L+825	0.0%	11/22/27		£28.0	36.7	39.1
Belk Inc	(v)(y)(z)(ac)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25		$24.3	4.2	4.0
Byrider Finance LLC	(u)(v)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22		54.1	51.4	54.2
Constellis Holdings LLC	(f)(v)(ac)	Capital Goods	L+100, 10.0% PIK (10.0% Max PIK)	1.0%	3/27/25		13.5	12.4	13.5
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29		54.8	51.6	54.0
Culligan International Co	(m)(v)	Household & Personal Products	L+850	1.0%	12/13/24		85.0	84.5	85.0
Datatel Inc	(v)	Software & Services	L+800	1.0%	10/9/28		179.2	169.7	180.5
Excelitas Technologies Corp	(l)(aa)	Technology Hardware & Equipment	L+750	1.0%	12/1/25		6.6	6.1	6.7
Fairway Group Holdings Corp	(v)(y)(z)(ac)	Food & Staples Retailing	L+1,100 PIK (L+1,100 Max PIK)		2/24/24		6.9	—	—
Gruden Acquisition Inc	(s)(v)(aa)	Transportation	L+850	1.0%	8/18/23		35.0	32.8	35.0
Misys Ltd	(v)(w)(aa)	Software & Services	L+725	1.0%	6/13/25		21.8	20.3	22.1
NBG Home	(v)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24		29.4	26.2	21.3
NEP Broadcasting LLC	(v)(aa)	Media & Entertainment	L+700	0.0%	10/19/26		6.8	6.1	6.7
OEConnection LLC	(f)(s)(v)	Software & Services	L+825	0.0%	9/25/27		77.0	73.3	77.0
Ontic Engineering & Manufacturing Inc	(f)(t)(v)	Capital Goods	L+850	0.0%	10/29/27		26.8	24.9	27.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Paradigm Acquisition Corp	(l)(v)(aa)	Health Care Equipment & Services	L+750	0.0%	10/26/26	$2.3	$2.2	$2.3
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	156.4	149.6	154.1
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	164.9	176.3
Petrochoice Holdings Inc	(v)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.3	57.0
Polyconcept North America Inc	(v)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	9.5	9.4	8.9
Pretium Packaging LLC	(m)(s)(v)	Household & Personal Products	L+825	0.8%	11/6/28	15.1	14.4	15.4
Pure Fishing Inc	(f)(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	177.0	170.1	176.9
Rise Baking Company	(f)(l)(m)(v)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	48.8	46.9	47.9
Sequa Corp	(m)(v)(aa)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	5.9	5.7	5.8
SIRVA Worldwide Inc	(v)(aa)	Commercial & Professional Services	L+950	0.0%	8/3/26	6.5	5.3	5.8
Solera LLC	(v)	Software & Services	L+800	1.0%	6/4/29	261.6	243.2	253.8
Sorenson Communications LLC	(m)(s)(u)(v)(ac)	Telecommunication Services	L+1,150 PIK (L+1,150 Max PIK)		3/17/26	6.9	6.5	6.9
Sungard Availability Services Capital Inc	(v)(ac)	Software & Services	L+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	14.4	13.4	14.3
Vantage Specialty Chemicals Inc	(v)(aa)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.7
Vestcom International Inc	(m)(v)	Consumer Services	L+800	1.0%	12/19/24	70.5	70.2	70.5
WireCo WorldGroup Inc	(m)(v)(aa)	Capital Goods	L+900	1.0%	9/30/24	16.2	14.7	15.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€112.5	120.0	127.0

Total Senior Secured Loans—Second Lien							1,796.7	1,827.6

Other Senior Secured Debt—2.4%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	$50.8	42.3	28.0
Black Swan Energy Ltd	(v)(w)	Energy	9.0%		1/20/24	10.0	9.7	10.0
JW Aluminum Co	(s)(v)(aa)(ad)	Materials	10.3%		6/1/26	76.5	75.4	80.7
One Call Care Management Inc	(v)(ad)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	45.1	42.4	43.7
TruckPro LLC	(v)(aa)	Capital Goods	11.0%		10/15/24	9.2	9.1	10.1
Velvet Energy Ltd	(v)(w)	Energy	9.0%		10/5/23	15.0	13.7	13.3

Total Other Senior Secured Debt							192.6	185.8

Subordinated Debt—1.3%
Ardonagh Group Ltd	(v)(w)(aa)	Insurance	12.8% PIK (12.8% Max PIK)		1/15/27	0.8	0.8	0.9
ClubCorp Club Operations Inc	(v)(aa)	Consumer Services	8.5%		9/15/25	37.3	35.2	36.8
Hilding Anders	(v)(w)(y)(ad)	Consumer Durables & Apparel				€24.8	26.9	—
Hilding Anders	(v)(w)(y)(ad)	Consumer Durables & Apparel				110.5	—	—
Hilding Anders	(v)(w)(y)(z)(ad)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	126.0	99.4	55.4
Home Partners of America Inc	(v)(ac)	Real Estate	L+625	1.0%	10/8/22	$3.5	3.5	3.5
Intelsat Jackson Holdings SA	(v)(w)(y)(z)(aa)	Media & Entertainment	5.5%		8/1/23	3.7	2.0	2.1

Total Subordinated Debt							167.8	98.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—24.9%
801 5th Ave, Seattle, Private Equity	(v)(w)(y)(ad)	Real Estate				8,554,983	$14.1	$22.0
801 5th Ave, Seattle, Structure Mezzanine	(v)(w)(ad)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$55.5	53.4	55.5
Abacus JV, Private Equity	(v)(w)	Insurance				40,241,018	39.2	42.5
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				5,397,365	6.3	4.7
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				118,091,072	119.0	130.4
Australis Maritime, Common Stock	(v)(w)	Transportation				49,115,701	47.4	49.8
Avida Holding AB, Common Stock	(v)(w)(y)(ad)	Diversified Financials				405,023,756	44.0	47.1
Bank of Ireland, Class B Credit Linked Floating Rate Note	(g)(w)	Banks	L+1,185		12/4/27	$14.7	14.7	14.3
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$3.7	3.7	3.7
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$19.3	19.3	19.3
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	117.3	123.9
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$40.3	40.3	40.0
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	27.8
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$42.8	41.0	42.9
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$5.6	4.5	4.7
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$27.3	21.7	22.6
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$261.3	212.2	215.9
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$4.3	3.4	3.5
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$48.4	39.1	40.0
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$24.6	18.7	20.3
Global Jet Capital LLC, Structured Mezzanine	(v)(m)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$38.1	31.4	31.5
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$5.3	4.2	4.4
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(m)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$22.4	18.2	18.5
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$42.7	34.7	35.3
Global Lending Services LLC, Private Equity	(v)(m)	Diversified Financials				18,291,830	20.5	20.9
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				14,670,021	16.6	18.6
Home Partners JV, Structured Mezzanine	(v)(w)(ac)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$85.4	80.3	85.4
Home Partners JV, Private Equity	(v)(w)(y)(ac)	Real Estate				4,127,355	5.4	6.3
Home Partners JV, Common Stock	(v)(w)(y)(ac)	Real Estate				32,659,547	47.6	53.8
Home Partners JV 2, Structured Mezzanine	(v)(w)(ac)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$1.3	1.2	1.3
Home Partners JV 2, Structured Mezzanine	(w)(x)(ac)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$15.6	15.6	15.6
Home Partners JV 2, Private Equity	(v)(w)(y)(ac)	Real Estate				23,006	0.0	0.0
Home Partners JV 2, Private Equity	(v)(w)(y)(ac)	Real Estate				609,751	0.6	0.6
Jet Edge International LLC, Term Loan	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$20.2	19.3	20.0
Jet Edge International LLC, Term Loan	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$32.1	32.1	31.7
Kilter Finance, Private Equity	(v)(w)(y)(ad)	Insurance				536,709	0.5	0.5
Kilter Finance, Preferred Stock	(v)(w)(ad)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			34,060,490	32.6	34.1
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods			5/31/23	N/A	39.1	28.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	$23.0	$22.7
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	8.0%		6/22/22	€9.3	10.4	11.0
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	8.0%		6/22/22	$19.5	18.0	19.5
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	12.0%		6/22/22	$12.4	11.4	12.4
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	12.0%		6/22/22	€5.9	6.6	7.0
Luxembourg Life Fund—Absolute Return Fund III, Term Loan	(v)(w)	Insurance	L+925	0.0%	5/27/26	$6.9	6.5	6.9
Luxembourg Life Fund—Absolute Return Fund III, Term Loan	(w)(x)	Insurance	L+925	0.0%	5/27/26	$1.1	1.1	1.1
Luxembourg Life Fund—Long Term Growth Fund, Term Loan	(v)(w)	Insurance	L+925	0.0%	4/1/23	$19.1	18.3	19.0
Music IP, Private Equity	(v)(w)	Media & Entertainment				35,149,102	33.7	35.2
NewStar Clarendon 2014-1A Class D	(v)(w)(y)	Diversified Financials			1/25/27	$8.3	2.6	2.9
Opendoor Labs Inc, 2L Term Loan	(v)(w)	Real Estate	10.0%		1/23/26	$151.0	148.9	151.0
Orchard Marine Limited, Class B Common Stock	(v)(w)(y)(ac)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(v)(w)(y)(ac)	Transportation				62,976	62.0	32.5
Pretium Partners LLC P1, Structured Mezzanine	(v)(w)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.2	6.7
Pretium Partners LLC P2, Structured Mezzanine	(v)(w)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$15.3	14.2	15.5
Prime ST LLC, Private Equity	(v)(w)(y)(ad)	Real Estate				6,634,509	8.3	10.6
Prime ST LLC, Structured Mezzanine	(v)(w)(ad)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$49.4	47.3	49.4
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				21,000,000	21.0	20.7
Wind River CLO Ltd. 2012 1A Class Subord. B	(v)(w)(y)	Diversified Financials			1/15/26	$42.5	13.8	0.5
Toorak Capital Funding LLC, Membership Interest	(v)(w)(y)(ad)	Real Estate				N/A	1.9	1.7
Toorak Capital Partners LLC, Private Equity	(v)(ad)	Real Estate				N/A	198.2	249.4
Toorak Capital Partners LLC, Structured Mezzanine	(x)(ad)	Real Estate	L+650 PIK (L+650 Max PIK)		11/11/21	$20.0	20.0	20.0

Total Asset Based Finance							2,028.8	2,033.2
Unfunded commitments							(128.4)	(128.4)

Net Asset Based Finance							1,900.4	1,904.8

Credit Opportunities JV, LLC—18.2%
Credit Opportunities Partners JV, LLC	(v)(w)(ad)	Diversified Financials				$1,462.3	1,396.7	1,396.1

Total Credit Opportunities Partners JV, LLC							1,396.7	1,396.1

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—13.1%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.3
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	1.6
Alion Science & Technology Corp, Class A Membership Interest	(v)(y)	Capital Goods				7,350,267	7.4	14.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Amtek Global Technology Pte Ltd, Common Stock	(g)(v)(w)(y)(ad)	Automobiles & Components				7,046,126	$—	$—
Amtek Global Technology Pte Ltd, Ordinary Shares	(g)(w)(y)(ad)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(g)(w)(y)(ad)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(v)(w)(y)	Capital Goods			5/25/26	6,985	2.5	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	13.9	14.6
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				16,450	—	—
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				116,814	0.2	0.2
Ardonagh Ltd, Preferred Stock	(v)(w)(y)	Insurance				6,113,719	9.1	12.1
Arena Energy LP, Warrants	(v)(y)	Energy				68,186,525	0.4	0.4
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	19.7
Aspect Software Inc, Common Stock	(l)(s)(v)(y)	Software & Services				1,309,955	2.3	2.6
Aspect Software Inc, Warrant	(l)(s)(v)(y)	Software & Services			1/15/24	181,730	0.3	0.4
ATX Networks Corp, Common Stock	(v)(w)(y)	Technology Hardware & Equipment				156,123	—	—
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(v)(y)(ac)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(h)(n)(y)(ac)	Food, Beverage & Tobacco				11,167,000	9.1	9.5
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	—
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	4.6
Charlotte Russe Inc, Common Stock	(v)(y)(ac)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(o)(v)(y)	Energy				300,000	0.1	—
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(f)(v)(y)(ac)	Capital Goods				849,702	10.3	11.2
Crossmark Holdings Inc, Warrant	(v)(y)	Commercial & Professional Services				8,358	—	—
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	0.1
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% MAX PIK)		12/31/69	42,141,600	39.7	41.5
Empire Today LLC, Common Stock	(v)	Retailing				1,005	5.7	8.0
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(v)(y)(ac)	Food & Staples Retailing				103,091	—	—
Fox Head Inc, Common Stock	(j)(v)(y)	Consumer Durables & Apparel				10,000,000	8.0	8.7
Fronton BV, Common Stock	(o)(y)(ac)	Consumer Services				14,943	—	1.6
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	$2.2	$4.5
Hilding Anders, Class C Common Stock	(v)(w)(y)(ad)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Class B Common Stock	(v)(w)(y)(ad)	Consumer Durables & Apparel				574,791	0.0	—
Hilding Anders, Class A Common Stock	(v)(w)(y)(ad)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Equity Options	(v)(w)(y)(ad)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(s)(v)(y)(ad)	Capital Goods				15,000	—	—
HM Dunn Co Inc, Preferred Stock, Series B	(s)(v)(y)(ad)	Capital Goods				15,000	—	—
Home Partners of America Inc, Common Stock	(v)(y)(ac)	Real Estate				81,625	83.6	208.1
Home Partners of America Inc, Warrant	(v)(y)(ac)	Real Estate			8/7/24	2,675	0.3	4.2
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	3.0
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(j)(u)(v)(y)(ad)	Materials				2,105	0.0	—
JW Aluminum Co, Preferred Stock	(j)(u)(v)(ad)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	15,279	162.6	111.0
Maverick Natural Resources LLC, Common Stock	(n)(o)(y)	Energy				259,211	84.4	115.4
MB Precision Holdings LLC, Class A—2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	5.2
Micronics Filtration Holdings Inc, Common Stock	(v)(y)(ac)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(v)(y)(ac)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(v)(y)(ac)	Capital Goods				23	0.2	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(v)(y)(ac)	Capital Goods				112,780	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(v))(y)(ac)	Capital Goods				54,000	—	—
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			64,566,128	58.9	63.9
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.6	0.2
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(v)(y)(ad)	Health Care Equipment & Services				69,745	4.6	4.4
One Call Care Management Inc, Preferred Stock A	(v)(y)(ad)	Health Care Equipment & Services				743,985	48.5	47.4
One Call Care Management Inc, Preferred Stock B	(v)(ad)	Health Care Equipment & Services	9.0% PIK (9.0% MAX PIK)		10/25/29	15,344,693	15.8	17.7
Petroplex Acidizing Inc, Preferred Stock A	(v)(ac)	Energy				24,888,439	4.8	—
Petroplex Acidizing Inc, Warrant	(v)(y)(ac)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(v)(y)	Household & Personal Products				30,000	3.0	2.2
Production Resource Group LLC, Preferred Stock, Series A PIK	(v)(y)(ad)	Media & Entertainment			8/21/24	434,250	18.1	19.7
Production Resource Group LLC, Preferred Stock, Series B PIK	(v)(y)(ad)	Media & Entertainment			8/21/24	140	—	—
Professional Plumbing Group Inc, Common Stock	(j)(y)	Materials				3,000,000	2.6	2.8
Proserv Acquisition LLC, Class A Common Units	(v)(w)(y)(ac)	Energy				2,635,005	33.5	4.5
Proserv Acquisition LLC, Class A Preferred Units	(v)(w)(y)(ac)	Energy				837,780	5.4	9.5
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.8
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)(y)	Energy				1,969,418	$9.1	$9.1
Sequential Brands Group Inc., Common Stock	(j)(v)(y)	Consumer Durables & Apparel				18,519	2.8	—
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)(ac)	Telecommunication Services				89,959	42.5	94.8
Sound United LLC, Common Stock	(v)(ad)	Consumer Durables & Apparel				12,857,143	17.3	64.6
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(s)(u)(v)(y)(ac)	Software & Services				262,516	6.9	5.0
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.3
ThermaSys Corp, Common Stock	(u)(v)(y)(ac)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(v)(y)(ac)	Capital Goods				1,529	1.7	—
Trace3 Inc, Common Stock	(v)(y)	Software & Services				61,798	3.9	5.9
Versatile Processing Group Inc, Class A—2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(v)(y)(ad)	Energy				3,483,788	12.8	15.7
Zeta Interactive Holdings Corp, Common Stock	(v)(y)(aa)	Software & Services				3,610,212	30.8	30.3

Total Equity/Other							946.4	1,005.0

TOTAL INVESTMENTS—192.5%							$14,491.9	14,734.3

LIABILITIES IN EXCESS OF OTHER ASSETS—(92.5%)								(7,081.3)

NET ASSETS—100%								$7,653.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2021	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0 Sold	$2.1	$2.2	$(0.1)
CAD	6/7/2022	JP Morgan Chase Bank		$1.4 Sold	1.1	1.1	—
CAD	6/7/2022	JP Morgan Chase Bank		$1.9 Sold	1.5	1.5	—
CAD	11/10/2022	JP Morgan Chase Bank		$1.5 Sold	1.2	1.2	—
CAD	11/15/2024	JP Morgan Chase Bank		$4.0 Sold	3.2	3.2	—
EUR	5/6/2022	JP Morgan Chase Bank		€6.1 Sold	7.5	7.3	0.2
EUR	5/6/2022	JP Morgan Chase Bank		€1.6 Sold	2.0	1.9	0.1
EUR	5/6/2022	JP Morgan Chase Bank		€2.2 Sold	2.7	2.6	0.1
EUR	5/6/2022	JP Morgan Chase Bank		€0.7 Sold	0.9	0.9	—
EUR	5/6/2022	JP Morgan Chase Bank		€0.9 Sold	1.2	1.1	0.1
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.6	0.1
EUR	8/8/2025	JP Morgan Chase Bank		€4.8 Sold	5.7	5.9	(0.2)
EUR	8/8/2025	JP Morgan Chase Bank		€1.9 Sold	2.3	2.4	(0.1)
GBP	1/11/2023	JP Morgan Chase Bank		£5.0 Sold	6.6	6.9	(0.3)
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.7	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.7	0.1
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.9	—
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.6	(0.4)
NOK	8/8/2025	JP Morgan Chase Bank	NOK	11.4 Sold	1.2	1.3	(0.1)
SEK	5/10/2024	JP Morgan Chase Bank	SEK	430.3 Sold	51.4	51.0	0.4
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0 Sold	60.1	59.6	0.5
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5 Sold	4.1	4.1	—
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	14.3	(1.0)
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8 Sold	3.1	3.3	(0.2)

Total					$190.3	$190.7	$(0.4)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.15%, the Euro Interbank Offered Rate, or EURIBOR, was (0.54)%, Candian Dollar Offer Rate, or CDOR was 0.44%, and the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.08%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(e)	Listed investments may be treated as debt for GAAP or tax purposes.

(f)	Security or portion thereof held within Ambler Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 9).

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

(g)	Security or portion thereof held within CCT Dublin Funding Limited.

(h)	Security held within CCT Holdings II, LLC, a wholly-owned subsidiary of the Company.

(i)

Security or portion thereof held within CCT Tokyo Funding LLC and pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation (see Note 9).

(j)	Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the senior secured revolving credit facility (see Note 9).

(k)

Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).

(l)

Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).

(m)	Security or portion thereof held within FS KKR MM CLO 1 LLC (see Note 9).

(n)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(q)	Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(r)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(s)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 9).

(t)

Security or portion thereof held within Meadowbrook Run LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Morgan Stanley Senior Funding, Inc. (see Note 9).

(u)	Security or portion thereof held within Race Street Funding LLC. Security is available as collateral to support the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).

(v)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).

(w)

The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2021, 73.6% of the Company’s total assets represented qualifying assets.

(x)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(y)	Security is non-income producing.

(z)	Asset is on non-accrual status.

(aa)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).

(ab)	Not Used.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

(ac)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of June 30, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2021	Interest Income(3)	PIK Income(3)	Fee Income(2)	Dividend Income(1)
Senior Secured Loans—First Lien
Belk Inc	$—	$39.3	$(0.3)	$—	$11.1	$50.1	$—	$—	$—	$—
Belk Inc	—	21.7	—	—	0.3	22.0	0.6	—	—	—
Borden (New Dairy Opco)	7.6	10.5	—	—	0.9	19.0	0.2	—	—	—
Borden (New Dairy Opco)	16.8	23.2	—	—	2.0	42.0	0.8	—	—	—
Borden Dairy Co	—	—	—	1.3	(1.3)	—	—	—	—	—
Constellis Holdings LLC	—	13.8	—	—	1.2	15.0	0.1	—	—	—
Fairway Group Holdings Corp	—	1.1	—	—	0.1	1.2	0.1	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc	0.3	—	(0.6)	—	0.3	—	—	—	—	—
HM Dunn Co Inc	0.2	—	(0.3)	—	0.1	—	—	—	—	—
Micronics Filtration Holdings Inc	35.5	—	—	—	3.6	39.1	—	—	—	—
One Call Care Management Inc	4.7	0.6	(4.9)	—	(0.4)	—	0.2	—	—	—
Petroplex Acidizing Inc	4.5	—	—	—	0.3	4.8	—	—	—	—
Sorenson Communications LLC(4)	—	61.4	(1.6)	0.1	4.1	64.0	0.5	—	—	—
Sungard Availability Services Capital Inc(4)	—	3.6	—	—	0.3	3.9	—	—	—	—
ThermaSys Corp	3.9	0.4	—	—	(0.5)	3.8	—	0.5	—	—
Senior Secured Loans—Second Lien
Belk Inc	—	4.2	—	—	(0.2)	4.0	—	—	—	—
Constellis Holdings LLC	—	12.4	—	—	1.1	13.5	0.1	—	—	—
Sorenson Communications LLC(4)	—	21.6	(15.0)	(0.1)	0.4	6.9	0.4	0.6	—	—
Sungard Availability Services Capital Inc(4)	—	13.4	—	—	0.9	14.3	0.2	—	—	—
Other Senior Secured Debt
JW Aluminum Co(5)	41.8	—	(39.4)	—	(2.4)	—	—	—	—	—
Subordinated Debt
Home Partners of America Inc	—	3.5	—	—	—	3.5	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	38.5	78.0	(34.7)	(1.5)	5.1	85.4	0.4	2.5	—	—
Home Partners JV, Private Equity	—	5.4	—	—	0.9	6.3	—	—	—	—
Home Partners JV, Private Equity	—	—	—	(0.6)	0.6	—	—	—	—	—
Home Partners JV, Common Stock	21.5	45.9	(22.9)	7.7	1.6	53.8	—	—	—	—
Home Partners JV 2, Structured Mezzanine	—	1.2	—	—	0.1	1.3	—	—	—	—
Home Partners JV 2, Private Equity	—	—	—	—	—	—	—	—	—	—
Home Partners JV 2, Private Equity	—	0.6	—	—	—	0.6	—	—	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	24.6	—	—	—	7.9	32.5	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2021	Interest Income(3)	PIK Income(3)	Fee Income(2)	Dividend Income(1)
Equity/Other
ASG Technologies, Common Stock	$42.7	$—	$(76.3)	$52.9	$(19.3)	$—	$—	$—	$—	$—
ASG Technologies, Warrant	3.5	—	(10.2)	3.7	3.0	—	—	—	—	—
Belk Inc	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	3.2	5.2	—	—	1.1	9.5	—	—	—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Constellis Holdings LLC, Private Equity	—	10.3	—	—	0.9	11.2	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.2	—	—	—	0.4	1.6	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	130.5	—	—	—	77.6	208.1	—	—	—	—
Home Partners of America Inc, Warrant	2.1	—	—	—	2.1	4.2	—	—	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	93.7	—	(107.3)	—	13.6	—	—	4.2	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	—	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock	2.4	—	(3.0)	—	0.6	—	—	—	—	—
One Call Care Management Inc, Preferred Stock A	25.5	—	(32.3)	—	6.8	—	—	—	—	—
One Call Care Management Inc, Preferred Stock B	10.6	—	(9.8)	—	(0.8)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	0.3	—	—	(0.3)	—	—	—	—	0.2
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	9.0	—	—	—	(4.5)	4.5	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
Sorenson Communications LLC, Common Stock(4)	—	42.5	—	—	52.3	94.8	—	—	—	—
Sungard Availbaility Services Capital Inc, Common Stock(4)	—	6.9	—	—	(1.9)	5.0	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—

Total	$533.8	$427.0	$(358.6)	$63.5	$169.7	$835.4	$3.7	$7.8	$—	$0.2

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

(3) Interest,	PIK and dividend income presented for the full six months ended June 30, 2021.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

(4)

The Company held this investment as of December 31, 2020 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.

(5)	The Company held this investment as of June 30, 2021 but it was deemed to “control” the portfolio company as of June 30, 2021 Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

(ad)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the six months ended June 30, 2021, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of June 30, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$12.0	$4.1	$(15.9)	$(4.6)	$4.4	$—	$—	$—	$—	$—
Amtek Global Technology Pte Ltd	59.7	1.6	—	—	(2.1)	59.2	1.0	0.7	—	—
HM Dunn Co Inc	—	15.6	—	—	1.3	16.9	—	—	—	—
HM Dunn Co Inc	—	11.5	—	—	—	11.5	0.5	0.1	—	—
One Call Care Management Inc	—	9.6	—	—	0.5	10.1	0.1	—	0.1	—
Production Resource Group LLC	—	117.1	—	—	9.9	127.0	(0.1)	—	—	—
Production Resource Group LLC	—	3.3	—	—	—	3.3	—	—	—	—
Production Resource Group LLC	—	0.1	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	—	55.6	(0.1)	—	4.8	60.3	(0.6)	—	0.4	—
Sound United LLC	14.9	—	(15.0)	—	0.1	—	0.4	—	—	—
Warren Resources Inc	—	19.7	—	—	1.6	21.3	0.1	—	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	0.1	—	(1.9)	(10.6)	14.1	1.7	(1.9)	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sound United LLC	20.9	1.7	(22.6)	—	—	—	—	1.0	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	(0.7)	(22.9)	23.6	—	—	—	—	—
JW Aluminum Co(4)	—	75.4	—	—	5.3	80.7	2.2	—	—	—
One Call Care Management Inc	—	42.4	—	—	1.3	43.7	—	0.5	—	—
Subordinated Debt
Hilding Anders	32.4	—	—	—	23.0	55.4	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	30.3	—	—	—	(30.3)	—	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	29.4	24.0	—	—	2.1	55.5	1.2	0.5	—	—
801 5th Ave, Seattle, Private Equity	10.3	9.6	—	—	2.1	22.0	—	—	—	—
Avida Holding AB, Common Stock	38.3	8.5	—	—	0.3	47.1	—	—	—	—
Kilter Finance, Preferred Stock	0.2	32.4	—	—	1.5	34.1	—	—	—	—
Kilter Finance, Private Equity	0.2	0.3	—	—	—	0.5	—	—	—	—
Prime St LLC, Private Equity	3.9	5.2	—	—	1.5	10.6	—	—	—	—
Prime St LLC, Structured Mezzanine	22.8	24.5	—	—	2.1	49.4	—	0.3	—	—
Toorak Capital Funding LLC, Membership Interest	6.6	1.3	(4.9)	—	(1.3)	1.7	—	—	—	—
Toorak Capital Partners LLC, Private Equity	235.9	2.4	—	—	11.1	249.4	—	—	—	9.5
Toorak Capital Partners LLC, Structured Mezzanine	—	18.0	(18.0)	—	—	—	—	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	712.5	586.4	—	—	97.2	1,396.1	—	—	—	43.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of June 30, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	$—	$—	$—	$(16.5)	$16.5	$—	$—	$—	$—	$—
Advanced Lighting Technologies Inc, Warrant	—	—	—	(0.1)	0.1	—	—	—	—	—
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	—	(1.4)	0.4	1.0	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock(4)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(4)	—	162.6	—	—	(51.6)	111.0	1.2	4.7	—	—
One Call Care Management Inc, Common Stock	—	4.6	—	—	(0.2)	4.4	—	—	—	—
One Call Care Management Inc, Preferred Stock A	—	48.5	—	—	(1.1)	47.4	—	—	—	—
One Call Care Management Inc, Preferred Stock B	—	15.8	—	—	1.9	17.7	—	0.4	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	—	18.1	—	—	1.6	19.7	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Class A Units	—	—	—	(1.1)	1.1	—	—	—	—	—
Sound United LLC, Common Stock	29.3	—	—	—	35.3	64.6	—	—	—	20.0
Sound United LLC, Series I Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Sound United LLC, Series II Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Warren Resources Inc, Common Stock	—	12.8	—	—	2.9	15.7	—	—	—	—

Total	$1,259.7	$1,332.7	$(80.5)	$(56.4)	$182.6	$2,638.1	$4.1	$8.2	$0.5	$73.3

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

(3) Interest,	PIK, fee and dividend income presented for the full six months ended June 30, 2021.

(4) The	Company held this investment as of December 31, 2020 but it was not deemed to “control” the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Greystone Equity Member Corp	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	$60.8	$60.8	$60.3
Heniff Transportation Systems LLC	(g)	Transportation	L+575	1.0%	12/3/24	3.4	3.4	3.4
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	4.8	4.8	4.7
Heniff Transportation Systems LLC	(g)(h)(i)	Transportation	L+575	1.0%	12/3/26	64.4	64.1	64.0
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	0.9	0.6	0.3
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	0.3	0.3	0.2
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	32.4	32.2	26.8
ID Verde	(g)(l)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	€30.3	33.3	37.1
ID Verde	(g)(l)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	£4.3	5.1	5.9
Individual FoodService	(g)	Capital Goods	L+625	1.0%	11/22/24	$0.1	0.1	0.1
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	0.4	0.4	0.4
Individual FoodService	(g)	Capital Goods	L+625	1.0%	11/22/25	6.8	6.8	6.8
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/25	0.5	0.5	0.5
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€19.3	20.7	23.9
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	8.1	9.3	10.1
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$24.1	24.1	26.4
J S Held LLC	(g)(h)	Insurance	L+600	1.0%	7/1/25	65.5	65.1	66.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4
J S Held LLC	(g)	Insurance	L+600	1.0%	7/1/25	1.1	1.1	1.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	5.1	5.1	5.1
Jarrow Formulas Inc	(g)(i)	Household & Personal Products	L+625	1.0%	11/30/26	57.3	56.6	56.6
Jo-Ann Stores Inc	(g)(h)(x)	Retailing	L+500	1.0%	10/20/23	8.7	8.7	8.5
Kellermeyer Bergensons Services LLC	(g)(h)(i)	Commercial & Professional Services	L+650	1.0%	11/7/26	117.7	117.0	118.9
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+650	1.0%	11/7/26	28.3	28.3	28.6
Kodiak BP LLC	(h)	Capital Goods	L+725	1.0%	12/1/24	10.2	10.2	10.3
Kodiak BP LLC	(g)(h)	Capital Goods	L+725	1.0%	12/1/24	125.0	124.8	126.2
Koosharem LLC	(g)(x)	Commercial & Professional Services	L+450	1.0%	4/18/25	0.0	0.0	0.0
Lexitas Inc	(g)(h)(i)	Commercial & Professional Services	L+600	1.0%	11/14/25	34.7	34.4	34.6
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	4.3	4.2	4.3
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	2.5	2.5	2.5
Lipari Foods LLC	(g)(h)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	84.4	83.8	85.0
Lipari Foods LLC	(g)	Food & Staples Retailing	L+588	1.0%	1/6/25	19.2	19.2	19.3
Matchesfashion Ltd	(g)(h)(l)	Consumer Durables & Apparel	L+463, 1.0% PIK (1.0% Max PIK)	0.0%	10/11/24	12.7	12.1	9.8
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	1.4	1.4	1.4
Miami Beach Medical Group LLC	(g)	Health Care Equipment & Services	L+650	1.0%	12/14/26	7.8	7.8	7.8
Micronics Filtration Holdings Inc	(g)(n)(w)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	47.6	45.0	35.5
Motion Recruitment Partners LLC	(g)(h)	Commercial & Professional Services	L+650	1.0%	12/19/25	37.5	37.2	33.7
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/20/25	29.8	29.8	29.8
NBG Home	(g)(h)(i)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	69.3	69.0	55.4
NCI Inc	(g)(h)(i)	Software & Services	L+500, 2.5% PIK (2.5% Max PIK)	1.0%	8/15/24	83.5	82.9	59.0
Omnimax International Inc	(g)(h)	Capital Goods	L+725	1.0%	10/8/26	44.7	44.0	44.0
Omnimax International Inc	(v)	Capital Goods	L+725	1.0%	10/8/26	7.7	7.7	7.7
One Call Care Management Inc	(g)(x)(y)	Health Care Equipment & Services	L+525	1.0%	11/27/22	4.9	4.3	4.7
P2 Energy Solutions Inc.	(g)	Software & Services	L+675	1.0%	1/31/25	2.3	2.3	2.2
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	4.7	4.7	4.5

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$8.5	$7.5	$7.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.7	1.5	1.5
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.6	1.5	1.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$99.2	87.9	87.5
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$22.1	19.6	19.5
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.3	2.0	2.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$17.6	15.6	15.5
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$8.5	7.5	7.5
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.9	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$21.2	18.8	18.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$20.9	18.5	18.4
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				5,092,915	5.1	5.7
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				1,836,896	1.8	1.9
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				16,886,437	16.9	21.5
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				585,960	0.6	0.0
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$38.5	38.5	38.5
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$9.7	9.7	9.7
Kilter Finance, Preferred Stock	(g)(l)(z)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			228,173	0.2	0.2
Kilter Finance, Private Equity	(g)(l)(n)(z)	Insurance				247,441	0.2	0.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	16.0%		5/31/23	N/A	39.1	38.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(g)(l)	Capital Goods				18,232,157	18.2	20.2
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	8.0%		6/22/22	€7.4	8.4	9.0
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	12.0%		6/22/22	$4.7	5.3	5.7
Opendoor Labs Inc, 2L Term Loan	(g)(l)	Real Estate	10.0%		1/23/26	$23.6	23.6	23.6
Opendoor Labs Inc, 2L Term Loan	(l)(v)	Real Estate	10.0%		1/23/26	$47.1	47.1	47.1
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				62,976	62.0	24.6
Prime ST LLC, Private Equity	(g)(l)(n)(z)	Real Estate				3,058,733	3.1	3.9
Prime ST LLC, Structured Mezzanine	(g)(l)(z)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$22.8	22.8	22.8
Rampart CLO 2007 1A Class Subord.	(g)(l)(n)	Diversified Financials			10/25/21	$10.0	—	—
Sofi Lending Corp, Purchase Facility	(g)(l)	Diversified Financials				32,231,687	32.2	32.6
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials				12,500,000	12.5	12.1
Toorak Capital Funding LLC, Membership Interest	(g)(l)(z)	Real Estate				N/A	5.5	6.6
Toorak Capital Partners LLC, Private Equity	(g)(z)	Real Estate				N/A	195.8	235.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)(n)	Diversified Financials			1/15/26	$42.5	17.5	—

Total Asset Based Finance							1,099.5	1,025.8
Unfunded Asset Based Finance Commitments							(74.4)	(74.4)

Net Asset Based Finance							1,025.1	951.4

Strategic Credit Opportunities, LLC—23.0%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$810.3	810.3	712.5

Total Strategic Credit Opportunities Partners							810.3	712.5

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	$1.7	$3.4
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							616.1	530.0

TOTAL INVESTMENTS—219.0%							$7,452.7	6,779.8

LIABILITIES IN EXCESS OF OTHER ASSETS—(119.0%)								(3,683.8)

NET ASSETS—100%								$3,096.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2020	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0 Sold	$2.1	$2.3	$(0.2)
EUR	5/6/2022	JP Morgan Chase Bank		€6.1 Sold	7.5	7.5	—
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.6	0.1
EUR	8/8/2025	JP Morgan Chase Bank		€4.8 Sold	5.7	6.1	(0.4)
GBP	10/13/2021	JP Morgan Chase Bank		£0.6 Sold	0.9	0.8	0.1
GBP	10/13/2021	JP Morgan Chase Bank		£0.6 Bought	(0.8)	(0.8)	—
GBP	1/11/2023	JP Morgan Chase Bank		£2.0 Bought	(2.7)	(2.7)	—
GBP	1/11/2023	JP Morgan Chase Bank		£7.0 Sold	9.4	9.6	(0.2)
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.7	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.7	0.1
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.9	—
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.6	(0.4)
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	14.8	(1.5)

Total					$54.5	$56.5	$(2.0)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

(y)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of December 31, 2020:

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
JW Aluminum Co, Common Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
JW Aluminum Co, Preferred Stock	127.2	16.9	—	—	(50.4)	93.7	2.4	14.6	—	—
MB Precision Holdings LLC, Class A—2 Units	—	—	(0.5)	—	0.5	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	—	—	(1.9)	0.7	—	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock(4)	—	0.6	—	—	(0.6)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A(4)	—	0.6	—	—	(0.6)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B(4)	—	0.2	—	—	(0.2)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK(4)	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK(4)	—	—	—	—	—	—	—	—	—	—
Mood Media Corp, Common Stock	0.9	—	—	(11.8)	10.9	—	—	—	—	—
Mood Media LLC, Class A Warrants	—	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class B Warrants	—	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class C Warrants	—	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock	3.0	—	—	—	(0.6)	2.4	—	—	—	—
One Call Care Management Inc, Preferred Stock A	32.3	—	—	—	(6.8)	25.5	—	—	—	—
One Call Care Management Inc, Preferred Stock B	9.8	—	—	—	0.8	10.6	—	0.9	—	—
Petroplex Acidizing Inc, Preferred Stock A	4.2	0.3	—	—	(4.5)	—	—	—	—	0.4
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	14.4	—	—	—	(5.4)	9.0	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
Safariland LLC, Common Equity	6.4	—	(1.0)	(2.0)	(3.4)	—	—	—	—	—
ThermaSys Corp, Common Stock	6.9	—	—	—	(6.9)	—	—	—	—	—
ThermaSys Corp, Preferred Stock	1.5	—	—	—	(1.5)	—	—	—	—	—
Z Gallerie LLC, Common Stock	0.7	—	—	(0.7)	—	—	—	—	—	—

Total	$716.7	$215.1	$(140.9)	$(131.8)	$(125.3)	$533.8	$9.8	$19.4	$0.2	$0.4

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

(z)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2020, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2020, the Company disposed of investments in one portfolio of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of December 31, 2020:

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Sound United LLC, Class A Units	$—	$1.1	$—	$—	$(1.1)	$—	$—	$—	$—	$—
Sound United LLC, Common Stock	—	17.3	—	—	12.0	29.3	—	—	—	—
Sound United LLC, Series I Units	—	0.5	—	—	(0.5)	—	—	—	—	—
Sound United LLC, Series II Units	—	0.5	—	—	(0.5)	—	—	—	—	—

Total	$978.9	$527.4	$(99.8)	$(34.8)	$(112.0)	$1,259.7	$7.1	$3.8	$—	$80.0

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of June 30, 2021, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2021. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

The Company is externally managed by FS/KKR Advisor, LLC, or the Advisor, pursuant to an investment advisory agreement, dated as of June 16, 2021, or the investment advisory agreement. Prior to entering into the investment advisory agreement, the Company was a party to an investment advisory agreement, dated as of December 20, 2018, with the Advisor, or the prior investment advisory agreement, which remained in effect until June 16, 2021.

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

On June 16, 2021, the Company completed its acquisition, or the 2021 Merger, of FS KKR Capital Corp. II, or FSKR, pursuant to that certain Agreement and Plan of Merger, or the 2020 Merger Agreement, dated as of November 23, 2020, by and among the Company, FSKR, Rocky Merger Sub, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. See Note 12 for a discussion of the 2021 Merger.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020 consolidated balance sheet and consolidated schedule of investments are

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which shall equal the realized capital gains of Corporate Capital Trust, Inc., or CCT, (as predecessor-by-merger to the Company), FSKR (as predecessor-by-merger to the Company) and the Company (without duplication) on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation (without duplication) on a cumulative basis, less the aggregate amount of any capital gain incentive fees previously paid by CCT, FSKR and the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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

Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory agreement, the Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory agreement, which is calculated and payable quarterly in arrears, equals 17.5% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.12%, or 8.48% annually, of net assets. Thereafter, the Advisor will be entitled to receive 17.5% of pre-incentive fee net investment income. See Note 4 for a discussion of subordinated incentive fee on income under the prior investment advisory agreement.

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2020 and the audited consolidated financial statements as of and for the year ended December 31, 2020 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2021.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2021 and 2020, the Company recognized $15 and $9, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Recent Accounting Pronouncements: In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
	Shares	Amount	Shares(1)	Amount
Share Repurchase Program	—	$—	(2,823,750)	$(47)
Fractional Share Repurchase	—	—	(2,051)	0
Issuance of Common Stock(2)	161,374,028	3,642	—	—

Net Proceeds from Share Transactions	161,374,028	$3,642	(2,825,801)	$(47)

(1)	The number of shares repurchased has been retroactively adjusted to reflect the Reverse Stock Split as discussed below.

(2)	Issuance of common stock for the 2021 Merger. Shares were issued at fair value of FSK common stock at the merger date.

During the six months ended June 30, 2021, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 496,660 shares of common stock in the open market at an average price per share of $18.88 (totaling $9) pursuant to the DRP, and distributed such shares to participants in the DRP. During the six months ended June 30, 2020, the administrator for the DRP purchased 818,573 shares of common stock in the open market at an average price per share of $16.35 (totaling $13) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from July 1, 2021 to August 9, 2021, the administrator for the DRP purchased 211,067 shares of common stock in the open market at an average price per share

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

of $21.58 (totaling $5) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

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

Acquisition of FSKR

In accordance with the terms of the 2020 Merger Agreement, at the time of the transactions contemplated by the 2020 Merger Agreement, each outstanding share of FSKR common stock was converted into the right to receive 0.9498 shares of the Company’s common stock. As a result, the Company issued an aggregate of approximately 161,374,028 shares of its common stock to former FSKR stockholders.

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets excluding cash and cash equivalents (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective June 15, 2019, in connection with stockholder approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the Advisor reduced (by permanent waiver) the annual base management fee payable under the investment advisory agreement from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt-to-equity. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Advisor determines. The prior investment advisory agreement had substantially similar terms as the investment advisory agreement, except that the investment advisory agreement amended the prior investment advisory agreement to (i) reduce the Company’s income incentive

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

fee rate from 20% to 17.5%; and (ii) remove the total return lookback provision applicable to the subordinated incentive fee on income from the prior investment advisory agreement. Under the prior investment advisory agreement, the subordinated incentive fee on income was subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current and eleven preceding calendar quarters minus the cumulative “per share incentive fees” accrued and/or payable for the eleven preceding calendar quarters multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income was being calculated. The definitions of “per share pre-incentive fee return” and “per share incentive fees” under the prior investment advisory agreement took into account the historic per share pre-incentive fee return of both the Company and CCT, together with the historic per share incentive fees paid by both the Company and CCT. For the purpose of calculating the “per share pre-incentive fee return,” any unrealized appreciation or depreciation recognized as a result of the purchase accounting for the Company’s acquisition of CCT was excluded. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory agreement.

In connection with the entry into the investment advisory agreement, the Advisor has agreed to waive income incentive fees in the amount of $15 per quarter for the first six full fiscal quarters of operations following the closing of the 2021 Merger, commencing on July 1, 2021, for a total waiver of $90. In addition, the Advisor has agreed to exclude from the calculation of the subordinated incentive fee on income and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the acquired FSKR investments determined in accordance with Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues as a result of the Merger.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2021 and 2020:

			Three Months Ended June 30,		Six Months Ended June 30,
Related Party	Source Agreement	Description	2021	2020	2021	2020
The Advisor	Investment advisory agreement and prior investment advisory agreement	Base Management Fee(1)	$30	$26	$55	$56
The Advisor	Investment advisory agreement and prior investment advisory agreement	Subordinated Incentive Fee on Income(2)	$8	$—	$8	$—
The Advisor	Administration agreement	Administrative Services Expenses(3)	$2	$3	$4	$5

(1)

During the six months ended June 30, 2021 and 2020, $50 and $60, respectively, in base management fees were paid to the Advisor. As of June 30, 2021, $54 in base management fees were payable to the Advisor, a portion of which were fees payable by FSKR at the time of the 2021 Merger.

(2)

During the six months ended June 30, 2021 and 2020, $0 and $0, respectively, of subordinated incentive fees on income were paid to the Advisor. As of June 30, 2021, subordinated incentive fees on income of $29 were payable to the Advisor, a portion of which were fees payable by FSKR at the time of the 2021 Merger.

(3)

During the six months ended June 30, 2021 and 2020, $3 and $3, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.2 for the six months ended June 30, 2021. The Company paid $3 and $5, respectively, in administrative services expenses to the Advisor during the six months ended June 30, 2021 and 2020.

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

In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS Energy and Power Fund and any future BDCs that are advised by its former investment adviser or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated January 5, 2021, that permits the

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.

Affiliated Purchaser Program

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company’s common stock. The Company is not a party to any transaction with the investment vehicle.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2021 and 2020:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2020
March 31, 2020	$0.76000	$95
June 30, 2020	0.60000	75

Total	$1.36000	$170

Fiscal 2021
March 31, 2021	$0.60000	$74
June 30, 2021	0.60000	75

Total	$1.20000	$149

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

On August 6, 2021, the Company’s board of directors declared a regular quarterly cash distribution of $0.65 per share, which will be paid on or about October 4, 2021 to stockholders of record as of the close of business on September 15, 2021. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021		2020
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	149	100%	170	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$149	100%	$170	100%

(1)

During the six months ended June 30, 2021 and 2020, 87.4% and 88.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.8% and 1.8%, respectively, was attributable to non-cash accretion of discount and 9.8% and 9.4%, respectively, was attributable to PIK interest.

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

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2021, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $101 and $1,940, respectively. $85 of such losses were carried over from CCT due to the Company’s acquisition of CCT, or the 2018 Merger, $1,212 were carried over from FSKR due to the 2021 Merger, and $177 of such losses were carried over from losses generated by the Company prior to the 2018 Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

As of June 30, 2021 and December 31, 2020, the Company’s gross unrealized appreciation on a tax basis was $1,768 and $1,121, respectively. As of June 30, 2021 and December 31, 2020, the Company’s gross unrealized depreciation on a tax basis was $1,885 and $1,280, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $15,566 and $7,622 as of June 30, 2021 and December 31, 2020, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(832) and $(842) as of June 30, 2021 and December 31, 2020, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.

As of June 30, 2021, the Company had a deferred tax liability of $7 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $69 resulting from net operating losses, capital losses, and interest expense limitation carryforwards of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of June 30, 2021, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $62. For the six months ended June 30, 2021, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,091	$8,316	56.4%	$3,597	$3,449	50.9%
Senior Secured Loans—Second Lien	1,797	1,827	12.4%	1,035	880	13.0%
Other Senior Secured Debt	193	186	1.3%	127	86	1.3%
Subordinated Debt	168	99	0.7%	243	171	2.5%
Asset Based Finance	1,900	1,905	12.9%	1,025	951	14.0%
Credit Opportunities Partners JV, LLC	1,397	1,396	9.5%	810	713	10.5%
Equity/Other	946	1,005	6.8%	616	530	7.8%

Total	$14,492	$14,734	100.0%	$7,453	$6,780	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of June 30, 2021, the Company held investments in fourteen portfolio companies of which it is deemed to “control.” As of June 30, 2021, the Company held investments in sixteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of June 30, 2021 in this quarterly report on Form 10-Q.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2021, the Company had unfunded debt investments with aggregate unfunded commitments of $951.2, unfunded equity/other commitments of $454.7 and unfunded commitments of $350.2 to Credit Opportunities Partners JV, LLC. As of December 31, 2020, the Company had unfunded debt investments with aggregate unfunded commitments of $228.4, unfunded equity commitments of $142.9 and unfunded commitments of $65.8 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2021 and the Company’s audited consolidated schedule of investments as of December 31, 2020.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$165	1.1%	$104	1.5%
Banks	14	0.1%	14	0.2%
Capital Goods	2,010	13.6%	799	11.8%
Commercial & Professional Services	1,159	7.9%	564	8.3%
Consumer Durables & Apparel	624	4.2%	385	5.7%
Consumer Services	383	2.6%	145	2.1%
Diversified Financials	895	6.1%	467	6.9%
Energy	259	1.7%	107	1.6%
Food & Staples Retailing	365	2.5%	221	3.3%
Food, Beverage & Tobacco	262	1.8%	106	1.6%
Health Care Equipment & Services	1,316	8.9%	604	8.9%
Household & Personal Products	324	2.2%	190	2.8%
Insurance	569	3.9%	208	3.1%
Materials	205	1.4%	147	2.2%
Media & Entertainment	328	2.2%	36	0.5%
Pharmaceuticals, Biotechnology & Life Sciences	247	1.7%	34	0.5%
Real Estate	996	6.8%	555	8.2%
Retailing	245	1.7%	344	5.1%
Software & Services	2,326	15.8%	770	11.3%
Credit Opportunities Partners JV, LLC	1,396	9.5%	713	10.5%
Technology Hardware & Equipment	108	0.7%	15	0.2%
Telecommunication Services	184	1.2%	71	1.0%
Transportation	354	2.4%	181	2.7%

Total	$14,734	100.0%	$6,780	100.0%

Credit Opportunities Partners JV, LLC

Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations, including any obligations under the credit facilities of COP’s wholly-owned special purpose financing subsidiaries, and such subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in ease case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of June 30, 2021, the Company and SCRS have funded approximately $1,599.8 to COPJV, of which $1,399.8 was from the Company.

Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Jersey City Funding Credit Facility, which provides for up to $350 of borrowings as of June 30, 2021. The Jersey City Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus 2.25%. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Jersey City Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Jersey City Funding Credit Facility matures on September 29, 2021. As of June 30, 2021, total outstanding borrowings under the Jersey City Funding Credit Facility were $195.0. Borrowings under the Jersey City Funding Credit Facility are secured by substantially all of the assets of Jersey City Funding.

Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Citibank, N.A., or as amended, the Chestnut Street Funding Credit Facility, which provides for up to $400 of borrowings as of June 30, 2021. The Chestnut Street Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of three-month LIBOR (subject to a 0% floor) plus 2.25%. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus 2.25%. Chestnut Street Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Chestnut Street Funding Credit Facility matures on September 18, 2024. As of June 30, 2021, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $182.7. Borrowings under the Chestnut Street Funding Credit Facility are secured by substantially all of the assets of Chestnut Street Funding.

Boxwood Drive Funding LLC, or Boxwood Drive Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Boxwood Drive Funding Credit Facility, which provides for up to $300 of borrowings as of June 30, 2021. The Boxwood Drive Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 2.05% to 3.15% during the reinvestment period and 2.50% to 3.25% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Boxwood Drive Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Boxwood Drive Funding Credit Facility matures on April 15, 2025. As of June 30, 2021, total outstanding borrowings under the Boxwood Drive Funding Credit Facility were $29.0. Borrowings under the Boxwood Drive Funding Credit Facility are secured by substantially all of the assets of Boxwood Drive Funding.

Big Cedar Creek LLC, or Big Cedar Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Big Cedar Creek Funding Credit Facility, which provides for up to $300 of borrowings as of June 30, 2021. The Big Cedar Creek Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

and 2.00% to 2.65% thereafter. Big Cedar Creek Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Big Cedar Creek Funding Credit Facility matures on March 11, 2025. As of June 30, 2021, total outstanding borrowings under the Big Cedar Creek Funding Credit Facility were $94.3. Borrowings under the Big Cedar Creek Funding Credit Facility are secured by substantially all of the assets of Big Cedar Creek.

Green Creek LLC, or Green Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Green Creek Funding Credity Facility, which provides for up to $500 of borrowings as of June 30, 2021. The Green Creek Credit Facility provides for loans in U.S. dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of three-month LIBOR (subject to a 0% floor) plus 3.30%. Foreign currency loans bear interest at the rate of the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Green Creek Funding also pays a commitment fee of up to 3.30% on undrawn commitments. The Green Creek Funding Credit Facility matures on January 30, 2022. As of June 30, 2021, total outstanding borrowings under the Green Creek Funding Credity Facility were $420.3. Borrowings under the Green Creek Funding Credit Facility are secured by substantially all of the assets of Green Creek Funding.

On March 31, 2021, COPJV sold in a private placement $300 million of aggregate principal amount of unsecured notes, or the COPJV Notes, to qualified institutional buyers in reliance on Section 4(a)(2) of the Securities Act. Interest of the COPJV Notes is payable quarterly on the 1st of each of January, April, July and October, at a fixed annual rate of 4.25%, commencing July 1, 2021. This interest rate is subject to increase up to 4.75% in the event that the COPJV Notes cease to be rated investment grade, and the COPJV Notes will be subject to an additional 2.0% of default interest during the continuance of an event of default. The COPJV Notes mature on April 1, 2026, unless redeemed, purchased or prepaid prior to such date by COPJV in accordance with their terms. The COPJV Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness that COPJV may issue. COPJV used the net proceeds from the private placement for general corporate purposes, including to make investments, repay existing debt and make permitted distributions.

COPJV was in compliance with all covenants required by its financing arrangements as of June 30, 2021 and December 31, 2020.

During the six months ended June 30, 2021, the Company sold investments with a cost of $237.6 for proceeds of $251.0 to COPJV and recognized a net realized gain (loss) of $13.4 in connection with the transactions. As of June 30, 2021, $317.7 of these sales to COPJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of June 30, 2021 and December 31, 2020, COPJV had total investments with a fair value of $2,852.3 and $1,544.3, respectively. As of June 30, 2021 and December 31, 2020, COPJV had two and two investments on non-accrual status, respectively.

Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Total debt investments(1)	$2,592.3	$1,436.3
Weighted average current interest rate on debt investments(2)	8.9%	8.6%
Number of portfolio companies in COPJV	85	66
Largest investment in a single portfolio company(1)	$130.9	$72.6
Unfunded commitments(1)	$31.1	$21.6

(1)	At cost.

(2)	Computed as the (a) annual stated interest rate on accruing debt, divided by (b) total debt at par amount.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Credit Opportunities Partners JV, LLC Portfolio

As of June 30, 2021 (in millions)

(Unaudited)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—108.8%
A10 Capital LLC	(e)(j)(n)	Diversified Financials	L+650	1.0%	5/1/23		$17.5	$17.3	$17.7
ABB CONCISE Optical Group LLC	(j)(k)	Retailing	L+500	1.0%	6/15/23		15.5	13.3	15.0
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/23		6.1	5.0	5.1
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+375	0.0%	7/30/25		€4.8	4.6	5.6
Apex Group Limited	(e)(n)	Diversified Financials	L+700	1.3%	6/15/23		$1.0	1.0	1.0
Apex Group Limited	(e)(f)	Diversified Financials	L+700	1.3%	6/15/23		1.0	1.0	1.0
Apex Group Limited	(e)(j)(k)(n)	Diversified Financials	L+700	1.3%	6/16/25		95.6	95.5	96.6
Apex Group Limited	(e)(k)	Diversified Financials	L+700	1.5%	6/16/25		£21.9	28.7	30.5
Ardonagh Group Ltd	(e)(i)	Insurance	E+544, 2.3% PIK (2.3% Max PIK)	1.0%	7/14/26		€0.5	0.5	0.6
Ardonagh Group Ltd	(e)(i)	Insurance	L+544, 2.3% PIK (2.3% Max PIK)	0.8%	7/14/26		£3.7	4.6	5.4
Arrotex Australia Group Pty Ltd	(e)(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	8.0	5.7	5.7
Arrotex Australia Group Pty Ltd	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		109.4	73.6	82.0
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24	C$	1.3	1.0	1.0
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+550	1.0%	7/5/24		14.5	10.5	11.1
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+600	1.0%	7/5/24		$2.2	2.2	2.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Belk Inc		Retailing	L+750	1.0%	7/31/25	$0.6	$0.6	$0.6
Belk Inc	(g)(o)	Retailing	10.0%, 0.0% PIK (8.0% Max PIK)		7/31/25	2.8	1.4	2.1
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/24	€11.0	12.3	7.8
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24	$15.6	15.6	9.3
Bugaboo International BV	(e)(h)(n)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25	€38.1	44.4	45.2
Cambium Learning Group Inc	(i)(j)(k)	Consumer Services	L+450	0.8%	12/18/25	$80.1	77.5	80.6
Catapult Learning LLC	(i)(j)	Consumer Services	L+453	1.0%	4/24/23	39.0	38.7	39.2
Catapult Learning LLC	(e)(f)	Consumer Services	L+453	1.0%	4/24/23	1.2	1.2	1.2
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/23	4.4	4.4	4.4
Catapult Learning LLC	(e)(j)(n)	Consumer Services	L+850	1.0%	4/24/23	14.8	14.7	14.9
Catapult Learning LLC		Consumer Services	L+850	1.0%	4/24/23	0.4	0.4	0.4
Charles Taylor PLC	(e)(h)(i)	Diversified Financials	L+575	0.0%	1/24/27	£47.6	62.0	65.6
Child Development Schools Inc	(e)(j)	Consumer Services	L+425	1.0%	5/21/23	$8.4	8.4	8.4
Child Development Schools Inc	(e)(f)	Consumer Services	L+425	1.0%	5/21/23	2.5	2.5	2.5
CSafe Global	(e)(k)	Capital Goods	L+625	1.0%	12/23/27	24.9	24.8	25.2
Datatel Inc	(h)	Software & Services	L+375	0.8%	10/7/27	2.4	2.4	2.4
Distribution International Inc	(k)	Retailing	L+575	1.0%	12/15/23	13.9	12.1	13.4
Eagle Family Foods Inc	(e)(h)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	7.5	7.5	7.5
Eagleclaw Midstream Ventures LLC	(k)	Energy	L+425	1.0%	6/24/24	11.2	10.6	11.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
EIF Van Hook Holdings LLC	(k)	Energy	L+525	0.0%	9/5/24	$6.6	$6.4	$6.1
Entertainment Benefits Group LLC	(e)(k)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	2.6	2.5	2.3
FloWorks International LLC	(e)(h)(k)	Capital Goods	L+650	1.0%	10/14/26	24.9	24.6	24.4
Frontline Technologies Group LLC	(e)(i)	Software & Services	L+575	1.0%	9/18/23	19.8	19.9	20.0
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/26	30.2	30.0	30.2
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/25	21.9	21.7	21.1
ID Verde	(e)(h)(n)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	€34.0	40.3	40.4
ID Verde	(e)(h)(n)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	£1.4	1.9	2.0
ID Verde	(e)(h)(i)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	4.6	6.3	6.4
ID Verde	(e)(h)(n)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25	€17.7	20.7	20.9
ID Verde	(e)(h)(n)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25	£6.5	8.6	8.9
Industria Chimica Emiliana Srl	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€113.9	124.8	139.9
KBP Investments LLC	(e)(h)	Food & Staples Retailing	L+500	0.8%	5/26/27	$14.8	14.8	14.6
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+650	1.0%	11/7/26	29.6	28.2	29.9
Kettle Cuisine LLC	(j)	Food, Beverage & Tobacco	L+375	1.0%	8/25/25	16.5	16.5	15.7
Lexitas Inc	(e)(h)	Commercial & Professional Services	L+600	1.0%	11/14/25	18.8	18.7	19.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value(d)
Lionbridge Technologies Inc	(e)(i)(j)	Consumer Services	L+700	1.0%	12/29/25		$29.0	$28.3	$29.1
Lipari Foods LLC	(e)(k)	Food & Staples Retailing	L+575	1.0%	1/6/25		65.8	65.7	66.5
Monitronics International Inc	(h)(k)	Commercial & Professional Services	L+500	1.5%	7/3/24		33.5	30.5	33.8
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26		2.2	1.9	2.2
Parts Town LLC	(e)(k)(n)	Retailing	L+550	1.0%	10/15/25		49.3	49.0	48.0
Parts Town LLC	(e)(f)	Retailing	L+550	1.0%	10/15/25		6.4	6.4	6.3
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24		9.0	8.7	8.6
Premium Credit Ltd	(e)(h)(i)	Diversified Financials	L+650	0.0%	1/16/26		£51.2	66.2	70.8
Project Marron	(e)(j)	Consumer Services	C+575	0.0%	7/2/25	C$	23.8	18.0	18.3
Project Marron	(e)(j)	Consumer Services	B+575	0.0%	7/2/25	A$	30.3	20.5	21.6
Qdoba Restaurant Corp	(k)(n)	Consumer Services	L+700	1.0%	3/21/25		$3.5	3.2	3.5
Reliant Rehab Hospital Cincinnati LLC	(e)(j)	Health Care Equipment & Services	L+675	0.0%	9/2/24		19.8	19.2	19.6
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26		19.9	19.9	20.0
RSC Insurance Brokerage Inc	(e)(k)	Insurance	L+550	1.0%	10/30/26		19.1	19.1	19.3
Safe-Guard Products International LLC	(e)(j)	Diversified Financials	L+500	0.5%	1/27/27		18.9	18.9	19.1
Sequa Corp	(h)(j)(k)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		45.4	43.5	45.9
Smart & Final Stores LLC	(h)(i)(k)	Food & Staples Retailing	L+675	0.0%	6/20/25		42.9	40.5	43.1
Staples Canada	(e)(h)(i)(k)(n)	Retailing	C+700	1.0%	9/12/24	C$	94.0	71.7	75.8
Technimark LLC	(j)	Materials	L+350	0.0%	8/8/25		$18.3	18.2	18.2

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value(d)
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/16/25		$11.2	$9.5	$11.3
Trace3 Inc	(e)(k)	Software & Services	L+675	1.0%	8/3/24		32.8	32.6	32.8
Transaction Services Group Ltd	(e)(j)(k)(n)	Software & Services	B+600	0.0%	10/15/26	A$	162.0	110.8	118.9
WireCo WorldGroup Inc	(k)	Capital Goods	L+500	1.0%	9/29/23		$0.1	0.1	0.1
Yak Access LLC	(n)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.8

Total Senior Secured Loans—First Lien								1,694.9	1,757.6
Unfunded Loan Commitments								(22.6)	(22.6)

Net Senior Secured Loans—First Lien								1,672.3	1,735.0

Senior Secured Loans—Second Lien—33.3%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26		2.5	2.2	2.5
Ammeraal Beltech Holding BV	(e)(k)(n)	Capital Goods	L+800	1.0%	9/12/26		93.0	90.9	91.1
BCA Marketplace PLC	(e)(k)(n)	Retailing	L+825	0.0%	11/22/27		£72.1	94.0	100.6
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26		$0.4	0.4	0.4
Excelitas Technologies Corp	(h)(i)	Technology Hardware & Equipment	L+750	1.0%	12/1/25		16.0	12.8	16.0
Misys Ltd	(h)(i)(k)	Software & Services	L+725	1.0%	6/13/25		41.2	38.5	41.7
Paradigm Acquisition Corp	(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26		0.2	0.2	0.2
Pure Fishing Inc	(e)(k)	Consumer Durables & Apparel	L+838	1.0%	12/31/26		46.8	41.7	46.8
Resource Label Group LLC	(e)(j)	Materials	L+850	1.0%	11/26/23		15.0	13.5	15.0
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26		18.0	17.8	17.7

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Sequa Corp	(k)(n)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	$39.1	$33.0	$38.6
SIRVA Worldwide Inc	(j)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.0	3.4
Transplace	(k)	Transportation	L+875	1.0%	10/6/25	3.3	2.6	3.2
Watchfire Enterprises Inc	(e)(j)	Technology Hardware & Equipment	L+825	1.0%	10/2/24	9.3	8.3	9.3
WireCo WorldGroup Inc	(n)	Capital Goods	L+900	1.0%	9/30/24	9.6	8.0	9.3
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€120.2	130.9	135.7

Total Senior Secured Loans—Second Lien							497.8	531.5

Other Senior Secured Debt—0.8%
Velvet Energy Ltd	(e)(k)	Energy	9.0%		10/5/23	15.0	15.2	13.3

Total Other Senior Secured Debt							15.2	13.3

Subordinated Debt—2.7%
Home Partners of America Inc	(e)(n)	Real Estate	L+625	1.0%	10/8/22	42.9	42.7	42.9

Total Subordinated Debt							42.7	42.9

Asset Based Finance—27.5%
Abacus JV, Private Equity	(e)	Insurance				31,916,927	31.9	33.7
Comet Aircraft S.a.r.l., Common Stock	(e)(g)(n) (o)	Capital Goods	12.4%		2/28/22	$21.5	21.5	2.7

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials				N/A	$—	$4.8
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials				6,981,478	7.0	8.8
Home Partners JV, Common Stock	(e)(o)	Real Estate				15,249,687	22.9	25.2
Home Partners JV, Structured Mezzanine	(e)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$36.3	36.3	36.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(o)	Capital Goods				19,642,734	24.5	18.8
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	8.0%		6/22/22	€7.4	8.7	8.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	8.0%		6/22/22	$15.5	15.5	15.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	12.0%		6/22/22	€4.7	5.6	5.6
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	12.0%		6/22/22	$9.8	9.8	9.8
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/25	$30.7	30.8	31.5
Luxembourg Life Fund—Absolute Return Fund III, Term Loan	(e)(h)(k) (n)	Insurance	L+925	0.0%	5/27/26	$55.2	54.8	54.7

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Luxembourg Life Fund—Absolute Return Fund III, Term Loan	(e)(f)	Insurance	L+925	0.0%	5/27/26	$8.5	$8.4	$8.4
Luxembourg Life Fund—Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	L+925	0.0%	4/1/23	$97.7	97.2	96.7
NewStar Clarendon 2014-1A Class D	(e)(k)(n) (o)	Diversified Financials			1/25/27	$30.0	9.8	10.5
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$18.9	18.6	18.9
Pretium Partners LLC P2, Structured Mezzanine	(e)(h)(i)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$40.4	39.0	40.8
Sealane Trade Finance	(e)(m)	Banks	L+375	0.0%	5/8/23	$5.0	5.1	5.0
Sealane Trade Finance	(e)(m)	Banks	L+963	0.0%	5/8/23	$11.9	11.9	10.7

Total Asset Based Finance							459.3	447.1
Unfunded Commitments							(8.5)	(8.5)

Net Asset Based Finance							450.8	438.6

Equity/Other—5.7%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(o)	Energy				13,556	3.6	3.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(o)	Energy				115,178,571	30.5	26.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor(b)	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Belk Inc, Common Stock	(e)(o)	Retailing				381	$—	$—
Home Partners of America Inc, Common Stock	(e)(j)(o)	Real Estate				18,419	30.0	47.0
Zeta Interactive Holdings Corp, Common Stock	(k)(o)	Software & Services				1,766,696	15.1	14.8

Total Equity/Other							79.2	91.0

TOTAL INVESTMENTS—178.8%							$2,758.0	$2,852.3

Derivative Instruments—(1.6)%

Foreign currency forward contracts								$(24.8)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.15%, the Euro Interbank Offered Rate, or EURIBOR, was (0.54)%, Candian Dollar Offer Rate, or CDOR was 0.44%, the Bank Bill Swap Bid Rate, or BBSY was 0.08%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors.

(e)	Investments classified as Level 3.

(f)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(g)	Asset is on non-accrual status.

(h)	Security or portion thereof held within Big Cedar Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.

(i)	Security or portion thereof held within Boxwood Drive Funding and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.

(j)	Security or portion thereof held within Chestnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank.

(k)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(l)	Security or portion thereof held within IC II American Energy Investment, Inc., a wholly-owned subsidiary of the company.

(m)	Security or portion thereof held within JCF Cayman Ltd and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

(n)	Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

(o)	Security is non-income producing.

Credit Opportunities Partners JV, LLC Portfolio

As of December 31, 2020 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—124.6%
A10 Capital LLC	(e)(h)(i)	Diversified Financials	L+650	1.0%	5/1/2023		$17.5	$17.3	$17.3
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/2023		12.1	10.0	11.0
Apex Group Limited	(e)(h)	Diversified Financials	L+700	1.3%	6/15/2023		0.7	0.6	0.7
Apex Group Limited	(e)(f)	Diversified Financials	L+700	1.3%	6/15/2023		1.4	1.3	1.4
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+700	1.3%	6/16/2025		67.4	67.2	68.1
Ardonagh Group Ltd	(e)(k)	Insurance	E+750, 0.0% PIK (2.3% Max PIK)	1.0%	7/14/2026		€0.5	0.5	0.6
Ardonagh Group Ltd	(e)(k)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/2026		£3.7	4.6	5.2
Arrotex Australia Group Pty Ltd	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024	A$	68.9	46.0	53.6
Arrotex Australia Group Pty Ltd	(e)(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024		4.9	3.8	3.8
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/2024	C$	1.3	1.0	1.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+550	1.0%	7/5/2024		$2.2	2.2	2.2
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	C+550	1.0%	7/5/2024	C$	14.5	10.5	11.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Belk Inc	(g)(l)	Retailing	L+675	1.0%	7/31/2025	$3.8	$3.4	$1.4
Big Bus Tours Ltd	(e)(i)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/18/2024	€10.5	11.7	8.7
Big Bus Tours Ltd	(e)(i)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/18/2024	$14.9	14.9	10.1
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)	0.0%	3/20/2025	€35.0	40.6	42.7
Cambium Learning Group Inc	(i)(k)	Consumer Services	L+450	0.0%	12/18/2025	$45.1	43.4	44.9
Catapult Learning LLC	(e)(i)	Consumer Services	L+475	1.0%	4/24/2023	2.1	2.1	2.1
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/2023	2.3	2.4	2.3
Catapult Learning LLC	(e)(i)(k)	Consumer Services	L+635	1.0%	4/24/2023	39.1	38.7	38.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/2023	1.2	1.2	1.1
Catapult Learning LLC	(e)(h)(i)	Consumer Services	L+635	1.0%	4/24/2023	14.9	14.7	14.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/2023	0.4	0.4	0.4
Child Development Schools Inc	(e)(i)	Consumer Services	L+425	1.0%	5/21/2023	9.3	9.3	9.2
Child Development Schools Inc	(e)(f)	Consumer Services	L+425		5/21/2023	2.5	2.5	2.5
CSM Bakery Products	(h)	Food, Beverage & Tobacco	L+625	1.0%	1/4/2022	$1.3	1.2	1.3
Diamond Resorts International Inc	(h)	Consumer Services	L+375	1.0%	9/2/2023	5.7	5.6	5.5
Eacom Timber Corp	(e)(h)(i)(k)	Materials	L+650	1.0%	11/20/2023	59.2	59.2	59.2
Frontline Technologies Group LLC	(e)	Software & Services	L+575	1.0%	9/18/2023	19.9	20.0	20.0
HealthChannels LLC	(i)	Health Care Equipment & Services	L+450	0.0%	4/3/2025	24.3	24.1	23.3
Huws Gray Ltd	(e)(h)	Materials	L+525	0.5%	4/11/2025	£21.7	28.7	29.3
Huws Gray Ltd	(e)(f)	Materials	L+525	0.5%	4/11/2025	6.7	8.9	8.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value(d)
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2024		€3.1	$3.7	$3.8
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2024		£1.3	1.7	1.8
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2025		€16.3	19.1	19.9
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/2025		£6.0	7.9	8.1
Industria Chimica Emiliana Srl	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/2026		€62.5	68.6	77.3
Kellermeyer Bergensons Services LLC	(e)(i)(k)	Commercial & Professional Services	L+650	1.0%	11/7/2026		$29.8	28.2	30.1
Kettle Cuisine LLC	(i)	Food, Beverage & Tobacco	L+375	1.0%	8/25/2025		16.6	16.5	14.2
Koosharem LLC	(k)	Commercial & Professional Services	L+450	1.0%	4/18/2025		17.1	17.0	16.8
Lionbridge Technologies Inc	(e)(i)(k)	Consumer Services	L+625	1.0%	12/29/2025		29.8	29.0	29.8
MedAssets Inc	(h)	Health Care Equipment & Services	L+450	1.0%	10/20/2022		6.8	6.8	6.8
Parts Town LLC	(e)(h)	Retailing	L+550	1.0%	10/15/2025		24.8	24.6	23.8
Precision Global Corp	(e)(i)	Materials	L+475	1.0%	8/3/2024		9.1	8.7	8.3
Premium Credit Ltd	(e)(k)	Diversified Financials	L+650	0.0%	1/16/2026		£10.6	13.0	14.3
Project Marron	(e)(i)	Consumer Services	C+575	0.0%	7/2/2025	C$	23.8	18.0	17.5
Project Marron	(e)(i)	Consumer Services	B+575	0.0%	7/3/2025	A$	28.8	19.5	20.5
Qdoba Restaurant Corp	(h)	Consumer Services	L+700	1.0%	3/21/2025		$1.6	1.4	1.5
Reliant Rehab Hospital Cincinnati LLC	(e)	Health Care Equipment & Services	L+675	0.0%	9/2/2024		19.9	19.2	19.2
Roadrunner Intermediate Acquisition Co LLC	(e)(i)(k)	Health Care Equipment & Services	L+675	1.0%	3/15/2023		19.9	19.7	19.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)		Cost	Fair Value(d)
Safe-Guard Products International LLC	(e)(i)	Diversified Financials	L+575	0.0%	1/27/2027		$20.5	$20.4	$20.4
Sequa Corp	(i)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/2023		$12.2	11.6	12.3
Smart & Final Stores LLC	(k)	Food & Staples Retailing	L+675	0.0%	6/20/2025		18.5	17.1	18.7
Staples Canada	(e)(h)	Retailing	C+700	1.0%	9/12/2024	C$	43.6	32.9	34.6
Technimark LLC	(i)	Materials	L+375	0.0%	8/8/2025		$18.4	18.3	18.2
Total Safety US Inc	(k)	Capital Goods	L+600	1.0%	8/16/2025		3.9	3.2	3.7
Transaction Services Group Ltd	(e)(h)(i)	Software & Services	B+600	0.0%	10/15/2026	A$	99.5	68.6	71.2
Virgin Pulse Inc	(e)	Software & Services	L+650	1.0%	5/22/2025		$19.9	19.9	19.9
Yak Access LLC	(h)	Capital Goods	L+500	0.0%	7/11/2025		0.8	0.6	0.7

Total Senior Secured Loans—First Lien								1,013.2	1,035.6
Unfunded Loan Commitments								$(21.6)	$ (21.6)

Net Senior Secured Loans—First Lien								991.6	1,014.0

Senior Secured Loans—Second Lien—28.9%
Access CIG LLC	(k)	Commercial & Professional Services	L+775	0.0%	2/27/2026		$0.6	0.5	0.6
Ammeraal Beltech Holding BV	(e)(h)	Capital Goods	L+800	1.0%	9/12/2026		40.7	40.0	39.2
BCA Marketplace PLC	(e)(h)	Retailing	L+825	0.0%	11/22/2027		£47.7	62.4	64.0
Excelitas Technologies Corp	(k)	Technology Hardware & Equipment	L+750	1.0%	12/1/2025		$8.4	6.6	8.5
Misys Ltd	(k)	Software & Services	L+725	1.0%	6/13/2025		6.2	4.9	6.2
Resource Label Group LLC	(e)(i)	Materials	L+850	1.0%	11/26/2023		15.0	13.4	14.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount (c)	Cost	Fair Value(d)
Sequa Corp	(h)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/2024	$19.4	$15.3	$16.9
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+950	0.0%	8/3/2026	3.8	3.0	3.2
Watchfire Enterprises Inc	(e)(i)	Technology Hardware & Equipment	L+800	1.0%	10/2/2021	9.3	7.6	9.1
WireCo WorldGroup Inc	(h)	Capital Goods	L+900	1.0%	9/30/2024	10.3	8.4	8.4
Wittur Holding GmbH	(e)(h)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/2027	€55.3	60.3	64.6

Total Senior Secured Loans—Second Lien							222.4	235.6

Other Senior Secured Debt—1.0%
Cleaver-Brooks Inc	(h)	Capital Goods	7.9%		3/1/2023	8.4	7.1	8.3

Total Other Senior Secured Debt							7.1	8.3

Subordinated Debt—5.3%
Home Partners of America Inc	(e)(h)	Real Estate	L+625	1.0%	10/8/2022	42.9	42.6	42.8

Total Subordinated Debt							42.6	42.8

Asset Based Finance—23.8%
Comet Aircraft S.a.r.l., Common Stock	(e)(g)(h)(l)	Capital Goods	12.4%		2/28/2022	$21.5	21.5	4.8
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(h)	Diversified Financials				N/A	—	8.9

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected balance sheet information for COPJV as of June 30, 2021 and December 31, 2020:

	As of
	June 30, 2021	December 31, 2020
Selected Balance Sheet Information
Total investments, at fair value	$2,852.3	$1,544.3
Cash and other assets	371.2	188.6

Total assets	3,223.5	1,732.9

Debt	1,218.2	722.0
Other liabilities	409.7	196.8

Total liabilities	1,627.9	918.8

Member’s equity	$1,595.6	$814.1

Below is selected statement of operations information for COPJV for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Selected Statement of Operations Information
Total investment income	$36.1	$24.8	$72.2	$48.5
Expenses
Interest expense	8.3	5.5	14.3	11.1
Custodian and accounting fees	0.1	0.1	0.2	0.2
Administrative services	0.8	1.0	1.8	2.0
Professional services	0.2	0.1	0.3	0.4
Other	0.0	0.0	0.1	0.0

Total expenses	9.4	6.7	16.7	13.7

Net investment income	26.7	18.1	55.5	34.8
Net realized and unrealized gain (loss)	48.1	(19.4)	66.7	(149.5)

Net increase in net assets resulting from operations	$74.8	$(1.3)	$122.2	$(114.7)

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of June 30, 2021 and December 31, 2020:

		Fair Value
Derivative Instrument	Statement Location	June 30, 2021	December 31, 2020
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$2	$1
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(2)	(3)

Total		$0	$(2)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the six months ended June 30, 2021 and 2020 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
		Six Months Ended June 30,
Derivative Instrument	Statement Location	2021	2020
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$0	$—

Total		$0	$—

		Net Unrealized Gains (Losses)
		Six Months Ended June 30,
Derivative Instrument	Statement Location	2021	2020
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$3	$2

Total		$3	$2

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$2	$(2)	$—	$—	$—

Total	$2	$(2)	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(2)	$2	$—	$—	$0

Total	$(2)	$2	$—	$—	$0

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

The average notional balance for foreign currency forward contracts during the six months ended June 30, 2021 and 2020 was $98.4 and $28.3, respectively.

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

As of June 30, 2021 and December 31, 2020, the Company’s investments were categorized as follows in the fair value hierarchy:

	June 30, 2021
Valuation Inputs	(Unaudited)	December 31, 2020
Level 1—Price quotations in active markets	$30	$—
Level 2—Significant other observable inputs	642	260
Level 3—Significant unobservable inputs	12,666	5,807
Investments measured at net asset value(1)	1,396	713

	$14,734	$6,780

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2021 and December 31, 2020.

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

The following is a reconciliation for the six months ended June 30, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2021
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,276	$862	$36	$152	$951	$530	$5,807
Accretion of discount (amortization of premium)	8	5	—	—	—	1	14
Net realized gain (loss)	10	(99)	(23)	(7)	3	41	(75)
Net change in unrealized appreciation (depreciation)	345	177	31	—	78	141	772
Purchases	5,346	1,138	52	4	1,082	380	8,002
Paid-in-kind interest	6	2	—	—	15	11	34
Sales and repayments	(1,085)	(358)	(1)	(90)	(224)	(133)	(1,891)
Net transfers in or out of Level 3		—	—	—	—	3	3

Fair value at end of period	$7,906	$1,727	$95	$59	$1,905	$974	$12,666

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$344	$93	$7	$(7)	$74	$149	$660

	For the Six Months Ended June 30, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,358	$1,015	$152	$313	$737	$572	$6,147
Accretion of discount (amortization of premium)	3	1	—	—	—	—	4
Net realized gain (loss)	(99)	(8)	(22)	(17)	(1)	(6)	(153)
Net change in unrealized appreciation (depreciation)	(100)	(154)	(50)	(70)	(58)	(134)	(566)
Purchases	1,000	5	—	—	237	—	1,242
Paid-in-kind interest	7	3	4	9	12	8	43
Sales and repayments	(880)	(34)	—	(1)	(42)	(11)	(968)
Net transfers in or out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$3,289	$828	$84	$234	$885	$429	$5,749

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(144)	$(149)	$(71)	$(80)	$(10)	$(140)	$(594)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2021 and December 31, 2020 were as follows:

Type of Investment	Fair Value at June 30, 2021 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,070	Discounted Cash Flow	Discount Rate	4.2% - 20.5% (8.4%)	Decrease
	1,560	Cost
	1,098	Waterfall	EBITDA Multiple	0.1x - 14.4x (6.1x)	Increase
	0	Other(3)
Subordinated Debt	55	Waterfall	EBITDA Multiple	8.5x - 8.5x (8.5x)	Increase
	4	Discounted Cash Flow	Discount Rate	6.3% - 6.3% (6.3%)	Decrease
Asset Based Finance	898	Waterfall	EBITDA Multiple	1.0x - 16.7x (3.3x)	Increase
	843	Discounted Cash Flow	Discount Rate	4.2% - 15.9% (10.1%)	Decrease
	81	Cost
	80	Other(3)
	3	Indicative Dealer Quotes		1.2% - 34.9% (33.9%)	Increase
Equity/Other	702	Waterfall	EBITDA Multiple	0.1x - 15.6x (8.2x)	Increase
	212	Option Pricing Model	Equity Illiquidity Discount	30.0% - 30.0% (30.0%)	Decrease
	56	Cost
	3	Other(3)
	1	Discounted Cash Flow	Discount Rate	10.0% - 25.0% (20.7%)	Decrease

Total	$12,666

Type of Investment	Fair Value at December 31, 2020	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,519	Discounted Cash Flow	Discount Rate	5.7% - 18.6% (9.0%)	Decrease
	418	Waterfall	EBITDA Multiple	0.1x - 12.7x (7.2x)	Increase
	237	Cost
Subordinated Debt	71	Discounted Cash Flow	Discount Rate	12.3% - 12.3% (12.3%)	Decrease
	63	Waterfall	EBITDA Multiple	7.8x - 11.5x (7.8x)	Increase
	18	Cost
Asset Based Finance	535	Waterfall	EBITDA Multiple	1.0x - 12.0x (3.6x)	Increase
	287	Discounted Cash Flow	Discount Rate	4.2% - 15.2% (9.9%)	Decrease
	59	Other(3)
	70	Cost
Equity/Other	346	Waterfall	EBITDA Multiple	0.1x - 12.5x (7.4x)	Increase
	135	Option Pricing Model	Equity Illiquidity Discount	11.0% - 50.0% (11.9%)	Decrease
	49	Other(3)

Total	$5,807

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

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2021, the aggregate amount outstanding of the senior securities issued by the Company was $7,740. As of June 30, 2021, the Company’s asset coverage was 199%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2021 and December 31, 2020. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2020. Any significant changes to the Company’s financing arrangements during the six months ended June 30, 2021 are discussed below.

	As of June 30, 2021 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Ambler Credit Facility(2)(8)	Revolving Credit Facility	L+2.25%(1)	$118		$82	November 22, 2024
Burholme Prime Brokerage Facility(2)(8)	Prime Brokerage Facility	L+1.25%(1)	—		—	September 26, 2021
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	200		100	June 2, 2024
Darby Creek Credit Facility(2)(8)	Revolving Credit Facility	L+1.95%(1)	202		48	February 26, 2024
Dunlap Credit Facility(2)(8)	Revolving Credit Facility	L+2.00%(1)	375		125	February 26, 2024
Juniata River Credit Facility(2)(8)	Revolving Credit Facility	L+2.50% - L+2.75%(1)	640		210	July 15, 2022 - April 11, 2023
Meadowbrook Run Credit Facility(2)(8)	Revolving Credit Facility	L+2.25%(1)	240		60	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	1,923	(5)	2,102	December 23, 2025
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
4.250% Notes due 2025(6)	Unsecured Notes	4.25%	475		—	February 14, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
3.400% Notes due 2026(6)	Unsecured Notes	3.40%	1,000		—	January 15, 2026
2.625% Notes due 2027(6)	Unsecured Notes	2.63%	400		—	January 15, 2027
CLO-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352		—	January 15, 2031

Total			$7,740		$2,727

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €278 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.19 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD30 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.81 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £207 has been converted to U.S dollars at an exchange rate of £1.00 to $1.38 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD152 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.75 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars.

(6)

As of June 30, 2021, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes and the 2.625% notes was approximately $463, $245, $432, $500, $500, $282, $1,035 and $397, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

(7)

As of June 30, 2021, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

(8)

As of June 16, 2021, the Company assumed all of FSKR’s obligations under its credit facilities, and FSKR’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the three and six months ended June 30, 2021 and 2020, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended June 30,
	2021			2020
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Ambler Credit Facility(2)	$0	$—	$0	$—	$—	$—
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	1	0	1	1	0	1
Darby Creek Credit Facility(2)	0	—	0	—	—	—
Dunlap Credit Facility(2)	1	—	1	—	—	—
Juniata River Credit Facility(2)	1	—	1	—	—	—
Locust Street Credit Facility(2)	—	—	—	4	0	4
Meadowbrook Run Credit Facility(2)	0	—	0	—	—	—
Senior Secured Revolving Credit Facility(2)	6	0	6	10	1	11
4.750% Notes due 2022	6	0	6	6	0	6
5.000% Notes due 2022	3	—	3	3	—	3
4.625% Notes due 2024	4	0	4	4	1	5
4.125% Notes due 2025	5	0	5	5	0	5
4.250% Notes due 2025	1	0	1	—	—	—
8.625% Notes due 2025	6	1	7	4	0	4
3.400% Notes due 2026	8	1	9	—	—	—
2.625% Notes due 2027	0	0	0	—	—	—
CLO-1 Notes	2	0	2	3	0	3

Total	$44	$2	$46	$40	$2	$42

	Six Months Ended June 30,
	2021			2020
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Ambler Credit Facility(2)	$0	$—	$0	$—	$—	$—
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	2	0	2	4	0	4
Darby Creek Credit Facility(2)	0	—	0	—	—	—
Dunlap Credit Facility(2)	1	—	1	—	—	—
Juniata River Credit Facility(2)	1	—	1	—	—	—
Locust Street Funding Credit Facility(2)	—	—	—	9	—	9
Meadowbrook Run Credit Facility(2)	0	—	0	—	—	—
Senior Secured Revolving Credit Facility(2)	10	1	11	26	1	27
4.750% Notes due 2022	11	0	11	11	0	11
5.000% Notes due 2022	6	—	6	6	—	6
4.625% Notes due 2024	9	0	9	9	1	10
4.125% Notes due 2025	10	0	10	10	1	11
4.250% Notes due 2025	1	0	1	—	—	—
8.625% Notes due 2025	11	1	12	4	0	4
3.400% Notes due 2026	17	3	20	—	—	—
2.625% Notes due 2027	0	0	0	—	—	—
CLO-1 Notes	4	0	4	6	0	6

Total	$83	$5	$88	$85	$3	$88

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2021 were $4,213 and 3.88%, respectively. As of June 30, 2021, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.38%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2020 were $4,415 and 3.76%, respectively. As of June 30, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.86%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2021 and December 31, 2020.

2.625% Notes due 2027

On June 17, 2021, the Company and U.S. Bank National Association, or the Trustee entered into an Eighth Supplemental Indenture, or the Eighth Supplemental Indenture, to the Indenture, dated July 14, 2014, between the Company and the Trustee, or the Base Indenture, and together with the Eighth Supplemental Indenture, the Indenture. The Eighth Supplemental Indenture relates to the Company’s issuance of $400 aggregate principal amount of its 2.625% notes due 2027, or the 2.625% notes.

The Notes will mature on January 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The Notes bear interest at a rate of 2.625% per year payable semi-annually on January 15th and July 15th of each year, commencing on January 15, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding Notes at a price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest to the repurchase date.

FSKR Credit Facilities

On June 16, 2021, as a result of the consummation of the 2021 Merger, the Company assumed all of FSKR’s obligations under its Senior Secured Revolving Credit Facility, resulting in FSK remaining the sole borrower thereunder, and the various wholly-owned special purpose financing subsidiaries of FSKR became wholly-owned special purpose financing subsidiaries of the Company. Such special purpose financing subsidiaries and their outstanding credit facilities are (a) Darby Creek LLC and the Darby Creek Credit Facility, (b) Dunlap Funding LLC and the Dunlap Credit Facility, (c) Juniata River LLC and the Juniata

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

River Credit Facility, (d) Burholme Funding LLC and the Burholme Prime Brokerage Facility, (e) Ambler Funding LLC and the Ambler Credit Facility and (f) Meadowbrook Run LLC and the Meadowbrook Run Credit Facility (such credit facilities, together with the prior obligations of FSKR under the Senior Secured Revolving Credit Facility, collectively, the “FSKR Credit Facilities”). Information regarding the FSKR Credit Facilities is set forth in “Part I—Item 1. Financial Statements—Notes to Unaudited Consolidated Financial Statements—Note 9. Financing Arrangements” in FSKR’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 10, 2021.

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

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2021, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
5 Arch Income Fund 2 LLC	$21.0
Advanced Dermatology & Cosmetic Surgery	3.6
Advanced Dermatology & Cosmetic Surgery	10.2
Advania Sverige AB	54.0
Apex Group Limited	3.2
Arcos LLC/VA	4.5
Arrotex Australia Group Pty Ltd	2.2
Barbri Inc	30.2
Corsearch Intermediate Inc	4.4
CSafe Global	7.3
Dental Care Alliance Inc	22.4
Eagle Family Foods Inc	6.8
Entertainment Benefits Group LLC	1.2
FloWorks International LLC	21.5
Foundation Consumer Brands LLC	6.6
Heniff Transportation Systems LLC	11.3
Higginbotham Insurance Agency Inc	14.0
Individual FoodService	4.3
Individual FoodService	4.8
J S Held LLC	7.8
J S Held LLC	29.5
Karman Space Inc	1.4
KBP Investments LLC	27.4
Kellermeyer Bergensons Services LLC	52.4

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Lakeview Farms Inc	10.8
Lakeview Farms Inc	45.6
Lakeview Farms Inc	6.5
Lexitas Inc	20.9
Lexitas Inc	5.4
MB2 Dental Solutions LLC	43.8
Monitronics International Inc	41.8
Motion Recruitment Partners LLC	59.6
New Era Technology Inc	38.0
New Era Technology Inc	4.6
Parata Systems	5.5
Parata Systems	22.0
P2 Energy Solutions Inc.	10.1
Revere Superior Holdings Inc	3.2
RSC Insurance Brokerage Inc	5.0
RSC Insurance Brokerage Inc	29.4
Spins LLC	7.9
Sungard Availability Services Capital Inc	2.0
Sweeping Corp of America Inc	6.9
Sweeping Corp of America Inc	5.1
Truck-Lite Co LLC	23.6
Woolpert Inc	73.1
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	19.3
Callodine Commercial Finance LLC, 2L Term Loan B	40.3
Home Partners JV 2, Structured Mezzanine	15.6
Jet Edge International LLC, Term Loan	32.1
Luxembourg Life Fund—Absolute Return Fund III, Term Loan	1.1
Toorak Capital Partners LLC, Structured Mezzanine	20.0

Total	$951.2

Unfunded Asset Based Finance/Other commitments	$454.7

(1)	May be commitments to one or more entities affiliated with the named company.

As of June 30, 2021, the Company’s debt commitments are comprised of $176.4 revolving credit facilities and $774.9 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(16.3). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

As of June 30, 2021, the Company also has an unfunded commitment to provide $350.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2021 and December 31, 2020.

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2021 and the year ended December 31, 2020:

	Six Months Ended June 30, 2021 (Unaudited)	Year Ended December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$25.02	$30.54
Results of operations(2)
Net investment income (loss)	1.41	2.66
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	4.04	(5.85)

Net increase (decrease) in net assets resulting from operations	5.45	(3.19)

Stockholder distributions(3)
Distributions from net investment income	(1.20)	(2.56)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(1.20)	(2.56)

Capital share transactions
Issuance of common stock(4)	(2.20)	—
Repurchases of common stock(5)	—	0.23
Deduction of deferred costs(6)	(0.23)	—

Net increase (decrease) in net assets resulting from capital share transactions	(2.43)	0.23

Net asset value, end of period	$26.84	$25.02

Per share market value, end of period	$21.51	$16.56

Shares outstanding, end of period	285,129,993	123,755,965

Total return based on net asset value(7)	12.07%	(9.69)%

Total return based on market value(8)	37.33%	(19.73)%

Ratio/Supplemental Data:
Net assets, end of period	$7,653	$3,096
Ratio of net investment income to average net assets(9)	11.05%	10.44%
Ratio of total operating expenses to average net assets(9)	9.29%	9.71%
Ratio of net operating expenses to average net assets(9)	9.29%	9.71%
Portfolio turnover(10)	22.68%	32.95%
Total amount of senior securities outstanding, exclusive of treasury securities	$7,740	$4,042
Asset coverage per unit(11)	1.99	1.77

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights (continued)

(4)

The issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the 2021 Merger at the fair value of FSK’s common stock issued based on the shares outstanding resulting from the 2021 Merger.

(5)	Represents the incremental impact of the Company’s share repurchase program by buying shares in the open market at a price lower than net asset value per share.

(6)

Represents the impact on NAV of merger accounting by the permanent write-off the Company’s deferred merger costs and FSKR’s deferred costs and prepaid assets as well as the mark-to-market of FSKR’s 4.25% Notes.

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

(9)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2021 are annualized. Annualized ratios for the six months ended June 30, 2021 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2021. The following is a schedule of supplemental ratios for the six months ended June 30, 2021 and year ended December 31, 2020:

	Six Months Ended June 30, 2021 (Unaudited)	Year Ended December 31, 2020
Ratio of subordinated income incentive fees to average net assets	0.46%	—
Ratio of interest expense to average net assets	5.01%	5.36%
Ratio of excise taxes to average net assets	—	0.32%

(10)	Portfolio turnover for the six months ended June 30, 2021 is not annualized.

(11)

Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Acquisition of FSKR

On June 16, 2021, the Company completed its acquisition of FSKR, pursuant the 2020 Merger Agreement. Pursuant to the 2020 Merger Agreement, Merger Sub merged with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of the Company, or the First Merger, and, immediately thereafter, FSKR merged with and into the Company, with the Company continuing as the surviving company, or together with the First Merger, the 2021 Merger.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Acquisition of FSKR (continued)

In accordance with the terms of the 2020 Merger Agreement, each outstanding share of FSKR common stock was converted into the right to receive 0.9498 shares of the Company’s common stock. This exchange ratio was determined based on the closing net asset value, or NAV, per share of $26.77 and $25.42 for the Company and FSKR, respectively, as of June 14, 2021, to ensure that the NAV of shares investors would in FSK was equal to the NAV of the shares they held in FSKR. As a result, the Company issued an aggregate of approximately 161,374,028 shares of its common stock to former FSKR stockholders.

The 2021 Merger was considered a tax-free reorganization. The 2021 Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in Accounting Standards Codification 805-50, Business Combinations—Related Issues. The fair value of the consideration paid by the Company in the 2021 Merger was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill.

The following table summarized the allocation of the purchase price to the assets acquired and liabilities assumed as a result of the 2021 Merger:

Common stock purchased	$3,650

Total purchase price	$3,650

Assets acquired, at fair value:
Investments	$7,227
Cash and cash equivalents	293
Other assets	221

Total assets acquired	$7,741
Debt	3,794
Distributions payable	93
Other liabilities assumed	204

Total purchase price	$3,650

The company incurred $8 of professional fees and other costs associated with the 2021 Merger. Such costs were capitalized by the Company and included in the purchase price of the 2021 Merger. Deferred costs and prepaid assets of $19 were permanently written off. Additionally, the Company marked-to-market the fair value of FSKR’s 4.25% Notes, which was $26 greater than it’s carrying amount.

Note 13. Subsequent Events

Senior Secured Revolving Credit Facility

On July 30, 2021, the Company entered into Commitment Increase Agreements in connection with its senior secured revolving credit facility originally entered into on August 9, 2018, or as subsequently amended and restated, the Senior Secured Revolving Credit Facility, with JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto, which, among other things, increased the total facility amount from $4,025 to $4,200.

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

Acquisition of FSKR

On June 16, 2021, we completed the 2021 Merger. Pursuant to the 2020 Merger Agreement, Merger Sub merged with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of the Company, or the First Merger, and, immediately thereafter, FSKR merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the 2020 Merger Agreement, (i) each outstanding share of FSKR common stock was converted into the right to receive 0.9498 shares of the Company’s common stock. This exchange ratio was determined based on the closing net asset value, or NAV, per share of $26.77 and $25.42 for the Company and FSKR, respectively, as of June 14, 2021, to ensure that the NAV of shares investors will own in FSK is equal to the NAV of the shares they held in FSKR. As a result, the Company issued an aggregate of approximately 161,374,028 shares of its common stock to former FSKR stockholders. Following the consummation of the 2021 Merger, we entered into the investment advisory agreement, which replaced the prior investment advisory agreement.

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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2021 and for the Year Ended December 31, 2020

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the six months ended June 30, 2021:

Net Investment Activity(1)	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Purchases	$8,557	$8,974
Sales and Repayments	(1,037)	(1,914)

Net Portfolio Activity	$7,520	$7,060

	For the Three Months Ended June 30, 2021				For the Six Months Ended June 30, 2021
New Investment Activity by Asset Class(1)	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$5,296	62%	$671	65%	$5,596	62%	$1,142	60%
Senior Secured Loans—Second Lien	1,137	13%	102	10%	1,210	14%	347	18%
Other Senior Secured Debt	95	1%	—	—	95	1	5	0%
Subordinated Debt	21	0%	—	—	25	0%	93	5%
Asset Based Finance	1,042	12%	169	16%	1,082	12%	224	12%
Credit Opportunities Partners JV, LLC	587	7%	—	—	587	7%	—	—
Equity/Other	379	5%	95	9%	379	4%	103	5%

Total	$8,557	100%	$1,037	100%	$8,974	100%	$1,914	100%

(1)	Purchases and new investments for the three and six months ended June 30, 2021 include investments acquired at a cost of $7,227 in connection with the 2021 Merger.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,091	$8,316	56.4%	$3,597	$3,449	50.9%
Senior Secured Loans—Second Lien	1,797	1,827	12.4%	1,035	880	13.0%
Other Senior Secured Debt	193	186	1.3%	127	86	1.3%
Subordinated Debt	168	99	0.7%	243	171	2.5%
Asset Based Finance	1,900	1,905	12.9%	1,025	951	14.0%
Credit Opportunities Partners JV, LLC	1,397	1,396	9.5%	810	713	10.5%
Equity/Other	946	1,005	6.8%	616	530	7.8%

Total	$14,492	$14,734	100.0%	$7,453	$6,780	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Number of Portfolio Companies	195	164
% Variable Rate Debt Investments (based on fair value)(1)(2)	68.0%	63.5%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	9.0%	9.0%
% Other Income Producing Investments (based on fair value)(3)	14.0%	16.9%
% Non-Income Producing Investments (based on fair value)(2)	6.0%	8.1%
% of Investments on Non-Accrual (based on fair value)	3.0%	2.5%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.9%	8.8%
Weighted Average Annual Yield on All Debt Investments(5)	9.2%	7.9%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)	Does not include investments on non-accrual status.
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

For the six months ended June 30, 2021, our total return based on net asset value was 12.07% and our total return based on market value was 37.33%. For the year ended December 31, 2020, our total return based on net asset value was (9.69)% and our total return based on market value was (19.73)%. See footnotes 7 and 8 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our Direct Originations as of June 30, 2021 and December 31, 2020:

Characteristics of All Direct Originations held in Portfolio	June 30, 2021	December 31, 2020
Number of Portfolio Companies	155	135
% of Investments on Non-Accrual (based on fair value)	0.8%	2.6%
Total Cost of Direct Originations	$13,526.8	$7,048.4
Total Fair Value of Direct Originations	$13,819.0	$6,447.3
% of Total Investments, at Fair Value	93.8%	95.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.8%	8.7%
Weighted Average Annual Yield on All Debt Investments(2)	9.2%	7.8%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (Unaudited)		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$165	1.1%	$104	1.5%
Banks	14	0.1%	14	0.2%
Capital Goods	2,010	13.6%	799	11.8%
Commercial & Professional Services	1,159	7.9%	564	8.3%
Consumer Durables & Apparel	624	4.2%	385	5.7%
Consumer Services	383	2.6%	145	2.1%
Diversified Financials	895	6.1%	467	6.9%
Energy	259	1.7%	107	1.6%
Food & Staples Retailing	365	2.5%	221	3.3%
Food, Beverage & Tobacco	262	1.8%	106	1.6%
Health Care Equipment & Services	1,316	8.9%	604	8.9%
Household & Personal Products	324	2.2%	190	2.8%
Insurance	569	3.9%	208	3.1%
Materials	205	1.4%	147	2.2%
Media & Entertainment	328	2.2%	36	0.5%
Pharmaceuticals, Biotechnology & Life Sciences	247	1.7%	34	0.5%
Real Estate	996	6.8%	555	8.2%
Retailing	245	1.7%	344	5.1%
Software & Services	2,326	15.8%	770	11.3%
Credit Opportunities Partners JV, LLC	1,396	9.5%	713	10.5%
Technology Hardware & Equipment	108	0.7%	15	0.2%
Telecommunication Services	184	1.2%	71	1.0%
Transportation	354	2.4%	181	2.7%

Total	$14,734	100.0%	$6,780	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$10,946	74%	$4,538	67%
2	2,560	17%	1,537	23%
3	842	6%	349	5%
4	386	3%	356	5%

Total	$14,734	100%	$6,780	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and June 30, 2020

Revenues

Our investment income for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$111	53.9%	$112	74.7%	$203	56.9%	$243	73.9%
Paid-in-kind interest income	18	8.7%	15	10.0%	35	9.8%	31	9.4%
Fee income	23	11.2%	6	4.0%	34	9.5%	18	5.5%
Dividend income	54	26.2%	17	11.3%	85	23.8%	37	11.2%

Total investment income(1)	$206	100.0%	$150	100.0%	$357	100.0%	$329	100.0%

(1)

Such revenues represent $181 and $131 of cash income earned as well as $25 and $19 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2021 and 2020, respectively, and represent $312 and $292 cash income earned as well as $45 and $37 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2021 and 2020, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The decrease in interest income during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 can primarily be attributed to the repayment of higher yielding assets replaced by lower yielding assets, the impact of the decline in LIBOR on our floating rate investments and the impact of non-accrual assets during the past year. A portion of each of these factors was impacted by the ongoing COVID-19 pandemic.

The increase in fee income for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 can be primarily attributed to structuring fees and prepayment fees received in connection with increased investment activity during the current period.

The increase in dividend income during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 can be primarily attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC, and a one time dividend of $20 from one of our equity investments during the current period.

Expenses

Our operating expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Management fees	$30	$26	$55	$56
Subordinated income incentive fees	8	—	8	—
Administrative services expenses	2	3	4	5
Accounting and administrative fees	0	0	1	1
Interest expense	46	42	88	88
Other	4	2	7	4

Total operating expenses	$90	$73	$163	$154

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Ratio of operating expenses to average net assets	2.30%	2.43%	4.64%	4.55%
Ratio of incentive fees and interest expense to average net assets(1)	1.38%	1.40%	2.73%	2.60%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.92%	1.03%	1.91%	1.95%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $116 ($0.77 per share) and $77 ($0.62 per share) for the three months ended June 30, 2021 and 2020, respectively. The increase in net investment income during the three months ended June 30, 2021 compared to the three months ended June 30, 2020 can primarily be attributed to higher investment income during the three months ended June 30, 2021 as discussed above.

Our net investment income totaled $194 ($1.41 per share) and $175 ($1.40 per share) for the six months ended June 30, 2021 and 2020, respectively. The increase in net investment income during the six months ended June 30, 2021 compared to the six months ended June 30, 2020 can primarily be attributed to higher investment income during the six months ended June 30, 2021 as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized gain (loss) on investments(1)	$52	$(70)	$(74)	$(196)
Net realized gain (loss) on foreign currency	(1)	1	(3)	(3)

Total net realized gain (loss)	$51	$(69)	$(77)	$(199)

(1)

We sold investments and received principal repayments, respectively, of $185 and $852 during the three months ended June 30, 2021 and $384 and $86 during the three months ended June 30, 2020. We sold investments and received principal repayments, respectively, of $433 and $1,481 during the six months ended June 30, 2021 and $843 and $541 during the six months ended June 30, 2020.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net change in unrealized appreciation (depreciation) on investments	$684	$(57)	$926	$(752)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	2	—	3	2
Net change in unrealized gain (loss) on foreign currency	12	(6)	18	16

Total net change in unrealized appreciation (depreciation)	$698	$(63)	$947	$(734)

The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2021 was driven primarily by $628 of appreciation resulting from the merger accounting associated with the 2021 Merger, as well as strong performance of one portfolio company during the quarter. The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2020 was driven primarily by mark to market declines across the portfolio resulting from uncertainty related to the current COVID-19 pandemic.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended June 30, 2021, the net increase in net assets resulting from operations was $865 ($5.75 per share) compared to a net decrease in net assets resulting from operations of $(55) ($(0.44) per share) during the three months ended June 30, 2020.

For the six months ended June 30, 2021, the net increase in net assets resulting from operations was $1,064 ($7.76 per share) compared to a net decrease in net assets resulting from operations of $(758) ($(6.07) per share) during the six months ended June 30, 2020.

This “Results of Operations” section should be read in conjunction with “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of June 30, 2021, we had $499 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $2,727 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2021, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of June 30, 2021, we had unfunded debt investments with aggregate unfunded commitments of $951.2, unfunded equity/other commitments of $454.7 and unfunded commitments of $350.2 of Credit Opportunities Partners JV, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2021, the aggregate amount outstanding of the senior securities issued by us was $7.7 billion. As of June 30, 2021, our asset coverage was 199%. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2021:

	As of June 30, 2021 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Ambler Credit Facility(2)(8)	Revolving Credit Facility	L+2.25%(1)	$118		$82	November 22, 2024
Burholme Prime Brokerage Facility(2)(8)	Prime Brokerage Facility	L+1.25%(1)	—		—	September 26, 2021
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	200		100	June 2, 2024
Darby Creek Credit Facility(2)(8)	Revolving Credit Facility	L+1.95%(1)	202		48	February 26, 2024
Dunlap Credit Facility(2)(8)	Revolving Credit Facility	L+2.00%(1)	375		125	February 26, 2024
Juniata River Credit Facility(2)(8)	Revolving Credit Facility	L+2.50% - 2.75%(1)	640		210	July 15, 2022 - April 11, 2023
Meadowbrook Run Credit Facility(2)(8)	Revolving Credit Facility	L+2.25%(1)	240		60	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	1,923	(5)	2,102	December 23, 2025
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
4.250% Notes due 2025(6)	Unsecured Notes	4.25%	475		—	February 14, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
3.400% Notes due 2026(6)	Unsecured Notes	3.40%	1,000		—	January 15, 2026
2.625% Notes due 2027(6)	Unsecured Notes	2.63%	400		—	January 15, 2027
CLO-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352		—	January 15, 2031

Total			$7,740		$2,727

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €278 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.19 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD30 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.81 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £207 has been converted to U.S dollars at an exchange rate of £1.00 to $1.38 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD152 has been converted to U.S dollars at an exchange rate of A1.00 to $0.75 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars.

(6)

As of June 30, 2021, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes and the 2.625% was approximately $463, $245, $432, $500, $500, $282, $1,035 and $397, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(7)

As of June 30, 2021, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

(8)

As of June 16, 2021, the Company assumed all of FSKR’s obligations under its credit facilities, and FSKR’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2021 or 2020 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2021 and 2020:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2020
March 31, 2020	$0.76000	$95
June 30, 2020	0.60000	75

Total	$1.36000	$170

Fiscal 2021
March 31, 2021	$0.60000	$74
June 30, 2021	0.60000	75

Total	$1.20000	$149

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our unaudited consolidated financial statements included herein.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.

Recent Developments

On July 30, 2021, the Company entered into Commitment Increase Agreements in connection with its Senior Secured Revolving Credit Facility. For additional discussion of the Commitment Increase Agreements, see Note 13 to our unaudited consolidated financial statements included herein.

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

Merger Accounting

On June 16, 2021, we completed the 2021 Merger. Pursuant to the 2020 Merger Agreement, Merger Sub merged with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of the Company, or the First Merger, and, immediately thereafter, FSKR merged with and into the Company, with the Company continuing as the surviving company. The 2021 Merger was considered a tax-free reorganization.

The 2021 Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in Accounting Standards Codification 805-50, Business Combinations—Related Issues. The fair value of the consideration paid by the Company in the 2021 Merger was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill.

See Note 12 to our unaudited financial statements included herein for additional information regarding the 2021 Merger.

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2021 and 2020.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at June 30, 2021 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Ambler Credit Facility(2)	November 22, 2024	$118	—	—	$118	—
Burholme Prime Brokerage Facility(3)	September 26, 2021	—	—	—	—	—
CCT Tokyo Funding Credit Facility(4)	June 2, 2024	$200	—	$200	—	—
Darby Creek Credit Facility(5)	February 26, 2024	$202	—	$202	—	—
Dunlap Credit Facility(6)	February 26, 2024	$375	—	$375	—	—
Juniata River Credit Facility(7)	July 15, 2022 - April 11, 2023	$640	—	$640	—	—
Meadowbrook Run Credit Facility(8)	November 22, 2024	$240	—	—	$240	—
Senior Secured Revolving Credit Facility(9)	December 23, 2025	$1,923	—	—	$1,923	—
4.750% Notes due 2022	May 15, 2022	$450	$450	—	—	—
5.000% Notes due 2022	June 28, 2022	$245	$245	—	—	—
4.625% Notes due 2024	July 15, 2024	$400	—	—	$400	—
4.125% Notes due 2025	February 1, 2025	$470	—	—	$470	—
4.250% Notes due 2025	February 14, 2025	$475	—	—	$475	—
8.625% Notes due 2025	May 15, 2025	$250	—	—	$250	—
3.400% Notes due 2026	January 15, 2026	$1,000	—	—	$1,000	—
2.625% Notes due 2027	January 15, 2027	$400	—	—	—	$400
CLO-1 Notes	January 15, 2031	$352	—	—	—	$352

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.

(2)	At June 30, 2021, $82 remained unused under the Ambler Credit Facility.

(3)	At June 30, 2021, $0 remained unused under the Burholme Prime Brokerage Facility.

(4)	At June 30, 2021, $100 remained unused under the CCT Tokyo Funding Credit Facility.

(5)	At June 30, 2021, $48 remained unused under the Darby Creek Credit Facility.

(6)	At June 30, 2021, $125 remained unused under the Dunlap Credit Credit Facility.

(7)	At June 30, 2021, $210 remained unused under the Juniata River Credit Facility.

(8)	At June 30, 2021, $60 remained unused under the Meadowbrook Run Credit Facility.

(9)

At June 30, 2021, $2,102 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €278 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.19 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD30 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.81 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £207 has been converted to U.S dollars at an exchange rate of £1.00 to $1.38 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD152 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.75 as of June 30, 2021 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of June 30, 2021, 68.0% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 9.0% were debt investments paying fixed interest rates while 14.0% were other income producing investments, 6.0% consisted of non-income producing investments, and the remaining 3.0% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. In 2020, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Pursuant to the terms of the Ambler Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Dunlap Credit Facility, Juniata River Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility and the CLO-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 8.625% notes, the 3.400% notes and the 2.625% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2021 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 15 basis points	$(2)	$(6)	$4	0.5%
No change	—	—	—	—
Up 100 basis points	29	40	(11)	(1.3)%
Up 300 basis points	232	121	111	12.9%
Up 500 basis points	435	202	233	27.1%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2021 and 2020, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2021, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2021 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of June 30, 2021					Economic Hedging As of June 30, 2021
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2021 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	146.5	$109.8	$116.9	$11.7	A$	3.0	$2.2
British Pound Sterling		£157.0	216.8	235.3	23.5		£13.4	18.6
Canadian Dollars	C$	37.0	29.8	31.2	3.1	C$	8.7	7.0
Euros		€428.6	507.9	375.0	37.5		€19.9	23.7
Icelandic Krona	ISK	2,797.4	22.6	23.4	2.3	ISK	—	—
Norwegian Krone	NOK	379.1	44.0	47.1	4.7	NOK	59.5	6.9
Swedish Krona	SEK	1,146.2	133.9	118.4	11.8	SEK	1,131.9	132.3

Total			$1,064.8	$947.3	$94.6			$190.7

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of June 30, 2021, the net contractual amount of our foreign currency forward contracts totaled $190.7, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2021, we had outstanding borrowings denominated in foreign currencies of €278, CAD30, £207 and AUD152 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We may be unable to realize the benefits anticipated by the 2021 Merger, including estimated cost savings, or it may take longer than anticipated to achieve such benefits.

The realization of certain benefits anticipated as a result of the 2021 Merger will depend in part on the integration of FSKR’s investment portfolio with ours. There can be no assurance that FSKR’s investment portfolio can be operated profitably or integrated successfully into our operations in a timely fashion or at all. The dedication of the Advisor’s resources to such integration may detract attention from the day-to-day business of the Company and there can be no assurance that there will not be substantial costs associated with the transition process or there will not be other material adverse effects as a result of these integration efforts. Such effects, including, but not limited to, incurring unexpected costs or delays in connection with such integration and failure of FSKR’s investment portfolio to perform as expected, could have a material adverse effect on our financial results.

It is also possible that our estimates of the 2021 Merger-related potential cost savings could ultimately be incorrect. If our estimates turn out to be incorrect or if we are not able to successfully combine FSKR’s investment portfolio with our operations, the anticipated cost savings may not be fully realized or realized at all or may take longer to realize than expected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle, or the Affiliated Purchaser, that may invest from time to time in shares of the Company.

During the six months ended June 30, 2021, the Affiliated Purchaser did not purchase any shares of our common stock.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

2.2	Agreement and Plan of Merger, dated as of November 23, 2020, by and among FS KKR Capital Corp., FS KKR Capital Corp. II, Rocky Merger Sub, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

2.3	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on June 3, 2019.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.5	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.6	Third Amended and Restated Bylaws of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.4	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.5	Fourth Supplemental Indenture, dated as of July 15, 2019, relating to the 4.625% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.6	Form of 4.625% Notes due 2024. (Included as Exhibit A to the Fourth Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.7	Fifth Supplemental Indenture, dated as of November 20, 2019, relating to the 4.125% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.8	Form of 4.125% Notes due 2025. (Included as Exhibit A to the Fifth Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.9	Sixth Supplemental Indenture, dated as of April 30, 2020 relating to the 8.625% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.10	Form of 8.625% Notes due 2025. (Included as Exhibit A to the Sixth Supplemental Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.11	Seventh Supplemental Indenture, dated as of December 10, 2020 relating to the 3.400% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.12	Form of 3.400% Notes due 2026. (Included as Exhibit A to the Seventh Supplemental Indenture in Exhibit 4.11) (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.13	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.14	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.13) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.15	Indenture, dated as of February 14, 2020, by and between FS KKR Capital Corp. II and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.16	First Supplemental Indenture, dated as of February 14, 2020, relating to the 4.250% Notes due 2025, by and between FS KKR Capital Corp. II and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.17	Second Supplemental Indenture, dated as of June 16, 2021, relating to the 4.250% Notes due 2025, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021.)

4.18	Form of 4.250% Notes due 2025 (included as Exhibit A to Exhibit 4.16 hereto) (incorporated by reference to Exhibit 4.2 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.19	Eighth Supplemental Indenture, dated as of June 17, 2021, relating to the 2.625% Notes due 2027, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2021.)

4.20	Form of 2.625% Notes due 2027 (included as Exhibit A to Exhibit 4.19 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2021.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of June 16, 2021, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.4	Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Locust Street Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019.)

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among the Company, FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.6	Commitment Increase Letter, dated as of March 3, 2020, among BNP Paribas, ING Capital LLC, the Company, FS KKR Capital Corp. II and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

10.7†	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 5, 2020, by and among the Company, FS KKR Capital Corp. II, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.7 filed with the Company ’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

10.8	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 23, 2020, by and among the Company and FS KKR Capital Corp. II, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.9	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.10	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.11	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.12	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.13	Fifth Amendment to Loan and Servicing Agreement, dated as of December 2, 2019, by and among CCT Tokyo Funding LLC, the Company, and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2019.)

10.14	Sixth Amendment to Loan and Servicing Agreement, dated December 1, 2020, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020.)

10.15	Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

10.16	Amended and Restated Indenture, dated December 22, 2020, by and between FS KKR MM CLO 1 LLC and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.17	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 25, 2014.)

10.18	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.19	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.20	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.21	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.22	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on August 22, 2016.)

10.23	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.24	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 25, 2019.)

10.25	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.26	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on October 15, 2019.)

10.27	Second Amended and Restated Loan and Security Agreement, dated as of September 11, 2020, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, collateral administrator and securities intermediary, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on September 17, 2020.)

10.28	Credit Agreement, dated as of July 10, 2019, among Germantown Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 16, 2019).

10.29	Amendment No. 1 to Credit Agreement, dated as of December 13, 2019, among Germantown Funding LLC, as borrower, FS Investment Corporation III, as equity owner and investment manager, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral administrator and collateral agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 17, 2019).

10.30	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.31	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.32	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.33	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.34	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.35	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.36	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.37	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed on May 10, 2017).

10.38	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 15, 2018).

10.39	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.40	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.41	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.42	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 25, 2019).

10.43	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto. (Incorporated by reference to Exhibit 10.49 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.44	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.45	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.46	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.47	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.48	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.49	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.50	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.51	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.52	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. And Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.53	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 17, 2019).

10.54	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.55	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.56	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.57	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.28 to FS Investment Corporation IV’s Annual Report on Form 10-K filed on March 18, 2019).

10.58	Loan and Security Agreement, dated as of November 22, 2019, by and among Ambler Funding LLC, as borrower, Ally Bank, as administrative agent and arranger, Wells Fargo Bank, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on November 26, 2019).

10.59	Loan and Servicing Agreement, dated as of November 22, 2019, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on November 29, 2019).

10.60	First Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of March 3, 2020, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as lender and administrative agent, and FS KKR Capital Corp. II, as servicer. (Incorporated by reference to Exhibit 10.49 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.61	Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp. II, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.62	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.63	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.64	Thirteenth Amended and Restated Confirmation Letter Agreement, dated as of December 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on December 26, 2019).

10.65	Schedule to the ISDA 2002 Master Agreement, amended and restated as of June 28, 2019, between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 5, 2019).

10.66	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank, N.A.(Incorporated by reference to Exhibit 10.4 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†

Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2021.

FS KKR CAPITAL CORP.

By:	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ STEVEN LILLY
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ WILLIAM GOEBEL
William Goebel Chief Accounting Officer