Form 10-Q
period 2021-09-30
FS KKR Capital Corp
filed 2021-11-08
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

There were 284,965,668 shares of the registrant’s common stock outstanding as of November 5, 2021.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$12,092 and $5,314, respectively)	$12,279	$4,986
Non-controlled/affiliated investments (amortized cost—$901 and $629, respectively)	871	534
Controlled/affiliated investments (amortized cost—$2,731 and $1,510, respectively)	2,674	1,260

Total investments, at fair value (amortized cost—$15,724 and $7,453, respectively)	15,824	6,780
Cash	229	182
Foreign currency, at fair value (cost—$12 and $8, respectively)	12	9
Receivable for investments sold and repaid	365	173
Income receivable	163	72
Unrealized appreciation on foreign currency forward contracts	6	1
Deferred financing costs	15	15
Deferred merger costs	—	1
Prepaid expenses and other assets	6	4

Total assets	$16,620	$7,237

Liabilities
Payable for investments purchased	$57	$—
Debt (net of deferred financing costs of $24 and $23, respectively)(1)	8,492	3,997
Unrealized depreciation on foreign currency forward contracts	1	3
Stockholder distributions payable	186	74
Management fees payable	58	25
Subordinated income incentive fees payable(2)	20	—
Administrative services expense payable	6	2
Interest payable	55	25
Other accrued expenses and liabilities	9	15

Total liabilities	8,884	4,141

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 285,076,619 and 123,755,965 shares issued and outstanding, respectively	0	0
Capital in excess of par value	7,507	3,866
Retained earnings (accumulated deficit)(4)	229	(770)

Total stockholders’ equity	7,736	3,096

Total liabilities and stockholders’ equity	$16,620	$7,237

Net asset value per share of common stock at period end	$27.14	$25.02

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment income
Interest income	$219	$93	$414	$327
Paid-in-kind interest income	16	11	35	31
Fee income	29	3	62	21
Dividend and other income	8	7	20	10
From non-controlled/affiliated investments:
Interest income	8	3	12	8
Paid-in-kind interest income	4	5	12	14
Fee income	2	—	2	0
Dividend income	0	0	0	0
From controlled/affiliated investments:
Interest income	12	2	16	6
Paid-in-kind interest income	15	1	23	3
Fee income	0	—	1	—
Dividend and other income	47	22	120	56

Total investment income	360	147	717	476

Operating expenses
Management fees	58	24	113	80
Subordinated income incentive fees(1)	35	—	43	—
Administrative services expenses	5	1	9	6
Accounting and administrative fees	1	0	2	1
Interest expense(2)	70	40	158	128
Other general and administrative expenses	5	4	12	8

Total operating expenses	174	69	337	223
Incentive fee waiver(1)	(15)	—	(15)	—

Net expenses	159	69	322	223

Net investment income	201	78	395	253

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	60	(99)	(22)	(239)
Non-controlled/affiliated investments	139	(90)	203	(129)
Controlled/affiliated investments	(2)	(18)	(58)	(35)
Net realized gain (loss) on foreign currency forward contracts	0	0	0	0
Net realized gain (loss) on foreign currency	(1)	(2)	(4)	(5)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(49)	261	526	(114)
Non-controlled/affiliated investments	(104)	27	65	(138)
Controlled/affiliated investments	11	68	193	(144)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	5	(1)	8	1
Net change in unrealized gain (loss) on foreign currency	10	(14)	28	2

Total net realized and unrealized gain (loss)	$69	$132	$939	$(801)

Net increase (decrease) in net assets resulting from operations	$270	$210	$1,334	$(548)

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.95	$1.70	$7.13	$(4.40)

Weighted average shares outstanding	285,124,920	123,755,965	187,003,417	124,470,122

(1)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fee.

(2)	See Note 9 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operations
Net investment income (loss)	$201	$78	$395	$253
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	196	(209)	119	(408)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	(137)	355	792	(395)
Net change in unrealized gain (loss) on foreign currency	10	(14)	28	2

Net increase (decrease) in net assets resulting from operations	270	210	1,334	(548)

Stockholder distributions(2)
Distributions to stockholders	(186)	(74)	(335)	(244)

Net decrease in net assets resulting from stockholder distributions	(186)	(74)	(335)	(244)

Capital share transactions(3)
Issuance of common stock	—	—	3,642	—
Repurchases of common stock	(1)	—	(1)	(47)

Net increase (decrease) in net assets resulting from capital share transactions	(1)	—	3,641	(47)

Total increase (decrease) in net assets	83	136	4,640	(839)
Net assets at beginning of period	7,653	2,891	3,096	3,866

Net assets at end of period	$7,736	$3,027	$7,736	$3,027

(1)	See Note 7 for a discussion of these financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,334	$(548)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(4,528)	(1,723)
Paid-in-kind interest	(67)	(64)
Proceeds from sales and repayments of investments	3,720	1,706
Net realized (gain) loss on investments	(123)	403
Net change in unrealized (appreciation) depreciation on investments(2)	(773)	396
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(7)	(1)
Accretion of discount	(46)	(10)
Amortization of deferred financing costs and discount	7	8
Unrealized (gain)/loss on borrowings in foreign currency	(5)	(10)
(Increase) decrease in receivable for investments sold and repaid	(192)	426
(Increase) decrease in income receivable	(91)	(11)
(Increase) decrease in deferred merger costs	1	—
(Increase) decrease in prepaid expenses and other assets	(2)	—
Increase (decrease) in payable for investments purchased	57	(10)
Increase (decrease) in management fees payable	33	(6)
Increase (decrease) in subordinated income incentive fees payable	20	—
Increase (decrease) in administrative services expense	4	0
Increase (decrease) in interest payable	30	10
Increase (decrease) in other accrued expenses and liabilities	(6)	(7)
Cash acquired in merger	293	—
Other assets acquired from merger net of other assets, net of unrealized depreciation on derivatives	17	—
Merger costs capitalized into purchase price	(8)	—
Mark-to-market of merged debt	26	—

Net cash provided by (used in) operating activities	(306)	559

Cash flows from financing activities
Repurchases of common stock	(1)	(47)
Stockholder distributions	(316)	(266)
Borrowings under financing arrangements(3)	2,689	1,512
Repayments of financing arrangements(3)	(2,009)	(1,717)
Deferred financing costs paid	(7)	(11)

Net cash provided by (used in) financing activities	356	(529)

Total increase (decrease) in cash	50	30
Cash, and foreign currency at beginning of period	191	106

Cash, and foreign currency at end of period	$241	$136

Supplemental disclosure
Non-cash purchases of investments	$(198)	$(212)

Non-cash sales of investments	$198	$212

Local and excise taxes paid	$9	$7

(1)	Excludes $7,227 of cost of investments acquired from the 2021 Merger.

(2)	Excludes $11 of unrealized depreciation on unfunded commitments acquired from the 2021 Merger.

(3)

Excludes $3,794 of debt assumed from the 2021 Merger. See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2021 and 2020, the Company paid $138 and $110, respectively, in interest expense on the financing arrangements.

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

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—125.2%
5 Arch Income Fund 2 LLC	(w)(y)(z)(q)(r)	Diversified Financials	9.0%		11/18/23		$111.1	$81.3	$78.1
ABB CONCISE Optical Group LLC	(aa)(v)	Retailing	L+500	1.0%	6/15/23		0.7	0.7	0.7
Accuride Corp	(aa)(l)(v)	Capital Goods	L+525	1.0%	11/17/23		30.0	28.6	29.1
Advanced Dermatology & Cosmetic Surgery	(v)(m)(t)	Health Care Equipment & Services	L+625	1.0%	5/7/27		40.5	38.5	40.6
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/26		3.6	3.6	3.6
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/27		8.7	8.7	8.7
Advania Sverige AB	(w)(v)	Software & Services	R+610, 0.0% PIK (2.0% Max PIK)	0.0%	3/30/28	ISK	1,345.8	9.9	10.3
Advania Sverige AB	(w)(v)	Software & Services	SR+610	0.0%	4/1/28	SEK	629.4	67.7	72.0
Advania Sverige AB	(w)(x)	Software & Services	SR+610	0.0%	4/1/28		304.1	37.5	37.6
Affordable Care Inc	(v)(ac)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$116.3	115.2	115.7
Affordable Care Inc	(x)(ac)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		12.8	12.8	12.8
Affordable Care Inc	(x)(ac)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		43.5	43.5	43.2
Alera Group Intermediate Holdings Inc	(v)	Insurance	L+550	0.8%	10/2/28		32.7	32.3	32.3
Alera Group Intermediate Holdings Inc	(x)	Insurance	L+550	0.8%	10/2/28		9.3	9.2	9.2
American Tire Distributors Inc	(aa)(v)	Automobiles & Components	L+600, 0.0% PIK (1.0% Max PIK)	1.0%	9/1/23		2.6	2.4	2.6
American Tire Distributors Inc	(aa)(v)	Automobiles & Components	L+750, 0.0% PIK (1.5% Max PIK)	1.0%	9/2/24		43.2	40.3	43.3
American Vision Partners	(i)(v)	Health Care Equipment & Services	L+575	0.8%	9/30/27		95.0	94.0	94.0
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/26		7.8	7.8	7.8
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/27		38.9	38.9	38.5
Amtek Global Technology Pte Ltd	(ad)(w)(g)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24		€56.5	68.7	55.4
Apex Group Limited	(aa)(w)(v)	Diversified Financials	L+375	0.5%	7/27/28		$4.2	4.2	4.2
Apex Group Limited	(aa)(w)(v)	Diversified Financials	E+400	0.0%	7/27/28		€1.6	1.9	1.9
Arcos LLC/VA	(v)(m)	Software & Services	L+575	1.0%	3/31/28		$35.0	33.0	34.7
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	4/20/27		4.5	4.5	4.5
Ardonagh Group Ltd	(w)(v)	Insurance	L+725	0.8%	7/14/26		£0.8	1.0	1.1
Ardonagh Group Ltd	(w)(x)	Insurance	L+600	1.0%	7/14/26		16.7	22.8	22.4
Ardonagh Group Ltd	(w)(x)	Insurance	L+600	0.8%	7/14/26		$54.8	54.8	53.8
Arrotex Australia Group Pty Ltd	(w)(v)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.6	30.3	30.8
Arrotex Australia Group Pty Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.3
Aspect Software Inc	(v)	Software & Services	8.0% PIK (8.0% Max PIK)		10/15/21		$0.3	0.2	0.3
ATX Networks Corp	(w)(v)(s)(ad)	Capital Goods	L+750	1.0%	8/9/26		45.8	45.8	45.8
AxiomSL Ltd	(f)(v)(m)(t)	Software & Services	L+600	1.0%	12/3/27		35.2	34.5	34.5
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/25		2.5	2.4	2.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/27		2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(v)(m)(t)	Consumer Services	L+575	0.8%	4/28/28		110.1	104.5	110.1
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/28/28		30.2	30.2	30.3
Belk Inc	(ac)(aa)(v)	Retailing	L+750	1.0%	7/31/25		21.9	21.7	22.1
Belk Inc	(ac)(aa)(y)(z)(v)	Retailing	10.0%, 0.0% PIK (8.0% Max PIK)		7/31/25		65.6	38.1	50.9
BGB Group LLC	(f)(i)(k)(l)(v)(t)	Media & Entertainment	L+575	1.0%	8/16/27		167.6	165.9	166.2
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27		19.9	19.9	19.8
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25		42.0	40.1	42.0
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25		19.0	18.1	19.0
Borden Dairy Co	(ac)(y)(z)(v)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23		65.0	25.4	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26	$75.0	$74.3	$74.3
Cimarron Energy Inc	(v)	Energy	L+900	1.0%	12/31/22	7.5	5.7	3.7
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24	15.0	13.9	15.0
Corsearch Intermediate Inc	(v)(m)	Software & Services	L+550	1.0%	4/19/28	30.1	28.3	30.0
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28	4.4	4.4	4.4
CSafe Global	(f)(k)(l)(v)(m)(s)(t)	Capital Goods	L+625	1.0%	12/23/27	139.7	131.2	140.7
CSafe Global	(v)	Capital Goods	L+625	1.0%	8/13/28	29.5	29.5	29.7
CSafe Global	(x)	Capital Goods	L+625	1.0%	12/23/26	30.7	30.7	30.7
Dental Care Alliance Inc	(f)(k)(v)(m)(t)	Health Care Equipment & Services	L+625	0.8%	3/12/27	94.9	90.5	94.2
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	L+625	0.8%	3/12/27	18.0	18.0	17.9
Distribution International Inc	(aa)(v)	Retailing	L+575	1.0%	12/15/23	27.4	25.5	27.4
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	9.1	8.3	8.6
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.3	0.3	0.3
Entertainment Benefits Group LLC	(f)(k)(l)(v)(m)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	63.6	58.4	60.4
Entertainment Benefits Group LLC	(x)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	1.2	1.2	1.1
Fairway Group Holdings Corp	(ac)(y)(z)(v)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.7	1.0	0.6
Fairway Group Holdings Corp	(ac)(y)(z)(v)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.6	—	—
FloWorks International LLC	(i)(v)(m)	Capital Goods	L+700	1.0%	10/14/26	53.4	50.3	52.6
FloWorks International LLC	(x)	Capital Goods	L+700	1.0%	10/14/26	21.5	21.5	21.2
Follett Software Co	(v)	Software & Services	L+575	0.8%	8/31/27	4.2	4.2	4.2
Follett Software Co	(f)(k)(l)(v)(t)	Software & Services	L+575	0.8%	8/31/28	112.6	111.5	111.5
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	5.6	5.6	5.6
Foundation Consumer Brands LLC	(v)(m)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	102.3	98.2	104.3
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	6.6	6.6	6.6
Frontline Technologies Group LLC	(i)(v)(m)	Software & Services	L+575	1.0%	9/18/23	78.9	78.3	78.9
Frontline Technologies Group LLC	(s)	Software & Services	L+575	1.0%	9/18/23	53.7	50.4	54.2
Frontline Technologies Group LLC	(v)	Software & Services	L+575	1.0%	9/18/23	22.0	20.9	22.2
Galway Partners Holdings LLC	(k)(l)(v)(t)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	139.2	136.4	136.4
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.7	11.7
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	32.0	31.7	31.4
General Datatech LP	(f)(k)(l)(v)(m)(t)	Software & Services	L+625	1.0%	6/18/27	180.4	178.6	179.2
Greystone Equity Member Corp	(w)(v)	Diversified Financials	L+725	3.8%	4/1/26	194.8	182.3	193.8
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	6.5	6.2	6.1
Heniff Transportation Systems LLC	(f)(i)(k)(l)(v)(m)	Transportation	L+575	1.0%	12/3/26	138.0	130.5	128.0
Heniff Transportation Systems LLC	(v)	Transportation	L+625	1.0%	12/3/26	19.4	18.6	18.4
Heniff Transportation Systems LLC	(x)	Transportation	L+575	1.0%	12/3/24	11.3	11.3	10.5
Hermes UK Ltd	(w)(v)	Transportation	SA+650	0.0%	11/30/27	£14.7	19.7	19.2
hibu Inc	(f)(k)(l)(v)(m)(t)	Commercial & Professional Services	L+625	1.0%	5/4/27	$102.2	97.0	102.6
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26	60.8	57.3	61.4
Higginbotham Insurance Agency Inc	(x)	Insurance	L+550	0.8%	11/25/26	2.6	2.6	2.6
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600	1.0%	6/30/26	33.0	33.0	33.0
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600	1.0%	6/30/26	2.0	2.0	2.0
Hudson Technologies Co	(w)(v)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	81.2	72.9	81.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	$0.2	$0.2	$0.2
Individual FoodService	(v)(m)(s)	Capital Goods	L+625	1.0%	11/22/25	72.3	67.7	72.6
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/24	4.5	4.5	4.5
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/25	3.3	3.3	3.3
Industria Chimica Emiliana Srl	(w)(v)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€88.8	101.1	107.4
Industry City TI Lessor LP	(v)(s)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$30.9	31.0	33.6
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28	268.6	265.9	265.9
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27	21.1	21.1	21.1
J S Held LLC	(f)(i)(v)(m)(s)	Insurance	L+550	1.0%	7/1/25	150.2	144.3	151.7
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25	8.2	8.2	8.4
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	14.1	13.9	14.1
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	24.1	24.1	24.6
Jarrow Formulas Inc	(f)(i)(k)(l)(v)(m)(s)(t)	Household & Personal Products	L+625	1.0%	11/30/26	187.8	177.9	191.6
Karman Space Inc	(v)(m)	Capital Goods	L+675	1.0%	12/21/25	92.9	89.2	94.0
Karman Space Inc	(v)	Capital Goods	L+675	1.0%	12/21/25	1.9	1.7	1.9
Karman Space Inc	(x)	Capital Goods	L+675	1.0%	12/21/25	3.6	3.6	3.6
KBP Investments LLC	(x)	Food & Staples Retailing	L+500	0.8%	5/26/27	27.4	26.7	27.2
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(v)(m)(s)(t)	Commercial & Professional Services	L+575	1.0%	11/7/26	326.2	313.6	327.6
Kellermeyer Bergensons Services LLC	(x)	Commercial & Professional Services	L+575	1.0%	11/7/26	47.4	47.4	47.6
Lakeview Farms Inc	(l)(v)(m)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	92.9	90.9	92.4
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	0.8	0.8	0.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	6.0	6.0	5.9
Lexitas Inc	(i)(k)(l)(v)(m)	Commercial & Professional Services	L+600	1.0%	11/14/25	102.4	98.8	104.4
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	15.0	15.0	15.3
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	5.4	5.4	5.4
Lionbridge Technologies Inc	(f)(k)(s)(t)	Consumer Services	L+700	1.0%	12/29/25	69.9	64.6	70.8
Lipari Foods LLC	(f)(v)(m)(s)	Food & Staples Retailing	L+575	1.0%	1/6/25	273.4	261.9	276.2
Matchesfashion Ltd	(w)(v)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	12.7	12.2	8.4
MB2 Dental Solutions LLC	(k)(l)(v)(m)(t)	Health Care Equipment & Services	L+600	1.0%	1/29/27	198.3	187.2	198.9
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	L+600	1.0%	1/29/27	90.0	90.0	90.3
Med-Metrix	(v)	Software & Services	L+600	1.0%	9/15/27	62.6	61.9	61.9
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	31.3	31.3	31.0
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(k)(l)(v)(m)(t)	Health Care Equipment & Services	L+650	1.0%	12/14/26	181.0	171.4	179.6
Micronics Filtration Holdings Inc	(ac)(y)(z)(v)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	50.4	45.0	40.0
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+650	1.3%	3/29/24	18.9	17.1	18.5
Monitronics International Inc	(v)	Commercial & Professional Services	L+500	1.5%	7/3/24	36.2	33.5	34.5
Monitronics International Inc	(x)	Commercial & Professional Services	L+500	1.5%	7/3/24	33.8	33.8	32.2
Motion Recruitment Partners LLC	(v)(m)(t)	Commercial & Professional Services	L+650	1.0%	12/19/25	85.2	80.2	83.8
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	L+650	1.0%	12/19/25	59.6	59.6	58.6
NBG Home	(v)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	68.1	67.9	57.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
NCI Inc	(v)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24	$78.8	$77.6	$69.7
Net Documents	(v)	Software & Services	L+675	1.0%	6/30/27	24.6	24.4	24.2
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	7.4	7.3	7.3
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	3.0	2.9	2.9
New Era Technology Inc	(i)(l)(v)(m)(t)	Software & Services	L+625	1.0%	10/31/26	88.0	83.7	87.3
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	18.5	18.5	18.4
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	4.7	4.6	4.6
Omnimax International Inc	(f)(i)(k)(l)(v)(m)	Capital Goods	L+725	1.0%	10/8/26	219.9	210.3	221.2
One Call Care Management Inc	(ad)(aa)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	5.0	4.7	5.0
Oxford Global Resources LLC	(f)(k)(l)(v)(t)	Commercial & Professional Services	L+600	0.0%	8/17/27	88.6	87.8	87.9
Oxford Global Resources LLC	(v)	Commercial & Professional Services	L+600	0.0%	8/17/27	1.2	1.2	1.2
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	0.0%	8/17/27	15.3	15.3	15.2
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	0.0%	8/17/27	6.4	6.4	6.4
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	4.6	4.2	4.2
P2 Energy Solutions Inc.	(f)(i)(k)(v)(m)(s)(t)	Software & Services	L+675	1.0%	2/2/26	249.7	232.5	232.5
P2 Energy Solutions Inc.	(x)	Software & Services	L+675	1.0%	1/31/25	10.6	10.6	9.9
Parata Systems	(f)(v)(m)	Health Care Equipment & Services	L+575	1.0%	6/30/27	132.1	131.1	131.7
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	22.0	22.0	21.9
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	5.5	5.5	5.5
Peak 10 Holding Corp	(aa)(v)	Telecommunication Services	L+350	0.0%	8/1/24	20.1	17.3	18.7
Peraton Corp	(aa)(v)	Capital Goods	L+375	0.8%	2/1/28	9.0	8.7	9.1
Performance Health Holdings Inc	(f)(i)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	121.0	119.8	120.3
Petroplex Acidizing Inc	(ac)(y)(z)(v)	Energy	L+900 PIK (L+900 Max PIK)	1.0%	12/30/21	26.5	22.9	6.9
Polyconcept North America Inc	(aa)(v)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23	22.5	22.2	22.4
Premium Credit Ltd	(w)(v)	Diversified Financials	L+650	0.0%	1/16/26	£58.0	75.1	78.2
Pretium Packaging LLC	(aa)(v)	Household & Personal Products	L+400	0.5%	9/22/28	$1.6	1.6	1.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24	60.6	56.0	60.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	130.1	121.0	130.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500	1.0%	8/21/24	3.4	3.3	3.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24	10.1	10.0	10.1
Production Resource Group LLC	(ad)(x)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24	20.2	20.2	20.2
Propulsion Acquisition LLC	(f)(l)(v)(s)(t)	Capital Goods	L+700	1.0%	7/13/24	60.7	56.7	61.3
PSKW LLC	(i)(l)(v)(s)(t)	Health Care Equipment & Services	L+625	1.0%	3/9/26	295.5	283.7	298.5
Qdoba Restaurant Corp	(aa)(v)(m)	Consumer Services	L+700	1.0%	3/21/25	11.0	10.8	10.8
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(v)(m)(s)	Health Care Equipment & Services	L+675	0.0%	9/2/24	160.5	152.2	155.3
Revere Superior Holdings Inc	(v)(m)	Software & Services	L+575	1.0%	9/30/26	23.1	22.4	23.3
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26	3.2	3.2	3.2
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	0.9	0.7	0.8
Rise Baking Company	(l)(v)(m)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	43.5	42.4	42.6
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	4.4	4.4	4.3
RSC Insurance Brokerage Inc	(f)(i)(k)(l)(v)(m)(s)	Insurance	L+550	1.0%	10/30/26	240.3	230.5	242.7
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	1.0%	9/30/26	7.7	7.6	7.7
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	1.0%	10/30/26	23.2	23.2	23.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Safe-Guard Products International LLC	(f)(m)(t)	Diversified Financials	L+500	0.5%	1/27/27		$45.1	$42.4	$45.1
SAMBA Safety Inc	(v)	Software & Services	L+575	1.0%	9/1/27		27.4	27.1	27.1
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27		6.1	6.1	6.0
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27		2.4	2.4	2.4
Sequa Corp	(aa)(v)(m)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		16.0	15.3	16.3
Sequa Corp	(v)	Capital Goods	L+900, 0.0% PIK (9.5% Max PIK)	1.0%	7/31/25		16.4	15.9	17.1
Sequel Youth & Family Services LLC	(y)(z)(v)	Health Care Equipment & Services	L+800	1.0%	9/1/23		170.0	112.4	53.3
Sequel Youth & Family Services LLC	(y)(z)(v)	Health Care Equipment & Services	L+700	1.0%	9/1/23		29.2	19.3	9.2
Sequel Youth & Family Services LLC	(v)	Health Care Equipment & Services	L+700	1.0%	9/1/23		27.5	27.5	27.5
Sequel Youth & Family Services LLC	(x)	Health Care Equipment & Services	L+700	1.0%	9/1/23		14.5	14.5	14.5
Sequential Brands Group Inc.	(v)	Consumer Durables & Apparel	5.0%		11/24/21		126.4	125.8	126.4
Sequential Brands Group Inc.	(y)(z)(k)(l)(v)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		266.8	216.8	230.5
Sequential Brands Group Inc.	(x)	Consumer Durables & Apparel	5.0%		11/24/21		7.7	7.7	7.7
Sorenson Communications LLC	(ac)(aa)(f)(k)(v)(t)	Telecommunication Services	L+550	0.8%	3/17/26		61.8	58.5	62.3
Source Code LLC	(k)(l)(t)	Software & Services	L+650	1.0%	6/30/27		53.4	52.4	52.5
Source Code LLC	(x)	Software & Services	L+650	1.0%	6/30/27		15.3	15.0	15.0
Spins LLC	(v)(m)(s)(t)	Software & Services	L+550	1.0%	1/20/27		60.8	57.3	61.7
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Summit Interconnect Inc	(f)(k)(l)(v)(t)	Capital Goods	L+600	1.0%	9/22/28		118.3	117.1	117.1
Summit Interconnect Inc	(x)	Capital Goods	L+600	1.0%	9/22/28		48.7	48.7	48.2
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		5.7	5.6	6.0
Sweeping Corp of America Inc	(v)(m)	Commercial & Professional Services	L+575	1.0%	11/30/26		54.6	52.0	55.1
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.8	1.8	1.8
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.3	1.3	1.4
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.9	3.9	3.9
Tangoe LLC	(f)(i)(v)(m)(s)	Software & Services	L+650	1.0%	11/28/25		190.5	170.9	155.0
ThermaSys Corp	(ac)(y)(z)(v)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		8.2	8.3	3.2
ThreeSixty Group	(v)(m)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.4	48.2	47.8
ThreeSixty Group	(v)(m)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.1	47.8	47.5
Total Safety US Inc	(aa)(f)	Capital Goods	L+600	1.0%	8/16/25		0.9	0.9	0.9
Trace3 Inc	(f)(i)(k)(l)(v)(m)(s)	Software & Services	L+675	1.0%	8/3/24		249.3	237.7	249.3
Transaction Services Group Ltd	(w)(v)	Software & Services	B+650	0.0%	10/15/26	A$	80.3	55.5	56.9
Transaction Services Group Ltd	(w)(v)	Software & Services	L+650	0.0%	10/15/26		$126.2	122.1	123.5
Transaction Services Group Ltd	(w)(v)	Software & Services	L+650	0.0%	10/15/26		£13.9	17.6	18.3
Truck-Lite Co LLC	(f)(i)(k)(v)(m)(s)	Capital Goods	L+625	1.0%	12/14/26		$268.7	257.5	268.7
Truck-Lite Co LLC	(x)	Capital Goods	L+625	1.0%	12/13/24		25.4	25.2	25.4
Warren Resources Inc	(ad)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		18.6	17.3	18.6
Wealth Enhancement Group LLC	(w)(v)	Diversified Financials	L+625	1.0%	10/31/25		1.3	1.3	1.3
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/31/25		28.3	28.2	28.3
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/31/25		0.4	0.4	0.4
Woolpert Inc	(f)(k)(l)(v)(m)(t)	Capital Goods	L+600	1.0%	4/5/28		139.6	132.6	140.2
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28		25.6	25.6	25.7

Total Senior Secured Loans—First Lien								10,722.8	10,880.8
Unfunded Loan Commitments								(1,192.1)	(1,192.1)

Net Senior Secured Loans—First Lien								9,530.7	9,688.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—21.6%
Advanced Lighting Technologies Inc	(v)	Materials	L+600	1.0%	3/16/27	$10.8	$10.5	$10.6
Ammeraal Beltech Holding BV	(w)(f)(v)(s)	Capital Goods	L+775	0.0%	9/12/26	51.3	46.4	50.8
Amtek Global Technology Pte Ltd	(ad)(w)(z)(g)(v)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24	€34.3	38.8	—
Apex Group Limited	(w)(v)	Diversified Financials	L+675	0.5%	7/12/29	$40.0	39.6	39.6
Belk Inc	(ac)(y)(z)(v)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	24.9	4.2	4.6
Byrider Finance LLC	(v)(u)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	54.2	51.9	54.3
Constellis Holdings LLC	(ac)(f)(v)	Capital Goods	L+100, 10.0% PIK (10.0% Max PIK)	1.0%	3/27/25	13.5	12.5	13.5
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29	54.8	51.7	54.7
Datatel Inc	(v)	Software & Services	L+800	1.0%	10/9/28	179.2	169.9	180.2
Excelitas Technologies Corp	(aa)(l)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	6.6	6.1	6.7
Fairway Group Holdings Corp	(ac)(y)(z)(v)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.9	—	—
Misys Ltd	(aa)(w)(v)	Software & Services	L+725	1.0%	6/13/25	21.8	20.4	22.0
NBG Home	(v)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	30.4	27.2	18.7
NEP Broadcasting LLC	(aa)(v)	Media & Entertainment	L+700	0.0%	10/19/26	6.8	6.1	6.6
OEConnection LLC	(f)(v)(s)	Software & Services	L+825	0.0%	9/25/27	77.0	73.4	77.0
Paradigm Acquisition Corp	(aa)(l)(v)	Health Care Equipment & Services	L+750	0.0%	10/26/26	2.3	2.2	2.3
Peraton Corp	(v)(s)	Capital Goods	L+800	1.0%	2/1/29	175.0	165.1	179.3
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	156.4	149.8	157.4
Petrochoice Holdings Inc	(v)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.3	57.8
Polyconcept North America Inc	(v)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	9.8	9.6	9.4
Pretium Packaging LLC	(v)(m)(s)	Household & Personal Products	L+825	0.8%	11/6/28	15.1	14.4	15.4
Pretium Packaging LLC	(v)	Household & Personal Products	L+675	0.5%	9/22/29	39.9	39.5	39.5
Pure Fishing Inc	(f)(v)(m)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	177.0	170.4	177.0
Sequa Corp	(aa)(v)(m)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	5.9	5.7	5.9
SIRVA Worldwide Inc	(aa)(v)	Commercial & Professional Services	L+950	0.0%	8/3/26	6.5	5.3	5.8
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	295.4	319.4
Sorenson Communications LLC	(ac)(v)(m)(s)(u)	Telecommunication Services	L+1,150 PIK (L+1,150 Max PIK)		3/17/26	6.9	6.6	6.9
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	L+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	14.5	13.5	14.5
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	0.8	0.7	0.7
WireCo WorldGroup Inc	(aa)(v)(m)	Capital Goods	L+900	1.0%	9/30/24	14.9	13.6	14.8
Wittur Holding GmbH	(w)(v)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€112.50	120.3	123.5

Total Senior Secured Loans—Second Lien							1,635.1	1,668.9

Other Senior Secured Debt—1.8%
Angelica Corp	(y)(z)(h)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	$50.8	42.3	21.2
JW Aluminum Co	(ad)(aa)(v)(s)	Materials	10.3%		6/1/26	76.5	75.4	82.2
One Call Care Management Inc	(ad)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	22.5	20.6	22.3
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	10.0

Total Other Senior Secured Debt							147.5	135.7

Subordinated Debt—1.2%
Ardonagh Group Ltd	(aa)(w)(v)	Insurance	12.8% PIK (12.8% Max PIK)		1/15/27	0.9	0.9	0.9
ATX Networks Corp	(w)(y)(z)(v)(s)(ad)	Capital Goods	10.0% PIK (10.0% Max PIK)		8/9/28	18.3	4.8	4.8
ClubCorp Club Operations Inc	(aa)(v)	Consumer Services	8.5%		9/15/25	37.3	35.3	36.3
Hilding Anders	(ad)(w)(y)(v)	Consumer Durables & Apparel				€24.8	26.9	—
Hilding Anders	(ad)(w)(y)(v)	Consumer Durables & Apparel				110.5	—	—
Hilding Anders	(ad)(w)(y)(z)(v)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	126.0	99.4	51.1

Total Subordinated Debt							167.3	93.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—25.8%
801 5th Ave, Seattle, Private Equity	(ad)(w)(y)(v)	Real Estate				8,554,983	$14.1	$22.5
801 5th Ave, Seattle, Structure Mezzanine	(ad)(w)(v)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$55.5	53.4	55.5
Abacus JV, Private Equity	(w)(v)	Insurance				40,241,018	39.2	42.9
Accelerator Investments Aggregator LP, Private Equity	(w)(y)(v)	Diversified Financials				5,397,365	6.3	4.7
Altavair AirFinance, Private Equity	(w)(v)	Capital Goods				121,889,043	122.9	143.5
Australis Maritime, Common Stock	(w)(v)	Transportation				43,889,942	42.2	43.4
Avida Holding AB, Common Stock	(ad)(w)(y)(v)	Diversified Financials				405,023,756	43.9	52.4
Bank of Ireland, Class B Credit Linked Floating Rate Note	(w)(g)	Banks	L+1,185		12/4/27	$14.7	14.7	14.2
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$12.0	12.0	12.0
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$11.0	11.0	11.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	117.7	125.3
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$40.3	40.3	40.4
Capital Automotive LP, Private Equity	(w)(v)	Real Estate				21,640,936	23.7	27.5
Capital Automotive LP, Structured Mezzanine	(w)(v)	Real Estate	11.0%		12/22/28	$42.7	40.9	42.7
Global Jet Capital LLC, Preferred Stock	(y)(j)(v)(u)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$4.5	3.5	3.6
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$28.3	22.3	22.7
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$5.9	4.6	4.7
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$5.5	4.3	4.4
Global Jet Capital LLC, Structured Mezzanine	(j)(v)(u)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$271.3	218.2	217.8
Global Jet Capital LLC, Structured Mezzanine	(j)(v)(u)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$44.4	35.7	35.6
Global Jet Capital LLC, Structured Mezzanine	(j)(v)(u)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$23.2	18.7	18.6
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		2/17/26	$25.6	19.3	20.5
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$39.6	32.2	31.8
Global Jet Capital LLC, Structured Mezzanine	(v)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$50.2	40.2	40.3
Global Lending Services LLC, Private Equity	(w)(v)	Diversified Financials				13,725,159	15.7	18.1
Global Lending Services LLC, Private Equity	(w)(v)	Diversified Financials				18,291,830	20.2	22.1
Home Partners JV 2, Private Equity	(ac)(w)(y)(v)	Real Estate				1,016,252	1.0	1.0
Home Partners JV 2, Private Equity	(ac)(w)(y)(v)	Real Estate				38,343	0.0	0.0
Home Partners JV 2, Structured Mezzanine	(ac)(w)(v)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$2.2	2.1	2.2
Home Partners JV 2, Structured Mezzanine	(ac)(w)(x)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$14.8	14.8	14.8
Home Partners JV, Common Stock	(ac)(w)(y)(v)	Real Estate				32,659,547	47.6	73.6
Home Partners JV, Private Equity	(ac)(w)(y)(v)	Real Estate				4,127,355	5.4	8.5
Home Partners JV, Structured Mezzanine	(ac)(w)(v)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$88.0	83.0	88.0
Jet Edge International LLC, Preferred Stock	(v)(ac)	Transportation	8.0%, 0.0% PIK (8.0% Max PIK)			20,878,236	20.9	16.6
Jet Edge International LLC, Term Loan	(v)(ac)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$39.5	38.7	39.3
Jet Edge International LLC, Term Loan	(x)(ac)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$38.3	38.3	38.0
Jet Edge International LLC, Warrant	(y)(h)(ac)	Transportation				3,963	—	4.3
Kilter Finance, Preferred Stock	(ad)(w)(v)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			34,060,490	32.6	34.1
Kilter Finance, Private Equity	(ad)(w)(y)(v)	Insurance				536,709	0.5	0.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(w)(y)(z)(v)	Capital Goods			5/31/23	$39.1	$39.1	$27.6
KKR Chord IP Aggregator LP, Partnership Interest	(w)(v)	Media & Entertainment				61,994,246	60.5	66.4
KKR Rocket Loans Aggregator LLC, Partnership Interest	(w)(v)(ad)	Diversified Financials				764,880	0.8	0.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(w)(y)(v)	Capital Goods				23,664,954	23.0	22.5
Lenovo Group Ltd, Structured Mezzanine	(w)(v)	Technology Hardware & Equipment	7.8%		9/22/24	€7.8	9.2	9.1
Lenovo Group Ltd, Structured Mezzanine	(w)(v)	Technology Hardware & Equipment	7.8%		9/22/24	$12.1	12.1	12.1
Lenovo Group Ltd, Structured Mezzanine	(w)(v)	Technology Hardware & Equipment	11.8%		9/22/24	€5.9	6.9	6.8
Lenovo Group Ltd, Structured Mezzanine	(w)(v)	Technology Hardware & Equipment	11.8%		9/22/24	£1.6	2.2	2.1
Lenovo Group Ltd, Structured Mezzanine	(w)(v)	Technology Hardware & Equipment	7.8%		9/22/24	£2.1	2.9	2.9
Lenovo Group Ltd, Structured Mezzanine	(w)(v)	Technology Hardware & Equipment	11.8%		9/22/24	$9.1	9.1	9.1
NewStar Clarendon 2014-1A Class D	(w)(v)	Diversified Financials	18.1%		1/25/27	$8.3	2.5	3.5
Opendoor Labs Inc, 2L Term Loan	(w)(v)	Real Estate	10.0%		1/23/26	$151.0	148.9	151.0
Orchard Marine Limited, Class B Common Stock	(ac)(w)(y)(v)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(ac)(w)(y)(v)	Transportation				62,976	62.0	51.7
Pretium Partners LLC P1, Structured Mezzanine	(w)(v)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.2	6.7
Prime ST LLC, Private Equity	(ad)(w)(y)(v)	Real Estate				6,634,509	8.3	10.8
Prime ST LLC, Structured Mezzanine	(ad)(w)(v)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$49.4	47.3	49.4
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(w)(o)	Diversified Financials				21,000,000	21.0	21.1
Toorak Capital Funding LLC, Membership Interest	(ad)(w)(y)(v)	Real Estate				1,723,140	1.9	1.7
Toorak Capital Partners LLC, Private Equity	(ad)(v)	Real Estate				198,139,270	198.1	248.4
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(x)	Real Estate	L+650 PIK (L+650 Max PIK)		11/11/21	$20.0	20.0	20.0
Wind River CLO Ltd. 2012 1A Class Subord. B	(w)(y)(v)	Diversified Financials			1/15/26	$42.5	13.5	1.2

Total Asset Based Finance							2,070.1	2,124.0
Unfunded commitments							(124.4)	(124.4)

Net Asset Based Finance							1,945.7	1,999.6

Credit Opportunities Partners JV, LLC—18.1%
Credit Opportunities Partners JV, LLC	(v)(w)(ad)	Diversified Financials				$1,462.3	1,396.7	1,398.8

Credit Opportunities Partners JV, LLC							1,396.7	1,398.8

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—10.9%(e)
Abaco Energy Technologies LLC, Common Stock	(y)(v)	Energy				3,055,556	$0.2	$0.3
Abaco Energy Technologies LLC, Preferred Stock	(y)(v)	Energy				12,734,481	1.5	1.8
Affordable Care Inc, Preferred Stock	(v)(ac)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	49.3
American Vision Partners, Private Equity	(y)(v)	Health Care Equipment & Services				2,450,230	2.5	2.5
Amtek Global Technology Pte Ltd, Common Stock	(ad)(w)(y)(g)(v)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(w)(y)(g)	Automobiles & Components				5,735,804,056	30.7	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Amtek Global Technology Pte Ltd, Private Equity	(ad)(w)(y)(g)	Automobiles & Components				4,097	$—	$—
Angelica Corp, Limited Partnership Interest	(y)(h)	Health Care Equipment & Services				877,044	47.7	—
Ap Plasman Inc, Warrant	(w)(y)(v)	Capital Goods			5/25/26	6,985	2.5	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	13.9	15.2
Ardonagh Ltd, Ordinary Shares	(w)(y)(v)	Insurance				16,450	—	—
Ardonagh Ltd, Ordinary Shares	(w)(y)(v)	Insurance				116,814	0.2	0.3
Ardonagh Ltd, Preferred Stock	(w)(y)(v)	Insurance				6,113,719	9.1	13.3
Arena Energy LP, Warrants	(y)(v)	Energy				68,186,525	0.4	0.5
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(y)(p)	Energy				10,193	9.7	2.5
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(y)(p)	Energy				86,607,143	19.4	21.3
Aspect Software Inc, Common Stock	(y)(l)(v)(s)	Software & Services				1,309,955	2.3	2.7
Aspect Software Inc, Warrant	(y)(l)(v)(s)	Software & Services			1/15/24	181,730	0.3	0.3
ATX Networks Corp, Common Stock	(w)(y)(v)(s)(ad)	Capital Goods				3,483	—	—
AVF Parent LLC, Trade Claim	(y)(v)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(y)(v)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(y)(h)(n)	Food, Beverage & Tobacco				11,167,000	9.1	10.1
Bowery Farming Inc, Warrants	(y)(v)	Food, Beverage & Tobacco			4/30/26	161,828	0.0	0.0
Catalina Marketing Corp, Common Stock	(y)(v)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(w)(y)(v)	Media & Entertainment				2,023,714	—	—
Cengage Learning, Inc, Common Stock	(y)(v)	Media & Entertainment				227,802	7.5	4.6
Charlotte Russe Inc, Common Stock	(ac)(y)(v)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(y)(v)(n)(o)	Energy				300,000	0.1	—
Cimarron Energy Inc, Common Stock	(y)(v)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(y)(v)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(ac)(y)(f)(v)	Capital Goods				849,702	10.3	9.4
CTI Foods Holding Co LLC, Common Stock	(y)(v)	Food, Beverage & Tobacco				5,892	0.7	0.0
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.7	42.2
Empire Today LLC, Common Stock	(v)	Retailing				1,005	5.7	10.0
Envigo Laboratories Inc, Series A Warrant	(y)(s)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(y)(s)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(ac)(y)(v)	Food & Staples Retailing				103,091	—	—
Fox Head Inc, Common Stock	(y)(j)(v)	Consumer Durables & Apparel				10,000,000	8.0	10.4
Fronton BV, Common Stock	(ac)(y)(o)	Consumer Services				14,943	—	1.5
Genesys Telecommunications Laboratories Inc, Class A Shares	(y)(v)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(y)(v)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(y)(v)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(y)(v)	Capital Goods				5,000,000	2.2	4.2
Hilding Anders, Class A Common Stock	(ad)(w)(y)(v)	Consumer Durables & Apparel				4,503,411	0.1	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Hilding Anders, Class B Common Stock	(ad)(w)(y)(v)	Consumer Durables & Apparel				574,791	$0.0	$—
Hilding Anders, Class C Common Stock	(ad)(w)(y)(v)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(w)(y)(v)	Consumer Durables & Apparel		11/30/25		236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(y)(v)(s)	Capital Goods				85,385	7.1	8.6
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(y)(v)(s)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(y)(v)	Media & Entertainment				33,034	3.8	2.5
Jones Apparel Holdings, Inc., Common Stock	(y)(v)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(y)(j)(v)(u)	Materials				2,105	0.0	—
JW Aluminum Co, Preferred Stock	(ad)(j)(v)(u)	Materials	12.5% PIK (12.5% Max PIK)	2/15/28		15,279	171.1	119.0
Maverick Natural Resources LLC, Common Stock	(y)(n)(o)	Energy				259,211	84.5	133.9
MB Precision Holdings LLC, Class A—2 Units	(y)(n)(o)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(y)(h)	Software & Services				29,403	2.9	2.9
Miami Beach Medical Group LLC, Common Stock	(y)(v)	Health Care Equipment & Services				5,000,000	4.8	4.1
Micronics Filtration Holdings Inc, Common Stock	(ac)(y)(v)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(ac)(y)(v)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(ac)(y)(v)	Capital Goods				23	0.2	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(ac)(y)(v)	Capital Goods				112,780	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(ac)(y)(v)	Capital Goods				54,000	—	—
Misys Ltd, Preferred Stock	(w)(v)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			77,447,484	71.3	76.9
NBG Home, Common Stock	(y)(v)	Consumer Durables & Apparel				1,903	2.6	0.1
Nine West Holdings Inc, Common Stock	(y)(v)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(ad)(y)(v)	Health Care Equipment & Services				34,872	2.1	2.4
One Call Care Management Inc, Preferred Stock A	(ad)(y)(v)	Health Care Equipment & Services				371,992	22.8	25.4
One Call Care Management Inc, Preferred Stock B	(ad)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)	10/25/29		7,672,347	8.0	9.0
Petroplex Acidizing Inc, Preferred Stock A	(ac)(v)(ac)(y)(v)	Energy				25,012,540	4.9	—
Petroplex Acidizing Inc, Warrant	(ac)(y)(v)	Energy		12/15/26		8	—	—
Polyconcept North America Inc, Class A—1 Units	(y)(v)	Household & Personal Products				30,000	3.0	3.3
Production Resource Group LLC, Preferred Stock, Series A PIK	(ad)(y)(v)	Media & Entertainment		8/21/24		434,250	18.1	13.9
Production Resource Group LLC, Preferred Stock, Series B PIK	(ad)(y)(v)	Media & Entertainment		8/21/24		140	—	—
Professional Plumbing Group Inc, Common Stock	(y)(j)	Materials				3,000,000	2.6	2.7
Proserv Acquisition LLC, Class A Common Units	(ac)(w)(y)(v)	Energy				2,635,005	33.5	3.4
Proserv Acquisition LLC, Class A Preferred Units	(ac)(w)(y)(v)	Energy				837,780	5.4	9.5
Quorum Health Corp, Trade Claim	(y)(v)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(y)(v)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(w)(y)(j)(v)(u)	Energy				1,969,418	9.1	10.0
Sequential Brands Group Inc., Common Stock	(y)(j)(v)	Consumer Durables & Apparel				18,519	2.8	—
Sorenson Communications LLC, Common Stock	(ac)(y)(j)(v)(u)	Telecommunication Services				89,959	42.5	74.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Sound United LLC, Common Stock	(ad)(v)	Consumer Durables & Apparel				12,857,143	$17.3	$75.2
Stuart Weitzman Inc, Common Stock	(y)(v)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(ac)(y)(v)(s)(u)	Software & Services				262,516	6.9	5.1
Swift Worldwide Resources Holdco Ltd, Common Stock	(y)(v)	Energy				1,250,000	1.2	1.0
ThermaSys Corp, Common Stock	(ac)(y)(v)(u)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(y)(v)	Capital Goods				1,529	1.7	—
Trace3 Inc, Common Stock	(y)(v)	Software & Services				61,798	3.9	10.2
Versatile Processing Group Inc, Class A—2 Units	(y)(u)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(y)(v)	Energy				3,483,788	12.8	21.1
Zeta Interactive Holdings Corp, Common Stock	(aa)(y)(v)	Software & Services				3,610,212	30.8	21.2

Total Equity/Other							900.9	839.4

TOTAL INVESTMENTS—204.6%							$15,723.9	15,824.2

LIABILITIES IN EXCESS OF OTHER ASSETS—(104.6%)								(8,088.2)

NET ASSETS—100%								$7,736.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at September 30, 2021	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0 Sold	$2.1	$2.2	$(0.1)
CAD	6/7/2022	JP Morgan Chase Bank		$1.4 Sold	1.1	1.1	0.0
CAD	6/7/2022	JP Morgan Chase Bank		$1.9 Sold	1.5	1.5	0.0
CAD	11/10/2022	JP Morgan Chase Bank		$1.5 Sold	1.2	1.1	0.1
CAD	11/15/2024	JP Morgan Chase Bank		$4.0 Sold	3.2	3.1	0.1
EUR	5/6/2022	JP Morgan Chase Bank		€6.1 Sold	7.5	7.1	0.4
EUR	5/6/2022	JP Morgan Chase Bank		€1.6 Sold	2.0	1.9	0.1
EUR	5/6/2022	JP Morgan Chase Bank		€0.7 Sold	0.9	0.9	0.0
EUR	5/6/2022	JP Morgan Chase Bank		€2.2 Sold	2.7	2.6	0.1
EUR	5/6/2022	JP Morgan Chase Bank		€0.9 Sold	1.2	1.1	0.1
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.5	0.2
EUR	8/8/2025	JP Morgan Chase Bank		€4.8 Sold	5.7	5.8	(0.1)
EUR	8/8/2025	JP Morgan Chase Bank		€1.9 Sold	2.3	2.4	(0.1)
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.6	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£5.0 Sold	6.6	6.7	(0.1)
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.9	0.0
GBP	10/13/2023	JP Morgan Chase Bank		£6.2 Sold	8.5	8.3	0.2
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.4	(0.2)
NOK	8/8/2025	JP Morgan Chase Bank	NOK	11.4 Sold	1.2	1.3	(0.1)
SEK	3/15/2024	JP Morgan Chase Bank	SEK	72.8 Sold	8.5	8.4	0.1
SEK	5/10/2024	JP Morgan Chase Bank	SEK	430.3 Sold	51.4	49.7	1.7
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503 Sold	60.1	58.1	2.0
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5 Sold	4.1	4.0	0.1
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	13.9	(0.6)
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8 Sold	3.1	3.2	(0.1)

Total					$207.3	$202.7	$4.6

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.13%, the Euro Interbank Offered Rate, or EURIBOR, was (0.55)%, Candian Dollar Offer Rate, or CDOR was 0.45%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.07%, the Reykjavik Interbank Offered Rate, or REIBOR, was 1.89%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was (0.08)%, the Sterling Interbank Offered Rate, or SONIA or “SA”, was 0.05%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

(c)	Denominated in U.S dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors (see Note 8).

(e)	Listed investments may be treated as debt for GAAP or tax purposes.

(f)	Security or portion thereof held within Ambler Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 9).

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

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

(w)

The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2021, 75.8% of the Company’s total assets represented qualifying assets.

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

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

(ac)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of September 30, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$—	$—	$—	$—	$—	$—	$—	$—	$0.3	$—
Affordable Care Inc	—	115.1	—	—	0.3	115.4	1.4	—	1.6	—
Belk Inc	—	39.3	(1.3)	0.1	12.8	50.9	0.9	—	—	—
Belk Inc	—	21.7	—	—	0.4	22.1	1.1	—	—	—
Borden (New Dairy Opco)	7.6	10.5	—	—	0.9	19.0	0.4	—	—	—
Borden (New Dairy Opco)	16.8	23.3	—	—	1.9	42.0	1.7	—	—	—
Borden Dairy Co	—	—	—	1.3	(1.3)	—	—	—	—	—
Constellis Holdings LLC	—	13.9	—	—	1.1	15.0	0.5	—	—	—
Fairway Group Holdings Corp	—	1.7	(0.7)	—	(0.4)	0.6	0.4	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc(5)	0.3	—	(0.6)	—	0.3	—	—	—	—	—
HM Dunn Co Inc(5)	0.2	—	(0.3)	—	0.1	—	—	—	—	—
Micronics Filtration Holdings LLC	35.5	—	—	—	4.5	40.0	—	—	—	—
One Call Care Management Inc(5)	4.7	0.1	(4.9)	0.5	(0.4)	—	0.2	—	—	—
Petroplex Acidizing Inc	4.5	0.7	—	—	1.7	6.9	—	—	—	—
Sorenson Communications LLC(4)	—	61.7	(3.3)	0.1	3.8	62.3	1.6	—	—	—
Sungard Availability Services Capital Inc(4)	—	5.6	—	—	0.4	6.0	0.1	—	—	—
ThermaSys Corp	3.9	0.4	—	—	(1.1)	3.2	—	0.5	—	—
Senior Secured Loans—Second Lien
Belk Inc	—	4.2	—	—	0.4	4.6	—	—	—	—
Constellis Holdings LLC	—	12.5	—	—	1.0	13.5	0.2	0.3	—	—
Fairway Holdings Group Corp	—	—	—	—	—	—	—	—	—	—
Sorenson Communications LLC(4)	—	21.3	(15.0)	0.3	0.3	6.9	0.4	0.8	—	—
Sungard Availability Services Capital Inc(4)	—	13.4	0.1	—	1.0	14.5	0.5	0.1	—	—
Other Senior Secured Debt
JW Aluminum Co(5)	41.8	—	(39.4)	—	(2.4)	—	—	—	—	—
Subordinated Debt
Home Partners of America Inc	—	3.5	(3.5)	—	—	—	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	38.5	81.8	(37.3)	—	5.0	88.0	1.6	4.8	—	—
Home Partners JV, Private Equity	—	5.4	—	—	3.1	8.5	—	—	—	—
Home Partners JV, Private Equity	—	—	—	(0.6)	0.6	—	—	—	—	—
Home Partners JV, Common Stock	21.5	45.9	(22.9)	7.7	21.4	73.6	—	—	—	—
Home Partners JV 2, Structured Mezzanine	—	2.1	—	—	0.1	2.2	—	0.1	—	—
Home Partners JV 2, Private Equity	—	—	—	—	—	—	—	—	—	—
Home Partners JV 2, Private Equity	—	1.0	—	—	—	1.0	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Jet Edge International LLC, Preferred Stock	$—	$20.9	$—	$—	$(4.3)	$16.6	$0.1	$—	$—	$—
Jet Edge International, Warrant	—	—	—	—	4.3	4.3	—	—	—	—
Jet Edge International, Term Loan	—	39.4	(0.7)	—	0.3	39.0	0.8	0.3	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	24.6	—	—	—	27.1	51.7	—	—	—	—
Equity/Other
Affordable Care Inc, Preferred Stock	—	48.1	—	—	1.2	49.3	—	0.9	—	—
ASG Technologies, Common Stock	42.7	—	(78.7)	55.3	(19.3)	—	—	—	—	—
ASG Technologies, Warrant	3.5	—	(10.2)	3.7	3.0	—	—	—	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	3.2	5.2	—	—	1.7	10.1	—	—	—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Constellis Holdings LLC, Private Equity	—	10.3	—	—	(0.9)	9.4	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.2	—	—	—	0.3	1.5	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A(5)	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B(5)	—	—	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	130.5	—	(214.3)	130.7	(46.9)	—	—	—	—	—
Home Partners of America Inc, Warrant	2.1	—	(4.4)	4.1	(1.8)	—	—	—	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	93.7	—	(107.3)	—	13.6	—	—	4.2	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	—	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock(5)	2.4	—	(3.0)	—	0.6	—	—	—	—	—
One Call Care Management Inc, Preferred Stock A(5)	25.5	—	(32.3)	—	6.8	—	—	—	—	—
One Call Care Management Inc, Preferred Stock B(5)	10.6	—	(9.8)	—	(0.8)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	0.4	—	—	(0.4)	—	—	—	—	0.4
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	9.0	—	—	—	(5.6)	3.4	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
Sorenson Communications LLC, Common Stock(4)	—	42.5	—	—	32.0	74.5	—	—	—	—
Sungard Availbaility Services Capital Inc, Common Stock(4)	—	6.9	—	—	(1.8)	5.1	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—

Total	$533.8	$658.8	$(589.8)	$203.2	$64.6	$870.6	$12.0	$12.0	$1.9	$0.4

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

As of September 30, 2021

(in millions, except share amounts)

(2)

Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.

(3) Interest,	PIK, fee and dividend income presented for the full nine months ended September 30, 2021.

(4)

The Company held this investment as of December 31, 2020 but it was not deemed to be an “affiliated person” of the portfolio company or deemed to “control” the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.

(5)	The Company held this investment as of September 30, 2021 but it was deemed to “control” the portfolio company as of September 30, 2021. Transfers in or out have been presented at amortized cost.

(ad)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the nine months ended September 30, 2021, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of September 30, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$12.0	$4.1	$(15.9)	$(4.6)	$4.4	$—	$—	$—	$—	$—
Amtek Global Technology Pte Ltd	59.7	2.4	—	—	(6.7)	55.4	1.1	1.4	—	—
ATX Networks Corp	—	45.8	—	—	—	45.8	0.3	—	—	—
HM Dunn Co Inc(4)	—	48.6	(7.1)	(8.5)	—	33.0	—	—	—	—
HM Dunn Co Inc(4)	—	14.0	(19.0)	7.0	—	2.0	0.4	0.8	—	—
One Call Care Management Inc	—	9.7	(5.1)	0.1	0.3	5.0	0.2	—	0.1	—
Production Resource Group LLC	—	121.0	—	—	9.1	130.1	3.1	1.9	—	—
Production Resource Group LLC	—	3.3	—	—	0.1	3.4	0.1	—	—	—
Production Resource Group LLC	—	0.1	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	—	56.3	(0.3)	—	4.6	60.6	1.5	—	0.4	—
Production Resource Group LLC	—	10.0	—	—	0.1	10.1	0.1	—	0.1	—
Sound United LLC	14.9	—	(15.0)	—	0.1	—	0.4	—	—	—
Warren Resources Inc(4)	—	19.2	(2.0)	0.1	1.3	18.6	0.7	0.1	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	0.1	(1.9)	—	(10.6)	12.4	—	(1.9)	—	—	—
Sound United LLC	20.9	0.8	(22.6)	0.9	—	—	—	1.0	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	(0.7)	(22.9)	23.6	—	—	—	—	—
JW Aluminum Co(4)	—	75.5	—	—	6.7	82.2	4.2	—	—	—
One Call Care Management Inc(4)	—	42.5	(21.9)	—	1.7	22.3	0.4	1.1	—	—
Subordinated Debt
ATX Networks Corp	—	4.8	—	—	—	4.8	—	—	—	—
Hilding Anders	32.4	—	—	—	18.7	51.1	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	30.3	—	—	—	(30.3)	—	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	29.4	24.0	—	—	2.1	55.5	2.4	0.9	—	—
801 5th Ave, Seattle, Private Equity	10.3	9.6	—	—	2.6	22.5	—	—	—	—
Avida Holding AB, Common Stock	38.3	8.4	—	—	5.7	52.4	—	—	—	—
Kilter Finance, Preferred Stock	0.2	32.4	—	—	1.5	34.1	0.7	0.6	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of September 30, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Kilter Finance, Private Equity	$0.2	$0.3	$—	$—	$—	$0.5	$—	$—	$—	$—
KKR Rocket Loans Aggregtor LLC, Partnership Interest	—	0.8	—	—	—	0.8	—	—	—	—
Prime St LLC, Private Equity	3.9	5.2	—	—	1.7	10.8	—	—	—	—
Prime St LLC, Structured Mezzanine	22.8	24.5	—	—	2.1	49.4	0.3	1.4	—	—
Toorak Capital Funding LLC, Membership Interest	6.6	1.3	(4.9)	—	(1.3)	1.7	—	—	—	—
Toorak Capital Partners LLC, Private Equity	235.9	2.3	—	—	10.2	248.4	—	—	—	14.5
Toorak Capital Partners LLC, Structured Mezzanine	—	18.0	(18.0)	—	—	—	0.1	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	712.5	586.4	—	—	99.9	1,398.8	—	—	—	85.3
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	(16.5)	16.5	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	(0.1)	0.1	—	—	—	—	—
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	—	(1.4)	0.4	1.0	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Preferred Stock, Series A(4)	—	7.1	—	—	1.5	8.6	—	—	—	—
HM Dunn Preferred Stock, Series A(5)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock(4)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(4)	—	171.1	—	—	(52.1)	119.0	1.7	12.8	—	—
One Call Care Management Inc, Common Stock(4)	—	4.5	(2.2)	(0.2)	0.3	2.4	—	—	—	—
One Call Care Management Inc, Preferred Stock A(4)	—	48.6	(23.7)	(2.1)	2.6	25.4	—	—	—	—
One Call Care Management Inc, Preferred Stock B(4)	—	15.7	(8.8)	1.1	1.0	9.0	—	0.7	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	—	18.1	—	—	(4.2)	13.9	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Class A Units	—	—	—	(1.1)	1.1	—	—	—	—	—
Sound United LLC, Common Stock	29.3	—	—	—	45.9	75.2	—	—	—	20.0
Sound United LLC, Series I Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Sound United LLC, Series II Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Warren Resources Inc, Common Stock	—	12.8	—	—	8.3	21.1	—	—	—	—

Total	$1,259.7	$1,447.3	$(168.6)	$(58.0)	$193.6	$2,674.0	$15.8	$22.7	$0.6	$119.8

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

(3) Interest,	PIK, fee and dividend income presented for the full nine months ended September 30, 2021.

(4) The	Company held this investment as of December 31, 2020 but it was not deemed to “control” the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—111.4%
5 Arch Income Fund 2 LLC	(l)(n)(q)(w)	Diversified Financials	9.0%		11/18/23	$28.8	$28.8	$25.5
5 Arch Income Fund 2 LLC	(l)(n)(q)(v)(w)	Diversified Financials	9.0%		11/18/23	4.5	4.5	4.0
A10 Capital LLC	(g)(h)	Diversified Financials	L+650	1.0%	5/1/23	12.8	12.7	12.6
A10 Capital LLC	(v)	Diversified Financials	L+650	1.0%	5/1/23	14.1	14.1	14.0
Abaco Systems, Inc	(g)(h)(i)	Capital Goods	L+600	1.0%	12/7/21	60.6	60.0	60.6
ABB CONCISE Optical Group LLC	(g)(x)	Retailing	L+500	1.0%	6/15/23	0.7	0.7	0.7
Accuride Corp	(g)(h)(i)(x)	Capital Goods	L+525	1.0%	11/17/23	17.7	17.6	16.1
Acproducts Inc	(g)(h)(x)	Consumer Durables & Apparel	L+650	1.0%	8/18/25	41.8	39.7	43.1
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+750	1.0%	10/4/22	19.8	16.4	12.0
All Systems Holding LLC	(f)(g)(h)	Commercial & Professional Services	L+625	1.0%	10/31/23	112.2	112.3	112.6
All Systems Holding LLC	(v)	Commercial & Professional Services	L+625	1.0%	10/31/23	7.2	7.2	7.2
American Tire Distributors Inc	(g)(x)	Automobiles & Components	L+750, 0.0% PIK (1.5% Max PIK)	1.0%	9/2/24	23.0	21.7	22.0
Amtek Global Technology Pte Ltd	(j)(l)(z)	Automobiles & Components	E+500	0.0%	4/4/24	€54.4	66.3	59.7
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.3%	6/15/23	$0.6	0.6	0.6
Apex Group Limited	(l)(v)	Diversified Financials	L+700	1.3%	6/15/23	1.3	1.2	1.3
Apex Group Limited	(g)(h)(l)	Diversified Financials	L+700	1.3%	6/16/25	18.6	18.3	18.7
Apex Group Limited	(g)(l)	Diversified Financials	L+700	1.5%	6/16/25	£31.3	39.7	43.2
Ardonagh Group Ltd	(g)(l)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/26	0.1	0.2	0.2
Ardonagh Group Ltd	(l)(v)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/26	0.7	0.8	0.9
Aspect Software Inc	(g)	Software & Services	8.0% PIK (8.0% Max PIK)		1/15/21	0.0	0.0	0.0
Aspect Software Inc	(v)	Software & Services	L+500	1.0%	7/15/23	0.7	0.7	0.7
Berner Food & Beverage LLC	(g)(h)(i)	Food & Staples Retailing	L+875	1.0%	3/16/22	87.6	87.3	91.6
Borden (New Dairy Opco)	(g)(y)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25	7.6	7.6	7.6
Borden (New Dairy Opco)	(g)(y)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25	16.8	16.8	16.8
Borden Dairy Co	(g)(n)(w)(y)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	26.0	24.1	—
Charles Taylor PLC	(g)(l)	Diversified Financials	L+575	0.0%	1/24/27	£33.6	42.9	43.3
CSafe Global	(g)	Capital Goods	L+625	1.0%	12/23/27	$0.1	0.1	0.1
CSafe Global	(v)	Capital Goods	L+625	1.0%	12/23/27	1.5	1.5	1.5
CSafe Global	(g)(h)	Capital Goods	L+625	1.0%	12/23/27	16.0	15.9	15.9
CSM Bakery Products	(g)(x)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22	1.1	1.1	1.1
CTI Foods Holding Co LLC	(g)	Food, Beverage & Tobacco	L+577, 3.0% PIK (3.0% Max PIK)	1.0%	5/3/24	3.0	3.0	2.5
Distribution International Inc	(g)(h)(x)	Retailing	L+575	1.0%	12/15/23	27.6	25.2	25.3
Eagle Family Foods Inc	(v)	Food, Beverage & Tobacco	L+650	1.0%	6/14/23	7.1	7.1	7.1
Eagle Family Foods Inc	(g)(h)(i)	Food, Beverage & Tobacco	L+650	1.0%	6/14/24	45.6	45.3	45.6
Empire Today LLC	(g)(h)	Retailing	L+650	1.0%	11/17/22	75.6	75.6	76.4
Entertainment Benefits Group LLC	(g)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	4.3	4.3	3.6
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.5	0.5	0.4
Entertainment Benefits Group LLC	(g)(h)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	30.1	29.8	25.3
FloWorks International LLC	(g)(h)	Capital Goods	L+600	1.0%	10/14/26	17.2	17.0	17.0
FloWorks International LLC	(g)	Capital Goods	L+600	1.0%	10/14/26	6.4	6.4	6.4
FloWorks International LLC	(v)	Capital Goods	L+600	1.0%	10/14/26	6.4	6.4	6.4
Frontline Technologies Group LLC	(g)	Software & Services	L+525	1.0%	9/18/23	22.3	22.3	22.3
Frontline Technologies Group LLC	(g)(h)(i)	Software & Services	L+575	1.0%	9/18/23	51.9	51.6	52.0
Greystone & Co Inc	(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	36.8	36.6	37.2

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Petroplex Acidizing Inc	(g)(n)(w)(y)	Energy	L+900 PIK (L+900 Max PIK)	1.0%	12/30/21		$24.6	$22.2	$4.5
Polyconcept North America Inc	(g)(x)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		21.5	21.2	20.4
Premium Credit Ltd	(g)(l)	Diversified Financials	L+650	0.0%	1/16/26		£40.0	51.2	53.9
Project Marron	(g)(l)	Consumer Services	B+575	0.0%	7/3/25	A$	1.5	1.0	1.0
PSKW LLC	(g)	Health Care Equipment & Services	L+625	1.0%	3/9/26		$137.3	135.7	137.6
Qdoba Restaurant Corp	(g)(h)(x)	Consumer Services	L+700	1.0%	3/21/25		11.1	10.9	10.4
Reliant Rehab Hospital Cincinnati LLC	(g)(h)(i)	Health Care Equipment & Services	L+675	0.0%	9/2/24		64.8	64.5	62.4
Revere Superior Holdings Inc	(g)(h)	Software & Services	L+575	1.0%	9/30/26		12.9	12.9	13.0
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26		1.0	1.0	1.0
Roadrunner Intermediate Acquisition Co LLC	(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		10.7	10.7	10.7
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	9/30/26		3.2	3.1	3.2
RSC Insurance Brokerage Inc	(g)(h)(i)	Insurance	L+550	1.0%	10/30/26		98.4	97.8	98.3
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	10/30/26		6.3	6.3	6.3
Safe-Guard Products International LLC	(g)(i)	Diversified Financials	L+575	0.0%	1/27/27		40.0	39.6	39.9
Savers Inc	(g)(h)	Retailing	L+800, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		44.9	44.6	44.4
Savers Inc	(g)(l)	Retailing	C+850, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		$62.4	46.1	49.2
Sequa Corp	(h)(x)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		$11.4	10.8	11.4
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.7	13.7	9.2
Sequel Youth & Family Services LLC	(g)(h)	Health Care Equipment & Services	L+800	1.0%	9/1/23		80.0	80.0	53.7
Sequential Brands Group Inc.	(g)(h)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		59.0	57.8	50.9
Sorenson Communications LLC	(h)(x)	Telecommunication Services	L+650	0.0%	4/29/24		10.1	9.9	10.1
Sound United LLC	(g)(h)(z)	Consumer Durables & Apparel	L+700	1.0%	12/31/23		15.0	15.0	14.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		0.6	0.7	0.7
Sungard Availability Services Capital Inc	(v)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		0.3	0.4	0.4
Sweeping Corp of America Inc	(g)	Commercial & Professional Services	L+575	1.0%	11/30/26		10.7	10.6	10.6
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.4	3.4	3.4
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.7	1.7	1.7
Sweet Harvest Foods Management Co	(g)(i)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		24.4	24.3	24.4
Sweet Harvest Foods Management Co	(v)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		0.8	0.8	0.8
Tangoe LLC	(g)(h)(i)	Software & Services	L+650	1.0%	11/28/25		89.2	88.5	82.5
ThermaSys Corp	(g)(y)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		7.5	7.9	3.9
ThreeSixty Group	(g)(h)(i)	Retailing	L+375, 3.8% PIK (3.8% Max PIK)	1.5%	3/1/23		51.6	51.3	46.6
ThreeSixty Group	(g)(h)(i)	Retailing	L+375, 3.8% PIK (3.8% Max PIK)	1.5%	3/1/23		51.3	50.9	46.3
Torrid Inc	(g)(h)	Retailing	L+675	1.0%	12/16/24		26.3	26.0	26.3
Trace3 Inc	(g)(h)	Software & Services	L+675	1.0%	8/3/24		89.0	89.0	89.0
Transaction Services Group Ltd	(g)(l)	Software & Services	B+600	0.0%	10/15/26	A$	7.6	5.0	5.5
Transaction Services Group Ltd	(g)(h)(l)	Software & Services	L+600	0.0%	10/15/26		$15.9	15.9	14.8
Transaction Services Group Ltd	(g)(l)	Software & Services	L+600	0.0%	10/15/26		£6.1	7.8	7.8
Truck-Lite Co LLC	(g)	Capital Goods	L+625	1.0%	12/13/24		$9.3	9.2	9.0
Truck-Lite Co LLC	(v)	Capital Goods	L+625	1.0%	12/13/24		2.5	2.5	2.5
Truck-Lite Co LLC	(g)(h)(i)	Capital Goods	L+625	1.0%	12/13/26		125.4	124.1	121.8
Utility One Source LP	(h)(x)	Capital Goods	L+425	0.0%	4/18/25		0.0	0.0	0.0
Virgin Pulse Inc	(g)(h)(i)	Software & Services	L+650	1.0%	5/22/25		115.6	114.9	115.6
Warren Resources Inc	(g)(h)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21		0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	10/15/21		4.3	4.3	4.3
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	7/15/22		4.6	4.6	4.6

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	$16.9	$16.9	$17.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	7.0	7.0	7.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	14.9	14.9	15.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	11.7	11.6	11.8
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	15.8	15.8	15.8

Total Senior Secured Loans—First Lien							3,750.9	3,603.5
Unfunded Loan Commitments							(154.0)	(154.0)

Net Senior Secured Loans—First Lien							3,596.9	3,449.5

Senior Secured Loans—Second Lien—28.4%
Abaco Systems, Inc	(g)	Capital Goods	L+1,050	1.0%	6/7/22	63.4	63.0	63.4
Amtek Global Technology Pte Ltd	(g)(j)(l)(n)(w)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24	€44.9	51.3	0.1
athenahealth Inc	(g)	Health Care Equipment & Services	L+850	0.0%	2/11/27	$112.9	112.0	114.0
Belk Inc	(g)(n)(w)	Retailing	10.5%		6/12/23	19.5	14.0	2.7
Belk Inc	(g)(n)(w)	Retailing	10.5%		10/29/25	99.6	90.5	13.9
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	18.0	18.0	17.9
Culligan International Co	(g)(h)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.4	85.0
Datatel Inc	(g)	Software & Services	L+800	1.0%	10/9/28	53.7	53.0	53.0
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.8	9.2
MedAssets Inc	(g)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	62.2	62.6
NBG Home	(g)(n)(w)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	27.6	24.7	17.0
NEP Broadcasting LLC	(g)(x)	Media & Entertainment	L+700	0.0%	10/19/26	1.0	1.0	0.9
OEConnection LLC	(g)	Software & Services	L+825	0.0%	9/25/27	34.1	33.7	33.8
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750	0.0%	10/26/26	1.9	1.9	1.7
Peak 10 Holding Corp	(g)(n)(w)(x)	Telecommunication Services	L+725	0.0%	8/1/25	0.2	0.2	0.1
Petrochoice Holdings Inc	(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.1	54.9
Polyconcept North America Inc	(g)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	8.7	8.6	7.5
Pretium Packaging LLC	(g)	Household & Personal Products	L+825	0.8%	11/6/28	18.6	18.3	18.3
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.4	76.0
Rise Baking Company	(g)(h)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.9	29.1
Sequa Corp	(h)(x)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	3.6	3.5	3.1
Sorenson Communications LLC	(f)(h)	Telecommunication Services	L+1,150 PIK (L+1,150 Max PIK)		4/30/25	18.4	18.0	18.4
Sound United LLC	(g)(z)	Consumer Durables & Apparel	13.5% PIK (13.5% Max PIK)		6/30/24	21.8	20.9	20.9
Sparta Systems Inc	(g)	Software & Services	L+825	1.0%	8/21/25	35.1	34.7	34.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+400, 2.8% PIK (2.8 % Max PIK)	1.0%	8/1/24	1.9	1.9	1.9
Vestcom International Inc	(g)(h)	Consumer Services	L+825	1.0%	12/19/24	70.5	70.1	70.5
WireCo WorldGroup Inc	(h)(x)	Capital Goods	L+900	1.0%	9/30/24	3.4	3.4	2.8
Wittur Holding GmbH	(g)(l)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€56.7	60.6	66.3

Total Senior Secured Loans—Second Lien							1,035.1	879.9

Other Senior Secured Debt—2.8%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$38.3	23.6	—
Angelica Corp	(n)(t)(w)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	48.4	42.3	23.9
Black Swan Energy Ltd	(g)(l)	Energy	9.0%		1/20/24	6.0	6.0	5.9
JW Aluminum Co	(g)(x)(y)	Materials	10.3%		6/1/26	39.3	39.4	41.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lycra	(g)(l)(x)	Consumer Durables & Apparel	7.5%		5/1/25	$5.4	$5.4	$4.8
TruckPro LLC	(g)(x)	Capital Goods	11.0%		10/15/24	2.8	2.6	3.0
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	6.2

Total Other Senior Secured Debt							126.8	85.6

Subordinated Debt—5.5%
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.0	0.0	0.0
Ardonagh Group Ltd	(g)(l)(x)	Insurance	11.5%		1/15/27	0.8	0.8	0.8
athenahealth Inc	(g)	Health Care Equipment & Services	L+1,113 PIK (L+1,113 Max PIK)		2/11/27	71.2	71.2	71.5
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	19.0	18.8	17.8
Cornerstone (Ply Gem Holdings Inc)	(g)(x)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2
Craftworks Rest & Breweries Group Inc	(g)(n)(w)	Consumer Services	14.0% PIK (14.0% Max PIK)		11/1/24	7.3	7.2	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				€110.5	—	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				24.8	26.9	30.3
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	118.2	99.4	32.4
Legends Hospitality LLC	(g)	Consumer Services	L+1,000 PIK (L+1,000 Max PIK)	1.0%	5/6/26	18.2	17.9	17.9

Total Subordinated Debt							242.4	170.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—30.8%
801 5th Ave, Seattle, Private Equity	(g)(l)(n)(z)	Real Estate				4,529,676	$4.5	$10.3
801 5th Ave, Seattle, Structure Mezzanine	(g)(l)(z)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$29.4	29.4	29.4
Abacus JV, Private Equity	(g)(l)	Insurance				29,115,242	29.1	31.0
Accelerator Investments Aggregator LP, Private Equity	(g)(l)(n)	Diversified Financials				4,285,347	5.0	3.8
Altavair AirFinance, Private Equity	(g)(l)	Capital Goods				46,599,209	46.6	46.6
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	3.8	—
Australis Maritime, Common Stock	(g)(l)	Transportation				19,792,141	19.8	19.6
Avida Holding AB, Common Stock	(g)(l)(n)(z)	Diversified Financials				328,271,754	35.5	38.3
Bank of Ireland, Class B Credit Linked Floating Rate Note	(j)(l)	Banks	L+1,185		12/4/27	$14.7	14.7	14.5
Byrider Finance LLC, Structured Mezzanine	(g)	Automobiles & Components	L+1,050	0.3%	6/3/28	$2.1	2.1	2.1
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$5.5	5.5	5.5
Byrider Finance LLC, Sub Note	(g)(l)	Automobiles & Components	8.7%		2/17/25	$2.1	2.0	2.2
Callodine Commercial Finance LLC, 2L Term Loan A	(g)	Diversified Financials	L+900	1.0%	11/3/25	$37.5	37.5	37.5
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.1	12.1	12.1
Capital Automotive LP, Private Equity	(g)(l)(n)	Real Estate				10,001,344	10.0	10.0
Capital Automotive LP, Structured Mezzanine	(g)(l)	Real Estate	11.0% PIK (11.0% MAX PIK)		12/22/28	$20.0	20.0	20.0
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				69,429,554	69.4	—
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.3	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$8.5	7.5	7.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.7	1.5	1.5
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.6	1.5	1.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$99.2	87.9	87.5
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$22.1	19.6	19.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.3	$2.0	$2.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$17.6	15.6	15.5
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$8.5	7.5	7.5
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.9	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$21.2	18.8	18.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$20.9	18.5	18.4
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				5,092,915	5.1	5.7
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				1,836,896	1.8	1.9
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				16,886,437	16.9	21.5
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				585,960	0.6	0.0
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$38.5	38.5	38.5
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$9.7	9.7	9.7
Kilter Finance, Preferred Stock	(g)(l)(z)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			228,173	0.2	0.2
Kilter Finance, Private Equity	(g)(l)(n)(z)	Insurance				247,441	0.2	0.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	16.0%		5/31/23	N/A	39.1	38.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(g)(l)	Capital Goods				18,232,157	18.2	20.2
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	8.0%		6/22/22	€7.4	8.4	9.0
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	12.0%		6/22/22	$4.7	5.3	5.7
Opendoor Labs Inc, 2L Term Loan	(g)(l)	Real Estate	10.0%		1/23/26	$23.6	23.6	23.6
Opendoor Labs Inc, 2L Term Loan	(l)(v)	Real Estate	10.0%		1/23/26	$47.1	47.1	47.1
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				62,976	62.0	24.6
Prime ST LLC, Private Equity	(g)(l)(n)(z)	Real Estate				3,058,733	3.1	3.9
Prime ST LLC, Structured Mezzanine	(g)(l)(z)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$22.8	22.8	22.8
Rampart CLO 2007 1A Class Subord.	(g)(l)(n)	Diversified Financials			10/25/21	$10.0	—	—
Sofi Lending Corp, Purchase Facility	(g)(l)	Diversified Financials				32,231,687	32.2	32.6
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials				12,500,000	12.5	12.1
Toorak Capital Funding LLC, Membership Interest	(g)(l)(z)	Real Estate				N/A	5.5	6.6
Toorak Capital Partners LLC, Private Equity	(g)(z)	Real Estate				N/A	195.8	235.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)(n)	Diversified Financials			1/15/26	42.5	17.5	—

Total Asset Based Finance							1,099.5	1,025.8
Unfunded Asset Based Finance Commitments							(74.4)	(74.4)

Net Asset Based Finance							1,025.1	951.4

Strategic Credit Opportunities, LLC—23.0%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$810.3	810.3	712.5

Total Strategic Credit Opportunities Partners							810.3	712.5

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Imagine Communications Corp, Common Stock	(g)(n)	Media & Entertainment				33,034	$3.8	$2.9
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	8,404	107.3	93.7
Maverick Natural Resources, Common Stock	(n)	Energy				160,101	44.0	48.6
MB Precision Holdings LLC, Class A—2 Units	(n)(p)	Capital Goods				1,426,110	0.5	—
Miami Beach Medical Group LLC, Common Stock	(g)(n)	Health Care Equipment & Services				269,107	0.3	0.3
Micronics Filtration Holdings Inc, Common Stock	(g)(n)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				23	0.2	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(g)(y)	Capital Goods	3.0% PIK (3.0% Max PIK)		3/31/24	112,780	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(g)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/31/24	54,000	—	—
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(g)(n)(y)	Health Care Equipment & Services				4,370,566,806	3.0	2.4
One Call Care Management Inc, Preferred Stock A	(g)(n)(y)	Health Care Equipment & Services				466,194	32.3	25.5
One Call Care Management Inc, Preferred Stock B	(g)(y)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	9,615,247	9.8	10.6
Petroplex Acidizing Inc, Preferred Stock A	(g)(y)	Energy	2.0% PIK (2.0% Max PIK)			24,642,082	4.5	—
Petroplex Acidizing Inc, Warrant	(g)(n)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(g)(n)	Household & Personal Products				29,376	2.9	2.1
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	9.0
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Common Stock	(g)(n)	Health Care Equipment & Services				32,622	0.3	0.3
Quorum Health Corp, Trade Claim	(g)(n)	Health Care Equipment & Services				3,334,000	0.3	0.3
Quorum Health Corp, Trust Initial Funding Units	(g)(n)	Health Care Equipment & Services				57,595	0.1	0.1
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.3
Sequential Brands Group Inc., Common Stock	(g)(x)	Consumer Durables & Apparel				5,167	2.8	0.1
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	42.3
Sound United LLC, Class A Units	(g)(n)(z)	Consumer Durables & Apparel				649,538	1.1	—
Sound United LLC, Common Stock	(g)(n)(z)	Consumer Durables & Apparel				12,857,143	17.3	29.3
Sound United LLC, Series I Units	(g)(n)(z)	Consumer Durables & Apparel				308,948	0.5	—
Sound United LLC, Series II Units	(n)(p)(z)	Consumer Durables & Apparel				316,770	0.5	—
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	4.9
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(f)(g)(n)	Software & Services				44,857	3.1	1.5
Sweet Harvest Foods Management Co, Warrant	(g)(i)(n)	Food & Staples Retailing			6/30 /30	2,883,007	—	1.1
ThermaSys Corp, Common Stock	(f)(g)(n)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.7	—
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	1.4
Versatile Processing Group Inc, Class A—2 Units	(f)(n)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.1
Zeta Interactive Holdings Corp, Preferred Stock, Series E—1	(g)(n)	Software & Services				215,662	1.7	2.2

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Amtek Global Technology Pte Ltd, Private Equity	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Hilding Anders, ARLE PIK Interest	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	1.3	—	—	—	(1.3)	—	—	—	—	—
KKR BPT Holdings Aggregator LLC, Membership Interest	—	—	(0.4)	(17.2)	17.6	—	—	—	—	—
Sound United LLC, Class A Units	—	1.1	—	—	(1.1)	—	—	—	—	—
Sound United LLC, Common Stock	—	17.3	—	—	12.0	29.3	—	—	—	—
Sound United LLC, Series I Units	—	0.5	—	—	(0.5)	—	—	—	—	—
Sound United LLC, Series II Units	—	0.5	—	—	(0.5)	—	—	—	—	—

Total	$978.9	$527.4	$(99.8)	$(34.8)	$(112.0)	$1,259.7	$7.1	$3.8	$—	$80.0

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of September 30, 2021, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2021. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2020 included in the Company’s annual report on Form 10-K for the year ended December 31, 2020. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The December 31, 2020 consolidated balance sheet and consolidated schedule of investments

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2020. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2020 and the audited consolidated financial statements as of and for the year ended December 31, 2020 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2021.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2021 and 2020, the Company recognized $34 and $10, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Shares	Amount	Shares(1)	Amount
Share Repurchase Program	(53,374)	$(1)	(2,823,750)	$(47)
Fractional Share Repurchase	—	—	(2,051)	(0)
Issuance of Common Stock(2)	161,374,028	3,642	—	—

Net Proceeds from Share Transactions	161,320,654	$3,641	(2,825,801)	$(47)

(1)	The number of shares repurchased has been retroactively adjusted to reflect the Reverse Stock Split as discussed below.

(2)	Issuance of common stock for the 2021 Merger. Shares were issued at fair value of FSK common stock at the merger date.

During the nine months ended September 30, 2021, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 707,727 shares of common stock in the open market at an average price per share of $19.69 (totaling $14) pursuant to the DRP, and distributed such shares to participants in the DRP. During the nine months ended September 30, 2020, the administrator for the DRP purchased 1,196,874 shares of common stock in the open market at an average price per share of

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

$15.70 (totaling $19) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from October 1, 2021 to November 5, 2021, the administrator for the DRP purchased 613,887 shares of common stock in the open market at an average price per share of $22.68 (totaling $14) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

September 2021 Share Repurchase Program

In November 2020, the Company’s board of directors authorized a stock repurchase program, which went into effect in September 2021 following the consummation of the 2021 Merger. Under the program, the Company may repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases was determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The program is expected to be in effect for one year from the effective date, unless extended, or until the aggregate repurchase amount that has been approved by the Company’s board of directors has been expended, or the plan otherwise terminates pursuant to its terms. The program does not require the Company to repurchase any specific number of shares and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.

During the nine months ended September 30, 2021, the Company repurchased 53,374 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $22.32 (totaling $1).

During the period from October 1, 2021 to October 31, 2021, the Company repurchased 92,410 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $22.65 (totaling $2).

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

Note 4. Related Party Transactions

Compensation of the Investment Adviser

Pursuant to the investment advisory agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets excluding cash and cash equivalents (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective June 15, 2019, in connection with stockholder approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the Advisor reduced (by permanent waiver) the annual base management fee payable under the investment advisory agreement from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt-to-equity. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Advisor determines. The prior investment advisory agreement had substantially similar terms as the investment advisory agreement, except that the investment advisory agreement amended the prior investment advisory agreement to (i) reduce the Company’s income incentive fee rate from 20% to 17.5%; and (ii) remove the total return lookback provision applicable to the subordinated incentive fee on income from the prior investment advisory agreement. Under the prior investment advisory agreement, the subordinated incentive fee on income was subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current and eleven preceding calendar quarters minus the cumulative “per share incentive fees” accrued and/or payable for the eleven preceding calendar quarters multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income was being calculated. The definitions of “per share pre-incentive fee return” and “per share incentive fees” under the prior investment advisory agreement took into account the historic per share pre-incentive fee return of both the Company and CCT, together with the historic per share incentive fees paid by both the Company and CCT. For the purpose of calculating the “per share pre-incentive fee return,” any unrealized appreciation or depreciation recognized as a result of the purchase accounting for the Company’s acquisition of CCT was excluded. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory agreement.

In connection with the entry into the investment advisory agreement, the Advisor has agreed to waive income incentive fees in the amount of $15 per quarter for the first six full fiscal quarters of operations following the closing of the 2021 Merger, commencing on July 1, 2021, for a total waiver of $90. In addition, the Advisor has agreed to exclude from the calculation of the subordinated incentive fee on income and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the acquired FSKR investments determined in accordance with Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues as a result of the 2021 Merger.

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

The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2021 and 2020:

			Three Months Ended September 30,		Nine Months Ended September 30,
Related Party	Source Agreement	Description	2021	2020	2021	2020
The Advisor	Investment advisory agreement and prior investment advisory agreement	Base Management Fee(1)	$58	$24	$113	$80
The Advisor	Investment advisory agreement and prior investment advisory agreement	Subordinated Incentive Fee on Income(2)	$20	$—	$28	$—
The Advisor	Administration agreement	Administrative Services Expenses(3)	$5	$1	$9	$6

(1)

During the nine months ended September 30, 2021 and 2020, $104 and $86, respectively, in base management fees were paid to the Advisor. As of September 30, 2021, $58 in base management fees were payable to the Advisor.

(2)

The Advisor agreed, effective July 1, 2021, to waive up to $15 per quarter of the subordinated incentive fee on income to which it is entitled to under the investment advisory agreement. During the three and nine months ended September 30, 2021, the amount shown is net of waivers of $15 and $15, respectively. During the nine months ended September 30, 2021 and 2020, $29 and $0, respectively, of subordinated incentive fees on income were paid to the Advisor. As of September 30, 2021, subordinated incentive fees on income of $20 were payable to the Advisor.

(3)

During the nine months ended September 30, 2021 and 2020, $7 and $4, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $1.0 for the nine months ended September 30, 2021. The Company paid $7 and $6, respectively, in administrative services expenses to the Advisor during the nine months ended September 30, 2021 and 2020.

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

Affiliated Purchaser Program

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company’s common stock. In September 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the purchase of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2021 and 2020:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2020
March 31, 2020	$0.76000	$95
June 30, 2020	0.60000	75
September 30, 2020	0.60000	74

Total	$1.96000	$244

Fiscal 2021
March 31, 2021	$0.60000	$74
June 30, 2021	0.60000	75
September 30, 2021	0.65000	186

Total	$1.85000	$335

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

On November 5, 2021, the Company’s board of directors declared a regular quarterly cash distribution of $0.62 per share, which will be paid on or about January 4, 2022 to stockholders of record as of the close of business on December 15, 2021. The

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	335	100%	244	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$335	100%	$244	100%

(1)

During the nine months ended September 30, 2021 and 2020, 85.5% and 88.2%, respectively, of the Company’s gross investment income was attributable to cash income earned, 4.7% and 1.7%, respectively, was attributable to non-cash accretion of discount and 9.8% and 10.1%, respectively, was attributable to PIK interest.

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

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2021, the Company had short-term and long-term capital loss carryforwards available to offset future realized capital gains of $69 and $1,732, respectively. $85 of such losses were carried over from CCT due to the Company’s acquisition of CCT, or the 2018 Merger, $1,212 were carried over from FSKR due to the 2021 Merger, and $177 of such losses were carried over from losses generated by the Company prior to the 2018 Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

As of September 30, 2021 and December 31, 2020, the Company’s gross unrealized appreciation on a tax basis was $1,671 and $1,121, respectively. As of September 30, 2021 and December 31, 2020, the Company’s gross unrealized depreciation on a tax basis was $1,927 and $1,280, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $16,807 and $7,622 as of September 30, 2021 and December 31, 2020, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(983) and $(842) as of September 30, 2021 and December 31, 2020, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.

As of September 30, 2021, the Company had a deferred tax liability of $7 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $50 resulting from net operating losses, capital losses, and interest expense limitation carryforwards of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of September 30, 2021, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $43. For the nine months ended September 30, 2021, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,531	$9,689	61.2%	$3,597	$3,449	50.9%
Senior Secured Loans—Second Lien	1,635	1,669	10.6%	1,035	880	13.0%
Other Senior Secured Debt	147	136	0.9%	127	86	1.3%
Subordinated Debt	167	93	0.6%	243	171	2.5%
Asset Based Finance	1,946	1,999	12.6%	1,025	951	14.0%
Credit Opportunities Partners JV, LLC	1,397	1,399	8.8%	810	713	10.5%
Equity/Other	901	839	5.3%	616	530	7.8%

Total	$15,724	$15,824	100.0%	$7,453	$6,780	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of September 30, 2021, the Company held investments in sixteen portfolio companies of which it is deemed to “control.” As of September 30, 2021, the Company held investments in seventeen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of September 30, 2021 in this quarterly report on Form 10-Q.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2021, the Company had unfunded debt investments with aggregate unfunded commitments of $(1,313.7), unfunded equity/other commitments of $511.3 and unfunded commitments of $350.2 to Credit Opportunities Partners JV, LLC. As of December 31, 2020, the Company had unfunded debt investments with aggregate unfunded commitments of $228.4, unfunded equity commitments of $142.9 and unfunded commitments of $65.8 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2021 and the Company’s audited consolidated schedule of investments as of December 31, 2020.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$168	1.1%	$104	1.5%
Banks	14	0.1%	14	0.2%
Capital Goods	2,244	14.2%	799	11.8%
Commercial & Professional Services	1,569	9.9%	564	8.3%
Consumer Durables & Apparel	756	4.8%	385	5.7%
Consumer Services	263	1.7%	145	2.1%
Credit Opportunities Partners JV, LLC	1,399	8.8%	713	10.5%
Diversified Financials	691	4.4%	467	6.9%
Energy	234	1.5%	107	1.6%
Food & Staples Retailing	277	1.7%	221	3.3%
Food, Beverage & Tobacco	282	1.8%	106	1.6%
Health Care Equipment & Services	1,663	10.5%	604	8.9%
Household & Personal Products	283	1.8%	190	2.8%
Insurance	724	4.6%	208	3.1%
Materials	215	1.3%	147	2.2%
Media & Entertainment	533	3.4%	36	0.5%
Pharmaceuticals, Biotechnology & Life Sciences	243	1.5%	34	0.5%
Real Estate	790	5.0%	555	8.2%
Retailing	211	1.3%	344	5.1%
Software & Services	2,728	17.2%	770	11.3%
Technology Hardware & Equipment	49	0.3%	15	0.2%
Telecommunication Services	162	1.0%	71	1.0%
Transportation	326	2.1%	181	2.7%

Total	$15,824	100.0%	$6,780	100.0%

Credit Opportunities Partners JV, LLC

Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration,

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

calculated and payable quarterly in arrears. As of September 30, 2021, the Company and SCRS have funded approximately $1,599.8 to COPJV, of which $1,399.8 was from the Company.

On September 2, 2021, Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of COPJV, prepaid all outstanding borrowings under, and terminated, its revolving credit facility with Goldman Sachs Bank.

Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Citibank, N.A., or as amended, the Chestnut Street Funding Credit Facility, which provides for up to $400 of borrowings as of September 30, 2021. The Chestnut Street Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of three-month LIBOR (subject to a 0% floor) plus 2.25%. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus 2.25%. Chestnut Street Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Chestnut Street Funding Credit Facility matures on September 18, 2024. As of September 30, 2021, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $177.6. Borrowings under the Chestnut Street Funding Credit Facility are secured by substantially all of the assets of Chestnut Street Funding.

Boxwood Drive Funding LLC, or Boxwood Drive Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Boxwood Drive Funding Credit Facility, which provides for up to $300 of borrowings as of September 30, 2021. The Boxwood Drive Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 2.05% to 3.15% during the reinvestment period and 2.50% to 3.25% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Boxwood Drive Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Boxwood Drive Funding Credit Facility matures on April 15, 2025. As of September 30, 2021, total outstanding borrowings under the Boxwood Drive Funding Credit Facility were $49.7. Borrowings under the Boxwood Drive Funding Credit Facility are secured by substantially all of the assets of Boxwood Drive Funding.

Big Cedar Creek LLC, or Big Cedar Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Big Cedar Creek Funding Credit Facility, which provides for up to $300 of borrowings as of September 30, 2021. The Big Cedar Creek Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65% thereafter. Big Cedar Creek Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Big Cedar Creek Funding Credit Facility matures on March 11, 2025. As of September 30, 2021, total outstanding borrowings under the Big Cedar Creek Funding Credit Facility were $87.6. Borrowings under the Big Cedar Creek Funding Credit Facility are secured by substantially all of the assets of Big Cedar Creek.

Green Creek LLC, or Green Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Green Creek Funding Credit Facility, which provides for up to $500 of borrowings as of September 30, 2021. The Green Creek Credit Facility provides for loans in U.S. dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of three-month LIBOR (subject to a 0% floor) plus 3.30%. Foreign currency loans bear interest at the rate of the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Green Creek Funding also pays a commitment fee of up to 3.30% on undrawn commitments. The Green Creek Funding Credit Facility matures on January 30, 2022. As of September 30, 2021, total outstanding borrowings under the Green Creek Funding Credit Facility were $348.9. Borrowings under the Green Creek Funding Credit Facility are secured by substantially all of the assets of Green Creek Funding.

On August 17, 2021, COPJV sold in a private placement $225 of aggregate principal amount of Series B senior unsecured notes, or the COPJV Notes, to qualified institutional buyers in reliance on Section 4(a)(2) of the Securities Act. Interest of the COPJV Notes is payable semi-annually on the 17th of each of February and August, at a fixed annual rate of 3.62%, commencing

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

February 17, 2022. This interest rate is subject to increase up to 4.12% in the event that the COPJV Notes cease to be rated investment grade, and the COPJV Notes will be subject to an additional 2.0% of default interest during the continuance of an event of default. The COPJV Notes mature on August 17, 2026, unless redeemed, purchased or prepaid prior to such date by COPJV in accordance with their terms. The COPJV Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness that COPJV may issue. COPJV used the net proceeds from the private placement for general corporate purposes, including to make investments, repay existing debt and make permitted distributions.

COPJV was in compliance with all covenants required by its financing arrangements as of September 30, 2021 and December 31, 2020.

During the nine months ended September 30, 2021, the Company sold investments with a cost of $596.1 for proceeds of $615.5 to COPJV and recognized a net realized gain (loss) of $19.4 in connection with the transactions. As of September 30, 2021, $351.9 of these sales to COPJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of September 30, 2021 and December 31, 2020, COPJV had total investments with a fair value of $2,481.7 and $1,544.3, respectively. As of September 30, 2021 and December 31, 2020, COPJV had two and two investments on non-accrual status, respectively.

Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Total debt investments(1)	$2,276.5	$1,436.3
Weighted average annual yield on accruing debt investments(2)	8.5%	8.6%
Number of portfolio companies in COPJV	78	66
Largest investment in a single portfolio company(1)	$131.0	$72.6
Unfunded commitments(1)	$27.7	$21.6

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Credit Opportunities Partners JV, LLC Portfolio

As of September 30, 2021 (in millions)

(Unaudited)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—99.6%
ABB CONCISE Optical Group LLC	(j)(k)	Retailing	L+500	1.0%	6/15/23		$15.5	$13.5	$15.0
Advania Sverige AB	(e)	Software & Services	R+610, 0.0% PIK (2.0% Max PIK)	0.0%	3/30/28	ISK	1,644.9	12.8	12.6
Advania Sverige AB	(e)	Software & Services	SR+610	0.0%	4/1/28	SEK	588.0	66.4	67.3
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/23		$6.1	5.1	4.6
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+375	0.0%	7/30/25		€4.8	4.6	5.5
Ardonagh Group Ltd	(e)(i)	Insurance	E+725	1.0%	7/14/26		0.5	0.5	0.6
Ardonagh Group Ltd	(e)(i)	Insurance	L+725	0.8%	7/14/26		£3.8	4.7	5.2
Arrotex Australia Group Pty Ltd	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	109.4	73.8	79.1
Arrotex Australia Group Pty Ltd	(e)(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		8.0	5.7	5.7
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+600	1.0%	7/5/24		$2.2	2.2	2.2
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+550	1.0%	7/5/24	C$	14.4	10.5	11.0
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24		1.3	1.0	1.0
Belk Inc	(o)(p)(g)	Retailing	10.0%, 0.0% PIK (8.0% Max PIK)		7/31/25		$2.8	1.3	2.2
Belk Inc		Retailing	L+750	1.0%	7/31/25		0.6	0.6	0.6
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/24		€11.3	12.6	8.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24	$16.0	$16.0	$9.9
Bugaboo International BV	(e)(h)(n)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25	€35.0	40.8	40.5
Caprock Midstream LLC	(i)	Energy	L+475	0.0%	11/3/25	$13.3	13.1	13.2
Catapult Learning LLC	(e)(j)(n)	Consumer Services	L+850	1.0%	4/24/23	14.8	14.7	14.8
Catapult Learning LLC	(e)(i)(j)	Consumer Services	L+453	1.0%	4/24/23	38.9	38.6	38.9
Catapult Learning LLC	(e)(f)	Consumer Services	L+850	1.0%	4/24/23	0.4	0.4	0.4
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/23	4.4	4.4	4.4
Catapult Learning LLC	(e)(f)	Consumer Services	L+453	1.0%	4/24/23	1.2	1.2	1.2
Child Development Schools Inc	(e)(j)	Consumer Services	L+425	1.0%	5/21/23	8.4	8.4	8.4
Child Development Schools Inc	(e)(f)	Consumer Services	L+425	1.0%	5/21/23	2.5	2.5	2.5
CSafe Global	(e)(k)	Capital Goods	L+625	1.0%	12/23/27	24.9	24.8	25.1
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/28	9.2	9.2	9.2
Datatel Inc	(h)	Software & Services	L+375	0.8%	10/7/27	2.4	2.4	2.4
Distribution International Inc	(k)	Retailing	L+575	1.0%	12/15/23	13.8	12.2	13.9
Eagleclaw Midstream Ventures LLC	(k)	Energy	L+425	1.0%	6/24/24	11.1	10.6	11.1
EIF Van Hook Holdings LLC	(i)(k)	Energy	L+525	0.0%	9/5/24	8.4	8.0	7.8
Entertainment Benefits Group LLC	(e)(k)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	2.6	2.6	2.5
FloWorks International LLC	(e)(h)(k)	Capital Goods	L+700	1.0%	10/14/26	24.8	24.5	24.5
Frontline Technologies Group LLC	(e)(i)	Software & Services	L+575	1.0%	9/18/23	19.8	19.8	19.8
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/26	30.2	30.0	30.1
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/25	15.8	15.7	15.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Industria Chimica Emiliana Srl	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€113.9	$125.0	$137.7
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	L+500	0.8%	5/26/27		$23.8	23.6	23.5
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+575	1.0%	11/7/26		29.5	28.1	29.7
Kettle Cuisine LLC	(j)	Food, Beverage & Tobacco	L+375	1.0%	8/25/25		16.5	16.4	15.7
Lexitas Inc	(e)(h)	Commercial & Professional Services	L+600	1.0%	11/14/25		18.7	18.6	19.1
Lionbridge Technologies Inc	(e)(i)(j)	Consumer Services	L+700	1.0%	12/29/25		28.7	28.0	29.0
Lipari Foods LLC	(e)(k)	Food & Staples Retailing	L+575	1.0%	1/6/25		65.6	65.6	66.3
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+500	1.5%	7/3/24		35.5	32.7	35.8
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/27		5.0	5.0	5.0
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26		2.1	1.9	2.2
Parts Town LLC	(e)(k)(n)	Retailing	L+550	1.0%	10/15/25		52.3	52.1	51.5
Parts Town LLC	(e)(f)	Retailing	L+550	1.0%	10/15/25		3.2	3.2	3.1
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24		9.0	8.7	8.6
Premium Credit Ltd	(e)(h)(i)	Diversified Financials	L+650	0.0%	1/16/26		£51.2	66.3	69.0
Project Marron	(e)(h)(j)	Consumer Services	B+575	0.0%	7/2/25	A$	66.8	46.0	44.9
Project Marron	(e)(i)(j)	Consumer Services	C+575	0.0%	7/2/25	C$	52.5	39.8	38.7
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		$9.9	9.8	9.8
Qdoba Restaurant Corp	(k)(n)	Consumer Services	L+700	1.0%	3/21/25		3.5	3.2	3.4
Reliant Rehab Hospital Cincinnati LLC	(e)(j)	Health Care Equipment & Services	L+675	0.0%	9/2/24		19.8	19.2	19.1
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26		19.8	19.8	20.0
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		16.0	15.7	15.7

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		$0.3	$0.3	$0.3
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		1.6	1.6	1.6
RSC Insurance Brokerage Inc	(e)(k)	Insurance	L+550	1.0%	10/30/26		19.0	19.0	19.2
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/27		75.5	76.1	75.5
Sequa Corp	(h)(j)(k)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		45.4	43.7	46.2
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/25		7.1	6.7	6.7
Staples Canada	(e)(h)(i)(k)(n)	Retailing	C+700	1.0%	9/12/24	C$	90.5	69.0	71.4
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/16/25		$11.1	9.5	11.0
Trace3 Inc	(e)(k)	Software & Services	L+675	1.0%	8/3/24		32.6	32.4	32.6
Transaction Services Group Ltd	(e)(j)(k)(n)	Software & Services	B+650	0.0%	10/15/26	A$	162.0	111.0	114.9
West Corp	(i)	Software & Services	L+350	1.0%	10/10/24		$2.6	$2.5	$2.5
West Corp	(i)	Software & Services	L+400	1.0%	10/10/24		12.4	12.1	12.2
WireCo WorldGroup Inc	(k)	Capital Goods	L+500	1.0%	9/29/23		0.1	0.1	0.1
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/28		53.7	53.1	53.9
Yak Access LLC	(n)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.6

Total Senior Secured Loans—First Lien								1,581.6	1,612.9
Unfunded Loan Commitments								(20.0)	(20.0)

Net Senior Secured Loans—First Lien								1,561.6	1,592.9

Senior Secured Loans—Second Lien—24.7%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26		2.5	2.2	2.5
Ammeraal Beltech Holding BV	(e)(k)(n)	Capital Goods	L+775	0.0%	9/12/26		93.0	91.0	92.1
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26		0.4	0.4	0.4

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Excelitas Technologies Corp	(h)(i)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	$16.0	$12.9	$16.0
Misys Ltd	(h)(i)(k)	Software & Services	L+725	1.0%	6/13/25	41.2	38.6	41.5
Paradigm Acquisition Corp	(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26	0.2	0.2	0.2
Pure Fishing Inc	(e)(k)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	46.8	42.0	46.8
Sequa Corp	(k)(n)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	39.1	33.4	38.6
SIRVA Worldwide Inc	(j)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.0	3.4
Transplace	(k)	Transportation	L+875	1.0%	10/6/25	3.3	2.6	3.3
Watchfire Enterprises Inc	(e)(j)	Technology Hardware & Equipment	L+825	1.0%	10/2/24	9.3	8.8	9.3
WireCo WorldGroup Inc	(n)	Capital Goods	L+900	1.0%	9/30/24	8.8	7.4	8.8
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€120.2	131.0	132.0

Total Senior Secured Loans—Second Lien							373.5	394.9

Other Senior Secured Debt—1.4%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	$22.5	21.9	22.3

Total Other Senior Secured Debt							21.9	22.3

Asset Based Finance—24.6%
Abacus JV, Private Equity	(e)	Insurance				31,916,927	32.8	34.1
Comet Aircraft S.a.r.l., Common Stock	(e)(o)(p)(g)(n)	Capital Goods	12.4%		2/28/22	$21.5	21.5	2.7
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials				$1.0	0.0	4.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials				4,102,288	$4.1	$5.4
Home Partners JV, Common Stock	(e)(o)	Real Estate				15,249,687	22.9	34.5
Home Partners JV, Structured Mezzanine	(e)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$37.3	37.3	37.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(o)(n)	Capital Goods				19,642,734	24.4	18.6
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	£1.3	1.8	1.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	€4.8	5.6	5.5
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	$7.4	7.4	7.4
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	€6.9	8.1	8.0
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	$10.7	10.7	10.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	£1.9	2.6	2.5
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/25	$28.1	28.1	28.6
Luxembourg Life Fund—Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/26	$49.8	49.4	49.4
Luxembourg Life Fund—Absolute Return Fund III, Term Loan	(e)(f)	Insurance	L+925	0.0%	5/27/26	$7.7	7.7	7.6

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Luxembourg Life Fund—Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	L+925	0.0%	4/1/23	$94.6	$94.1	$94.3
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	17.2%		1/25/27	$30.0	9.3	12.5
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$18.9	18.6	18.9
Sealane Trade Finance	(e)(m)	Banks	L+963	0.0%	5/8/23	$11.2	11.2	10.8
Sealane Trade Finance	(e)(m)	Banks	L+375	0.0%	5/8/23	$5.0	5.0	5.0

Total Asset Based Finance							402.6	400.4
Unfunded Commitments							(7.7)	(7.7)

Net Asset Based Finance							394.9	392.7

Equity/Other—4.9%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(o)	Energy				13,556	3.6	3.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(o)	Energy				115,178,571	30.5	28.3
Belk Inc, Common Stock	(e)(o)	Retailing				381	—	—
One Call Care Management Inc, Common Stock	(e)(o)	Health Care Equipment & Services				34,873	2.2	2.4
One Call Care Management Inc, Preferred Stock A	(e)(o)	Health Care Equipment & Services				371,993	23.7	25.5
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.8	9.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Zeta Interactive Holdings Corp, Common Stock	(o)(k)	Software & Services				1,766,696	$15.1	$10.4

Total Equity/Other							83.9	78.9

TOTAL INVESTMENTS—155.2%							$2,435.8	$2,481.7

Derivative Instruments—(0.7)%

Foreign currency forward contracts								$(12.0)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.13%, the Euro Interbank Offered Rate, or EURIBOR, was (0.55)%, Candian Dollar Offer Rate, or CDOR was 0.45%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.07%, the Reykjavik Interbank Offered Rate, or REIBOR, was 1.89%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was (0.08)%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

(n)	Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.

(o)	Security is non-income producing.

(p)	Asset is on non-accrual status.

Credit Opportunities Partners JV, LLC Portfolio

As of December 31, 2020 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—124.6%
A10 Capital LLC	(e)(h)(i)	Diversified Financials	L+650	1.0%	5/1/23		$17.5	$17.3	$17.3
ABB CONCISE Optical Group LLC	(i)	Retailing	L+500	1.0%	6/15/23		12.1	10.0	11.0
Apex Group Limited	(e)(h)	Diversified Financials	L+700	1.3%	6/15/23		0.7	0.6	0.7
Apex Group Limited	(e)(f)	Diversified Financials	L+700	1.3%	6/15/23		1.4	1.3	1.4
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+700	1.3%	6/16/25		67.4	67.2	68.1
Ardonagh Group Ltd	(e)(k)	Insurance	E+750, 0.0% PIK (2.3% Max PIK)	1.0%	7/14/26		€0.5	0.5	0.6
Ardonagh Group Ltd	(e)(k)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/26		£3.7	4.6	5.2
Arrotex Australia Group Pty Ltd	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	68.9	46.0	53.6
Arrotex Australia Group Pty Ltd	(e)(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		4.9	3.8	3.8
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24	C$	1.3	1.0	1.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+550	1.0%	7/5/24		$2.2	2.2	2.2
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	C+550	1.0%	7/5/24	C$	14.5	10.5	11.1
Belk Inc	(g)(l)	Retailing	L+675	1.0%	7/31/25		$3.8	3.4	1.4

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Big Bus Tours Ltd	(e)(i)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/18/24	€10.5	$11.7	$8.7
Big Bus Tours Ltd	(e)(i)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/18/24	$14.9	14.9	10.1
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)	0.0%	3/20/25	€35.0	40.6	42.7
Cambium Learning Group Inc	(i)(k)	Consumer Services	L+450	0.0%	12/18/25	$45.1	43.4	44.9
Catapult Learning LLC	(e)(i)	Consumer Services	L+475	1.0%	4/24/23	2.1	2.1	2.1
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/23	2.3	2.4	2.3
Catapult Learning LLC	(e)(i)(k)	Consumer Services	L+635	1.0%	4/24/23	39.1	38.7	38.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/23	1.2	1.2	1.1
Catapult Learning LLC	(e)(h)(i)	Consumer Services	L+635	1.0%	4/24/23	14.9	14.7	14.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/23	0.4	0.4	0.4
Child Development Schools Inc	(e)(i)	Consumer Services	L+425	1.0%	5/21/23	9.3	9.3	9.2
Child Development Schools Inc	(e)(f)	Consumer Services	L+425		5/21/23	2.5	2.5	2.5
CSM Bakery Products	(h)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22	1.3	1.2	1.3
Diamond Resorts International Inc	(h)	Consumer Services	L+375	1.0%	9/2/23	5.7	5.6	5.5
Eacom Timber Corp	(e)(h)(i)(k)	Materials	L+650	1.0%	11/20/23	59.2	59.2	59.2
Frontline Technologies Group LLC	(e)	Software & Services	L+575	1.0%	9/18/23	19.9	20.0	20.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
HealthChannels LLC	(i)	Health Care Equipment & Services	L+450	0.0%	4/3/25		$24.3	$24.1	$23.3
Huws Gray Ltd	(e)(h)	Materials	L+525	0.5%	4/11/25		£21.7	28.7	29.3
Huws Gray Ltd	(e)(f)	Materials	L+525	0.5%	4/11/25		6.7	8.9	8.9
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24		€3.1	3.7	3.8
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24		£1.3	1.7	1.8
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25		€16.3	$19.1	$19.9
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25		£6.0	7.9	8.1
Industria Chimica Emiliana Srl	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26		€62.5	68.6	77.3
Kellermeyer Bergensons Services LLC	(e)(i)(k)	Commercial & Professional Services	L+650	1.0%	11/7/26		$29.8	28.2	30.1
Kettle Cuisine LLC	(i)	Food, Beverage & Tobacco	L+375	1.0%	8/25/25		16.6	16.5	14.2
Koosharem LLC	(k)	Commercial & Professional Services	L+450	1.0%	4/18/25		17.1	17.0	16.8
Lionbridge Technologies Inc	(e)(i)(k)	Consumer Services	L+625	1.0%	12/29/25		29.8	29.0	29.8
MedAssets Inc	(h)	Health Care Equipment & Services	L+450	1.0%	10/20/22		6.8	6.8	6.8
Parts Town LLC	(e)(h)	Retailing	L+550	1.0%	10/15/25		24.8	24.6	23.8
Precision Global Corp	(e)(i)	Materials	L+475	1.0%	8/3/24		9.1	8.7	8.3
Premium Credit Ltd	(e)(k)	Diversified Financials	L+650	0.0%	1/16/26		£10.6	13.0	14.3
Project Marron	(e)(i)	Consumer Services	C+575	0.0%	7/2/25	C$	23.8	18.0	17.5
Project Marron	(e)(i)	Consumer Services	B+575	0.0%	7/3/25	A$	28.8	19.5	20.5

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Qdoba Restaurant Corp	(h)	Consumer Services	L+700	1.0%	3/21/25		$1.6	$1.4	$1.5
Reliant Rehab Hospital Cincinnati LLC	(e)	Health Care Equipment & Services	L+675	0.0%	9/2/24		19.9	19.2	19.2
Roadrunner Intermediate Acquisition Co LLC	(e)(i)(k)	Health Care Equipment & Services	L+675	1.0%	3/15/23		19.9	19.7	19.9
Safe-Guard Products International LLC	(e)(i)	Diversified Financials	L+575	0.0%	1/27/27		20.5	20.4	20.4
Sequa Corp	(i)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		12.2	11.6	12.3
Smart & Final Stores LLC	(k)	Food & Staples Retailing	L+675	0.0%	6/20/25		18.5	17.1	18.7
Staples Canada	(e)(h)	Retailing	C+700	1.0%	9/12/24	C$	43.6	32.9	34.6
Technimark LLC	(i)	Materials	L+375	0.0%	8/8/25		$18.4	18.3	18.2
Total Safety US Inc	(k)	Capital Goods	L+600	1.0%	8/16/25		3.9	3.2	3.7
Transaction Services Group Ltd	(e)(h)(i)	Software & Services	B+600	0.0%	10/15/26	A$	99.5	68.6	71.2
Virgin Pulse Inc	(e)	Software & Services	L+650	1.0%	5/22/25		$19.9	19.9	19.9
Yak Access LLC	(h)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.7

Total Senior Secured Loans—First Lien								1,013.2	1,035.6
Unfunded Loan Commitments								(21.6)	(21.6)

Net Senior Secured Loans—First Lien								991.6	1,014.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Senior Secured Loans—Second Lien—28.9%
Access CIG LLC	(k)	Commercial & Professional Services	L+775	0.0%	2/27/26	$0.6	$0.5	$0.6
Ammeraal Beltech Holding BV	(e)(h)	Capital Goods	L+800	1.0%	9/12/26	40.7	40.0	39.2
BCA Marketplace PLC	(e)(h)	Retailing	L+825	0.0%	11/22/27	£47.7	62.4	64.0
Excelitas Technologies Corp	(k)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	$8.4	6.6	8.5
Misys Ltd	(k)	Software & Services	L+725	1.0%	6/13/25	6.2	4.9	6.2
Resource Label Group LLC	(e)(i)	Materials	L+850	1.0%	11/26/23	15.0	13.4	14.9
Sequa Corp	(h)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	19.4	15.3	16.9
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.0	3.2
Watchfire Enterprises Inc	(e)(i)	Technology Hardware & Equipment	L+800	1.0%	10/2/21	9.3	7.6	9.1
WireCo WorldGroup Inc	(h)	Capital Goods	L+900	1.0%	9/30/24	10.3	8.4	8.4
Wittur Holding GmbH	(e)(h)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€55.3	60.3	64.6

Total Senior Secured Loans—Second Lien							222.4	235.6

Other Senior Secured Debt—1.0%
Cleaver-Brooks Inc	(h)	Capital Goods	7.9%		3/1/23	$8.4	7.1	8.3

Total Other Senior Secured Debt							7.1	8.3

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Subordinated Debt—5.3%
Home Partners of America Inc	(e)(h)	Real Estate	L+625	1.0%	10/8/22	$42.9	$42.6	$42.8

Total Subordinated Debt							42.6	42.8

Asset Based Finance—23.8%
Comet Aircraft S.a.r.l., Common Stock	(e)(g)(h)(l)	Capital Goods	12.4%		2/28/22	$21.5	21.5	4.8
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(h)	Diversified Financials				N/A	—	8.9
Global Lending Services LLC, Private Equity	(e)(h)(l)	Diversified Financials				6,981,478	7.0	7.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(h)	Capital Goods				19,642,734	24.4	21.8
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	8.0%		6/22/22	$15.5	15.5	15.5
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	12.0%		6/22/22	$9.8	9.8	9.8
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(h)	Insurance	L+750	1.5%	2/27/25	$30.6	30.7	30.7
Luxembourg Life Fund—Long Term Growth Fund, 1L Term Loan	(e)(h)	Insurance	9.0%		7/23/21	$32.5	32.0	32.5

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
MP4 2013-2A Class Subord. B	(e)(h)(l)	Diversified Financials			7/25/29	$21.0	$4.2	$3.1
NewStar Clarendon 2014-1A Class D	(e)(h)(l)	Diversified Financials			1/25/27	$17.9	6.5	5.6
Pretium Partners LLC P1, Structured Mezzanine	(e)(k)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$12.0	11.7	12.0
Pretium Partners LLC P2, Structured Mezzanine	(e)(k)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$25.3	23.8	25.5
Sealane Trade Finance	(e)(j)	Banks	L+375	0.0%	5/8/23	$5.0	5.0	5.0
Sealane Trade Finance	(e)(j)	Banks	L+963	0.0%	5/8/23	$12.0	12.0	11.1

Total Asset Based Finance							204.1	194.1
Equity/Other—6.1%
ASG Technologies, Common Stock	(e)(i)(l)	Software & Services				540,346	30.0	20.1
Home Partners of America Inc, Common Stock	(e)(i)(l)	Real Estate				18,419	30.0	29.4

Total Equity/Other							60.0	49.5

TOTAL INVESTMENTS—189.7%							$1,527.8	$1,544.3

Derivative Instruments—(1.4)%

Foreign currency forward contracts								$(11.4)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

(c)	Denominated in U.S. dollars unless otherwise noted.

(d)	Fair value determined by the Company’s board of directors.

(e)	Investments classified as Level 3.

(f)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.

(g)	Asset is on non-accrual status.

(h)	Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs.

(i)	Security or portion thereof held within Chestnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A.

(j)	Security or portion thereof held within JCF Cayman Ltd and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs.

(k)	Security or portion thereof held within Boxwood Drive Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.

(l)	Security is non-income producing.

Below is selected balance sheet information for COPJV as of September 30, 2021 and December 31, 2020:

	As of
	September 30, 2021	December 31, 2020
Selected Balance Sheet Information
Total investments, at fair value	$2,481.7	$1,544.3
Cash and other assets	728.5	188.6

Total assets	3,210.2	1,732.9

Debt	1,183.5	722.0
Other liabilities	428.1	196.8

Total liabilities	1,611.6	918.8

Member’s equity	$1,598.6	$814.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected statement of operations information for COPJV for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Selected Statement of Operations Information
Total investment income	$56.6	$32.8	$128.8	$81.3
Expenses
Interest expense	12.7	5.3	27.0	16.4
Custodian and accounting fees	0.5	0.2	0.7	0.4
Administrative services	2.7	0.9	4.5	2.9
Professional services	0.2	0.1	0.5	0.5
Other	0.2	0.0	0.3	0.0

Total expenses	16.3	6.5	33.0	20.2

Net investment income	40.3	26.3	95.8	61.1
Net realized and unrealized gain (loss)	(10.1)	31.7	56.6	(117.8)

Net increase in net assets resulting from operations	$30.2	$58.0	$152.4	$(56.7)

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of September 30, 2021 and December 31, 2020:

		Fair Value
Derivative Instrument	Statement Location	September 30, 2021	December 31, 2020
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$6	$1
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(1)	(3)

Total		$5	$(2)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the nine months ended September 30, 2021 and 2020 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2021	2020
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$0	$0

Total		$0	$0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

		Net Unrealized Gains (Losses)
		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2021	2020
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$8	$1

Total		$8	$1

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$6	$(1)	$—	$—	$5

Total	$6	$(1)	$—	$—	$5

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—

Total	$(1)	$1	$—	$—	$—

	As of December 31, 2020
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$1	$(1)	$—	$—	$—

Total	$1	$(1)	$—	$—	$—

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(3)	$1	$—	$—	$(2)

Total	$(3)	$1	$—	$—	$(2)

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.

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

The average notional balance for foreign currency forward contracts during the nine months ended September 30, 2021 and 2020 was $129.0 and $36.1, respectively.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of September 30, 2021 and December 31, 2020, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2021
Valuation Inputs	(Unaudited)	December 31, 2020
Level 1—Price quotations in active markets	$21	$—
Level 2—Significant other observable inputs	861	260
Level 3—Significant unobservable inputs	13,543	5,807
Investments measured at net asset value(1)	1,399	713

	$15,824	$6,780

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2021 and December 31, 2020.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the nine months ended September 30, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2021
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,276	$862	$36	$152	$951	$530	$5,807
Accretion of discount (amortization of premium)	28	8	—	—	2	1	39
Net realized gain (loss)	35	(93)	(21)	(7)	9	191	114
Net change in unrealized appreciation (depreciation)	280	158	25	(4)	126	31	616
Purchases	7,907	974	52	8	1,217	451	10,609
Paid-in-kind interest	12	4	—	—	29	21	66
Sales and repayments	(2,197)	(628)	(48)	(93)	(335)	(410)	(3,711)
Transfers into Level 3	—	—	—	—	—	3	3
Transfers out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$9,341	$1,285	$44	$56	$1,999	$818	$13,543

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$290	$84	$(1)	$19	$125	$84	$601

	For the Nine Months Ended September 30, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,358	$1,015	$152	$313	$737	$572	$6,147
Accretion of discount (amortization of premium)	5	2	—	1	—	1	9
Net realized gain (loss)	(131)	(16)	(93)	(17)	(4)	(89)	(350)
Net change in unrealized appreciation (depreciation)	(42)	(114)	13	(67)	(53)	(42)	(305)
Purchases	1,061	5	—	27	335	48	1,476
Paid-in-kind interest	15	3	3	11	19	12	63
Sales and repayments	(960)	(59)	(42)	(120)	(177)	(13)	(1,371)
Transfers into Level 3	58	—	—	—	—	—	58
Transfers out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$3,364	$836	$33	$148	$857	$489	$5,727

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(71)	$(118)	$(11)	$(76)	$(6)	$(103)	$(385)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2021 and December 31, 2020 were as follows:

Type of Investment	Fair Value at September 30, 2021 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,852	Discounted Cash Flow	Discount Rate	4.7% - 25.7% (8.2%)	Decrease
	1,543	Cost
	1,251	Waterfall	EBITDA Multiple	0.1x - 11.0x (6.5x)	Increase
	24	Other(3)
Subordinated Debt	56	Waterfall	EBITDA Multiple	7.0x - 8.0x (7.9x)	Increase
Asset Based Finance	967	Waterfall	EBITDA Multiple	1.0x - 18.8x (3.8x)	Increase
	893	Discounted Cash Flow	Discount Rate	4.2% - 15.9% (10.0%)	Decrease
	99	Other(3)
	35	Cost
	5	Indicative Dealer Quotes		2.8% - 41.8% (29.9%)	Increase
Equity/Other	691	Waterfall	EBITDA Multiple	0.1x - 15.3x (7.5x)	Increase
	59	Discounted Cash Flow	Discount Rate	10.0% - 25.0% (11.9%)	Decrease
	55	Cost
	13	Other(3)

Total	$13,543

Type of Investment	Fair Value at December 31, 2020	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,519	Discounted Cash Flow	Discount Rate	5.7% - 18.6% (9.0%)	Decrease
	418	Waterfall	EBITDA Multiple	0.1x - 12.7x (7.2x)	Increase
	237	Cost
Subordinated Debt	71	Discounted Cash Flow	Discount Rate	12.3% - 12.3% (12.3%)	Decrease
	63	Waterfall	EBITDA Multiple	7.8x - 11.5x (7.8x)	Increase
	18	Cost
Asset Based Finance	535	Waterfall	EBITDA Multiple	1.0x - 12.0x (3.6x)	Increase
	287	Discounted Cash Flow	Discount Rate	4.2% - 15.2% (9.9%)	Decrease
	59	Other(3)
	70	Cost
Equity/Other	346	Waterfall	EBITDA Multiple	0.1x - 12.5x (7.4x)	Increase
	135	Option Pricing Model	Equity Illiquidity Discount	11.0% - 50.0% (11.9%)	Decrease
	49	Other(3)

Total	$5,807

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

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2021, the aggregate amount outstanding of the senior securities issued by the Company was $8,511. As of September 30, 2021, the Company’s asset coverage was 191%.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2021 and December 31, 2020. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2020. Any significant changes to the Company’s financing arrangements during the nine months ended September 30, 2021 are discussed below.

	As of September 30, 2021 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Ambler Credit Facility(2)(8)	Revolving Credit Facility	L+2.25%(1)	$140		$60	November 22, 2024
Burholme Prime Brokerage Facility(2)(8)	Prime Brokerage Facility	L+1.25%(1)	—		—	March 28, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	240		60	June 2, 2024
Darby Creek Credit Facility(2)(8)	Revolving Credit Facility	L+1.95%(1)	250		—	February 26, 2024
Dunlap Credit Facility(2)(8)	Revolving Credit Facility	L+2.00%(1)	470		30	February 26, 2024
Juniata River Credit Facility(2)(8)	Revolving Credit Facility	L+2.50% - L+2.75%(1)	640		—	July 15, 2022 - April 11, 2023
Meadowbrook Run Credit Facility(2)(8)	Revolving Credit Facility	L+2.25%(1)	300		—	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	2,429	(5)	1,771	December 23, 2025
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
4.250% Notes due 2025(6)(8)	Unsecured Notes	4.25%	475		—	February 14, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
3.400% Notes due 2026(6)	Unsecured Notes	3.40%	1,000		—	January 15, 2026
2.625% Notes due 2027(6)	Unsecured Notes	2.63%	400		—	January 15, 2027
CLO-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352		—	January 15, 2031

Total			$8,511		$1,921

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €236 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD4 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.79 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £98 has been converted to U.S dollars at an exchange rate of £1.00 to $1.35 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD118 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.72 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars.

(6)

As of September 30, 2021, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes and the 2.625% notes was approximately $460, $245, $432, $502, $502, $280, $1,045 and $401, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(7)

As of September 30, 2021, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

(8)

As of June 16, 2021, the Company assumed all of FSKR’s obligations under its notes, credit facilities, and FSKR’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

	As of December 31, 2020
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	$260		$40	December 2, 2023
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	615	(5)	1,000	December 23, 2025
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
3.400% Notes due 2026(6)	Unsecured Notes	3.40%	1,000		—	January 15, 2026
CLO-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.85%–3.01%(1)	352		—	January 15, 2031

Total			$4,042		$1,040

(1)	LIBOR is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.

(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the three and nine months ended September 30, 2021 and 2020, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended September 30,
	2021			2020
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Ambler Credit Facility(2)	$1	$—	$1	$—	$—	$—
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	1	0	1	1	1	2
Darby Creek Credit Facility(2)	2	—	2	—	—	—
Dunlap Credit Facility(2)	2	—	2	—	—	—
Juniata River Credit Facility(2)	5	—	5	—	—	—
Locust Street Credit Facility(2)	—	—	—	2	1	3
Meadowbrook Run Credit Facility(2)	3	—	3	—	—	—
Senior Secured Revolving Credit Facility(2)	13	1	14	7	1	8
4.750% Notes due 2022	5	0	5	5	0	5
5.000% Notes due 2022	3	—	3	3	—	3
4.625% Notes due 2024	5	1	6	5	0	5
4.125% Notes due 2025	5	1	6	5	1	6
4.250% Notes due 2025	5	(2)	3	—	—	—
8.625% Notes due 2025	5	0	5	5	1	6
3.400% Notes due 2026	8	1	9	—	—	—
2.625% Notes due 2027	3	0	3	—	—	—
CLO-1 Notes	2	0	2	2	0	2

Total	$68	$2	$70	$35	$5	$40

	Nine Months Ended September 30,
	2021			2020
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Ambler Credit Facility(2)	$1	$—	$1	$—	$—	$—
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	3	0	3	5	1	6
Darby Creek Credit Facility(2)	2	—	2	—	—	—
Dunlap Credit Facility(2)	3	—	3	—	—	—
Juniata River Credit Facility(2)	6	—	6	—	—	—
Locust Street Funding Credit Facility(2)	—	—	—	11	1	12
Meadowbrook Run Credit Facility(2)	3	—	3	—	—	—
Senior Secured Revolving Credit Facility(2)	23	2	25	33	2	35
4.750% Notes due 2022	16	0	16	16	0	16
5.000% Notes due 2022	9	—	9	9	—	9
4.625% Notes due 2024	14	1	15	14	1	15
4.125% Notes due 2025	15	1	16	15	2	17
4.250% Notes due 2025	6	(2)	4	—	—	—
8.625% Notes due 2025	16	1	17	9	1	10
3.400% Notes due 2026	25	4	29	—	—	—
2.625% Notes due 2027	3	0	3	—	—	—
CLO-1 Notes	6	0	6	8	0	8

Total	$151	$7	$158	$120	$8	$128

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

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2021 were $5,502 and 3.59%, respectively. As of September 30, 2021, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.22%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2020 were $4,269 and 3.72%, respectively. As of September 30, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.65%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2021 and December 31, 2020.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

FSKR Credit Facilities

On June 16, 2021, as a result of the consummation of the 2021 Merger, the Company assumed all of FSKR’s obligations under its Senior Secured Revolving Credit Facility, resulting in FSK remaining the sole borrower thereunder, and the various wholly-owned special purpose financing subsidiaries of FSKR became wholly-owned special purpose financing subsidiaries of the Company. Such special purpose financing subsidiaries and their outstanding credit facilities are (a) Darby Creek LLC and the Darby Creek Credit Facility, (b) Dunlap Funding LLC and the Dunlap Credit Facility, (c) Juniata River LLC and the Juniata River Credit Facility, (d) Burholme Funding LLC and the Burholme Prime Brokerage Facility, (e) Ambler Funding LLC and the Ambler Credit Facility and (f) Meadowbrook Run LLC and the Meadowbrook Run Credit Facility (such credit facilities, together with the prior obligations of FSKR under the Senior Secured Revolving Credit Facility, collectively, the “FSKR Credit Facilities”). Information regarding the FSKR Credit Facilities is set forth in “Part I—Item 1. Financial Statements—Notes to Unaudited Consolidated Financial Statements—Note 9. Financing Arrangements” in FSKR’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 10, 2021.

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

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2021, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
Advanced Dermatology & Cosmetic Surgery	$3.6
Advanced Dermatology & Cosmetic Surgery	8.7
Advania Sverige AB	37.5
Affordable Care Inc	12.8
Affordable Care Inc	43.5
Alera Group Intermediate Holdings Inc	9.2
American Vision Partners	7.8
American Vision Partners	38.9
Arcos LLC/VA	4.5
Ardonagh Group Ltd	22.8
Ardonagh Group Ltd	54.8
Arrotex Australia Group Pty Ltd	2.2
AxiomSL Ltd	2.4
AxiomSL Ltd	2.3
Barbri Inc	30.2
BGB Group LLC	19.9
Corsearch Intermediate Inc	4.4

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
CSafe Global	30.7
Dental Care Alliance Inc	18.0
Entertainment Benefits Group LLC	1.2
FloWorks International LLC	21.5
Follett Software Co	5.6
Foundation Consumer Brands LLC	6.6
Galway Partners Holdings LLC	11.7
Galway Partners Holdings LLC	31.7
Heniff Transportation Systems LLC	11.3
Higginbotham Insurance Agency Inc	2.6
Individual FoodService	4.5
Individual FoodService	3.3
Insight Global LLC	21.1
J S Held LLC	13.9
J S Held LLC	24.1
Karman Space Inc	3.6
KBP Investments LLC	26.7
Kellermeyer Bergensons Services LLC	47.4
Lakeview Farms Inc	10.8
Lakeview Farms Inc	6.0
Lexitas Inc	15.0
Lexitas Inc	5.4
MB2 Dental Solutions LLC	90.0
Med-Metrix	31.3
Med-Metrix	7.8
Monitronics International Inc	33.8
Motion Recruitment Partners LLC	59.6
Net Documents	7.3
Net Documents	2.9
New Era Technology Inc	18.5
New Era Technology Inc	4.6
Oxford Global Resources LLC	15.3
Oxford Global Resources LLC	6.4
P2 Energy Solutions Inc.	10.6
Parata Systems	22.0
Parata Systems	5.5
Production Resource Group LLC	20.2
Revere Superior Holdings Inc	3.2
Rise Baking Company	4.4
RSC Insurance Brokerage Inc	7.6
RSC Insurance Brokerage Inc	23.2
SAMBA Safety Inc	6.1
SAMBA Safety Inc	2.4
Sequel Youth & Family Services LLC	14.5
Sequential Brands Group Inc.	7.7
Source Code LLC	15.0
Spins LLC	7.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Summit Interconnect Inc	48.7
Sweeping Corp of America Inc	1.3
Sweeping Corp of America Inc	3.9
Truck-Lite Co LLC	25.2
Wealth Enhancement Group LLC	28.2
Wealth Enhancement Group LLC	0.4
Woolpert Inc	25.6
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	11.0
Callodine Commercial Finance LLC, 2L Term Loan B	40.3
Home Partners JV 2, Structured Mezzanine	14.8
Jet Edge International LLC, Term Loan	38.3
Toorak Capital Partners LLC, Structured Mezzanine	20.0

Total	$1,313.7

Unfunded Asset Based Finance/Other commitments	$511.3

(1)	May be commitments to one or more entities affiliated with the named company.

As of September 30, 2021, the Company’s debt commitments are comprised of $332.4 revolving credit facilities and $981.3 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(5.6). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

As of September 30, 2021, the Company also has an unfunded commitment to provide $350.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2021 and December 31, 2020.

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	Nine Months Ended September 30, 2021 (Unaudited)	Year Ended December 31, 2020
Per Share Data:(1)
Net asset value, beginning of period	$25.02	$30.54
Results of operations(2)
Net investment income (loss)	2.11	2.66
Net realized and unrealized appreciation (depreciation) on investments and secured borrowing and gain/loss on foreign currency	4.29	(5.85)

Net increase (decrease) in net assets resulting from operations	6.40	(3.19)

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights (continued)

	Nine Months Ended September 30, 2021 (Unaudited)	Year Ended December 31, 2020
Stockholder distributions(3)
Distributions from net investment income	(1.85)	(2.56)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(1.85)	(2.56)

Capital share transactions
Issuance of common stock(4)	(2.20)	—
Repurchases of common stock(5)	0.00	0.23
Deduction of deferred costs(6)	(0.23)	—

Net increase (decrease) in net assets resulting from capital share transactions	(2.43)	0.23

Net asset value, end of period	$27.14	$25.02

Per share market value, end of period	$22.04	$16.56

Shares outstanding, end of period	285,076,619	123,755,965

Total return based on net asset value(7)	15.87%	(9.69)%

Total return based on market value(8)	44.74%	(19.73)%

Ratio/Supplemental Data:
Net assets, end of period	$7,736	$3,096
Ratio of net investment income to average net assets(9)	10.71%	10.44%
Ratio of total operating expenses to average net assets(9)	9.14%	9.71%
Ratio of net operating expenses to average net assets(9)	8.73%	9.71%
Portfolio turnover(10)	37.81%	32.95%
Total amount of senior securities outstanding, exclusive of treasury securities	$8,511	$4,042
Asset coverage per unit(11)	1.91	1.77

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.

(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.

(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.

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

(6)

Represents the impact on NAV of merger accounting by the permanent write-off of the Company’s deferred merger costs and FSKR’s deferred costs and prepaid assets as well as the mark-to-market of FSKR’s 4.25% Notes.

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

(9)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2021 are annualized. Annualized ratios for the nine months ended September 30, 2021 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2021. The following is a schedule of supplemental ratios for the nine months ended September 30, 2021 and year ended December 31, 2020:

	Nine Months Ended September 30, 2021 (Unaudited)	Year Ended December 31, 2020
Ratio of net subordinated income incentive fees to average net assets	0.76%	—
Ratio of interest expense to average net assets	4.28%	5.36%
Ratio of excise taxes to average net assets	—	0.32%

(10)	Portfolio turnover for the nine months ended September 30, 2021 is not annualized.

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

The 2021 Merger was considered a tax-free reorganization. The 2021 Merger was accounted for in accordance with the asset acquisition method of accounting as detailed in Accounting Standards Codification 805-50, Business Combinations—

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Acquisition of FSKR (continued)

Related Issues. The fair value of the consideration paid by the Company in the 2021 Merger was allocated to the assets acquired and liabilities assumed based on their relative fair values as of the date of acquisition and did not give rise to goodwill.

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

Note 13. Subsequent Events

1.650% Notes due 2024 Notes and 3.125% Notes due 2028

On October 12, 2021, the Company and U.S. Bank National Association, or the Trustee, entered into a Ninth Supplemental Indenture, or the Ninth Supplemental Indenture, and a Tenth Supplemental Indenture, or the Tenth Supplemental Indenture, to the Indenture, dated July 14, 2014, between the Company and the Trustee, or the Base Indenture, and together with the Ninth Supplemental Indenture and the Tenth Supplemental Indenture, the Indenture. The Ninth Supplemental Indenture relates to the Company’s issuance of $500 aggregate principal amount of its 1.650% notes due 2024, or the 2024 Notes. The Tenth Supplemental Indenture relates to the Company’s issuance of $750 aggregate principal amount of its 3.125% notes due 2028, or the 2028 Notes, and together with the 2024 Notes, the Notes.

The 2024 Notes will mature on October 12, 2024 and the 2028 Notes will mature on October 12, 2028. The Notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2024 Notes bear interest at a rate of 1.650% per year, and the 2028 Notes bear interest at a rate of 3.125% per year, payable semi-annually on April 12th and October 12th of each year, commencing on April 12, 2022. The Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the Notes and

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 13. Subsequent Events (continued)

the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding Notes at a price equal to 100% of the principal amount of such Notes plus accrued and unpaid interest to the repurchase date.

5.000% Notes due 2022

On October 12, 2021, the Company issued a notice of redemption providing for the redemption of its 5.00% senior notes due 2022, or the 2022 Notes, in full on November 11, 2021 for 100% of the aggregate principal amount of the 2022 Notes, plus the accrued and unpaid interest through, but excluding, November 11, 2021. All of the 2022 Notes will be redeemed in connection with the redemption.

Juniata River Credit Facility

On October 12, 2021, Juniata River LLC prepaid all outstanding borrowings under, and terminated, its revolving credit facility with JPMorgan Chase Bank, N.A.

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

Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2021 and for the Year Ended December 31, 2020

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2021:

Net Investment Activity(1)	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
Purchases	$2,781	$11,755
Sales and Repayments	(1,806)	(3,720)

Net Portfolio Activity	$975	$8,035

	For the Three Months Ended September 30, 2021				For the Nine Months Ended September 30, 2021
New Investment Activity by Asset Class(1)	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$2,495	90%	$1,102	61%	$8,091	69%	$2,244	60%
Senior Secured Loans—Second Lien	129	5%	306	17%	1,339	11%	653	18%
Other Senior Secured Debt	—	—	47	3%	95	1%	52	1%
Subordinated Debt	—	—	5	0%	25	0%	98	3%
Asset Based Finance	92	3%	69	4%	1,174	10%	293	8%
Credit Opportunities Partners JV, LLC	—	—	—	—	587	5%	—	—
Equity/Other	65	2%	277	15%	444	4%	380	10%

Total	$2,781	100%	$1,806	100%	$11,755	100%	$3,720	100%

(1)	Purchases and new investments for the nine months ended September 30, 2021 include investments acquired at a cost of $7,227 in connection with the 2021 Merger.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,531	$9,689	61.2%	$3,597	$3,449	50.9%
Senior Secured Loans—Second Lien	1,635	1,669	10.6%	1,035	880	13.0%
Other Senior Secured Debt	147	136	0.9%	127	86	1.3%
Subordinated Debt	167	93	0.6%	243	171	2.5%
Asset Based Finance	1,946	1,999	12.6%	1,025	951	14.0%
Credit Opportunities Partners JV, LLC	1,397	1,399	8.8%	810	713	10.5%
Equity/Other	901	839	5.3%	616	530	7.8%

Total	$15,724	$15,824	100.0%	$7,453	$6,780	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Number of Portfolio Companies	190	164
% Variable Rate Debt Investments (based on fair value)(1)(2)	69.2%	63.5%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	9.3%	9.0%
% Other Income Producing Investments (based on fair value)(3)	13.4%	16.9%
% Non-Income Producing Investments (based on fair value)(2)	4.4%	8.1%
% of Investments on Non-Accrual (based on fair value)	3.7%	2.5%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.1%	8.8%
Weighted Average Annual Yield on All Debt Investments(5)	8.5%	7.9%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)	Does not include investments on non-accrual status.
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

For the nine months ended September 30, 2021, our total return based on net asset value was 15.87% and our total return based on market value was 44.74%. For the year ended December 31, 2020, our total return based on net asset value was (9.69)% and our total return based on market value was (19.73)%. See footnotes 7 and 8 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our Direct Originations as of September 30, 2021 and December 31, 2020:

Characteristics of All Direct Originations held in Portfolio	September 30, 2021	December 31, 2020
Number of Portfolio Companies	158	135
% of Investments on Non-Accrual (based on fair value)	3.5%	2.6%
Total Cost of Direct Originations	$14,858.6	$7,048.4
Total Fair Value of Direct Originations	$15,019.1	$6,447.3
% of Total Investments, at Fair Value	94.9%	95.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.0%	8.7%
Weighted Average Annual Yield on All Debt Investments(2)	8.4%	7.8%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2021 and December 31, 2020:

	September 30, 2021 (Unaudited)		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$168	1.1%	$104	1.5%
Banks	14	0.1%	14	0.2%
Capital Goods	2,244	14.2%	799	11.8%
Commercial & Professional Services	1,569	9.9%	564	8.3%
Consumer Durables & Apparel	756	4.8%	385	5.7%
Consumer Services	263	1.7%	145	2.1%
Credit Opportunities Partners JV, LLC	1,399	8.8%	713	10.5%
Diversified Financials	691	4.4%	467	6.9%
Energy	234	1.5%	107	1.6%
Food & Staples Retailing	277	1.7%	221	3.3%
Food, Beverage & Tobacco	282	1.8%	106	1.6%
Health Care Equipment & Services	1,663	10.5%	604	8.9%
Household & Personal Products	283	1.8%	190	2.8%
Insurance	724	4.6%	208	3.1%
Materials	215	1.3%	147	2.2%
Media & Entertainment	533	3.4%	36	0.5%
Pharmaceuticals, Biotechnology & Life Sciences	243	1.5%	34	0.5%
Real Estate	790	5.0%	555	8.2%
Retailing	211	1.3%	344	5.1%
Software & Services	2,728	17.2%	770	11.3%
Technology Hardware & Equipment	49	0.3%	15	0.2%
Telecommunication Services	162	1.0%	71	1.0%
Transportation	326	2.1%	181	2.7%

Total	$15,824	100.0%	$6,780	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$12,172	77%	$4,538	67%
2	2,304	14%	1,537	23%
3	1,078	7%	349	5%
4	270	2%	356	5%

Total	$15,824	100%	$6,780	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and September 30, 2020

Revenues

Our investment income for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$239	66.4%	$98	66.7%	$442	61.6%	$341	71.6%
Paid-in-kind interest income	35	9.7%	17	11.6%	70	9.8%	48	10.1%
Fee income	31	8.6%	3	2.0%	65	9.1%	21	4.4%
Dividend income	55	15.3%	29	19.7%	140	19.5%	66	13.9%

Total investment income(1)	$360	100.0%	$147	100.0%	$717	100.0%	$476	100.0%

(1)

Such revenues represent $301 and $128 of cash income earned as well as $59 and $19 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2021 and 2020, respectively, and represent $613 and $420 cash income earned as well as $104 and $56 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2021 and 2020, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest and fee income during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 can primarily be attributed to the increase in assets resulting from the 2021 Merger.

The increase in fee income for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 can be primarily attributed to structuring fees and prepayment fees received in connection with increased investment and repayment activity during the current period.

The increase in dividend income during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 can be primarily attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC. The increase in dividend income for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 can be primarily attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC, and a one-time dividend of $20 from one of our equity investments during the nine months ended September 30, 2021.

Expenses

Our operating expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Management fees	$58	$24	$113	$80
Subordinated income incentive fees	35	—	43	—
Administrative services expenses	5	1	9	6
Accounting and administrative fees	1	0	2	1
Interest expense	70	40	158	128
Other	5	4	12	8

Total operating expenses	$174	$69	$337	$223

Incentive fee waiver	(15)	—	(15)	—

Total net expenses	$159	$69	$322	$223

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Ratio of operating expenses to average net assets	2.26%	2.38%	6.85%	6.93%
Ratio of incentive fee waiver to average net assets(1)	(0.19)%	—%	(0.30)%	—%

Ratio of net operating expenses to average net assets	2.07%	2.38%	6.55%	6.93%
Ratio of net incentive fees and interest expense to average net assets(1)	1.17%	1.38%	3.78%	3.98%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.90%	1.00%	2.77%	2.95%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $201 ($0.71 per share) and $78 ($0.63 per share) for the three months ended September 30, 2021 and 2020, respectively. The increase in net investment income during the three months ended September 30, 2021 compared to the three months ended September 30, 2020 can primarily be attributed to higher investment income during the three months ended September 30, 2021 as discussed above.

Our net investment income totaled $395 ($2.11 per share) and $253 ($2.03 per share) for the nine months ended September 30, 2021 and 2020, respectively. The increase in net investment income during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 can primarily be attributed to higher investment income during the nine months ended September 30, 2021 as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments and foreign currency for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net realized gain (loss) on investments(1)	$197	$(207)	$123	$(403)
Net realized gain (loss) on foreign currency forward contracts	0	0	0	0
Net realized gain (loss) on foreign currency	(1)	(2)	(4)	(5)

Total net realized gain (loss)	$196	$(209)	$119	$(408)

(1)

We sold investments and received principal repayments, respectively, of $867 and $939 during the three months ended September 30, 2021 and $189 and $133 during the three months ended September 30, 2020. We sold investments and received principal repayments, respectively, of $1,300 and $2,420 during the nine months ended September 30, 2021 and $1,032 and $674 during the nine months ended September 30, 2020.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net change in unrealized appreciation (depreciation) on investments	$(142)	$356	$784	$(396)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	5	(1)	8	1
Net change in unrealized gain (loss) on foreign currency	10	(14)	28	2

Total net change in unrealized appreciation (depreciation)	$(127)	$341	$820	$(393)

The net change in unrealized appreciation (depreciation) during the three months ended September 30, 2021 was driven primarily by the sale of one of our equity positions. The net change in unrealized appreciation (depreciation) during the nine months ended September 30, 2021 was driven primarily by $628 of appreciation resulting from the merger accounting associated with the 2021 Merger, as well as strong performance of one portfolio company during the quarter.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended September 30, 2021, the net increase in net assets resulting from operations was $270 ($0.95 per share) compared to a net increase in net assets resulting from operations of $210 ($1.70 per share) during the three months ended September 30, 2020.

For the nine months ended September 30, 2021, the net increase in net assets resulting from operations was $1,334 ($7.13 per share) compared to a net decrease in net assets resulting from operations of $(548) ($(4.40) per share) during the nine months ended September 30, 2020.

This “Results of Operations” section should be read in conjunction with “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of September 30, 2021, we had $241 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,921 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2021, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of September 30, 2021, we had unfunded debt investments with aggregate unfunded commitments of $1,313.7, unfunded equity/other commitments of $511.3 and unfunded commitments of $350.2 of Credit Opportunities Partners JV, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2021, the aggregate amount outstanding of the senior securities issued by us was $8.5 billion. As of September 30, 2021, our asset coverage was 191%. See “ —Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2021:

	As of September 30, 2021 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
Ambler Credit Facility(2)(8)	Revolving Credit Facility	L+2.25%(1)	$140		$60	November 22, 2024
Burholme Prime Brokerage Facility(2)(8)	Prime Brokerage Facility	L+1.25%(1)	—		—	March 28, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% – 2.00%(1)(3)	240		60	June 2, 2024
Darby Creek Credit Facility(2)(8)	Revolving Credit Facility	L+1.95%(1)	250		—	February 26, 2024
Dunlap Credit Facility(2)(8)	Revolving Credit Facility	L+2.00%(1)	470		30	February 26, 2024
Juniata River Credit Facility(2)(8)	Revolving Credit Facility	L+2.50%–2.75%(1)	640		—	July 15, 2022 — April 11, 2023
Meadowbrook Run Credit Facility(2)(8)	Revolving Credit Facility	L+2.25%(1)	300		—	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75%–2.00%(1)(4)	2,429	(5)	1,771	December 23, 2025
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
4.250% Notes due 2025(6)(8)	Unsecured Notes	4.25%	475		—	February 14, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
3.400% Notes due 2026(6)	Unsecured Notes	3.40%	1,000		—	January 15, 2026
2.625% Notes due 2027(6)	Unsecured Notes	2.63%	400		—	January 15, 2027
CLO-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.85%– 3.01%(1)	352		—	January 15, 2031

Total			$8,511		$1,921

(1)	LIBOR is subject to a 0% floor.
(2)	The carrying amount outstanding under the facility approximates its fair value.
(3)	The spread over LIBOR is determined by reference to the amount outstanding under the facility.
(4)	The spread over LIBOR is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.
(5)

Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €236 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD4 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.79 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £98 has been converted to U.S dollars at an exchange rate of £1.00 to $1.35 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD118 has been converted to U.S dollars at an exchange rate of A1.00 to $0.72 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars.
(6)

As of September 30, 2021, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes and the 2.625% was approximately $460, $245, $432, $502, $502, $280, $1,045 and $401, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(7)

As of September 30, 2021, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

(8)

As of June 16, 2021, the Company assumed all of FSKR’s obligations under its notes, credit facilities, and FSKR’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.

RIC Status and Distributions

We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the tenth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we will be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2021 or 2020 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2021 and 2020:

	Distribution
For the Three Months Ended	Per Share(1)	Amount
Fiscal 2020
March 31, 2020	$0.76000	$95
June 30, 2020	0.60000	75
September 30, 2020	0.60000	74

Total	$1.96000	$244

Fiscal 2021
March 31, 2021	$0.60000	$74
June 30, 2021	0.60000	75
September 30, 2021	0.65000	186

Total	$1.85000	$335

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our unaudited consolidated financial statements included herein.

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.

Recent Developments

On October 12, 2021, the Company entered into the Ninth Supplemental Indenture and Tenth Supplemental Indenture in connection with the Notes. For additional discussion of the Notes, see Note 13 to our unaudited consolidated financial statements included herein.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2021 and 2020.

A summary of our significant contractual payment obligations for the repayment of outstanding indebtedness at September 30, 2021 is as follows:

		Payments Due By Period
	Maturity Date(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Ambler Credit Facility(2)	November 22, 2024	$140	—	—	$140	—
Burholme Prime Brokerage Facility(3)	March 28, 2022	—	—	—	—	—
CCT Tokyo Funding Credit Facility(4)	June 2, 2024	$240	—	$240	—	—
Darby Creek Credit Facility(5)	February 26, 2024	$250	—	$250	—	—
Dunlap Credit Facility(6)	February 26, 2024	$470	—	$470	—	—
Juniata River Credit Facility(7)	July 15, 2022 — April 11, 2023	$640	$640	—	—	—
Meadowbrook Run Credit Facility(8)	November 22, 2024	$300	—	—	$300	—
Senior Secured Revolving Credit Facility(9)	December 23, 2025	$2,429	—	—	$2,429	—
4.750% Notes due 2022	May 15, 2022	$450	$450	—	—	—
5.000% Notes due 2022	June 28, 2022	$245	$245	—	—	—
4.625% Notes due 2024	July 15, 2024	$400	—	$400	—	—
4.125% Notes due 2025	February 1, 2025	$470	—	—	$470	—
4.250% Notes due 2025	February 14, 2025	$475	—	—	$475	—
8.625% Notes due 2025	May 15, 2025	$250	—	—	$250	—
3.400% Notes due 2026	January 15, 2026	$1,000	—	—	$1,000	—
2.625% Notes due 2027	January 15, 2027	$400	—	—	—	$400
CLO-1 Notes	January 15, 2031	$352	—	—	—	$352

(1)	Amounts outstanding under the financing arrangements will mature, and all accrued and unpaid interest thereunder will be due and payable, on the maturity date.
(2)	At September 30, 2021, $60 remained unused under the Ambler Credit Facility.
(3)	At September 30, 2021, $0 remained unused under the Burholme Prime Brokerage Facility.
(4)	At September 30, 2021, $60 remained unused under the CCT Tokyo Funding Credit Facility.
(5)	At September 30, 2021, $0 remained unused under the Darby Creek Credit Facility.
(6)	At September 30, 2021, $30 remained unused under the Dunlap Credit Credit Facility.
(7)	At September 30, 2021, $0 remained unused under the Juniata River Credit Facility.
(8)	At September 30, 2021, $0 remained unused under the Meadowbrook Run Credit Facility.
(9)

At September 30, 2021, $1,771 remained unused under the Senior Secured Revolving Credit Facility. Amount includes borrowing in Euros, Canadian dollars, pound sterling and Australian dollars. Euro balance outstanding of €236 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.16 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD4 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.79 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars. Pound sterling balance outstanding of £98 has been converted to U.S dollars at an exchange rate of £1.00 to $1.35 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD118 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.72 as of September 30, 2021 to reflect total amount outstanding in U.S. dollars.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of September 30, 2021, 69.2% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 9.3% were debt investments paying fixed interest rates while 13.4% were other income producing investments, 4.4% consisted of non-income producing investments, and the remaining 3.7% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. In 2020, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Pursuant to the terms of the Ambler Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Dunlap Credit Facility, Juniata River Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility and the CLO-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes and the 2.625% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2021 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 13 basis points	$(1)	$(6)	$5	0.5%
No change	—	—	—	—
Up 100 basis points	30	48	(18)	(1.8)%
Up 300 basis points	251	145	106	10.5%
Up 500 basis points	472	242	230	22.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2021 and 2020, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2021, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2021 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of September 30, 2021					Economic Hedging As of September 30, 2021
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2021 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	118.7	$85.8	$87.8	$8.8	A$	3.0	$2.2
British Pound Sterling		£94.9	127.8	135.0	13.5		£19.6	26.4
Canadian Dollars		$11.5	9.1	10.0	1.0		$8.7	6.8
Euros		€440.7	510.2	359.9	36.0		€19.9	23.3
Icelandic Krona	ISK	1,292.1	9.9	10.3	1.0	ISK	—	—
Norwegian Krone	NOK	383.8	43.9	52.4	5.2	NOK	59.1	6.7
Swedish Krona	SEK	725.3	82.8	72.1	7.2	SEK	1,203.4	137.3

Total			$869.5	$727.5	$72.7			$202.7

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of September 30, 2021, the net contractual amount of our foreign currency forward contracts totaled $202.7, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2021, we had outstanding borrowings denominated in foreign currencies of €236, CAD4, £98 and AUD118 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K, as supplemented by our quarterly reports on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2020, the Company’s board of directors authorized a stock repurchase program, which went into effect in September 2021 following the consummation of the 2021 Merger, or the September 2021 Share Repurchase Program. Under the September 2021 Share Repurchase Program, the Company is permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases was determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The September 2021 Share Repurchase Program is expected to be in effect for one year from the effective date, unless extended, or until the aggregate repurchase amount that has been approved by the Company’s board of directors has been expended, or the plan otherwise terminates pursuant to its terms. The September 2021 Share Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure stockholders that any shares will be repurchased under the program. The September 2021 Share Repurchase Program may be suspended, extended, modified or discontinued at any time.

During the nine months ended September 30, 2021, the Company repurchased 53,374 shares of common stock pursuant to the September 2021 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $22.32 (totaling $1). During the period from October 1, 2021 to October 31, 2021, the Company repurchased 92,410 shares of common stock pursuant to the September 2021 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $22.65 (totaling $2).

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle, or the Affiliated Purchaser, that may invest from time to time in shares of the Company. In September 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The Affiliated Purchaser Program provides for the purchase of up to $100 worth of shares of our common stock, subject to the limitations provided therein.

During the nine months ended September 30, 2021, the Affiliated Purchaser Program purchased 535,700 shares of common stock at an average price per share (inclusive of commissions paid) of $22.32 (totaling $12). During the period from October 1, 2021 to October 31, 2021, the Affiliated Purchaser Program purchased 680,819 shares of common stock at an average price per share (inclusive of commissions paid) of $22.47 (totaling $15).

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended September 30, 2021. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	—	$—	—	$—
August 1, 2021 through August 31, 2021	—	—	—	—
September 1, 2021 through September 30, 2021	589,074	22.32	589,074	$187

	589,074	$22.32	589,074

(1)	Amount includes commissions paid.
(2)	Includes amounts pursuant to the September 2021 Share Repurchase Program and the Affiliated Purchaser Program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, by and among FS Investment Corporation, IC Acquisition, Inc., Corporate Capital Trust, Inc. and FS/KKR Advisor, LLC, dated as of July 22, 2018. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 23, 2018.)

2.2	Agreement and Plan of Merger, dated as of November 23, 2020, by and among FS KKR Capital Corp., FS KKR Capital Corp. II, Rocky Merger Sub, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

2.3	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on June 3, 2019.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.5	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.6	Third Amended and Restated Bylaws of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.4	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.5	Fourth Supplemental Indenture, dated as of July 15, 2019, relating to the 4.625% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.6	Form of 4.625% Notes due 2024. (Included as Exhibit A to the Fourth Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.7	Fifth Supplemental Indenture, dated as of November 20, 2019, relating to the 4.125% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.8	Form of 4.125% Notes due 2025. (Included as Exhibit A to the Fifth Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.9	Sixth Supplemental Indenture, dated as of April 30, 2020 relating to the 8.625% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.10	Form of 8.625% Notes due 2025. (Included as Exhibit A to the Sixth Supplemental Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.11	Seventh Supplemental Indenture, dated as of December 10, 2020 relating to the 3.400% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.12	Form of 3.400% Notes due 2026. (Included as Exhibit A to the Seventh Supplemental Indenture in Exhibit 4.11) (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.13	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.14	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.13) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.15	Indenture, dated as of February 14, 2020, by and between FS KKR Capital Corp. II and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.16	First Supplemental Indenture, dated as of February 14, 2020, relating to the 4.250% Notes due 2025, by and between FS KKR Capital Corp. II and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.17	Second Supplemental Indenture, dated as of June 16, 2021, relating to the 4.250% Notes due 2025, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021.)

4.18	Form of 4.250% Notes due 2025 (included as Exhibit A to Exhibit 4.17 hereto) (incorporated by reference to Exhibit 4.2 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.19	Eighth Supplemental Indenture, dated as of June 17, 2021, relating to the 2.625% Notes due 2027, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2021.)

4.20	Form of 2.625% Notes due 2027 (included as Exhibit A to Exhibit 4.19 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2021.)

4.21	Ninth Supplemental Indenture, dated October 12, 2021, relating to the 1.650% Notes due 2024, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2021.)

4.22	Form of 1.650% Notes due 2024 (included as Exhibit A to Exhibit 4.21 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2021.)

4.23	Tenth Supplemental Indenture, dated October 12, 2021, relating to the 3.125% Notes due 2028, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 13, 2021.)

4.24	Form of 3.125% Notes due 2028 (included as Exhibit A to Exhibit 4.23 hereto) (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 13, 2021.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of June 16, 2021, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.4	Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Locust Street Funding LLC, JPMorgan Chase Bank, N.A., the lenders party thereto, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 8, 2019.)

10.5	Amended and Restated Senior Secured Revolving Credit Agreement, dated as of November 7, 2019, by and among the Company, FS Investment Corporation II, and FS Investment Corporation III, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 13, 2019.)

10.6	Commitment Increase Letter, dated as of March 3, 2020, among BNP Paribas, ING Capital LLC, the Company, FS KKR Capital Corp. II and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.6 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

10.7†	Amendment No. 1 to Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 5, 2020, by and among the Company, FS KKR Capital Corp. II, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.7 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

10.8	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 23, 2020, by and among the Company and FS KKR Capital Corp. II, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.9*†	Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 27, 2021, by and among the Company (include as successor by merger of FS KKR Capital Corp. II), as borrower, and JPMorgan Chase Bank, N.A., as administrative agent.

10.10	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.11	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.12	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.13	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.14	Fifth Amendment to Loan and Servicing Agreement, dated as of December 2, 2019, by and among CCT Tokyo Funding LLC, the Company, and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2019.)

10.15	Sixth Amendment to Loan and Servicing Agreement, dated December 1, 2020, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020.)

10.16	Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

10.17	Amended and Restated Indenture, dated December 22, 2020, by and between FS KKR MM CLO 1 LLC and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.18	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 25, 2014.)

10.19	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.20	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.21	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.22	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.23	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on August 22, 2016.)

10.24	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.25	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 25, 2019.)

10.26*	Ninth Amendment to Loan Financing and Servicing Agreement, dated as of October 8, 2021, among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian.

10.27	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.28	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on October 15, 2019.)

10.29	Second Amended and Restated Loan and Security Agreement, dated as of September 11, 2020, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, collateral administrator and securities intermediary, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on September 17, 2020.)

10.30	Credit Agreement, dated as of July 10, 2019, among Germantown Funding LLC, Goldman Sachs Bank USA, as lender, sole lead arranger, administrative agent and calculation agent, and Wells Fargo Bank, National Association, as collateral agent and collateral administrator. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on July 16, 2019).

10.31	Amendment No. 1 to Credit Agreement, dated as of December 13, 2019, among Germantown Funding LLC, as borrower, FS Investment Corporation III, as equity owner and investment manager, Goldman Sachs Bank USA, as sole lead arranger, sole lender, and administrative agent, and Wells Fargo Bank, National Association, as collateral administrator and collateral agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 17, 2019).

10.32	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.33	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.34	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.35	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of August 25, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.36	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.37	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.38	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.39	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed on May 10, 2017).

10.40	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 15, 2018).

10.41	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.42	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.43	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.44*	Amendment No. 13 to Loan Financing and Servicing Agreement, dated as of October 8, 2021, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian.

10.45	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on February 25, 2019).

10.46	Second Amended and Restated Loan and Security Agreement, dated as of March 4, 2019, by and between Jefferson Square Funding LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary party thereto. (Incorporated by reference to Exhibit 10.49 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.47	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.48	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.49	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.50	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.51	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.52	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.53	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.54	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.55	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. And Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.56	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 17, 2019).

10.57	Committed Facility Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.58	U.S. PB Agreement, dated and effective as of March 1, 2017, by and between Broomall Funding LLC and BNP Paribas Prime Brokerage International, Ltd., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on February 15, 2017).

10.59	First Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.32 to FS Investment Corporation IV’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.60	Second Amendment Agreement, dated as of December 31, 2018, to the Committed Facility Agreement, dated as of March 1, 2017, between BNP Paribas Prime Brokerage International, Ltd. and Broomall Funding LLC. (Incorporated by reference to Exhibit 10.28 to FS Investment Corporation IV’s Annual Report on Form 10-K filed on March 18, 2019).

10.61	Loan and Security Agreement, dated as of November 22, 2019, by and among Ambler Funding LLC, as borrower, Ally Bank, as administrative agent and arranger, Wells Fargo Bank, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on November 26, 2019).

10.62	Loan and Servicing Agreement, dated as of November 22, 2019, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on November 29, 2019).

10.63	First Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of March 3, 2020, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as lender and administrative agent, and FS KKR Capital Corp. II, as servicer. (Incorporated by reference to Exhibit 10.49 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.64	Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp. II, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.65	ISDA 2002 Master Agreement, together with the Schedule thereto and Credit Support Annex to such Schedule, each dated as of January 19, 2016, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on January 22, 2016).

10.66	Amended and Restated Paragraph 13 of the Credit Support Annex, dated as of September 5, 2017, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit (k)(6) to Post-Effective Amendment No. 9 to FS Investment Corporation IV’s registration statement on Form N-2 (File No. 333-204239) filed on October 18, 2017).

10.67	Thirteenth Amended and Restated Confirmation Letter Agreement, dated as of December 19, 2019, by and between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on December 26, 2019).

10.68	Schedule to the ISDA 2002 Master Agreement, amended and restated as of June 28, 2019, between Cheltenham Funding LLC and Citibank, N.A. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation IV’s Current Report on Form 8-K filed on July 5, 2019).

10.69	Guarantee, dated as of January 19, 2016, by FS Investment Corporation IV in favor of Citibank,
N.A.(Incorporated by reference to Exhibit  10.4 to FS Investment Corporation IV’s Current
Report on Form 8-K filed on January 22, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†

Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2021.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer