Form 10-K
period 2021-12-31
FS KKR Capital Corp
filed 2022-02-28
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.1 billion.

There were 284,274,634 shares of the registrant’s common stock outstanding as of February 25, 2022.

Documents Incorporated by Reference

Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2022 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I

Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.

Item 1.	Business.

Summary

FS KKR Capital Corp. (NYSE: FSK), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2021, we had total assets of approximately $17.2 billion.

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

Reverse Stock Split

On June 15, 2020, we filed Articles of Amendment to our Articles of Incorporation, or the Reverse Stock Split Amendment, with the State Department of Assessments and Taxation of the State of Maryland to effect a 4 to 1 reverse split of our shares of common stock, or the Reverse Stock Split. The Reverse Stock Split became effective in accordance with the terms of the Reverse Stock Split Amendment on June 15, 2020. As a result of the Reverse Stock Split, every four shares of our common stock issued and outstanding were automatically combined into one share of our common stock, and the number of outstanding shares of our common stock was reduced from approximately 495.0 million to approximately 123.8 million as of June 15, 2020. The Reverse Stock Split did not modify the rights or preferences of our common stock. We also filed a separate Articles of Amendment to its Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to provide that there would be no change in the par value of $0.001 per share as a result of the Reverse Stock Split.

FS KKR Capital Corp. II Acquisition

On June 16, 2021, we completed our acquisition of FS KKR Capital Corp. II, or FSKR, pursuant to that certain Agreement and Plan of Merger, or the 2020 Merger Agreement, dated as of November 23, 2020, by and among the Company, FSKR, Rocky Merger Sub, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. Pursuant to the 2020 Merger Agreement, Merger Sub merged with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of the Company, or the First Merger, and, immediately thereafter, FSKR merged with and into the Company, with the Company continuing as the surviving company, or together with the First Merger, the 2021 Merger. In accordance with the terms of the 2020 Merger Agreement, each outstanding share of FSKR common stock was converted into the right to receive 0.9498 shares of our common stock. As a result, we issued an aggregate of approximately 161,374,028 shares of its common stock to former FSKR stockholders. Following the consummation of the 2021 Merger, we entered into a new investment advisory agreement with the Advisor, dated as of June 16, 2021, or the investment advisory agreement.

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

About FS Investments

FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia, PA, with offices in New York, NY, Orlando, FL, and Leawood, KS. The firm had approximately $32 billion in assets under management as of December 31, 2021.

About KKR Credit

KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $187 billion of assets under management as of December 31, 2021 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.

KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $471 billion in assets under management as of December 31, 2021, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

Potential Market Opportunity

We believe significant investment opportunities will continue to present themselves in the senior secured and second lien secured loan asset class, as well as investments in debt securities of middle market companies.

Attractive Opportunities in Senior Secured and Second Lien Secured Loans

The variable rate structure of most senior secured and second lien secured loans present significant opportunities across the asset class, particularly within a rising interest rate environment. Additionally, the strong defensive characteristics inherent to many securities across the asset class make them compelling to many investors, especially as financial conditions tighten. Because senior secured debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk within the issuer’s capital structure. Further, senior secured debt investments are secured by the issuer’s assets, which may be seized in the event of a default. Senior secured loans generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, including unsecured bondholders and other security holders, preserving collateral to protect against credit deterioration.

Opportunity in Middle Market Private Companies

In addition to investing in senior secured and second lien secured loans, we believe that the market for lending to private companies, particularly middle market private companies within the United States, presents a compelling investment opportunity. The following characteristics support our belief:

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

Limited Investment Competition. Despite the size of the market, regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies in favor of lending to large corporate clients and leading syndication efforts for capital markets transactions. Further, we believe a limited number of lenders are willing to hold large amounts of middle market loans. As a result, we believe our ability to eliminate syndication risk by holding middle market loans is a competitive advantage.

•

Lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of a lender’s time and resources compared to lending to larger companies as it is often more difficult to make investments in, and acquire information, about smaller companies. Many investment firms lack the breadth and scale necessary to identify investment opportunities, particularly directly originated investments in middle market companies, which may result in their overlooking many attractive investment opportunities. Middle market companies also may require more active monitoring and participation on the lender’s part. We believe that many large financial organizations, which often have relatively high-cost structures, are not suited to deal with these factors and instead emphasize services and transactions to larger corporate clients, resulting in a reduction in the availability of financing to middle market companies.

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

Potential Competitive Strengths

We believe that we offer investors the following potential competitive strengths:

Large, scalable, global platform with seasoned investment professionals

We believe that the breadth and depth of the experience of the Advisor and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 160 dedicated investment professionals at KKR Credit located in nine global cities. We also benefit from the expertise, network and resources of KKR & Co., which has over 400 investment professionals located in 21 global cities. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.

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

Joint Venture

We also co-invest with South Carolina Retirement Systems Group Trust, or SCRS, through Credit Opportunities Partners JV, LLC (formerly konwn as Strategic Credit Opportunities Partners, LLC), or COPJV, a joint venture with SCRS. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and SCRS each have 50% voting control of COPJV and together are required to agree on all investment decisions as well as certain other significant actions for COPJV. As of December 31, 2021, COPJV had total capital commitments of $2 billion, $1.75 billion of which was from us and the remaining $250 million of which was from SCRS. As of December 31, 2021, we had funded approximately $1.4 billion of our commitment. Additionally, as of December 31, 2021, COPJV had $477.9 million of borrowing capacity. As of December 31, 2021, our investment in COPJV was approximately $1.4 billion at fair value. We do not consolidate COPJV in our consolidated financial statements.

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

Comparison of Targeted Debt Investments to Corporate Bonds

Loans to private companies are debt instruments that can be compared to corporate bonds to aid an investor’s understanding. As with corporate bonds, loans to private companies can range in credit quality depending on security-specific factors, including total leverage, amount of leverage senior to the security in question, variability in the issuer’s cash flows, the quality of assets securing debt and the degree to which such assets cover the subject company’s debt obligations. As is the case in the corporate bond market, we will require greater returns for securities that we perceive to carry increased risk. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in many cases, will not be rated by national rating agencies. When our targeted debt investments do carry ratings from a NRSRO, we believe that such ratings generally will be below investment grade (rated lower than “Baa3” by Moody’s or lower than “BBB-” by S&P). To the extent we make unrated investments, we believe that such investments would likely receive similar ratings if they were to be examined by a NRSRO. Compared to below- investment grade corporate bonds that are typically available to the public, our targeted senior secured and second lien secured loan investments are higher in the capital structure, have priority in receiving payment, are secured by the issuer’s assets, allow the lender to seize collateral if necessary, and generally exhibit higher rates of recovery in the event of default. Corporate bonds, on the other hand, are often unsecured obligations of the issuer.

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

We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2021 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on December 10, 2021 and expiring on December 10, 2022. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

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

During 2021, compliance with material governmental regulations applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position.

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

Some of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of capital and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments than we have and may not be subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the restrictions that the Code imposes on us as a RIC. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than us.

Employees

We do not currently have any employees. Each of our executive officers is a principal, officer or employee of the Advisor or its affiliates, which manages and oversees our investment operations. In the future, the Advisor may directly retain personnel based upon its needs.

Available Information

We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fskkradvisor.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC’s web site at www.sec.gov.

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

•	The inability of the Advisor to generate investment opportunities through relationships with private equity sponsors, investment banks and commercial banks could adversely affect our business.

•	We operate in a highly competitive market for investment opportunities.

•	We may be unable to realize the benefits anticipated by the 2021 Merger.

•	Our board of directors may change our policies and strategies without prior notice or stockholder approval.

•	The SBCA Act allows us to incur additional leverage.

•	Future legislation or rules could modify how we treat and use derivatives and other financial arrangements.

•	Compliance with regulations applicable to us as a public company will involve significant expenditures.

•	Failure to maintain safeguard the security of our data could compromise our ability to conduct business.

•	We and our Advisor could be the target of litigation, including in connection with stockholder activism.

Risks Related to the Advisor and its Affiliates

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

•

A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

•	We are exposed to risks associated with changes in interest rates.

•	Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

•	A covenant breach by our portfolio companies may harm our operating results.

•	Our portfolio companies may be highly leveraged.

•	We may not realize gains from our equity investments.

•	An investment strategy focused primarily on privately held companies presents certain challenges, including the lack of available information about these companies.

•	A lack of liquidity in certain of our investments may adversely affect our business.

•	We may not have the funds or ability to make additional investments in our portfolio companies.

•	Prepayments of our debt investments by our portfolio companies could adversely impact our results.

•	Our investments may include original issue discount and PIK instruments.

•	We may from time to time enter into derivative transactions which expose us to certain risks.

•	We may invest through special purpose vehicles, which may entail greater risks.

Risks Related to Debt Financing

•	We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.

•	The agreements governing our debt financing arrangements contain various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations.

Risks Related to an Investment in Our Common Stock

•	There is a risk that investors in our common stock may not receive distributions.

•	Portions of the distributions that we make may represent a return of capital to stockholders.

•	Our shares of common stock may trade at a discount to net asset value and we may issue shares at prices below our then-current net asset value.

•	We may pay distributions from offering proceeds, borrowings or the sale of assets.

•	A stockholder’s interest in us will be diluted if we issue additional shares.

•	Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.

•	The net asset value and/or market price of our common stock may fluctuate significantly.

•	Holders of any preferred stock that we issue will have the right to elect members of the board of directors.

General Risk Factors

•	Events outside of our control, including public health crises, could negatively affect our operations.

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

Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any stockholder activism, potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

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

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the officers, managers and other personnel of the Advisor serve and may serve in the future in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Advisor to manage our day-to-day activities and to implement our investment strategy. The Advisor and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Advisor, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit. The Advisor and its employees will devote only as much of its or their time to our business as the Advisor and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.

The time and resources that the Advisor and individuals employed by the Advisor devote to us may be diverted and we may face additional competition due to the fact that the Advisor and individuals employed by the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.

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

A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value as determined in good faith by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.

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

On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. Dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. Dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. Dollar LIBOR settings. In addition, as a result of supervisory guidance from U.S. regulators, some U.S. regulated entities will cease to enter into new LIBOR contracts after January 1, 2022. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the Alternative Reference Rates Committee, a steering committee convened by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of New York and comprised of large U.S. financial institutions, has recommended the use of the Secured Overnight Financing Rate, SOFR. There are many uncertainties regarding a transition from LIBOR to SOFR or any other alternative benchmark rate that may be established, including, but not limited to, the timing of any such transition, the need to amend all contracts with LIBOR as the referenced rate and, given the inherent differences between LIBOR and SOFR or any other alternative benchmark rate, how any transition may impact the cost and performance of impacted securities, variable rate debt and derivative financial instruments. In addition, SOFR or another alternative benchmark rate may fail to gain market acceptance, which could adversely affect the return on, value of and market for securities, variable rate debt and derivative financial instruments linked to such rates. In addition, SOFR or other replacement rates may fail to gain market acceptance. Any failure of SOFR or alternative reference rates to gain market acceptance could adversely affect the return on, value of and market for securities linked to such rates.

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

Alteration of the terms of a debt instrument or a modification of the terms of other types of contracts to replace an interbank offered rate with a new reference rate could result in a taxable exchange and the realization of income and gain/loss for U.S. federal income tax purposes. The IRS has issued final regulations regarding the tax consequences of the transition from interbank offered rates to new reference rates in debt instruments and non-debt contracts. Under the final regulations, alteration or modification of the terms of a debt instrument to replace an operative rate that uses a discontinued interbank offered rate with a qualified rate (as defined in the final regulations), add a qualified rate as a fallback rate to a contract whose operative rate uses a discontinued interbank offered rate or replace a fallback rate that uses a discontinued interbank offered rate with a qualified rate would not be taxable. The IRS may provide additional guidance, with potential retroactive effect.

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

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

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

We may co-invest with third parties through partnerships, joint ventures or other entities, such as COPJV, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements

Risks Related to Debt Financing

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

Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $18.3 billion in total assets, (ii) a weighted average cost of funds of 3.45%, (iii) $10.8 billion in debt outstanding and (iv) $7.7 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders	(28.61)%	(16.72)%	(4.84)%	7.04%	18.93%

Similarly, assuming (i) $18.3 billion in total assets, (ii) a weighted average cost of funds of 3.45% and (iii) $10.8 billion in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.01% in order to cover the annual interest payments on our outstanding debt.

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

Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on December 10, 2022. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after December 10, 2022.

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

Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale, will have on the trading price of our common stock.

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

We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month period concluding on December 10, 2022. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Such dilutive effects may be material.

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

The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine), may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several European Union countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other European Union countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The United Kingdom’s decision to leave the EU (the so-called “Brexit”) led to volatility in global financial markets. On December 24, 2020, a trade agreement was concluded between the EU and the United Kingdom (the “TCA”), which has applied provisionally after the end of the transition period ending on December 31, 2020 and which formally took effect on May 1, 2021 and now governs the relationship between the United Kingdom and the EU. There remains uncertainty as to the scope, nature and terms of the relationship between the United Kingdom and the EU and the effect and implications of the TCA, and the actual and potential consequences of Brexit. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.

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

As of February 24, 2022, we had 13,074 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.

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

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2021, 2020 and 2019:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2019	$3.04000	$393
2020	$2.56000	$318
2021	$2.47000	$511

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our consolidated financial statements.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.

Stock Repurchase Programs

September 2021 Share Repurchase Program

In November 2020, the Company’s board of directors authorized a stock repurchase program, which went into effect in September 2021 following the consummation of the 2021 Merger, or the September 2021 Share Repurchase Program. Under the September 2021 Share Repurchase Program, the Company may repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases was determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The September 2021 Share Repurchase Program is expected to be in effect for one year from the effective date, unless extended, or until the aggregate repurchase amount that has been approved by the Company’s board of directors has been expended, or the plan otherwise terminates pursuant to its terms. The September 2021 Share Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure stockholders that any shares will be repurchased under the program. The September 2021 Share Repurchase Program may be suspended, extended, modified or discontinued at any time.

During the year ended December 31, 2021, the Company repurchased 586,902 shares of common stock pursuant to the September 2021 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $21.44 (totaling

$12). During the period from January 1, 2022 to February 24, 2022, the Company repurchased 268,457 shares of common stock pursuant to the September 2021 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $21.79 (totaling $6).

Affiliated Purchaser Programs

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company. In September 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the September 2021 Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The September 2021 Affiliated Purchaser Program provided for the purchase of up to $100 worth of shares of our common stock, subject to the limitations provided therein. The September 2021 Affiliated Purchaser Program has concluded since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

In December 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the December 2021 Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The December 2021 Affiliated Purchaser Program provides for the purchase of up to $70 worth of shares of our common stock, subject to the limitations provided therein.

During the year ended December 31, 2021, the September 2021 Affiliated Purchaser Program and the December 2021 Affiliated Purchaser Program purchased 4,775,154 shares of common stock at an average price per share (inclusive of commissions paid) of $21.36 (totaling $102).

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended December 31, 2021. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2021 through October 31, 2021	641,151	$22.45	641,151	$172
November 1, 2021 through November 30, 2021	1,680,781	21.46	1,680,781	136
December 1, 2021 through December 31, 2021	2,451,050	20.80	2,451,050	155

	4,772,982	$21.25	4,772,982

(1)	Amount includes commissions paid.

(2)	Includes amounts pursuant to the September 2021 Share Repurchase Program, the September 2021 Affiliated Purchaser Program and the December 2021 Affiliated Purchaser Program.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS KKR Capital Corp. under the Securities Act.

The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2021 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the MVIS US Business Development Companies Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the MVIS US Business Development Companies Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.	Reserved.

Omitted pursuant to SEC Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information, with respect to Item 301, which went effective February 10, 2021.

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

In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors.” Factors that could cause actual results to differ materially include:

•	changes in the economy;

•	geo-political risks;

•	risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics;

•	future changes in laws or regulations and conditions in our operating areas; and

•	the price at which shares of our common stock may trade on the NYSE.

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

Acquisition of FSKR

On June 16, 2021, we completed the 2021 Merger. Pursuant to the 2020 Merger Agreement, Merger Sub merged with and into FSKR, with FSKR continuing as the surviving company and as a wholly-owned subsidiary of the Company, or the First Merger, and, immediately thereafter, FSKR merged with and into the Company, with the Company continuing as the surviving company. In accordance with the terms of the 2020 Merger Agreement, (i) each outstanding share of FSKR common stock was converted into the right to receive 0.9498 shares of the Company’s common stock. This exchange ratio was determined based on the closing net asset value, or NAV, per share of $26.77 and $25.42 for the Company and FSKR, respectively, as of June 14, 2021, to ensure that the NAV of shares investors will own in FSK is equal to the NAV of the shares they held in FSKR. As a result, the Company issued an aggregate of approximately 161,374,028 shares of its common stock to former FSKR stockholders. Following the consummation of the 2021 Merger, we entered into the investment advisory agreement.

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

COVID-19 Developments

The rapid spread of the COVID-19 pandemic, and associated impacts on the U.S. and global economies, has negatively impacted, and is likely to continue to negatively impact, the business operations of some of our portfolio companies. We cannot at this time fully predict the continued impact of COVID-19 and its variants on our business or the business of our portfolio companies, its duration or magnitude or the extent to which it will negatively impact our portfolio companies’ operating results or our own results of operations or financial condition. We expect that certain of our portfolio companies may continue to experience economic distress for the foreseeable future and may significantly limit business operations if subjected to prolonged economic distress. These developments could result in a decrease in the value of our investments.

COVID-19 has already had adverse effects on our investment income and we expect that such adverse effects may continue for some time. These adverse effects may require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity are likely to have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 and its variants can also be expected to increase our funding costs and limit our access to the capital markets. These events have limited our investment originations and have also had a material negative impact on our operating results.

We will continue to carefully monitor the impact of the COVID-19 pandemic on our business and the business of our portfolio companies. Because the full effects of the COVID-19 pandemic are not capable of being known at this time, we cannot estimate the impacts of COVID-19 and its variants on our future financial condition, results of operations or cash flows. We do, however, expect that it may continue to have a negative impact on our business and the financial condition of certain of our portfolio companies.

Portfolio Investment Activity for the Years Ended December 31, 2021 and 2020

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2021 and 2020:

	For the Year Ended
Net Investment Activity	December 31, 2021	December 31, 2020
Purchases(1)	$13,826	$2,336
Sales and Repayments	(5,575)	(2,301)

Net Portfolio Activity	$8,251	$35

	For the Year Ended
	December 31, 2021				December 31, 2020
New Investment Activity by Asset Class(1)	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$9,713	71%	$3,704	66%	$1,464	63%	$1,624	71%
Senior Secured Loans—Second Lien	1,400	10%	833	15%	99	4%	275	12%
Other Senior Secured Debt	95	1%	52	1%	3	0%	35	1%
Subordinated Debt	46	0%	99	2%	25	1%	167	7%
Asset Based Finance	1,541	11%	462	8%	426	18%	181	8%
Credit Opportunities Partners JV, LLC	587	4%	—	—	319	14%	—	—
Equity/Other	444	3%	425	8%	—	—	19	1%

Total	$13,826	100%	$5,575	100%	$2,336	100%	$2,301	100%

(1)	Purchases and new investments for the year ended December 31, 2021 include investments acquired at a cost of $7,227 in connection with the 2021 Merger.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,695	$9,765	60.7%	$3,597	$3,449	50.9%
Senior Secured Loans—Second Lien	1,564	1,557	9.7%	1,035	880	13.0%
Other Senior Secured Debt	149	120	0.7%	127	86	1.3%
Subordinated Debt	188	111	0.7%	243	171	2.5%
Asset Based Finance	2,132	2,245	13.9%	1,025	951	14.0%
Credit Opportunities Partners JV, LLC	1,397	1,396	8.7%	810	713	10.5%
Equity/Other	932	907	5.6%	616	530	7.8%

Total	$16,057	$16,101	100.0%	$7,453	$6,780	100.0%

(1)	Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020
Number of Portfolio Companies	189	164
% Variable Rate Debt Investments (based on fair value)(1)(2)	69.7%	63.5%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	10.2%	9.0%
% Other Income Producing Investments (based on fair value)(3)	13.1%	16.9%
% Non-Income Producing Investments (based on fair value)(2)	5.1%	8.1%
% of Investments on Non-Accrual (based on fair value)	1.9%	2.5%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.2%	8.8%
Weighted Average Annual Yield on All Debt Investments(5)	8.7%	7.9%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

(2)	Does not include investments on non-accrual status.

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

For the year ended December 31, 2021, our total return based on net asset value was 18.47% and our total return based on market value was 41.45%. For the year ended December 31, 2020, our total return based on net asset value was (9.69)% and our total return based on market value was (19.73)%. See footnotes 8 and 9 to the table included in Note 12 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

We define Direct Originations as any investment where the Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of December 31, 2021 and 2020:

Characteristics of All Direct Originations held in Portfolio	December 31, 2021	December 31, 2020
Number of Portfolio Companies	167	135
% of Investments on Non-Accrual	1.9%	2.6%
Total Cost of Direct Originations	$15,341.3	$7,048.4
Total Fair Value of Direct Originations	$15,433.3	$6,447.3
% of Total Investments, at Fair Value	95.9%	95.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	8.9%	8.7%
Weighted Average Annual Yield on All Debt Investments(2)	8.5%	7.8%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$89	0.5%	$104	1.5%
Banks	15	0.1%	14	0.2%
Capital Goods	2,281	14.2%	799	11.8%
Commercial & Professional Services	1,615	10.0%	564	8.3%
Consumer Durables & Apparel	551	3.4%	385	5.7%
Consumer Services	393	2.4%	145	2.1%
Credit Opportunities Partners JV, LLC	1,396	8.7%	713	10.5%
Diversified Financials	672	4.2%	467	6.9%
Energy	241	1.5%	107	1.6%
Food & Staples Retailing	296	1.8%	221	3.3%
Food, Beverage & Tobacco	256	1.6%	106	1.6%
Health Care Equipment & Services	1,613	10.0%	604	8.9%
Household & Personal Products	227	1.4%	190	2.8%
Insurance	898	5.6%	208	3.1%
Materials	211	1.3%	147	2.2%
Media & Entertainment	720	4.5%	36	0.5%
Pharmaceuticals, Biotechnology & Life Sciences	235	1.5%	34	0.5%
Real Estate	876	5.4%	555	8.2%
Retailing	288	1.8%	344	5.1%
Software & Services	2,698	16.8%	770	11.3%
Technology Hardware & Equipment	42	0.3%	15	0.2%
Telecommunication Services	128	0.8%	71	1.0%
Transportation	360	2.2%	181	2.7%

Total	$16,101	100.0%	$6,780	100.0%

Portfolio Asset Quality

In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$12,602	78%	$4,538	67%
2	2,468	15%	1,537	23%
3	748	5%	349	5%
4	283	2%	356	5%

Total	$16,101	100%	$6,780	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Years Ended December 31, 2021, 2020 and 2019

Revenues

Our investment income for the years ended December 31, 2021, 2020 and 2019 was as follows:

	Year Ended December 31,
	2021		2020		2019
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$687	63.6%	$444	69.5%	$610	78.3%
Paid-in-kind interest income	107	9.9%	66	10.3%	60	7.7%
Fee income	91	8.4%	33	5.2%	42	5.4%
Dividend income	196	18.1%	96	15.0%	67	8.6%

Total investment income(1)	$1,081	100.0%	$639	100.0%	$779	100.0%

(1)

Such revenues represent $915, $563 and $705 of cash income earned as well as $166, $76 and $74 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2021, 2020 and 2019, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest income during the year ended December 31, 2021 compared to the year ended December 31, 2020 can primarily be attributed to the increase in assets resulting from the 2021 Merger.

The increase in fee income during the year ended December 31, 2021 compared to the year ended December 31, 2020 can primarily be attributed to structuring fees and prepayment fees received in connection with increase investment and repayment activity during the current period.

The increase in dividend income during the year ended December 31, 2021 compared to the year ended December 31, 2020 can be primarily attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC, and a one-time dividend of $20 from one of our equity investments during the year ended December 31, 2021.

The decrease in investment income during the year ended December 31, 2020 compared to the year ended December 31, 2019 can be primarily attributed to the repayment of higher yielding assets replaced by lower yielding assets, the impact of the decline in LIBOR on our floating rate investments and the increase in our investment in Credit Opportunities Partners JV, LLC during the year ended December 31, 2020. A portion of each of these factors was impacted by the current COVID-19 pandemic.

The increase in dividend income during the year ended December 31, 2020 compared to the year ended December 31, 2019 can be primarily attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC during the year ended December 31, 2020, compared to the year ended December 31, 2019.

Expenses

Our operating expenses, together with excise taxes, for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Management fees	$173	$106	$115
Subordinated income incentive fees	77	—	57
Administrative services expenses	12	7	9
Accounting and administrative fees	3	2	2
Interest expense	231	170	170
Other expenses	19	13	9

Total operating expenses	$515	$298	$362
Incentive fee waiver	(30)	—	—

Net operating expenses before taxes	485	298	362
Excise taxes	12	10	7

Total net expenses, including excise taxes	$497	$308	$369

The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2021, 2020 and 2019:
	Year Ended December 31,
	2021	2020	2019
Ratio of operating expenses and excise taxes to average net assets	9.35%	9.71%	9.09%
Ratio of incentive fee waiver to average net assets(1)	(0.53)%	—	—

Ratio of net operating expenses to average net assets	8.82%	9.71%	9.09%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	5.15%	5.67%	5.77%

Ratio of net operating expenses, excluding certain expenses, to average net assets	3.67%	4.04%	3.32%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.

The increase in expenses during the year ended December 31, 2021 compared to the year ended December 31, 2020 can primarily be attributed to the increased management fee as a result of the higher asset base from the 2021 Merger, the increased subordinated income incentive fee pursuant to the terms of the investment advisory agreement following the 2021 Merger and increased interest expense resulting from the higher debt outstanding due to the 2021 Merger.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $584 ($2.76 per share), $331 ($2.66 per share) and $410 ($3.16 per share) for the years ended December 31, 2021, 2020 and 2019, respectively.

The increase in net investment income during the year ended December 31, 2021 compared to the year ended December 31, 2020 can primarily be attributed to higher investment income during the year ended December 31, 2021 as discussed above. The decrease in net investment income for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be attributed to lower investment income as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, financial instruments and foreign currency for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Net realized gain (loss) on investments(1)	$171	$(490)	$(81)
Net realized gain (loss) on swap contracts	—	—	(11)
Net realized gain (loss) on foreign currency forward contracts	0	—	12
Net realized gain (loss) on foreign currency	(7)	(6)	2

Total net realized gain (loss)	$164	$(496)	$(78)

(1)

We sold investments and received principal repayments, respectively, of $2,258 and $3,317 during the year ended December 31, 2021, $1,232 and $1,069 during the year ended December, 31, 2020 and $1,252 and $1,602 during the year ended December 31, 2019.

Realized Losses from Extinguishment of Debt

During the years ended December 31, 2021, 2020 and 2019, we recorded a net realized loss from the extinguishment of debt of $(3), $0 and $0, respectively. Refer to Note 9 to our consolidated financial statements contained in this annual report on Form 10-K for additional information.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments, financial instruments and unrealized gain (loss) on foreign currency for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
	2021	2020	2019
Net change in unrealized appreciation (depreciation) on investments	$728	$(221)	$(83)
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	16
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	12	(3)	(2)
Net change in unrealized gain (loss) on foreign currency	30	(16)	(17)

Total net change in unrealized appreciation (depreciation)	$770	$(240)	$(86)

During the year ended December 31, 2021, the net change in unrealized appreciation (depreciation) on our investments was driven primarily by $628 of appreciation resulting from the merger accounting associated with the 2021 Merger. During the year ended December 31, 2020, the net change in unrealized appreciation (depreciation) on our investments was driven primarily by mark to market declines across the portfolio resulting from uncertainty related to the COVID-19 pandemic. During the year ended December 31, 2019, the net change in unrealized appreciation (depreciation) on our investments was primarily driven by mark to market declines in certain debt investments.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the years ended December 31, 2021, 2020 and 2019, the net increase (decrease) in net assets resulting from operations was $1,515 ($7.16 per share), $(405) ($(3.26) per share) and $246 ($1.90 per share), respectively.

This “Results of Operations” section should be read in conjunction with “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of December 31, 2021, we had $377 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,609 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2021, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2021, we had unfunded debt investments with aggregate unfunded commitments of $1,724.1, unfunded equity/other commitments of $576.9 and unfunded commitments of $350.2 of COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2021, the aggregate amount outstanding of the senior securities issued by us was $9.2 billion. As of December 31, 2021, our asset coverage was 184%. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2021:

	As of December 31, 2021
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available		Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$150		$50		November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—		—		June 28, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75%-2.00%(1)(3)	300		—		January 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	250		—		February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	485		15		February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	300		—		November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75%-2.00%(1)(4) SONIA+0.0326%(1)(4)	2,647	(5)	1,544	(6)	December 23, 2025
4.750% Notes due 2022(7)	Unsecured Notes	4.75%	450		—		May 15, 2022
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400		—		July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500		—		October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470		—		February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475		—		February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250		—		May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000		—		January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400		—		January 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750		—		October 12, 2028
2019-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85%-3.01%(1)	352		—		January 15, 2031

Total			$9,179		$1,609

(1)	The benchmark rate is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over the benchmark rate is determined by reference to the amount outstanding under the facility.

(4)	The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €260 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD40 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.79 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £130 has been converted to U.S. dollars at an exchange rate of £1.00 to $1.35 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD116 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.73 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars.

(6)

The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2021, $9 of such Letters of Credit have been issued.

(7)

As of December 31, 2021, the fair value of the 4.750% notes, the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes and the 3.125% was approximately $455, $421, $491, $492, $497, $276, $1,016, $395 and $747, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(8)

As of December 31, 2021, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

(9)

As of June 16, 2021, the Company assumed all of FSKR’s obligations under its notes and credit facilities, and FSKR’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2021, 2020 or 2019 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2021, 2020 and 2019:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2019	$3.04000	$393
2020	$2.56000	$318
2021	$2.47000	$511

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our unaudited consolidated financial statements included herein.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2021, 2020 and 2019.

Recent Developments

On January 18, 2022, the Company entered into the Eleventh Supplemental Indenture in connection with the 3.250% Notes. For additional discussion of the 3.250 % Notes, see Note 14 to our consolidated financial statements included herein.

Critical Accounting Policies and Estimates

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

See Note 13 to our unaudited financial statements included herein for additional information regarding the 2021 Merger.

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2021, 2020 and 2019.

Recently Issued Accounting Standards

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

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of December 31, 2021, 69.7% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 10.2% were debt investments paying fixed interest rates while 13.1% were other income producing investments, 5.1% consisted of non-income producing investments, and the remaining 1.9% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. Previously, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.

Pursuant to the terms of the Ambler Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Dunlap Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility and the CLO-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 1.650% notes and the 3.125% note we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2021 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 21 basis points	$(1)	$(9)	$8	0.9%
No change	—	—	—	—
Up 100 basis points	35	45	(10)	(1.0)%
Up 300 basis points	258	135	123	13.3%
Up 500 basis points	481	225	256	27.6%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2021, 2020 and 2019 we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2021, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2021 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2021					Economically Hedged As of December 31, 2021
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2021 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	121.5	$88.3	$90.2	$9.0	A$	5.2	$3.8
British Pounds Sterling		£113.9	154.3	173.7	17.4		£19.6	26.4
Canadian Dollars	C$	47.0	37.1	39.0	3.9	C$	8.7	6.8
Euros		€447.7	509.4	326.3	32.6		€73.5	83.6
Icelandic Krona	ISK	1,297.3	10.0	10.3	1.0		—	—
Norwegian Krone	NOK	392.9	44.6	52.3	5.2	NOK	59.4	6.8
Swedish Krona	SEK	750.2	83.0	68.6	6.9	SEK	750.2	83.0

Total			$926.7	$760.4	$76.0			$210.4

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of December 31, 2021, the net contractual amount of our foreign currency forward contracts totaled $261.2, $210.4 of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2021, we had outstanding borrowings denominated in foreign currencies of €260, CAD40, £130 and AUD116 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.	Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting as of December 31, 2021 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS KKR Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FS KKR Capital Corp. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

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

February 28, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS KKR Capital Corp.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated balance sheets of FS KKR Capital Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2021, the financial highlights for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations, changes in net assets, cash flows, for each of the three years in the period ended December 31, 2021, and the financial highlights for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2021 and 2020, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Notes 2, 6, and 8 to the financial statements

Critical Audit Matter Description

The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included illiquid corporate bonds and loans, unlisted equity securities, and derivatives that lack observable market prices. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was $14.0 billion as of December 31, 2021.

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs, such as selected discount rates, projected future cash flows, and comparable company multiples, to estimate the fair value as of December 31, 2021 or the fair value of investments acquired through a merger with another entity. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:

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

Accounting for the Merger with FS KKR Capital Corp. II (FSKR) – Refer to Notes 1 and 13 to the Financial Statements

Critical Audit Matter Description

On June 16, 2021, the Company completed the merger with FSKR for the purchase price of $3.65 billion of its common stock (the “FSKR Merger”). The Company accounted for the FSKR Merger as an asset acquisition under accounting principles generally accepted in the United States of America and the fair value of the consideration paid by the Company was allocated to the assets acquired and liabilities assumed based on their respective fair values as of the date of the transaction.

We identified the accounting for the FSKR Merger as a critical audit matter because of judgments necessary for management to apply the merger accounting. This required a high degree of auditor judgement and extensive audit effort, when performing audit procedures to audit management’s application of the merger accounting.

How the Critical Audit Matter Were Addressed in the Audit:

Our audit procedures related to the application of the merger accounting included the following, among others:

•	We tested the effectiveness of management’s controls over the FSKR Merger, including those related to the determination and application of appropriate accounting policies for asset acquisition.

•

We evaluated the appropriateness of the merger accounting based on the significant terms of the merger agreement, the determination of net asset value of FSKR on the merger date, and the allocation of the merger considerations to the assets acquired and liabilities assumed, including the Level 3 investments acquired through the FSKR Merger.

/s/ Deloitte & Touche LLP

San Francisco, California

February 28, 2022

We have served as the Company’s auditor since 2019.

Part I—FINANCIAL INFORMATION

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	December 31,
	2021	2020
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$12,419 and $5,314, respectively)	$12,558	$4,986
Non-controlled/affiliated investments (amortized cost—$860 and $629, respectively)	859	534
Controlled/affiliated investments (amortized cost—$2,778 and $1,510, respectively)	2,684	1,260

Total investments, at fair value (amortized cost—$16,057 and $7,453, respectively)	16,101	6,780
Cash	258	182
Foreign currency, at fair value (cost—$119 and $8, respectively)	119	9
Receivable for investments sold and repaid	567	173
Income receivable	153	72
Unrealized appreciation on foreign currency forward contracts	9	1
Deferred financing costs	16	15
Deferred merger costs	—	1
Prepaid expenses and other assets	5	4

Total assets	$17,228	$7,237

Liabilities
Payable for investments purchased	$2	$—
Debt (net of deferred financing costs of $38 and $23, respectively)(1)	9,142	3,997
Unrealized depreciation on foreign currency forward contracts	1	3
Stockholder distributions payable	176	74
Management and investment adviser fees payable	60	25
Subordinated income incentive fees payable(2)	19	—
Administrative services expense payable	5	2
Interest payable	70	25
Other accrued expenses and liabilities	23	15

Total liabilities	9,498	4,141

Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 284,543,091 and 123,755,965 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,658	3,866
Retained earnings (accumulated deficit)(4)	(1,928)	(770)

Total stockholders’ equity	7,730	3,096

Total liabilities and stockholders’ equity	$17,228	$7,237

Net asset value per share of common stock at year end(4)	$27.17	$25.02

(1)	See Note 9 for a discussion of the Company’s financing arrangements.

(2)	See Note 2 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.

(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Investment income
From non-controlled/unaffiliated investments:
Interest income	$641	$427	$571
Paid-in-kind interest income	52	43	40
Fee income	88	33	42
Dividend income	30	16	10
From non-controlled/affiliated investments:
Interest income	21	10	28
Paid-in-kind interest income	19	19	16
Fee income	2	—	—
Dividend income	0	—	—
From controlled/affiliated investments:
Interest income	25	7	11
Paid-in-kind interest income	36	4	4
Fee income	1	—	—
Dividend income	166	80	57

Total investment income	1,081	639	779

Operating expenses
Management fees	173	106	115
Subordinated income incentive fees(1)	77	—	57
Administrative services expenses	12	7	9
Accounting and administrative fees	3	2	2
Interest expense(2)	231	170	170
Other general and administrative expenses	19	13	9

Total operating expenses	515	298	362
Incentive fee waiver(1)	(30)	—	—

Net expenses	485	298	362

Net investment income before taxes	596	341	417
Excise taxes	12	10	7

Net investment income	584	331	410

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	$28	$(323)	$(114)
Non-controlled/affiliated investments	192	(132)	32
Controlled/affiliated investments	(49)	(35)	1
Net realized gain (loss) on swap contracts	—	—	(11)
Net realized gain (loss) on foreign currency forward contracts	0	0	12
Net realized gain (loss) on foreign currency	(7)	(6)	2
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	478	17	(105)
Non-controlled/affiliated investments	94	(126)	55
Controlled/affiliated investments	156	(112)	(33)
Net change in unrealized appreciation (depreciation) on swap contracts	—	—	16
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	12	(3)	(2)
Net change in unrealized gain (loss) on foreign currency	30	(16)	(17)

Total net realized and unrealized gain (loss)	934	(736)	(164)
Realized loss on extinguishment of debt	(3)	—	—

Net increase (decrease) in net assets resulting from operations	$1,515	$(405)	$246

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$7.16	$(3.26)	$1.90

Weighted average shares outstanding	211,670,361	124,290,607	129,736,685

(1)	See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.

(2)	See Note 9 for a discussion of the Company’s financing arrangements.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Changes in Net Assets

(in millions)

	Year Ended December 31,
	2021	2020	2019
Operations
Net investment income	$584	$331	$410
Net realized gain (loss) on investments, swap contracts, foreign currency and extinguishment of debt	161	(496)	(78)
Net change in unrealized appreciation (depreciation) on investments, swap contracts and foreign currency forward contracts(1)	740	(224)	(69)
Net change in unrealized gain (loss) on foreign currency	30	(16)	(17)

Net increase (decrease) in net assets resulting from operations	1,515	(405)	246

Stockholder distributions(2)
Distributions to stockholders	(511)	(318)	(393)

Net decrease in net assets resulting from stockholder distributions	(511)	(318)	(393)

Capital share transactions(3)
Issuance of common stock	3,642	—	—
Reinvestment of stockholder distributions	—	—	—
Repurchases of common stock	(12)	(47)	(153)

Net increase (decrease) in net assets resulting from capital share transactions	3,630	(47)	(153)

Total increase (decrease) in net assets	4,634	(770)	(300)
Net assets at beginning of year	3,096	3,866	4,166

Net assets at end of year	$7,730	$3,096	$3,866

(1)	See Note 7 for a discussion of the Company’s financial instruments.

(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.

(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$1,515	$(405)	$246
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(6,599)	(2,336)	(2,907)
Paid-in-kind interest	(111)	(84)	(60)
Proceeds from sales and repayments of investments	5,575	2,301	2,854
Net realized (gain) loss on investments	(171)	490	81
Net change in unrealized (appreciation) depreciation on investments(2)	(717)	221	83
Net change in unrealized (appreciation) depreciation on swap contracts	—	—	(16)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(10)	3	2
Realized loss on extinguishment of debt	3	—	—
Accretion of discount	(71)	(15)	(21)
Amortization of deferred financing costs and discount	9	12	6
Unrealized (gain)/loss on borrowings in foreign currency	(27)	10	19
(Increase) decrease in due from counterparty	—	—	—
(Increase) decrease in receivable for investments sold and repaid	(394)	484	(513)
(Increase) decrease in income receivable	(81)	10	(22)
(Increase) decrease in deferred merger costs	1	(1)	—
(Increase) decrease in prepaid expenses and other assets	(1)	(1)	(2)
Increase (decrease) in payable for investments purchased	2	(15)	9
Increase (decrease) in management fees payable	35	(5)	10
Increase (decrease) in subordinated income incentive fees payable	19	—	(14)
Increase (decrease) in administrative services expense payable	3	(1)	2
Increase (decrease) in interest payable	45	2	(5)
Increase (decrease) in other accrued expenses and liabilities	8	5	(8)
Cash acquired in merger	293	—	—
Other assets acquired from merger net of other assets	17	—	—
Merger costs capitalized into purchase price	(8)	—	—
Mark-to-market of merged debt	26	—

Net cash provided by (used in) operating activities	(639)	675	(256)

Cash flows from financing activities
Repurchases of common stock	(12)	(47)	(153)
Stockholder distributions	(502)	(340)	(342)
Borrowings under financing arrangements(3)	5,006	3,379	4,794
Repayments of financing arrangements(3)	(3,639)	(3,542)	(4,015)
Deferred financing costs and discount paid	(28)	(40)	(26)

Net cash provided by (used in) financing activities	825	(590)	258

Total increase (decrease) in cash	186	85	2
Cash and foreign currency at beginning of year	191	106	104

Cash and foreign currency at end of year	$377	$191	$106

Supplemental disclosure
Non-cash purchases of investments	$(999)	$(238)	$(138)

Non-cash sales of investments	$999	$238	$138

Local and excise taxes paid	$9	$7	$9

(1)	Excludes $7,227 of cost of investments acquired from the 2021 Merger.

(2)	Excludes $11 of unrealized depreciation on unfunded commitments acquired from the 2021 Merger.

(3)

Excludes $3,794 of debt assumed from the 2021 Merger. See Note 9 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2021, 2020 and 2019, the Company paid $194, $156 and $171, respectively, in interest expense on the credit facilities and unsecured notes.

Supplemental disclosure of non-cash operating and financing activities:

In connection with the 2021 Merger, the Company issued common stock of $3,650 and acquired investments at cost of $7,227 and other assets of $221 and assumed debt of $3,794 and other liabilities of $297.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—126.3%
3Pillar Global Inc	(i)(k)(l)	Software & Services	L+600	0.8%	11/23/27		$96.3	$95.3	$95.3
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/26		9.2	9.2	9.1
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/27		30.6	30.6	30.2
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Diversified Financials	9.0%		11/18/23		111.1	81.3	78.3
Accuride Corp	(aa)(l)	Capital Goods	L+525	1.0%	11/17/23		9.0	8.1	8.7
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	L+625	1.0%	5/7/27		44.8	42.9	45.0
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/26		3.6	3.6	3.6
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/27		4.2	4.2	4.2
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	629.4	67.9	68.9
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.0	10.3
Advania Sverige AB	(w)(x)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	304.1	37.5	37.2
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$60.4	59.9	60.1
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		12.8	12.8	12.8
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		43.1	43.1	42.9
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/27		1.1	0.9	1.1
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/28		69.2	68.2	68.2
Alacrity Solutions Group LLC	(x)	Insurance	L+525	0.8%	12/22/27		9.7	9.7	9.5
Alera Group Intermediate Holdings Inc	(v)	Insurance	L+550	0.8%	10/2/28		21.4	21.2	21.2
Alera Group Intermediate Holdings Inc	(x)	Insurance	L+550	0.8%	10/2/28		22.9	22.9	22.7
American Vision Partners	(i)(v)	Health Care Equipment & Services	L+575	0.8%	9/30/27		94.7	93.8	94.3
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/26		7.8	7.8	7.7
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/27		38.9	38.9	38.7
Amtek Global Technology Pte Ltd	(ad)(v)(w)(y)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24		€57.2	68.7	34.8
Arcos LLC/VA	(m)	Software & Services	L+575	1.0%	3/31/28		$12.5	12.3	12.4
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	4/20/27		4.5	4.5	4.5
Ardonagh Group Ltd	(v)(w)	Insurance	SA+675	0.8%	7/14/26		£0.8	1.0	1.1
Ardonagh Group Ltd	(v)(w)	Insurance	L+550	0.8%	7/14/26		$14.1	13.8	13.9
Ardonagh Group Ltd	(w)(x)	Insurance	L+550	1.0%	7/14/26		£16.7	22.8	22.1
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.6	30.4	30.9
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.3
Aspect Software Inc	(v)	Software & Services	8.0% PIK (8.0% Max PIK)		7/14/22		$0.3	0.2	0.3
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	7.5% PIK (7.5% Max PIK)	1.0%	8/9/26		46.8	46.8	46.8
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	L+600	1.0%	12/3/27		35.1	34.4	34.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/25		2.5	2.4	2.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/27		2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(m)(t)(v)	Consumer Services	L+575	0.8%	4/28/28		92.4	88.1	92.4
Barbri Inc	(k)(l)	Consumer Services	L+575	0.8%	4/30/28		35.1	34.8	34.8
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/30/28		14.8	14.8	14.6
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25		21.9	21.7	21.9
Belk Inc	(aa)(ac)(v)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		66.7	40.2	49.2
BGB Group LLC	(f)(i)(k)(l)(m)(t)(v)	Media & Entertainment	L+575	1.0%	8/16/27		118.6	117.5	118.0
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27		19.9	19.9	19.8

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25	$42.0	$40.2	$42.0
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25	9.0	8.4	9.0
Borden Dairy Co	(ac)(v)(y)(z)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	65.0	25.4	—
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26	75.0	74.3	69.3
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24	7.5	5.5	3.6
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	L+625	1.0%	12/14/26	268.0	257.2	270.7
Clarience Technologies LLC	(v)	Capital Goods	L+625	1.0%	12/31/26	18.1	17.6	18.4
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/13/24	25.4	25.2	25.4
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/31/26	10.8	10.8	11.1
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24	15.0	14.0	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28	30.1	28.3	30.1
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28	4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27	188.7	182.5	188.7
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27	£27.4	36.3	37.1
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28	$11.9	11.9	11.9
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26	34.9	34.9	34.6
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	90.3	86.1	90.4
Dental Care Alliance Inc	(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	8.7	8.7	8.7
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	L+625	0.8%	3/12/27	13.6	13.6	13.7
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Capital Goods	L+350	1.0%	6/28/24	1.9	1.9	1.9
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.5%	12/13/28	81.3	79.7	79.7
Encora Digital Inc	(x)	Software & Services	L+550	0.5%	12/13/28	19.6	19.4	19.2
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.4	0.4	0.4
Entertainment Benefits Group LLC	(f)(k)(l)(m)(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	64.0	59.1	61.7
Entertainment Benefits Group LLC	(x)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	10.2	9.6	9.9
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.7	1.0	0.7
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.6	—	—
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	74.4	73.7	74.1
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	9.9	9.9	9.8
Foundation Consumer Brands LLC	(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	97.1	93.0	98.0
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(v)	Insurance	L+575	0.8%	10/29/28	74.3	73.2	73.3
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/27	7.0	6.9	6.9
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/28	6.2	6.2	6.1
Frontline Technologies Group LLC	(i)(m)(v)	Software & Services	L+525	1.0%	9/18/23	78.7	78.1	78.7
Frontline Technologies Group LLC	(s)(v)	Software & Services	L+525	1.0%	9/18/23	75.6	71.7	76.2
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	L+575	1.0%	11/1/26	88.9	88.9	88.9
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	5.0%		2/4/22	0.9	0.9	0.9
Galaxy Universal LLC	(x)	Consumer Durables & Apparel	5.0%		2/4/22	7.7	7.7	7.7
Galway Partners Holdings LLC	(k)(l)(t)(v)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	128.1	125.5	126.0
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.7	11.8
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	22.4	22.4	22.0

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	L+625	1.0%	6/18/27	$169.1	$167.5	$166.5
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26	194.8	182.7	192.6
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	5.9	5.6	5.6
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	L+575	1.0%	12/3/26	137.7	130.5	128.7
Heniff Transportation Systems LLC	(v)	Transportation	L+625	1.0%	12/3/26	19.4	18.6	18.5
Heniff Transportation Systems LLC	(x)	Transportation	L+575	1.0%	12/3/24	11.9	11.9	11.1
hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	L+625	1.0%	5/4/27	101.6	96.6	104.6
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26	25.3	24.6	25.8
Higginbotham Insurance Agency Inc	(v)	Insurance	L+525	0.8%	11/25/26	4.5	4.3	4.6
Higginbotham Insurance Agency Inc	(x)	Insurance	L+525	0.8%	11/25/26	32.6	32.6	33.3
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600	1.0%	6/30/26	33.6	33.6	33.6
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600	1.0%	6/30/26	2.0	2.0	2.0
Hudson Technologies Co	(v)(w)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	79.9	72.3	82.1
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	0.2	0.2	0.2
Individual FoodService	(m)(s)(v)	Capital Goods	L+625	1.0%	11/22/25	90.8	86.5	91.7
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/24	4.5	4.5	4.5
Individual FoodService	(x)	Capital Goods	L+625	0.0%	11/22/25	5.6	5.6	5.7
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€88.8	101.3	103.9
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$29.9	30.0	32.5
Insight Global LLC	(v)	Commercial & Professional Services	L+600	0.8%	9/22/27	10.5	10.5	10.4
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28	230.0	227.8	227.2
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27	10.5	10.5	10.4
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	11/15/28	20.0	20.0	19.8
Integrity Marketing Group LLC	(x)	Insurance	L+550	0.8%	8/27/25	145.3	145.3	143.2
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25	165.4	159.8	167.1
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25	2.8	2.6	2.8
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	16.7	16.7	16.9
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	11.3	11.3	11.3
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26	186.6	177.1	190.3
Karman Space Inc	(m)(v)	Capital Goods	L+675	1.0%	12/21/25	92.4	88.8	94.2
Karman Space Inc	(v)	Capital Goods	L+675	1.0%	12/21/25	4.4	4.2	4.4
Karman Space Inc	(x)	Capital Goods	L+675	1.0%	12/21/25	1.1	1.1	1.1
KBP Investments LLC	(v)	Food & Staples Retailing	L+500	0.8%	5/26/27	23.6	22.9	23.3
KBP Investments LLC	(x)	Food & Staples Retailing	L+500	0.8%	5/26/27	3.9	3.9	3.8
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+575	1.0%	11/7/26	341.7	329.6	342.8
Kellermeyer Bergensons Services LLC	(x)	Commercial & Professional Services	L+575	1.0%	11/7/26	31.0	31.0	31.1
Lakefield Veterinary Group	(f)(i)(v)	Consumer Services	L+550	0.8%	11/23/28	115.6	114.5	114.6
Lakefield Veterinary Group	(x)	Consumer Services	L+550	0.8%	11/23/28	56.3	56.3	55.7
Lakeview Farms Inc	(l)(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	77.0	75.1	76.5
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	3.4	3.4	3.4
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	3.4	3.4	3.4
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	106.8	103.3	107.8

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	$10.3	$10.3	$10.4
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	5.4	5.4	5.4
Lionbridge Technologies Inc	(f)(k)(s)(t)	Consumer Services	L+700	1.0%	12/29/25	68.9	64.0	70.3
Lipari Foods LLC	(f)(m)(s)(v)	Food & Staples Retailing	L+575	1.0%	1/6/25	272.0	261.2	272.0
Lloyd’s Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	£15.0	20.0	19.7
Matchesfashion Ltd	(v)(w)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	$12.9	12.4	8.2
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27	231.0	220.3	231.7
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	L+600	1.0%	1/29/27	56.7	56.7	56.9
Medallia Inc	(v)	Software & Services	L+675 PIK (L+675 Max PIK)	0.8%	10/29/28	147.9	146.5	146.5
Med-Metrix	(v)	Software & Services	L+600	1.0%	9/15/27	62.4	61.8	61.9
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	31.3	31.3	31.0
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	180.6	171.4	178.6
Micronics Filtration Holdings Inc	(ac)(v)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	51.4	46.0	51.0
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+650	1.3%	3/29/24	18.8	17.2	17.7
Monitronics International Inc	(v)	Commercial & Professional Services	L+500	1.5%	7/3/24	47.3	44.8	45.1
Monitronics International Inc	(x)	Commercial & Professional Services	L+500	1.5%	7/3/24	22.7	22.7	21.6
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/19/25	4.8	4.5	4.7
Motion Recruitment Partners LLC	(f)(i)(m)(t)(v)	Commercial & Professional Services	L+650	1.0%	12/22/25	119.9	115.5	118.4
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	L+650	1.0%	12/19/25	59.6	59.6	58.9
NBG Home	(v)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	67.7	67.6	53.3
NCI Inc	(v)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24	78.8	77.7	72.0
Net Documents	(v)	Software & Services	L+650	1.0%	6/30/27	24.6	24.4	24.3
Net Documents	(v)	Software & Services	L+675	1.0%	6/30/27	0.9	0.9	0.9
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	2.1	2.1	2.0
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	7.4	7.3	7.3
New Era Technology Inc	(i)(l)(m)(t)(v)	Software & Services	L+625	1.0%	10/31/26	82.5	78.6	82.1
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26	1.6	1.5	1.6
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	13.8	13.8	13.7
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	3.1	3.1	3.1
Omnimax International Inc	(f)(i)(k)(l)(m)(v)	Capital Goods	L+725	1.0%	10/8/26	218.5	209.2	217.0
One Call Care Management Inc	(aa)(ad)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	5.0	4.7	5.0
Oxford Global Resources LLC	(f)(k)(l)(m)(t)	Commercial & Professional Services	L+600	1.0%	8/17/27	88.4	87.6	88.2
Oxford Global Resources LLC	(v)	Commercial & Professional Services	L+600	1.0%	8/17/27	4.0	4.0	4.0
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	1.0%	8/17/27	15.3	15.3	15.3
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	1.0%	8/17/27	3.7	3.7	3.7
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	4.6	4.3	4.2
P2 Energy Solutions Inc.	(f)(i)(k)(m)(s)(t)(v)	Software & Services	L+675	1.0%	2/2/26	249.1	232.7	232.0
P2 Energy Solutions Inc.	(x)	Software & Services	L+675	1.0%	1/31/25	10.6	10.6	9.9
Parata Systems	(f)(m)(v)	Health Care Equipment & Services	L+575	1.0%	6/30/27	73.9	73.4	74.1
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	22.0	22.0	22.1
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	5.5	5.5	5.5
Parts Town LLC	(v)	Retailing	L+550	0.8%	11/1/28	87.4	86.6	86.6

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Parts Town LLC	(x)	Retailing	L+550	0.8%	11/1/28	$63.9	$63.9	$63.3
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28	65.8	65.0	64.7
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/24/26	4.3	4.2	4.2
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28	22.9	22.6	22.5
Peraton Corp	(aa)(v)	Capital Goods	L+375	0.8%	2/1/28	9.0	8.7	9.0
Performance Health Holdings Inc	(f)(i)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	120.7	119.5	120.2
Petroplex Acidizing Inc	(ac)(v)(y)(z)	Energy	L+825, 1.8% PIK (1.8% Max PIK)	1.0%	6/30/23	27.0	22.0	9.7
Polyconcept North America Inc	(aa)(v)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23	22.8	22.6	22.7
Premium Credit Ltd	(v)(w)	Diversified Financials	L+650	0.0%	1/16/26	£55.9	72.6	75.7
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	$64.4	60.2	64.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	133.3	124.9	133.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24	20.2	20.1	20.2
Production Resource Group LLC	(ad)(x)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24	10.1	10.1	10.1
Propulsion Acquisition LLC	(f)(l)(s)(t)(v)	Capital Goods	L+700	1.0%	7/13/24	60.5	56.8	61.1
PSKW LLC	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26	294.7	283.5	294.7
Qdoba Restaurant Corp	(aa)(m)(v)	Consumer Services	L+700	1.0%	3/21/25	10.9	10.8	10.8
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26	126.8	120.7	124.1
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26	23.0	22.4	23.3
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26	3.2	3.2	3.2
Revere Superior Holdings, Inc	(v)	Software & Services	L+575	1.0%	9/30/26	3.3	3.3	3.4
Revere Superior Holdings, Inc	(x)	Software & Services	L+575	1.0%	9/30/26	7.4	7.4	7.5
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	2.8	2.6	2.7
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	28.8	28.1	28.2
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	2.5	2.5	2.5
RSC Insurance Brokerage Inc	(f)(i)(k)(l)(m)(s)(v)	Insurance	L+550	0.8%	10/30/26	277.8	268.1	280.6
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	0.8%	10/30/26	4.1	4.0	4.1
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26	16.1	16.1	16.3
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26	3.6	3.6	3.6
Safe-Guard Products International LLC	(f)(m)(t)	Diversified Financials	L+500	0.5%	1/27/27	45.1	42.5	45.1
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27	2.4	2.4	2.4
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27	6.1	6.1	6.0
SavATree LLC	(v)	Consumer Services	L+550	0.8%	10/12/28	1.9	1.8	1.9
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28	7.6	7.6	7.6
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28	6.3	6.3	6.3
Sequa Corp	(aa)(m)(v)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23	16.0	15.4	16.2
Sequa Corp	(v)	Capital Goods	L+900, 0.0% PIK (9.5% Max PIK)	1.0%	7/31/25	16.4	16.0	17.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	L+800	1.0%	9/1/23	170.0	106.4	51.6
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	L+700	1.0%	9/1/23	29.2	19.3	8.9
Sequel Youth & Family Services LLC	(v)	Health Care Equipment & Services	L+700	1.0%	9/1/23	36.0	36.0	36.0
Sequel Youth & Family Services LLC	(x)	Health Care Equipment & Services	L+700	1.0%	9/1/23	6.0	6.0	6.0
SitusAMC Holdings Corp	(k)(l)(v)	Real Estate	L+575	0.8%	12/22/27	95.4	94.5	94.4
Sorenson Communications LLC	(aa)(ac)(f)(k)(t)(v)	Telecommunication Services	L+550	0.8%	3/17/26	59.9	56.9	60.1

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Source Code LLC	(k)(l)(t)	Software & Services	L+650	1.0%	6/30/27		$53.3	$52.3	$52.2
Source Code LLC	(x)	Software & Services	L+650	1.0%	6/30/27		15.3	15.0	15.0
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27		60.7	57.3	61.3
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	C$	35.8	28.0	29.1
Summit Interconnect Inc	(f)(k)(l)(t)(v)	Capital Goods	L+600	1.0%	9/22/28		$107.9	106.8	106.9
Summit Interconnect Inc	(x)	Capital Goods	L+600	1.0%	9/22/28		48.7	48.7	48.2
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		5.8	5.7	6.0
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		55.8	53.3	56.3
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.8	1.8	1.8
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		17.2	17.2	17.3
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.9	3.9	3.9
Tangoe LLC	(f)(i)(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		190.2	171.5	147.2
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		8.5	8.3	3.5
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.5	48.4	47.7
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.3	48.1	47.4
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.8	44.8	44.8
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		5.3	5.3	5.3
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		13.7	13.7	13.6
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		4.5	4.5	4.5
Time Manufacturing Co	(x)	Capital Goods	E+650	0.8%	12/1/27		€15.0	17.0	17.2
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26		£13.9	17.7	18.3
Transaction Services Group Ltd	(v)(w)	Software & Services	B+650	0.0%	10/15/26	A$	80.3	55.7	57.0
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26		$126.2	122.2	123.1
Warren Resources Inc	(ad)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		18.7	17.4	18.7
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	L+625	1.0%	10/4/27		15.1	15.0	15.1
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	L+625	1.0%	10/4/27		0.7	0.7	0.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/4/27		13.2	13.2	13.2
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/4/27		1.0	1.0	1.0
Woolpert Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	L+600	1.0%	4/5/28		139.2	132.5	141.2
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28		25.6	25.6	25.9

Total Senior Secured Loans—First Lien								11,165.5	11,236.1

Unfunded Loan Commitments								(1,470.4)	(1,470.4)

Net Senior Secured Loans—First Lien								9,695.1	9,765.7

Senior Secured Loans—Second Lien—20.1%
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+600	1.0%	3/16/27		11.3	10.5	6.4
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26		44.9	40.8	44.3
Amtek Global Technology Pte Ltd	(ad)(v)(w)(y)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24		€34.7	39.1	—
Apex Group Limited	(v)(w)	Diversified Financials	L+675	0.5%	7/27/29		$8.0	7.9	8.0

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	$25.5	$4.2	$6.7
Byrider Finance LLC	(u)(v)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	54.3	52.8	54.4
Constellis Holdings LLC	(ac)(f)(v)	Capital Goods	L+1,100, 0.0% PIK (10.0% Max PIK)	1.0%	3/27/25	13.5	12.5	12.0
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29	54.8	51.8	55.6
Datatel Inc	(v)	Software & Services	L+800	1.0%	10/9/28	179.2	170.1	184.6
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.9	—	—
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	L+500	1.0%	11/1/26	36.2	35.8	35.8
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25	21.8	20.5	21.8
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	31.4	28.2	8.5
OEConnection LLC	(f)(v)	Software & Services	L+825	0.0%	9/25/27	27.0	26.6	26.5
OEConnection LLC	(v)	Software & Services	L+700	0.5%	9/25/27	49.0	49.0	48.1
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	165.3	178.5
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	156.4	149.9	158.7
Petrochoice Holdings Inc	(v)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.4	57.6
Polyconcept North America Inc	(v)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	10.0	9.9	10.0
Pure Fishing Inc	(f)(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	177.0	170.6	168.1
Sequa Corp	(aa)(m)(v)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	5.9	5.7	5.9
SIRVA Worldwide Inc	(aa)(v)	Commercial & Professional Services	L+950	0.0%	8/3/26	6.5	5.4	5.7
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	295.8	317.6
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	14.6	13.7	8.3
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	SA+800	0.0%	10/1/29	£9.3	12.3	12.2
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€6.2	7.2	6.8
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€112.8	120.9	120.9

Total Senior Secured Loans—Second Lien							1,571.6	1,563.7

Unfunded Loan Commitments							(7.2)	(7.2)

Net Senior Secured Loans—Second Lien							1,564.4	1,556.5

Other Senior Secured Debt—1.6%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	$53.4	42.3	5.2
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.5	81.0
One Call Care Management Inc	(ad)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	23.5	21.6	23.5
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	10.0

Total Other Senior Secured Debt							148.6	119.7

Subordinated Debt—1.4%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	12.8% PIK (12.8% Max PIK)		1/15/27	0.9	0.9	1.0
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods	10.0% PIK (10.0% Max PIK)		8/9/28	18.3	4.8	7.1
ClubCorp Club Operations Inc	(aa)(v)	Consumer Services	8.5%		9/15/25	37.3	35.4	35.7

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29	$21.6	$20.9	$20.9
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€24.8	26.9	—
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				110.5	—	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	134.4	99.4	46.6

Total Subordinated Debt							188.3	111.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—29.1%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate				8,554,983	$14.1	$23.1
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$57.2	55.1	57.2
Abacus JV, Private Equity	(v)(w)	Insurance				44,833,382	43.8	48.1
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				5,397,365	6.3	4.7
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				94,679,609	95.6	114.3
Australis Maritime, Common Stock	(v)(w)	Transportation				46,781,830	45.1	46.7
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials				405,023,756	44.6	52.3
Bank of Ireland, Class B Credit Linked Floating Rate Note	(g)(w)	Banks	L+1,185		12/4/27	$14.7	14.7	14.7
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$23.0	23.0	23.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	118.0	125.6
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$40.3	40.3	40.5
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	28.1
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$42.7	41.9	42.7
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$414.0	304.8	302.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$53.6	36.9	53.6
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$39.2	26.9	39.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$4.6	3.1	4.6
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				12,222,437	14.2	15.5
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				22,352,639	24.2	28.5
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				1,585,353	1.5	1.6
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				59,815	0.1	0.1
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$3.5	3.4	3.5
Home Partners JV 2, Structured Mezzanine	(ac)(w)(x)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$13.6	13.6	13.6
Home Partners JV, Common Stock	(ac)(v)(w)(y)	Real Estate				32,659,547	47.6	80.6
Home Partners JV, Private Equity	(ac)(v)(w)(y)	Real Estate				4,127,355	5.4	9.4
Home Partners JV, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$90.4	85.6	90.4

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Jet Edge International LLC, Preferred Stock	(ac)(p)	Transportation	8.0%, 0.0% PIK (8.0% Max PIK)			20,878,236	$20.9	$16.8
Jet Edge International LLC, Term Loan	(ac)(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$76.6	75.9	76.1
Jet Edge International LLC, Term Loan	(ac)(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$75.0	75.0	74.5
Jet Edge International LLC, Warrant	(ac)(h)(y)	Transportation				3,963	—	4.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			36,108,611	34.6	36.1
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$39.1	39.1	25.8
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				114,193,861	112.6	131.5
KKR Chord IP Aggregator LP, Structured Mezzanine	(v)(w)	Media & Entertainment	9.0%		10/14/23	$167.3	164.9	167.3
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials				1,387,913	1.4	1.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	19.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	€7.8	9.2	8.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	$12.1	12.1	12.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	€5.9	6.9	6.7
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	£1.6	2.2	2.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	£2.1	2.9	2.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	$9.1	9.1	9.1
My Community Homes SFR PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate				33,000,000	33.0	33.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	19.5%		1/25/27	$8.3	2.5	4.2
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$71.1	71.1	71.1
Opendoor Labs Inc, Structured Mezzanine	(w)(x)	Real Estate	10.0%		4/1/26	$88.9	88.9	88.9
Orchard Marine Limited, Class B Common Stock	(ac)(v)(w)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(ac)(v)(w)(y)	Transportation				62,976	62.0	64.6
Pretium Partners LLC P1, Structured Mezzanine	(v)(w)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.2	6.8
Pretium Partners LLC P2, Private Equity	(v)(w)(y)	Real Estate				16,772,368	16.4	16.4
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$33.5	32.9	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate				5,983,135	7.7	9.1
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$52.4	50.4	52.4
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				23,500,000	23.5	24.3
Toorak Capital Funding LLC, Membership Interest	(ad)(v)(w)(y)	Real Estate				1,723,140	1.9	1.7
Toorak Capital Partners LLC, Private Equity	(ad)(v)	Real Estate				158,139,270	158.1	199.3
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(v)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$22.0	22.0	22.0
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(x)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$8.0	8.0	8.0

Total Asset Based Finance							2,380.9	2,493.9
Unfunded Asset Based Finance Commitments							(248.9)	(248.9)

Net Asset Based Finance							2,132.0	2,245.0

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Credit Opportunities Partners JV, LLC—18.1%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				1,462.3	$1,396.7	$1,396.2

Total Credit Opportunities Partners JV, LLC							1,396.7	1,396.2

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.7%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.3
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	1.7
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	52.1
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,450,230	2.5	2.4
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	14.0	15.5
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				16,450	—	2.8
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				116,814	0.2	0.5
Ardonagh Ltd, Preferred Stock	(v)(w)(y)	Insurance				6,113,719	9.1	22.0
Arena Energy LP, Warrants	(v)(y)	Energy				68,186,525	0.4	0.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	19.8
Aspect Software Inc, Common Stock	(l)(s)(v)(y)	Software & Services				1,309,955	2.3	2.7
Aspect Software Inc, Warrant	(l)(s)(v)(y)	Software & Services			1/15/24	181,730	0.3	0.3
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				3,483	—	—
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	7.7
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	0.0	5.2
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	—
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	4.2
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	0.2
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	$39.6	$42.3
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(ac)(v)(y)	Food & Staples Retailing				103,091	—	—
Fox Head Inc, Common Stock	(j)(v)(y)	Consumer Durables & Apparel				10,000,000	8.0	10.9
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.4
Galaxy Universal LLC, Common Stock	(v)(y)	Consumer Durables & Apparel				228,806	35.5	35.5
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				27,256,114	16.4	16.4
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(v)	Capital Goods				5,000,000	2.2	3.3
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	0.0	—
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	7.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.5
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	—
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	15,279	177.9	122.6
Maverick Natural Resources LLC, Common Stock	(n)(o)(y)	Energy				259,211	84.5	143.6
MB Precision Holdings LLC, Class A—2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	1.6
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	3.9
Micronics Filtration Holdings Inc, Common Stock	(ac)(v)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(ac)(v)(y)	Capital Goods				55	0.6	0.1
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(ac)(v)(y)	Capital Goods				23	0.2	0.4
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(ac)(v)(y)	Capital Goods				112,780	—	11.9
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(ac)(v)(y)	Capital Goods				54,000	—	6.2
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			79,782,377	73.5	78.9
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(ad)(v)(y)	Health Care Equipment & Services				34,872	2.1	2.4

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
One Call Care Management Inc, Preferred Stock A	(ad)(v)(y)	Health Care Equipment & Services				371,992	$22.8	$26.1
One Call Care Management Inc, Preferred Stock B	(ad)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	9.2
Petroplex Acidizing Inc, Preferred Stock A	(ac)(v)(y)	Energy				25,138,631	4.9	—
Petroplex Acidizing Inc, Warrant	(ac)(v)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A—1 Units	(v)(y)	Household & Personal Products				30,000	3.0	4.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	17.4
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.4	0.1
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.3
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)(y)	Energy				1,969,418	9.1	9.9
Sorenson Communications LLC, Common Stock	(ac)(j)(u)(v)(y)	Telecommunication Services				89,959	42.5	67.5
Sound United LLC, Common Stock	(ad)(v)	Consumer Durables & Apparel				12,857,143	17.3	77.5
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(ac)(s)(u)(v)(y)	Software & Services				262,516	6.9	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.1
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
Versatile Processing Group Inc, Class A—2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	20.4
Zeta Interactive Holdings Corp, Common Stock	(aa)(v)(y)	Software & Services				3,610,212	30.8	30.4

Total Equity/Other							931.6	907.1

TOTAL INVESTMENTS—208.3%							$16,056.7	16,101.5

LIABILITIES IN EXCESS OF OTHER ASSETS—(108.3%)								(8,371.5)

NET ASSETS—100%								$7,730.0

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2021	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3 Sold	$2.1	$2.2	$(0.1)
AUD	2/14/2023	JP Morgan Chase Bank	A$	2.2 Sold	1.6	1.6	—
CAD	6/7/2022	JP Morgan Chase Bank		$1.4 Sold	1.1	1.1	—
CAD	6/7/2022	JP Morgan Chase Bank		$1.9 Sold	1.5	1.5	—
CAD	11/10/2022	JP Morgan Chase Bank		$1.5 Sold	1.2	1.1	0.1
CAD	11/15/2024	JP Morgan Chase Bank		$4.0 Sold	3.2	3.1	0.1
EUR	5/6/2022	JP Morgan Chase Bank		€6.1 Sold	7.5	7.0	0.5
EUR	5/6/2022	JP Morgan Chase Bank		€1.6 Sold	2.0	1.8	0.2
EUR	5/6/2022	JP Morgan Chase Bank		€0.7 Sold	0.9	0.8	0.1
EUR	5/6/2022	JP Morgan Chase Bank		€2.2 Sold	2.7	2.5	0.2
EUR	5/6/2022	JP Morgan Chase Bank		€0.9 Sold	1.2	1.1	0.1
EUR	9/12/2022	JP Morgan Chase Bank		€10.0 Sold	11.7	11.5	0.2
EUR	7/17/2023	JP Morgan Chase Bank		€1.3 Sold	1.7	1.5	0.2
EUR	2/23/2024	JP Morgan Chase Bank		€42.3 Sold	49.1	49.4	(0.3)
EUR	8/8/2025	JP Morgan Chase Bank		€4.8 Sold	5.7	5.7	—
EUR	8/8/2025	JP Morgan Chase Bank		€1.9 Sold	2.3	2.3	—
GBP	1/11/2023	JP Morgan Chase Bank		£1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank		£1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank		£3.4 Sold	4.8	4.6	0.2
GBP	1/11/2023	JP Morgan Chase Bank		£5.0 Sold	6.5	6.6	(0.1)
GBP	1/11/2023	JP Morgan Chase Bank		£1.4 Sold	1.9	1.9	—
GBP	10/13/2023	JP Morgan Chase Bank		£6.2 Sold	8.5	8.4	0.1
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.5	(0.3)
NOK	8/8/2025	JP Morgan Chase Bank	NOK	11.4 Sold	1.2	1.3	(0.1)
SEK	3/15/2024	JP Morgan Chase Bank	SEK	72.8 Sold	8.5	8.2	0.3
SEK	5/10/2024	JP Morgan Chase Bank	SEK	430.3 Sold	51.4	48.4	3.0
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0 Sold	60.1	56.6	3.5
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5 Sold	4.1	3.9	0.2
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	13.5	(0.2)
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8 Sold	3.1	3.2	(0.1)

Total					$269.6	$261.2	$8.4

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.21%, the Euro Interbank Offered Rate, or EURIBOR, was (0.57)%, Canadian Dollar Offer Rate, or CDOR was 0.52%, the Bank Bill Swap Bid Rate, or BBSY was 0.12%, the Reykjavik Interbank Offered Rate, or REIBOR, was 2.65%, the Stockholm Interbank Offered Rate, or STIBOR, was (0.05)%, the Sterling Overnight Index Average, or SONIA, was .19%, the Secured Overnight Financing Rate, or SOFR, was .05%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

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

(g)	Security or portion thereof was held within CCT Dublin Funding Limited

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

(m)	Security or portion thereof was held within FSK CLO as of December 31, 2021.

(n)	Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.

(o)	Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.

(p)	Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.

(q)	Security held within IC Arches Investments LLC, a wholly-owned subsidiary of the Company.

(r)	Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.

(s)	Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 9).

(t)

Security or portion thereof held within Meadowbrook Run LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Morgan Stanley Senior Funding, Inc. (see Note 9).

(u)	Security or portion thereof held within Race Street Funding LLC. Security is available as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).

(v)	Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).

(w)

The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2021, 75.1% of the Company’s total assets represented qualifying assets.

(x)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.

(y)	Security is non-income producing.

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

(z)	Asset is on non-accrual status.

(aa)	Security is classified as Level 1 or 2 in the Company’s fair value hierarchy (see Note 8).

(ab)	Not used.

(ac)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$—	$—	$—	$—	$—	$—	$—	$—	$0.3	$—
Affordable Care Inc	—	115.5	(55.9)	0.3	—	59.9	2.7	—	1.6	—
Belk Inc	—	42.6	(2.4)	—	9.0	49.2	3.1	0.9	—	—
Belk Inc	—	21.7	—	—	0.2	21.9	1.6	—	—	—
Borden (New Dairy Opco)	7.6	10.6	(10.0)	0.2	0.6	9.0	0.5	—	—	—
Borden (New Dairy Opco)	16.8	23.4	—	—	1.8	42.0	2.7	—	—	—
Borden Dairy Co	—	—	—	1.3	(1.3)	—	—	—	—	—
Constellis Holdings LLC	—	14.0	—	—	1.0	15.0	0.9	—	—	—
Fairway Group Holdings Corp	—	1.1	(0.7)	0.6	(0.3)	0.7	0.8	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc(5)	0.3	—	(0.6)	—	0.3	—	—	—	—	—
HM Dunn Co Inc(5)	0.2	—	(0.3)	—	0.1	—	—	—	—	—
Micronics Filtration Holdings Inc	35.5	1.0	—	—	14.5	51.0	—	1.0	—	—
One Call Care Management Inc(5)	4.7	0.6	(4.9)	—	(0.4)	—	0.2	—	—	—
Petroplex Acidizing Inc	4.5	—	(0.2)	—	5.4	9.7	—	—	—	—
Sorenson Communications LLC(4)	—	61.8	(5.1)	0.2	3.2	60.1	2.8	—	—	—
Sungard Availability Services Capital Inc(4)	—	5.7	—	—	0.3	6.0	0.2	0.1	—	—
ThermaSys Corp	3.9	0.4	—	—	(0.8)	3.5	—	0.5	—	—
Senior Secured Loans—Second Lien
Belk Inc	—	4.2	—	—	2.5	6.7	—	—	—	—
Constellis Holdings LLC	—	12.5	—	—	(0.5)	12.0	0.6	0.4	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sorenson Communications LLC	—	22.0	(22.2)	0.2	—	—	0.4	0.9	—	—
Sungard Availability Services Capital Inc	—	13.6	0.1	—	(5.4)	8.3	0.7	0.2	—	—
Other Senior Secured Debt
JW Aluminum Co(5)	41.8	—	(39.4)	—	(2.4)	—	—	—	—	—
Subordinated Debt
Home Partners of America Inc	—	3.5	(3.5)	—	—	—	0.1	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Asset Based Finance
Home Partners JV, Structured Mezzanine	$38.5	$83.4	$(36.3)	$—	$4.8	$90.4	$0.6	$7.3	$—	$—
Home Partners JV, Private Equity	—	5.4	—	—	4.0	9.4	—	—	—	—
Home Partners JV, Private Equity	—	—	—	(0.6)	0.6	—	—	—	—	—
Home Partners JV, Common Stock	21.5	45.9	(22.9)	7.7	28.4	80.6	—	—	—	—
Home Partners JV 2, Structured Mezzanine	—	3.4	—	—	0.1	3.5	—	0.2	—	—
Home Partners JV 2, Private Equity	—	0.1	—	—	—	0.1	—	—	—	—
Home Partners JV 2, Private Equity	—	1.5	—	—	0.1	1.6	—	—	—	—
Jet Edge International LLC, Preferred Stock	—	20.9	—	—	(4.1)	16.8	0.5	—	—	—
Jet Edge International LLC, Warrant	—	—	—	—	4.5	4.5	—	—	—	—
Jet Edge International LLC, Term Loan	—	78.0	(2.1)	—	(0.3)	75.6	2.4	0.5	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	24.6	—	—	—	40.0	64.6	—	—	—	—
Equity/Other
Affordable Care Inc, Common Stock	—	48.1	—	—	4.0	52.1	—	2.3	—	—
ASG Technologies, Common Stock	42.7	—	(79.4)	56.0	(19.3)	—	—	—	—	—
ASG Technologies, Warrants	3.5	—	(10.2)	3.7	3.0	—	—	—	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	0	—	—
Borden (New Dairy Opco), Common Stock	3.2	5.2	—	—	(0.7)	7.7	—	—	—	—
Charlotte Russe Inc, Common Stock	—	—	—	(12.5)	12.5	—	—	—	—	—
Constellis Holdings LLC, Private Equity	—	10.3	—	—	(10.1)	0.2	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.2	—	—	—	0.2	1.4	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A(5)	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B(5)	—	—	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	130.5	—	(214.3)	130.7	(46.9)	—	—	—	—	—
Home Partners of America Inc, Warrant	2.1	—	(4.4)	4.1	(1.8)	—	—	—	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	93.7	—	(107.3)	—	13.6	—	—	4.2	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	—	—	—	—	0.1	0.1	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	—	—	—	—	0.4	0.4	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	—	—	—	—	11.9	11.9	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	—	—	—	—	6.2	6.2	—	—	—	—
One Call Care Management Inc, Common Stock(5)	2.4	—	(3.0)	—	0.6	—	—	—	—	—
One Call Care Management Inc, Preferred Stock A(5)	25.5	—	(32.3)	—	6.8	—	—	—	—	—
One Call Care Management Inc, Preferred Stock B(5)	10.6	—	(9.8)	—	(0.8)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	0.4	—	—	(0.4)	—	—	—	—	0.4
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	9.0	—	(0.1)	—	(8.8)	0.1	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	(0.2)	9.3	—	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Sorenson Communications LLC, Common Stock(4)	$—	$42.5	$—	$—	$25.0	$67.5	$—	$—	$—	$—
Sungard Availbaility Services Capital Inc, Common Stock(4)	—	6.9	—	—	(6.9)	—	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—

Total	$533.8	$706.2	$(667.2)	$191.9	$94.3	$859.0	$20.8	$18.5	$1.9	$0.4

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

(3)	Interest, PIK, fee and dividend income presented for the full year ended December 31, 2021.

(4)

The Company held this investment as of December 31, 2020 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.

(5)	The Company held this investment as of December 31, 2021 but it was deemed to “control” the portfolio company as of December 31, 2021. Transfers in or out have been presented at amortized cost.

(ad)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2021, the Company disposed of investments in one portfolio of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2021:

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$12.0	$4.1	$(15.9)	$(4.6)	$4.4	$—	$—	$—	$—	$—
Amtek Global Technology Pte Ltd	59.7	2.4	—	—	(27.3)	34.8	1.1	1.4	—	—
ATX Networks Corp	—	46.8	—	—	—	46.8	1.3	—	—	—
HM Dunn Co Inc(4)	—	49.2	(7.1)	(8.5)	—	33.6	0.5	—	—	—
HM Dunn Co Inc(4)	—	14.0	(19.0)	7.0	—	2.0	0.4	0.8	—	—
One Call Care Management Inc	—	9.7	(5.1)	0.1	0.3	5.0	0.3	—	0.1	—
Production Resource Group LLC	—	124.9	—	—	8.4	133.3	5.4	3.8	—	—
Production Resource Group LLC	—	0.1	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	—	60.6	(0.4)	—	4.2	64.4	2.8	0.8	0.4	—
Production Resource Group LLC	—	20.2	(0.1)	—	0.1	20.2	0.4	—	0.1	—
Sound United LLC	14.9	—	(15.0)	—	0.1	—	0.4	—	—	—
Warren Resources Inc(4)	—	19.3	(2.0)	0.1	1.3	18.7	1.3	0.1	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	$0.1	$(1.8)	$—	$(10.4)	$12.1	$—	$(1.9)	$—	$—	$—
Sound United LLC	20.9	1.7	(22.6)	—	—	—	—	1.0	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	(0.7)	(22.9)	23.6	—	—	—	—	—
JW Aluminum Co(4)	—	75.5	—	—	5.5	81.0	6.2	—	—	—
One Call Care Management Inc(4)	—	43.5	(21.9)	—	1.9	23.5	0.4	1.6	—	—
Subordinated Debt
ATX Networks Corp	—	4.8	—	—	2.3	7.1	—	—	—	—
Hilding Anders	32.4	—	—	—	14.2	46.6	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	30.3	—	—	—	(30.3)	—	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	29.4	25.7	—	—	2.1	57.2	3.6	1.3	—	—
801 5th Ave, Seattle, Private Equity	10.3	9.6	—	—	3.2	23.1	—	—	—	—
Avida Holding AB, Common Stock	38.3	9.1	—	—	4.9	52.3	—	—	—	—
Kilter Finance, Preferred Stock	0.2	34.4	—	—	1.5	36.1	1.3	1.2	—	—
Kilter Finance, Private Equity	0.2	0.3	—	—	—	0.5	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	—	1.4	—	—	—	1.4	—	—	—	0.1
My Community Homes SFR PropCo 2, Private Equity	—	33.0	—	—	—	33.0	—	—	—	—
Prime St LLC, Private Equity	3.9	4.6	—	—	0.6	9.1	—	—	—	—
Prime St LLC, Structured Mezzanine	22.8	27.6	—	—	2.0	52.4	0.9	2.2	—	—
Toorak Capital Funding LLC, Membership Interest	6.6	1.3	(4.9)	—	(1.3)	1.7	—	—	—	—
Toorak Capital Partners, LLC, Private Equity	235.9	2.3	(50.2)	10.2	1.1	199.3	—	—	—	18.7
Toorak Capital Partners LLC, Structured Mezzanine	—	73.0	(51.0)	—	—	22.0	0.2	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	712.5	586.4	—	—	97.3	1,396.2	—	—	—	126.9
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	(16.5)	16.5	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	(0.1)	0.1	—	—	—	—	—
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	—	(1.4)	0.4	1.0	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A(4)	—	7.1	—	—	—	7.1	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B(4)	—	—	—	—	—	—	—	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)

JW Aluminum Co, Common Stock(4)	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
JW Aluminum Co, Preferred Stock(4)	—	177.9	—	—	(55.3)	122.6	0.4	20.9	—	—
One Call Care Management Inc, Common Stock(4)	—	4.5	(2.2)	(0.2)	0.3	2.4	—	—	—	—
One Call Care Management Inc, Preferred Stock A(4)	—	48.6	(23.7)	(2.1)	3.3	26.1	—	—	—	—
One Call Care Management Inc, Preferred Stock B(4)	—	15.7	(8.8)	1.1	1.2	9.2	—	0.8	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	—	18.1	—	—	(0.7)	17.4	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Class A Units	—	—	—	(1.1)	1.1	—	—	—	—	—
Sound United LLC, Common Stock	29.3	—	—	—	48.2	77.5	—	—	—	20.0
Sound United LLC, Series I Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Sound United LLC, Series II Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Warren Resources Inc, Common Stock	—	12.8	—	—	7.6	20.4	—	—	—	—

Total	$1,259.7	$1,568.4	$(252.0)	$(48.5)	$156.5	$2,684.1	$25.0	$35.9	$0.6	$165.7

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

(3)	Interest, PIK, fee and dividend income presented for the full year ended December 31, 2021.

(4)

The Company held this investment as of December 31, 2020 but it was not deemed to be an “control” of the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)

Greystone & Co Inc	(g)(h)	Diversified Financials	L+800	1.0%	4/17/24	$36.8	$36.6	$37.2
Greystone Equity Member Corp	(g)(l)	Diversified Financials	L+725	3.8%	4/1/26	60.8	60.8	60.3
Heniff Transportation Systems LLC	(g)	Transportation	L+575	1.0%	12/3/24	3.4	3.4	3.4
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	4.8	4.8	4.7
Heniff Transportation Systems LLC	(g)(h)(i)	Transportation	L+575	1.0%	12/3/26	64.4	64.1	64.0
HM Dunn Co Inc	(g)(n)(w)(y)	Capital Goods	L+875 PIK (L+875 Max PIK)	1.0%	12/31/21	0.9	0.6	0.3
HM Dunn Co Inc	(g)(y)	Capital Goods	15.0% PIK (15.0% Max PIK)		12/31/21	0.3	0.3	0.2
Hudson Technologies Co	(g)(l)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	32.4	32.2	26.8
ID Verde	(g)(l)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	€30.3	33.3	37.1
ID Verde	(g)(l)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24	£4.3	5.1	5.9
Individual FoodService	(g)	Capital Goods	L+625	1.0%	11/22/24	$0.1	0.1	0.1
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	0.4	0.4	0.4
Individual FoodService	(g)	Capital Goods	L+625	1.0%	11/22/25	6.8	6.8	6.8
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/25	0.5	0.5	0.5
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26	€19.3	20.7	23.9
Industria Chimica Emiliana Srl	(g)(l)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	8.1	9.3	10.1
Industry City TI Lessor LP	(g)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$24.1	24.1	26.4
J S Held LLC	(g)(h)	Insurance	L+600	1.0%	7/1/25	65.5	65.1	66.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	1.4	1.4	1.4
J S Held LLC	(g)	Insurance	L+600	1.0%	7/1/25	1.1	1.1	1.1
J S Held LLC	(v)	Insurance	L+600	1.0%	7/1/25	5.1	5.1	5.1
Jarrow Formulas Inc	(g)(i)	Household & Personal Products	L+625	1.0%	11/30/26	57.3	56.6	56.6
Jo-Ann Stores Inc	(g)(h)(x)	Retailing	L+500	1.0%	10/20/23	8.7	8.7	8.5
Kellermeyer Bergensons Services LLC	(g)(h)(i)	Commercial & Professional Services	L+650	1.0%	11/7/26	117.7	117.0	118.9
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+650	1.0%	11/7/26	28.3	28.3	28.6
Kodiak BP LLC	(h)	Capital Goods	L+725	1.0%	12/1/24	10.2	10.2	10.3
Kodiak BP LLC	(g)(h)	Capital Goods	L+725	1.0%	12/1/24	125.0	124.8	126.2
Koosharem LLC	(g)(x)	Commercial & Professional Services	L+450	1.0%	4/18/25	0.0	0.0	0.0
Lexitas Inc	(g)(h)(i)	Commercial & Professional Services	L+600	1.0%	11/14/25	34.7	34.4	34.6
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	4.3	4.2	4.3
Lexitas Inc	(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	2.5	2.5	2.5
Lipari Foods LLC	(g)(h)(i)	Food & Staples Retailing	L+588	1.0%	1/6/25	84.4	83.8	85.0
Lipari Foods LLC	(g)	Food & Staples Retailing	L+588	1.0%	1/6/25	19.2	19.2	19.3
Matchesfashion Ltd	(g)(h)(l)	Consumer Durables & Apparel	L+463, 1.0% PIK (1.0% Max PIK)	0.0%	10/11/24	12.7	12.1	9.8
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	1.4	1.4	1.4
Miami Beach Medical Group LLC	(g)	Health Care Equipment & Services	L+650	1.0%	12/14/26	7.8	7.8	7.8
Micronics Filtration Holdings Inc	(g)(n)(w)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	47.6	45.0	35.5
Motion Recruitment Partners LLC	(g)(h)	Commercial & Professional Services	L+650	1.0%	12/19/25	37.5	37.2	33.7
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/19/25	29.8	29.8	29.8
NBG Home	(g)(h)(i)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	69.3	69.0	55.4
NCI Inc	(g)(h)(i)	Software & Services	L+500, 2.5% PIK (2.5% Max PIK)	1.0%	8/15/24	83.5	82.9	59.0
Omnimax International Inc	(g)(h)	Capital Goods	L+725	1.0%	10/8/26	44.7	44.0	44.0
Omnimax International Inc	(v)	Capital Goods	L+725	1.0%	10/8/26	7.7	7.7	7.7
One Call Care Management Inc	(g)(x)(y)	Health Care Equipment & Services	L+525	1.0%	11/27/22	4.9	4.3	4.7

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)

P2 Energy Solutions Inc.	(g)	Software & Services	L+675	1.0%	1/31/25		$2.3	$2.3	$2.2
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25		4.7	4.7	4.5
P2 Energy Solutions Inc.	(g)(h)(i)	Software & Services	L+675	1.0%	2/2/26		116.5	115.2	111.0
Petroplex Acidizing Inc	(g)(n)(w)(y)	Energy	L+900 PIK (L+900 Max PIK)	1.0%	12/30/21		24.6	22.2	4.5
Polyconcept North America Inc	(g)(x)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		21.5	21.2	20.4
Premium Credit Ltd	(g)(l)	Diversified Financials	L+650	0.0%	1/16/26		£40.0	51.2	53.9
Project Marron	(g)(l)	Consumer Services	B+575	0.0%	7/3/25	A$	1.5	1.0	1.0
PSKW LLC	(g)	Health Care Equipment & Services	L+625	1.0%	3/9/26		$137.3	135.7	137.6
Qdoba Restaurant Corp	(g)(h)(x)	Consumer Services	L+700	1.0%	3/21/25		11.1	10.9	10.4
Reliant Rehab Hospital Cincinnati LLC	(g)(h)(i)	Health Care Equipment & Services	L+675	0.0%	9/2/24		64.8	64.5	62.4
Revere Superior Holdings Inc	(g)(h)	Software & Services	L+575	1.0%	9/30/26		12.9	12.9	13.0
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26		1.0	1.0	1.0
Roadrunner Intermediate Acquisition Co LLC	(h)	Health Care Equipment & Services	L+675	1.0%	3/15/23		10.7	10.7	10.7
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	9/30/26		3.2	3.1	3.2
RSC Insurance Brokerage Inc	(g)(h)(i)	Insurance	L+550	1.0%	10/30/26		98.4	97.8	98.3
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	1.0%	10/30/26		6.3	6.3	6.3
Safe-Guard Products International LLC	(g)(i)	Diversified Financials	L+575	0.0%	1/27/27		40.0	39.6	39.9
Savers Inc	(g)(h)	Retailing	L+800, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24		44.9	44.6	44.4
Savers Inc	(g)(l)	Retailing	C+850, 0.8% PIK (0.8% Max PIK)	1.5%	3/28/24	C$	62.4	46.1	49.2
Sequa Corp	(h)(x)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		$11.4	10.8	11.4
Sequel Youth & Family Services LLC	(g)	Health Care Equipment & Services	L+700	1.0%	9/1/23		13.7	13.7	9.2
Sequel Youth & Family Services LLC	(g)(h)	Health Care Equipment & Services	L+800	1.0%	9/1/23		80.0	80.0	53.7
Sequential Brands Group Inc.	(g)(h)	Consumer Durables & Apparel	L+875	0.0%	2/7/24		59.0	57.8	50.9
Sorenson Communications LLC	(h)(x)	Telecommunication Services	L+650	0.0%	4/29/24		10.1	9.9	10.1
Sound United LLC	(g)(h)(z)	Consumer Durables & Apparel	L+700	1.0%	12/31/23		15.0	15.0	14.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		0.6	0.7	0.7
Sungard Availability Services Capital Inc	(v)	Software & Services	L+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		0.3	0.4	0.4
Sweeping Corp of America Inc	(g)	Commercial & Professional Services	L+575	1.0%	11/30/26		10.7	10.6	10.6
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.4	3.4	3.4
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.7	1.7	1.7
Sweet Harvest Foods Management Co	(g)(i)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		24.4	24.3	24.4
Sweet Harvest Foods Management Co	(v)	Food & Staples Retailing	L+775, 1.0% PIK (1.0% Max PIK)	1.0%	6/23/23		0.8	0.8	0.8
Tangoe LLC	(g)(h)(i)	Software & Services	L+650	1.0%	11/28/25		89.2	88.5	82.5
ThermaSys Corp	(g)(y)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		7.5	7.9	3.9
ThreeSixty Group	(g)(h)(i)	Retailing	L+375, 3.8% PIK (3.8% Max PIK)	1.5%	3/1/23		51.6	51.3	46.6
ThreeSixty Group	(g)(h)(i)	Retailing	L+375, 3.8% PIK (3.8% Max PIK)	1.5%	3/1/23		51.3	50.9	46.3
Torrid Inc	(g)(h)	Retailing	L+675	1.0%	12/16/24		26.3	26.0	26.3
Trace3 Inc	(g)(h)	Software & Services	L+675	1.0%	8/3/24		89.0	89.0	89.0
Transaction Services Group Ltd	(g)(l)	Software & Services	B+600	0.0%	10/15/26	A$	7.6	5.0	5.5
Transaction Services Group Ltd	(g)(h)(l)	Software & Services	L+600	0.0%	10/15/26		$15.9	15.9	14.8
Transaction Services Group Ltd	(g)(l)	Software & Services	L+600	0.0%	10/15/26		£6.1	7.8	7.8
Truck-Lite Co LLC	(g)	Capital Goods	L+625	1.0%	12/13/24		$9.3	9.2	9.0
Truck-Lite Co LLC	(v)	Capital Goods	L+625	1.0%	12/13/24		2.5	2.5	2.5

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)

Truck-Lite Co LLC	(g)(h)(i)	Capital Goods	L+625	1.0%	12/13/26	$125.4	$124.1	$121.8
Utility One Source LP	(h)(x)	Capital Goods	L+425	0.0%	4/18/25	0.0	0.0	0.0
Virgin Pulse Inc	(g)(h)(i)	Software & Services	L+650	1.0%	5/22/25	115.6	114.9	115.6
Warren Resources Inc	(g)(h)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/21/21	0.7	0.7	0.7
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	10/15/21	4.3	4.3	4.3
Wheels Up Partners LLC	(g)	Transportation	L+855	1.0%	7/15/22	4.6	4.6	4.6
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	6/30/24	16.9	16.9	17.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	11/1/24	7.0	7.0	7.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	14.9	14.9	15.1
Wheels Up Partners LLC	(g)	Transportation	L+710	1.0%	12/21/24	11.7	11.6	11.8
Zeta Interactive Holdings Corp	(g)(h)	Software & Services	L+750	1.0%	7/29/22	15.8	15.8	15.8

Total Senior Secured Loans—First Lien							3,750.9	3,603.5
Unfunded Loan Commitments							(154.0)	(154.0)

Net Senior Secured Loans—First Lien							3,596.9	3,449.5

Senior Secured Loans—Second Lien—28.4%
Abaco Systems, Inc	(g)	Capital Goods	L+1,050	1.0%	6/7/22	63.4	63.0	63.4
Amtek Global Technology Pte Ltd	(g)(j)(l)(n)(w)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24	€44.9	51.3	0.1
athenahealth Inc	(g)	Health Care Equipment & Services	L+850	0.0%	2/11/27	$112.9	112.0	114.0
Belk Inc	(g)(n)(w)	Retailing	10.5%		6/12/23	19.5	14.0	2.7
Belk Inc	(g)(n)(w)	Retailing	10.5%		10/29/25	99.6	90.5	13.9
Byrider Finance LLC	(f)(g)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	18.0	18.0	17.9
Culligan International Co	(g)(h)	Household & Personal Products	L+850	1.0%	12/13/24	85.0	84.4	85.0
Datatel Inc	(g)	Software & Services	L+800	1.0%	10/9/28	53.7	53.0	53.0
Gruden Acquisition Inc	(g)(x)	Transportation	L+850	1.0%	8/18/23	10.0	9.8	9.2
MedAssets Inc	(g)	Health Care Equipment & Services	L+975	1.0%	4/20/23	63.0	62.2	62.6
NBG Home	(g)(n)(w)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	27.6	24.7	17.0
NEP Broadcasting LLC	(g)(x)	Media & Entertainment	L+700	0.0%	10/19/26	1.0	1.0	0.9
OEConnection LLC	(g)	Software & Services	L+825	0.0%	9/25/27	34.1	33.7	33.8
Paradigm Acquisition Corp	(g)(x)	Health Care Equipment & Services	L+750	0.0%	10/26/26	1.9	1.9	1.7
Peak 10 Holding Corp	(g)(n)(w)(x)	Telecommunication Services	L+725	0.0%	8/1/25	0.2	0.2	0.1
Petrochoice Holdings Inc	(g)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.1	54.9
Polyconcept North America Inc	(g)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	8.7	8.6	7.5
Pretium Packaging LLC	(g)	Household & Personal Products	L+825	0.8%	11/6/28	18.6	18.3	18.3
Pure Fishing Inc	(g)	Consumer Durables & Apparel	L+838	1.0%	12/31/26	81.1	80.4	76.0
Rise Baking Company	(g)(h)	Food, Beverage & Tobacco	L+800	1.0%	8/9/26	31.1	30.9	29.1
Sequa Corp	(h)(x)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	3.6	3.5	3.1
Sorenson Communications LLC	(f)(h)	Telecommunication Services	L+1,150 PIK (L+1,150 Max PIK)		4/30/25	18.4	18.0	18.4
Sound United LLC	(g)(z)	Consumer Durables & Apparel	13.5% PIK (13.5% Max PIK)		6/30/24	21.8	20.9	20.9
Sparta Systems Inc	(g)	Software & Services	L+825	1.0%	8/21/25	35.1	34.7	34.9
Sungard Availability Services Capital Inc	(g)	Software & Services	L+400, 2.8% PIK (2.8 % Max PIK)	1.0%	8/1/24	1.9	1.9	1.9
Vestcom International Inc	(g)(h)	Consumer Services	L+825	1.0%	12/19/24	70.5	70.1	70.5
WireCo WorldGroup Inc	(h)(x)	Capital Goods	L+900	1.0%	9/30/24	3.4	3.4	2.8

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)

Wittur Holding GmbH	(g)(l)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€56.7	$60.6	$66.3

Total Senior Secured Loans—Second Lien							1,035.1	879.9

Other Senior Secured Debt—2.8%
Advanced Lighting Technologies Inc	(g)(n)(w)(z)	Materials	L+1,700 PIK (L+1,700 Max PIK)	1.0%	10/4/23	$38.3	23.6	—
Angelica Corp	(n)(t)(w)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	48.4	42.3	23.9
Black Swan Energy Ltd	(g)(l)	Energy	9.0%		1/20/24	6.0	6.0	5.9
JW Aluminum Co	(g)(x)(y)	Materials	10.3%		6/1/26	39.3	39.4	41.8
Lycra	(g)(l)(x)	Consumer Durables & Apparel	7.5%		5/1/25	5.4	5.4	4.8
TruckPro LLC	(g)(x)	Capital Goods	11.0%		10/15/24	2.8	2.6	3.0
Velvet Energy Ltd	(g)(l)	Energy	9.0%		10/5/23	7.5	7.5	6.2

Total Other Senior Secured Debt							126.8	85.6

Subordinated Debt—5.5%
All Systems Holding LLC	(g)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		10/31/22	0.0	0.0	0.0
Ardonagh Group Ltd	(g)(l)(x)	Insurance	11.5%		1/15/27	$0.8	$0.8	$0.8
athenahealth Inc	(g)	Health Care Equipment & Services	L+1,113 PIK (L+1,113 Max PIK)		2/11/27	71.2	71.2	71.5
ClubCorp Club Operations Inc	(g)(x)	Consumer Services	8.5%		9/15/25	19.0	18.8	17.8
Cornerstone (Ply Gem Holdings Inc)	(g)(x)	Capital Goods	8.0%		4/15/26	0.2	0.2	0.2
Craftworks Rest & Breweries Group Inc	(g)(n)(w)	Consumer Services	14.0% PIK (14.0% Max PIK)		11/1/24	7.3	7.2	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				€110.5	—	—
Hilding Anders	(g)(l)(n)(z)	Consumer Durables & Apparel				24.8	26.9	30.3
Hilding Anders	(g)(l)(n)(w)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		6/30/21	118.2	99.4	32.4
Legends Hospitality LLC	(g)	Consumer Services	L+1,000 PIK (L+1,000 Max PIK)	1.0%	5/6/26	$18.2	17.9	17.9

Total Subordinated Debt							242.4	170.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—30.8%
801 5th Ave, Seattle, Private Equity	(g)(l)(n)(z)	Real Estate				4,529,676	$4.5	$10.3
801 5th Ave, Seattle, Structure Mezzanine	(g)(l)(z)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$29.4	29.4	29.4
Abacus JV, Private Equity	(g)(l)	Insurance				29,115,242	29.1	31.0
Accelerator Investments Aggregator LP, Private Equity	(g)(l)(n)	Diversified Financials				4,285,347	5.0	3.8
Altavair AirFinance, Private Equity	(g)(l)	Capital Goods				46,599,209	46.6	46.6
AMPLIT JV LP, Limited Partnership Interest	(g)(l)(n)	Diversified Financials				N/A	3.8	—
Australis Maritime, Common Stock	(g)(l)	Transportation				19,792,141	19.8	19.6
Avida Holding AB, Common Stock	(g)(l)(n)(z)	Diversified Financials				328,271,754	35.5	38.3
Bank of Ireland, Class B Credit Linked Floating Rate Note	(j)(l)	Banks	L+1,185		12/4/27	$14.7	14.7	14.5

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Byrider Finance LLC, Structured Mezzanine	(g)	Automobiles & Components	L+1,050	0.3%	6/3/28	$2.1	$2.1	$2.1
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$5.5	5.5	5.5
Byrider Finance LLC, Sub Note	(g)(l)	Automobiles & Components	8.7%		2/17/25	$2.1	2.0	2.2
Callodine Commercial Finance LLC, 2L Term Loan A	(g)	Diversified Financials	L+900	1.0%	11/3/25	$37.5	37.5	37.5
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.1	12.1	12.1
Capital Automotive LP, Private Equity	(g)(l)(n)	Real Estate				10,001,344	10.0	10.0
Capital Automotive LP, Structured Mezzanine	(g)(l)	Real Estate	11.0% PIK (11.0% MAX PIK)		12/22/28	$20.0	20.0	20.0
Global Jet Capital LLC, Preferred Stock	(f)(g)(n)	Commercial & Professional Services				69,429,554	69.4	—
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/30/25	$1.3	1.2	1.2
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/30/25	$8.5	7.5	7.4
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/3/25	$1.7	1.5	1.5
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		9/29/25	$1.6	1.5	1.4
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$99.2	87.9	87.5
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$22.1	19.6	19.5
Global Jet Capital LLC, Structured Mezzanine	(f)(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$2.3	2.0	2.0
Global Jet Capital LLC, Structured Mezzanine	(f)(g)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$17.6	15.6	15.5
Global Jet Capital LLC, Structured Mezzanine	(f)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$8.5	7.5	7.5
Global Jet Capital LLC, Structured Mezzanine	(f)(l)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.9	1.7	1.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		4/14/26	$21.2	18.8	18.7
Global Jet Capital LLC, Structured Mezzanine	(g)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/2/26	$20.9	18.5	18.4
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				5,092,915	5.1	5.7
Global Lending Services LLC, Private Equity	(g)(l)	Diversified Financials				1,836,896	1.8	1.9
Home Partners JV, Common Stock	(g)(l)(n)(y)	Real Estate				16,886,437	16.9	21.5
Home Partners JV, Private Equity	(g)(l)(n)(x)(y)	Real Estate				585,960	0.6	0.0
Home Partners JV, Structured Mezzanine	(g)(l)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$38.5	38.5	38.5
Home Partners JV, Structured Mezzanine	(l)(v)(y)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$9.7	9.7	9.7
Kilter Finance, Preferred Stock	(g)(l)(z)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			228,173	0.2	0.2
Kilter Finance, Private Equity	(g)(l)(n)(z)	Insurance				247,441	0.2	0.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(g)(l)	Capital Goods	16.0%		5/31/23	N/A	39.1	38.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(g)(l)	Capital Goods				18,232,157	18.2	20.2
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	8.0%		6/22/22	€7.4	8.4	9.0
Lenovo Group Ltd, Structured Mezzanine	(g)(l)	Technology Hardware & Equipment	12.0%		6/22/22	$4.7	5.3	5.7
Opendoor Labs Inc, 2L Term Loan	(g)(l)	Real Estate	10.0%		1/23/26	$23.6	23.6	23.6
Opendoor Labs Inc, 2L Term Loan	(l)(v)	Real Estate	10.0%		1/23/26	$47.1	47.1	47.1
Orchard Marine Limited, Class B Common Stock	(g)(l)(n)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(g)(l)(n)(y)	Transportation				62,976	62.0	24.6
Prime ST LLC, Private Equity	(g)(l)(n)(z)	Real Estate				3,058,733	3.1	3.9
Prime ST LLC, Structured Mezzanine	(g)(l)(z)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$22.8	22.8	22.8

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Rampart CLO 2007 1A Class Subord.	(g)(l)(n)	Diversified Financials			10/25/21	$10.0	$—	$—
Sofi Lending Corp, Purchase Facility	(g)(l)	Diversified Financials				32,231,687	32.2	32.6
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(l)(p)	Diversified Financials				12,500,000	12.5	12.1
Toorak Capital Funding LLC, Membership Interest	(g)(l)(z)	Real Estate				N/A	5.5	6.6
Toorak Capital Partners LLC, Private Equity	(g)(z)	Real Estate				N/A	195.8	235.9
Wind River CLO Ltd. 2012 1A Class Subord. B	(g)(l)(n)	Diversified Financials			1/15/26	$42.5	17.5	—

Total Asset Based Finance							1,099.5	1,025.8
Unfunded Asset Based Finance Commitments							(74.4)	(74.4)

Net Asset Based Finance							1,025.1	951.4

Strategic Credit Opportunities Partners, LLC—23.0%
Strategic Credit Opportunities Partners, LLC	(g)(l)(z)	Diversified Financials				$810.3	$810.3	$712.5

Total Strategic Credit Opportunities Partners, LLC							810.3	712.5

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.1%(m)
Advanced Lighting Technologies Inc, Common Stock	(g)(n)(z)	Materials				587,637	$16.5	$—
Advanced Lighting Technologies Inc, Warrant	(g)(n)(z)	Materials			10/4/27	9,262	0.1	—
Alion Science & Technology Corp, Class A Membership Interest	(g)(n)	Capital Goods				7,350,267	7.3	12.4
All Systems Holding LLC, Common Stock	(g)(n)	Commercial & Professional Services				586,763	0.6	0.9
Amtek Global Technology Pte Ltd, Ordinary Shares	(j)(l)(n)(z)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(j)(l)(n)(z)	Automobiles & Components				4,097	—	—
Amtek Global Technology Pte Ltd, Trade Claim	(j)(l)(n)(z)	Automobiles & Components				1,190,759	1.0	—
Angelica Corp, Limited Partnership Interest	(n)(t)	Health Care Equipment & Services				877,044	47.6	—
Ap Plasman Inc, Warrant	(g)(l)(n)	Capital Goods			5/25/26	6,985	2.5	—
Ardonagh Ltd, Ordinary Shares	(g)(l)(n)	Insurance				16,450	—	—
Ardonagh Ltd, Ordinary Shares	(g)(l)(n)	Insurance				116,814	0.2	0.2
Ardonagh Ltd, Preferred Stock	(g)(l)(n)	Insurance				6,113,719	9.1	9.7
Arena Energy LP, Warrants	(g)(n)	Energy				9,740,932	0.0	0.0
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(o)	Energy				10,193	9.7	2.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(o)	Energy				86,607,143	19.4	19.3
ASG Technologies, Common Stock	(g)(n)(y)	Software & Services				1,149,421	23.4	42.7
ASG Technologies, Warrant	(g)(n)(y)	Software & Services			6/27/22	229,541	6.5	3.5
Aspect Software Inc, Common Stock	(g)(n)	Software & Services				161,261	0.3	0.3

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Aspect Software Inc, Warrant	(g)(n)	Software & Services			1/15/24	161,008	$—	$0.2
AVF Parent LLC, Trade Claim	(g)(n)	Retailing				56,969	—	—
Belk Inc, Units	(g)(n)	Retailing				1,642	7.8	—
Borden (New Dairy Opco), Common Stock	(n)(t)(y)	Food, Beverage & Tobacco				4,466,800	3.9	3.2
Cengage Learning, Inc, Common Stock	(g)(n)	Media & Entertainment				227,802	7.5	3.3
Charlotte Russe Inc, Common Stock	(g)(n)(y)	Retailing				22,575	12.5	—
Chisholm Oil & Gas Operating LLC, Series A Units	(n)(p)	Energy				75,000	0.1	—
CTI Foods Holding Co LLC, Common Stock	(g)(n)	Food, Beverage & Tobacco				5,836	0.7	0.0
Directed LLC, Warrant	(g)(n)	Consumer Durables & Apparel			12/31/25	649,538	—	—
Empire Today LLC, Common Stock	(g)(n)	Retailing				375	1.1	3.3
Fronton BV, Common Stock	(n)(p)(y)	Consumer Services				14,943	—	1.2
Genesys Telecommunications Laboratories Inc, Class A Shares	(g)(n)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(g)(n)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(g)(n)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(g)(n)	Capital Goods				2,333,333	—	1.9
Hilding Anders, Class A Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(g)(l)(n)(z)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(g)(l)(n)(z)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				214	0.0	—
HM Dunn Co Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				214	—	—
Home Partners of America Inc, Common Stock	(g)(n)(y)	Real Estate				81,625	83.6	130.5
Home Partners of America Inc, Warrant	(g)(n)(y)	Real Estate			8/7/24	2,675	0.3	2.1
Imagine Communications Corp, Common Stock	(g)(n)	Media & Entertainment				33,034	3.8	2.9
Jones Apparel Holdings, Inc., Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(f)(g)(n)(y)	Materials				1,474	—	—
JW Aluminum Co, Preferred Stock	(f)(g)(y)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	8,404	107.3	93.7
Maverick Natural Resources, Common Stock	(n)	Energy				160,101	44.0	48.6
MB Precision Holdings LLC, Class A - 2 Units	(n)(p)	Capital Goods				1,426,110	0.5	—
Miami Beach Medical Group LLC, Common Stock	(g)(n)	Health Care Equipment & Services				269,107	0.3	0.3
Micronics Filtration Holdings Inc, Common Stock	(g)(n)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(g)(n)(y)	Capital Goods				55	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(g)(n)(y)	Capital Goods				23	0.2	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(g)(y)	Capital Goods	3.0% PIK (3.0% Max PIK)		3/31/24	112,780	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(g)(y)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/31/24	54,000	—	—
NBG Home, Common Stock	(g)(n)	Consumer Durables & Apparel				1,903	2.6	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Nine West Holdings Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	$6.5	$—
One Call Care Management Inc, Common Stock	(g)(n)(y)	Health Care Equipment & Services				4,370,566,806	3.0	2.4
One Call Care Management Inc, Preferred Stock A	(g)(n)(y)	Health Care Equipment & Services				466,194	32.3	25.5
One Call Care Management Inc, Preferred Stock B	(g)(y)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	9,615,247	9.8	10.6
Petroplex Acidizing Inc, Preferred Stock A	(g)(y)	Energy	2.0% PIK (2.0% Max PIK)			24,642,082	4.5	—
Petroplex Acidizing Inc, Warrant	(g)(n)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A - 1 Units	(g)(n)	Household & Personal Products				29,376	2.9	2.1
Proserv Acquisition LLC, Class A Common Units	(g)(l)(n)(y)	Energy				2,635,005	33.5	9.0
Proserv Acquisition LLC, Class A Preferred Units	(g)(l)(n)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Common Stock	(g)(n)	Health Care Equipment & Services				32,622	0.3	0.3
Quorum Health Corp, Trade Claim	(g)(n)	Health Care Equipment & Services				3,334,000	0.3	0.3
Quorum Health Corp, Trust Initial Funding Units	(g)(n)	Health Care Equipment & Services				57,595	0.1	0.1
Ridgeback Resources Inc, Common Stock	(f)(l)(n)	Energy				324,954	2.0	1.3
Sequential Brands Group Inc., Common Stock	(g)(x)	Consumer Durables & Apparel				5,167	2.8	0.1
Sorenson Communications LLC, Common Stock	(f)(n)	Telecommunication Services				46,163	—	42.3
Sound United LLC, Class A Units	(g)(n)(z)	Consumer Durables & Apparel				649,538	1.1	—
Sound United LLC, Common Stock	(g)(n)(z)	Consumer Durables & Apparel				12,857,143	17.3	29.3
Sound United LLC, Series I Units	(g)(n)(z)	Consumer Durables & Apparel				308,948	0.5	—
Sound United LLC, Series II Units	(n)(p)(z)	Consumer Durables & Apparel				316,770	0.5	—
SSC (Lux) Limited S.a r.l., Common Stock	(g)(l)(n)	Health Care Equipment & Services				113,636	2.3	4.9
Stuart Weitzman Inc, Common Stock	(g)(n)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(f)(g)(n)	Software & Services				44,857	3.1	1.5
Sweet Harvest Foods Management Co, Warrant	(g)(i)(n)	Food & Staples Retailing			6/30/30	2,883,007	—	1.1
ThermaSys Corp, Common Stock	(f)(g)(n)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(g)(n)(y)	Capital Goods				1,529	1.7	—
Trace3 Inc, Common Stock	(g)(n)	Software & Services				19,312	0.2	1.4
Versatile Processing Group Inc, Class A - 2 Units	(f)(n)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(g)(n)	Energy				113,515	0.5	0.1
Zeta Interactive Holdings Corp, Preferred Stock, Series E - 1	(g)(n)	Software & Services				215,662	1.7	2.2
Zeta Interactive Holdings Corp, Preferred Stock, Series F	(g)(n)	Software & Services				196,151	1.7	3.4
Zeta Interactive Holdings Corp, Warrant	(g)(n)	Software & Services			4/20/27	29,422	—	0.1

Total Equity/Other							616.1	530.0

TOTAL INVESTMENTS - 219.0%							$7,452.7	6,779.8

LIABILITIES IN EXCESS OF OTHER ASSETS—(119.0%)								(3,683.8)

NET ASSETS— 100%								$3,096.0

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
MB Precision Holdings LLC	$4.6	$0.2	$(3.9)	$(0.8)	$(0.1)	$—	$0.3	$—	—	—
Micronics Filtration Holdings Inc(4)	—	61.6	—	(16.6)	(9.5)	35.5	—	—	—	—
One Call Care Management Inc	4.6	0.1	—	—	—	4.7	0.5	—	—	—
Petroplex Acidizing Inc	22.2	—	—	—	(17.7)	4.5	—	—	—	—
Safariland LLC	2.6	—	(2.5)	(0.3)	0.2	—	—	—	—	—
Safariland LLC	116.2	8.8	(117.4)	(14.7)	7.1	—	1.3	—	—	—
ThermaSys Corp	6.4	0.8	—	—	(3.3)	3.9	0.2	0.6	—	—
Z Gallerie LLC	—	0.9	(1.5)	0.6	—	—	—	—	—	—
Senior Secured Loans—Second Lien
Z Gallerie LLC	2.8	—	(2.0)	(0.9)	0.1	—	0.1	—	0.1	—
Other Senior Secured Debt
JW Aluminum Co	38.3	2.9	—	—	0.6	41.8	3.9	—	—	—
Mood Media Corp	36.4	3.6	—	(40.5)	0.5	—	0.4	—	—	—
Z Gallerie LLC	—	—	—	—	—	—	—	—	—	—
Z Gallerie LLC	1.4	—	—	(1.5)	0.1	—	—	—	0.1	—
Asset Based Finance
Home Partners JV, Common Stock	13.2	4.4	—	—	3.9	21.5	—	—	—	—
Home Partners JV, Private Equity	—	—	—	—	—	—	—	—	—	—
Home Partners JV, Structured Mezzanine	25.0	14.0	(0.5)	—	—	38.5	—	3.3	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	22.7	—	—	—	1.9	24.6	—	—	—	—
Equity/Other
AltEn, LLC, Membership Units	—	—	—	(3.0)	3.0	—	—	—	—	—
ASG Technologies, Common Stock	56.5	—	—	—	(13.8)	42.7	—	—	—	—
ASG Technologies, Warrants	6.3	—	—	—	(2.8)	3.5	—	—	—	—
Borden (New Dairy Opco), Common Stock	—	3.9	—	—	(0.7)	3.2	—		—	—
Charlotte Russe Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.4	—	—	—	(0.2)	1.2	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	134.1	—	—	—	(3.6)	130.5	—	—	—	—
Home Partners of America Inc, Warrant	2.0	—	—	—	0.1	2.1	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	127.2	16.9	—	—	(50.4)	93.7	2.4	14.6	—	—
MB Precision Holdings LLC, Class A - 2 Units	—	—	(0.5)	—	0.5	—	—	—	—	—
MB Precision Holdings LLC, Preferred Stock	1.2	—	—	(1.9)	0.7	—	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock(4)	—	0.6	—	—	(0.6)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A(4)	—	0.6	—	—	(0.6)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B(4)	—	0.2	—	—	(0.2)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK(4)	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK(4)	—	—	—	—	—	—	—	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Mood Media Corp, Common Stock	$0.9	$—	$—	$(11.8)	$10.9	$—	$—	$—	—	—
Mood Media LLC, Class A Warrants	—	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class B Warrants	—	—	—	—	—	—	—	—	—	—
Mood Media LLC, Class C Warrants	—	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock	3.0	—	—	—	(0.6)	2.4	—	—	—	—
One Call Care Management Inc, Preferred Stock A	32.3	—	—	—	(6.8)	25.5	—	—	—	—
One Call Care Management Inc, Preferred Stock B	9.8	—	—	—	0.8	10.6	—	0.9	—	—
Petroplex Acidizing Inc, Preferred Stock A	4.2	0.3	—	—	(4.5)	—	—	—	—	0.4
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	14.4	—	—	—	(5.4)	9.0	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
Safariland LLC, Common Equity	6.4	—	(1.0)	(2.0)	(3.4)	—	—	—	—	—
ThermaSys Corp, Common Stock	6.9	—	—	—	(6.9)	—	—	—	—	—
ThermaSys Corp, Preferred Stock	1.5	—	—	—	(1.5)	—	—	—	—	—
Z Gallerie LLC, Common Stock	0.7	—	—	(0.7)	—	—	—	—	—	—

Total	$716.7	$215.1	$(140.9)	$(131.8)	$(125.3)	$533.8	$9.8	$19.4	$0.2	$0.4

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	$36.3	$6.5	$(0.1)	$—	$(42.6)	$0.1	$—	$—	$—	$—
Sound United LLC	—	22.8	(1.9)	—	—	20.9	—	0.7	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	—	—	—	—	—	—	—	—
Subordinated Debt
Hilding Anders	76.8	—	(26.9)	(3.0)	(14.5)	32.4	—	—	—	—
Hilding Anders	0.2	—	—	(0.5)	0.3	—	—	—	—	—
Hilding Anders	—	—	—	(0.9)	0.9	—	—	—	—	—
Hilding Anders	3.6	—	—	(12.9)	9.3	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	—	26.9	—	—	3.4	30.3	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	52.9	0.9	(24.4)	—	—	29.4	3.2	1.4	—	—
801 5th Ave, Seattle, Private Equity	8.8	—	(6.3)	2.0	5.8	10.3	—	—	—	—
Avida Holding AB, Common Stock	—	35.5	—	—	2.8	38.3	—	—	—	—
Kilter Finance, Preferred Stock	—	0.2	—	—	—	0.2	—	—	—	—
Kilter Finance, Private Equity	—	0.2	—	—	—	0.2	—	—	—	—
Prime ST LLC, Private Equity	—	5.7	(0.3)	(2.3)	0.8	3.9	—	—	—	—
Prime ST LLC, Structured Mezzanine	—	41.4	(18.6)	—	—	22.8	0.6	1.7	—	—
Toorak Capital Funding LLC, Membership Interest	5.3	3.8	(2.5)	—	—	6.6	—	—	—	—
Toorak Capital Partners LLC, Private Equity	240.5	11.5	(4.4)	—	(11.7)	235.9	—	—	—	9.6
Strategic Credit Opportunities Partners, LLC
Strategic Credit Opportunities Partners, LLC	479.0	319.4	—	—	(85.9)	712.5	—	—	—	70.4
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	5.2	—	—	—	(5.2)	—	—	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	0.6	—	—	—	(0.6)	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
Hilding Anders, ARLE PIK Interest	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	1.3	—	—	—	(1.3)	—	—	—	—	—
KKR BPT Holdings Aggregator LLC, Membership Interest	—	—	(0.4)	(17.2)	17.6	—	—	—	—	—
Sound United LLC, Class A Units	—	1.1	—	—	(1.1)	—	—	—	—	—
Sound United LLC, Common Stock	—	17.3	—	—	12.0	29.3	—	—	—	—

See notes to consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2020

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2019	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2020	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Sound United LLC, Series I Units	$—	$0.5	$—	$—	$(0.5)	$—	$—	$—	$—	$—
Sound United LLC, Series II Units	—	0.5	—	—	(0.5)	—	—	—	—	—

Total	$978.9	$527.4	$(99.8)	$(34.8)	$(112.0)	$1,259.7	$7.1	$3.8	$—	$80.0

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2021, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2021. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

On June 16, 2021, the Company completed its acquisition, or the 2021 Merger, of FS KKR Capital Corp. II, or FSKR, pursuant to that certain Agreement and Plan of Merger, or the 2020 Merger Agreement, dated as of November 23, 2020, by and among the Company, FSKR, Rocky Merger Sub, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. See Note 13 for a discussion of the 2021 Merger.

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

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $55, $16 and $20, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statement of operations.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)

Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory agreement, the Advisor may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory agreement, which is calculated and payable quarterly in arrears, equals 17.5% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Advisor will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Advisor will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.12%, or 8.48% annually, of net assets. Thereafter, the Advisor will be entitled to receive 17.5% of pre-incentive fee net investment income. See Note 4 for a discussion of the subordinated incentive fee on income under the prior investment advisory agreement.

Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $12, $10 and $7 in estimated excise taxes payable in respect of income received during the years ended December 31, 2021, 2020 and 2019, respectively. During the years ended December 31, 2021, 2020, and 2019, the Company paid $9, $7 and $9, respectively, in excise and other taxes.

The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2021, 2020 and 2019, the Company did not incur any interest or penalties.

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

Reclassifications: Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2020 and 2019 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2021.

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

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019
	Shares	Amount	Shares	Amount	Shares(1)	Amount
Reinvestment of Distributions	—	$—	—	$—	—	$—
Share Repurchase Program	(586,902)	(12)	(2,823,750)	(47)	(6,287,919)	(153)
Fractional Share Repurchase	—	—	(2,051)	—	—	—
Issuance of Common Stock(2)	161,374,028	3,642	—	—	—	—

Net Proceeds from Share Transactions	160,787,126	$3,630	(2,825,801)	$(47)	(6,287,919)	$(153)

(1)	The number of shares repurchased has been adjusted to reflect the Reverse Stock Split as discussed below.

(2)	Issuance of common stock for the 2021 Merger. Shares were issued at fair value of FSK common stock at the merger date.

During the year ended December 31, 2021, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 1,321,614 shares of common stock in the open market at an average price per share of $21.08 (totaling $28) pursuant to the DRP, and distributed such shares to participants in the DRP. During the year ended December 31, 2020, the administrator for the DRP purchased 1,504,389 shares of common stock in the open market at an average price per share of $15.84 (totaling $24) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from January 1, 2022 to February 25, 2022, the administrator for the DRP purchased 595,933 shares of common stock in the open market at an average price per share of $21.68 (totaling $13) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions (continued)

During the year ended December 31, 2021, the Company repurchased 586,902 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $21.44 (totaling $12).

During the period from January 1, 2022 to February 24, 2022, the Company repurchased 268,457 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $21.79 (totaling $6).

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)

The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement, and the administration agreement, as applicable, during the years ended December 31, 2021, 2020 and 2019:

			Year Ended December 31,
Related Party	Source Agreement	Description	2021	2020	2019
The Advisor	Investment advisory agreement and prior investment advisory agreement	Base Management Fee(1)	$173	$106	$115
The Advisor	Investment advisory agreement and prior investment advisory agreement	Subordinated Incentive Fee on Income(2)	$47	$—	$57
The Advisor	Administration agreement	Administrative Services Expenses(3)	$12	$7	$9

(1)

During the years ended December 31, 2021, 2020 and 2019, $162, $111, and $105, respectively, in base management fees were paid to the Advisor. As of December 31, 2021, $60 in base management fees were payable to the Advisor.

(2)

The Advisor agreed, effective July 1, 2021, to waive up to $15 per quarter of the subordinated incentive fee on income to which it is entitled to under the investment advisory agreement. During the year ended December 31, 2021, the amount shown is net of waivers of $30. During the years ended December 31, 2021, 2020 and 2019, $49, $0 and $71, respectively, of subordinated incentive fees on income were paid to the Advisor. As of December 31, 2021, $19 in subordinated incentive fees on income were payable to the Advisor.

(3)

During the years ended December 31, 2021, 2020 and 2019, $10, $6 and $6, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $1.3 for the year ended December 31, 2021. The Company paid $11, $8 and $7, respectively, in administrative services expenses to the Advisor during the years ended December 31, 2021, 2020 and 2019.

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

Affiliated Purchaser Program

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company. In September 2021 and December 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the purchase of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the years ended December 31, 2021, 2020 and 2019:

	Distribution
For the Year Ended December 31,	Per Share(1)	Amount
2019	$3.04000	$393
2020	$2.56000	$318
2021	$2.47000	$511

(1)	The amount of each per share distribution has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.

On February 23, 2022, the Company’s board of directors declared a regular quarterly cash distribution of $0.63 per share, which will be paid on or about April 4, 2022 to stockholders of record as of the close of business on March 16, 2022. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2021, 2020 and 2019:

Year Ended December 31,
	2021		2020		2019
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	511	100%	318	100%	393	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—

Total	$511	100%	$318	100%	$393	100%

(1)

During the years ended December 31, 2021, 2020 and 2019, 84.6%, 88.1% and 90.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 5.5%, 1.6% and 1.8%, respectively, was attributable to non-cash accretion of discount and 9.9%, 10.3% and 7.7%, respectively, was attributable to paid-in-kind, or PIK, interest.

The Company’s net investment income on a tax basis for the years ended December 31, 2021, 2020 and 2019 was $557, $357 and $422, respectively. As of December 31, 2021, 2020 and 2019, the Company had $284, $244 and $220, respectively, of undistributed net investment income and $1,705, $855 and $480, respectively, of accumulated capital losses on a tax basis.

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

The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
GAAP-basis net investment income	$584	$331	$410
Income subject to tax not recorded for GAAP	10	29	17
GAAP accretion from merger not recognized for tax	(47)	—	—
Excise taxes	12	10	7
GAAP versus tax-basis impact of consolidation of certain subsidiaries	12	11	4
Reclassification of unamortized original issue discount and prepayment fees	(37)	(14)	(22)
Other miscellaneous differences	23	(10)	6

Tax-basis net investment income	$557	$357	$422

The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences. During the year ended December 31, 2021, the Company decreased accumulated undistributed (distributions in excess of) net investment income and accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $47 and $2,115, respectively, and increased capital in excess of par value by $2,162. During the year ended December 31, 2020, the Company increased accumulated undistributed (distributions in excess of) net investment income and accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $10 and $119, respectively, and decreased capital in excess of par value by $129.

The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.

As of December 31, 2021 and 2020, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2021	2020
Distributable ordinary income	$284	$244
Distributable realized gains (accumulated capital losses)(1)	(1,881)	(855)
Other temporary differences	(1)	0
Net unrealized appreciation (depreciation)(2)	(330)	(159)

Total	$(1,928)	$(770)

(1)

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2021, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $1,900. $85 of such losses were carried over from CCT due to the 2018 Merger, $1,212 were carried over from FSKR due to the 2021 Merger, and $177 of such losses were carried over from losses generated by the Company prior to the 2018 Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

(2)

As of December 31, 2021 and 2020, the gross unrealized appreciation was $1,665 and $1,121, respectively. As of December 31, 2021 and 2020, the gross unrealized depreciation was $1,995 and $1,280, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $17,167 and $7,622 as of December 31, 2021 and 2020, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(1,066)

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 5. Distributions (continued)

and $(842) as of December 31, 2021 and 2020, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, cross currency swaps, foreign currency forward contracts and foreign currency transactions.

As of December 31, 2021, the Company had a deferred tax liability of $4 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $79 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2021, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $75. For the year ended December 31, 2021, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,695	$9,765	60.7%	$3,597	$3,449	50.9%
Senior Secured Loans—Second Lien	1,564	1,557	9.7%	1,035	880	13.0%
Other Senior Secured Debt	149	120	0.7%	127	86	1.3%
Subordinated Debt	188	111	0.7%	243	171	2.5%
Asset Based Finance	2,132	2,245	13.9%	1,025	951	14.0%
Credit Opportunities Partners JV, LLC	1,397	1,396	8.7%	810	713	10.5%
Equity/Other	932	907	5.6%	616	530	7.8%

Total	$16,057	$16,101	100.0%	$7,453	$6,780	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of December 31, 2021, the Company held investments in seventeen portfolio companies of which it is deemed to “control.” As of December 31, 2021, the Company held investments in sixteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2021.

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

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2021, the Company had unfunded debt investments with aggregate unfunded commitments of $1,724.1, unfunded equity/other commitments of $576.9 and unfunded commitments of $350.2 to Credit Opportunities Partners JV, LLC. As of December 31,

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

2020, the Company had unfunded debt investments with aggregate unfunded commitments of $228.4, unfunded equity/other commitments of $142.9 and unfunded commitments of $65.8 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2021 and 2020.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$89	0.5%	$104	1.5%
Banks	15	0.1%	14	0.2%
Capital Goods	2,281	14.2%	799	11.8%
Commercial & Professional Services	1,615	10.0%	564	8.3%
Consumer Durables & Apparel	551	3.4%	385	5.7%
Consumer Services	393	2.4%	145	2.1%
Credit Opportunities Partners JV, LLC	1,396	8.7%	713	10.5%
Diversified Financials	672	4.2%	467	6.9%
Energy	241	1.5%	107	1.6%
Food & Staples Retailing	296	1.8%	221	3.3%
Food, Beverage & Tobacco	256	1.6%	106	1.6%
Health Care Equipment & Services	1,613	10.0%	604	8.9%
Household & Personal Products	227	1.4%	190	2.8%
Insurance	898	5.6%	208	3.1%
Materials	211	1.3%	147	2.2%
Media & Entertainment	720	4.5%	36	0.5%
Pharmaceuticals, Biotechnology & Life Sciences	235	1.5%	34	0.5%
Real Estate	876	5.4%	555	8.2%
Retailing	288	1.8%	344	5.1%
Software & Services	2,698	16.8%	770	11.3%
Technology Hardware & Equipment	42	0.3%	15	0.2%
Telecommunication Services	128	0.8%	71	1.0%
Transportation	360	2.2%	181	2.7%

Total	$16,101	100.0%	$6,780	100.0%

Credit Opportunities Partners JV, LLC

Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly- owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of December 31, 2021, the Company and SCRS have funded approximately $1,599.8 to COPJV, of which $1,399.8 was from the Company.

Big Cedar Creek LLC, or Big Cedar Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Big Cedar Creek Funding Credit Facility, which provides for up to $300 of borrowings as of December 31, 2021. The Big Cedar Creek Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65% thereafter. Big Cedar Creek Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Big Cedar Creek Funding Credit Facility matures on March 11, 2025. As of December 31, 2021, total outstanding borrowings under the Big Cedar Creek Funding Credit Facility were $193.5. Borrowings under the Big Cedar Creek Funding Credit Facility are secured by substantially all of the assets of Big Cedar Creek.

Boxwood Drive Funding LLC, or Boxwood Drive Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Boxwood Drive Funding Credit Facility, which provides for up to $300 of borrowings as of December 31, 2021. The Boxwood Drive Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 2.05% to 3.15% during the reinvestment period and 2.50% to 3.25% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to 0% floor) plus the spread applicable to the specified currency. Boxwood Drive Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Boxwood Drive Funding Credit Facility matures on April 15, 2025. As of December 31, 2021, total outstanding borrowings under the Boxwood Drive Funding Credit Facility were $207.8. Borrowings under the Boxwood Drive Funding Credit Facility are secured by substantially all of the assets of Boxwood Drive Funding.

Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Citibank, N.A., or as amended, the Chestnut Street Funding Credit Facility, which provides for up to $400 of borrowings as of December 31, 2021. The Chestnut Street Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus 2.25%. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus 2.25%. Chestnut Street Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Chestnut Street Funding Credit Facility matures on September 18, 2024. As of December 31, 2021, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $175.0. Borrowings under the Chestnut Street Funding Credit Facility are secured by substantially all of the assets of Chestnut Street Funding.

Green Creek LLC, or Green Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Green Creek Funding Credit Facility, which provides for up to $400 of borrowings as of December 31, 2021. The Green Creek Credit Facility provides for loans in U.S. dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus 2.25%. Foreign currency loans bear interest at the rate of the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Green Creek Funding also pays a commitment fee of up to 2.25% on undrawn commitments. The Green Creek Funding Credit Facility matures on January 30, 2027. As of December 31, 2021, total outstanding borrowings under the Green Creek Funding Credit Facility were $345.8. Borrowings under the Green Creek Funding Credit Facility are secured by substantially all of the assets of Green Creek Funding.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

On September 2, 2021, Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of COPJV, prepaid all outstanding borrowings under, and terminated, its revolving credit facility with Goldman Sachs Bank.

On March 31, 2021, COPJV sold in a private placement $300 of aggregate principal amount of unsecured notes, or the April COPJV Notes, to qualified institutional buyers in reliance on Section 4(a)(2) of the Securities Act. Interest of the April COPJV Notes is payable quarterly on the 1st of each of January, April, July and October, at a fixed annual rate of 4.25%, commencing July 1, 2021. This interest rate is subject to increase up to 4.75% in the event that the April COPJV Notes cease to be rated investment grade, and the April COPJV Notes will be subject to an additional 2.0% of default interest during the continuance of an event of default. The April COPJV Notes mature on April 1, 2026, unless redeemed, purchased or prepaid prior to such date by COPJV in accordance with their terms.

On August 17, 2021, COPJV sold in a private placement $225 of aggregate principal amount of Series B senior unsecured notes, or the August COPJV Notes and together with the April COPJV Notes, the COPJV Notes, to qualified institutional buyers in reliance on Section 4(a)(2) of the Securities Act. Interest of the August COPJV Notes is payable semi-annually on the 17th of each of February and August, at a fixed annual rate of 3.62%, commencing February 17, 2022. This interest rate is subject to increase up to 4.12% in the event that the COPJV Notes cease to be rated investment grade, and the August COPJV Notes will be subject to an additional 2.0% of default interest during the continuance of an event of default. The August COPJV Notes mature on August 17, 2026, unless redeemed, purchased or prepaid prior to such date by COPJV in accordance with their terms.

The COPJV Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness that COPJV may issue. COPJV used the net proceeds from the COPJV Notes for general corporate purposes, including to make investments, repay existing debt and make permitted distributions.

During the year ended December 31, 2021, the Company sold investments with a cost of $1,570.6 for proceeds of $1,620.8 to COPJV and recognized a net realized gain (loss) of $50.2 in connection with the transactions. As of December 31, 2021, $560.3 of these sales to COPJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of December 31, 2021 and December 31, 2020, COPJV had total investments with a fair value of $3,260.0 and $1,544.3, respectively. As of December 31, 2021 and December 31, 2020, COPJV had zero and two investments on non-accrual status, respectively.

Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of December 31, 2021 and 2020:

	As of
	December 31, 2021	December 31, 2020
Total debt investments(1)	$2,954.2	$1,436.3
Weighted average current interest rate on debt investments(2)	8.1%	8.6%
Number of portfolio companies in COPJV	95	66
Largest investment in a single portfolio company(1)	$131.5	$72.6
Unfunded commitments(1)	$1.9	$21.6

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Credit Opportunities Partners JV, LLC Portfolio

As of December 31, 2021 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—135.2%
ABB CONCISE Optical Group LLC	(j)(k)	Retailing	L+500	1.0%	6/15/23		$16.2	$14.5	$15.7
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/23		21.0	20.3	20.3
Advania Sverige AB	(e)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	588.0	66.4	64.3
Advania Sverige AB	(e)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,644.9	12.8	12.5
Affordable Care Inc	(e)(h)(i)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$55.9	55.6	55.6
Alera Group Intermediate Holdings Inc	(e)(k)	Insurance	L+550	0.8%	10/2/28		20.2	20.0	20.0
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/23		6.1	5.3	5.0
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+350	0.0%	7/30/25		€4.8	4.7	5.4
Apex Group Limited	(h)	Diversified Financials	L+375	0.5%	7/27/28		$4.2	4.2	4.2
Apex Group Limited	(h)	Diversified Financials	E+400	0.0%	7/27/28		€1.6	1.9	1.8
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/28		$22.4	22.2	22.3
Ardonagh Group Ltd	(e)(i)	Insurance	L+675	0.8%	7/14/26		£3.8	4.7	5.2
Ardonagh Group Ltd	(e)(i)	Insurance	E+675	1.0%	7/14/26		€0.5	0.5	0.6
Ardonagh Group Ltd	(e)(j)(k)	Insurance	L+550	0.8%	7/14/26		$40.7	40.3	40.3
Arrotex Australia Group Pty Ltd	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	109.4	73.6	79.7
Arrotex Australia Group Pty Ltd	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		8.0	5.7	5.8

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Barbri Inc	(e)(h)(i)	Consumer Services	L+575	0.8%	4/28/28		$47.7	$47.7	$47.7
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+600	1.0%	7/5/24		2.2	2.2	2.1
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+550	1.0%	7/5/24	C$	14.4	10.5	11.0
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24		1.3	1.0	1.0
Belk Inc		Retailing	L+750	1.0%	7/31/25		$0.6	0.6	0.6
Belk Inc		Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		2.9	1.5	2.1
BGB Group LLC	(e)(h)(i)	Media & Entertainment	L+575	1.0%	8/16/27		48.5	48.2	48.3
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24		16.4	16.4	10.3
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/24		€11.5	12.9	8.3
Bugaboo International BV	(e)(h)(i)(n)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25		35.0	40.8	39.8
Caprock Midstream LLC	(i)	Energy	L+475	0.0%	11/3/25		$13.3	13.0	13.2
CSafe Global	(e)(h)(i)(k)	Capital Goods	L+625	0.8%	12/23/27		60.0	59.9	60.0
CSafe Global	(e)(h)	Capital Goods	L+625	0.8%	8/13/28		17.5	17.5	17.5
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/28		9.2	9.2	9.2
Eagleclaw Midstream Ventures LLC	(k)	Energy	L+425	1.0%	6/24/24		11.1	10.6	11.1
EIF Van Hook Holdings LLC	(i)(k)	Energy	L+525	0.0%	9/5/24		8.1	7.8	7.8
Entertainment Benefits Group LLC	(e)(k)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25		2.6	2.6	2.5
Follett Software Co	(e)(h)(i)	Software & Services	L+575	0.8%	8/31/28		37.9	37.5	37.7
Frontline Technologies Group LLC	(e)(i)	Software & Services	L+525	1.0%	9/18/23		19.7	19.8	19.7
Galway Partners Holdings LLC	(e)(k)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		20.3	20.0	20.0
General Datatech LP	(e)(j)	Software & Services	L+625	1.0%	6/18/27		10.2	10.0	10.0
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/26		30.2	30.0	29.9

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/25	$15.6	$15.5	$14.3
Hermes UK Ltd	(e)	Transportation	SA+650	0.0%	11/30/27	£14.7	19.5	19.3
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+550	0.8%	11/25/26	$38.0	38.4	38.8
Industria Chimica Emiliana Srl	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€113.9	125.0	133.3
Insight Global LLC	(e)(h)(i)	Commercial & Professional Services	L+600	0.8%	9/22/28	$37.9	37.5	37.4
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	L+500	0.8%	5/26/27	23.7	23.6	23.5
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+575	1.0%	11/7/26	29.5	28.1	29.6
Kettle Cuisine LLC	(j)	Food, Beverage & Tobacco	L+375	1.0%	8/25/25	16.4	16.4	15.6
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	15.7	15.6	15.6
Lexitas Inc	(e)(h)	Commercial & Professional Services	L+600	1.0%	11/14/25	8.0	7.9	8.1
Lexitas Inc	(e)(h)	Commercial & Professional Services	L+600	1.0%	11/14/25	10.7	10.7	10.8
Lionbridge Technologies Inc	(e)(i)(j)	Consumer Services	L+700	1.0%	12/29/25	28.3	27.7	28.9
Lipari Foods LLC	(e)(k)	Food & Staples Retailing	L+575	1.0%	1/6/25	65.3	65.2	65.4
Lloyd’s Register Quality Assurance Ltd	(e)(i)(k)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	€44.3	48.6	48.9
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+500	1.5%	7/3/24	$35.5	32.9	35.6
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	L+650	1.0%	12/22/25	25.0	24.7	24.7
New Era Technology Inc	(e)(j)	Software & Services	L+625	1.0%	10/31/26	10.0	10.0	10.0
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/27	5.0	5.0	5.0
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26	2.1	1.9	2.1
Parata Systems	(e)(h)(i)	Health Care Equipment & Services	L+575	1.0%	6/30/27	57.9	57.7	58.0

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24		$9.0	$8.7	$8.7
Premium Credit Ltd	(e)(h)(i)	Diversified Financials	L+650	0.0%	1/16/26		£49.4	63.9	67.0
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/28		$1.6	1.6	1.6
Project Marron	(e)(h)(j)	Consumer Services	B+625	0.0%	7/2/25	A$	63.6	43.9	43.6
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.0%	7/2/25	C$	52.5	39.9	39.1
Project Marron	(e)(h)	Consumer Services	B+575	0.0%	7/2/25	A$	3.2	2.3	2.2
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		$9.9	9.8	9.6
Qdoba Restaurant Corp	(h)(k)	Consumer Services	L+700	1.0%	3/21/25		3.5	3.3	3.4
Reliant Rehab Hospital Cincinnati LLC	(e)(j)	Health Care Equipment & Services	L+625	0.0%	2/28/26		15.6	15.2	15.3
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26		19.8	19.8	19.9
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		1.0	1.0	1.0
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		30.7	30.0	30.1
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		0.9	0.9	0.9
RSC Insurance Brokerage Inc	(e)(k)	Insurance	L+550	0.8%	10/30/26		19.0	19.0	19.2
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/27		75.5	76.0	75.5
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+575	1.0%	9/1/27		27.4	27.1	27.2
SavATree LLC	(e)(j)(k)	Consumer Services	L+550	0.8%	10/12/28		40.0	39.7	39.7
Sequa Corp	(h)(j)(k)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		45.4	43.9	45.8
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/25		7.1	6.7	6.4
Staples Canada	(e)(h)(i)(j)(k)(n)	Retailing	C+700	1.0%	9/12/24	C$	87.0	67.1	70.8
Summit Interconnect Inc	(e)(j)	Capital Goods	L+600	1.0%	9/22/28		$10.1	10.0	10.0

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/27		€29.5	$32.7	$32.9
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/25		$11.8	10.4	11.7
Transaction Services Group Ltd	(e)(j)(k)(n)	Software & Services	B+650	0.0%	10/15/26	A$	162.0	110.9	115.2
West Corp	(i)	Software & Services	L+400	1.0%	10/10/24		$12.4	12.2	11.8
West Corp	(i)	Software & Services	L+350	1.0%	10/10/24		2.6	2.5	2.4
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/28		53.5	53.0	54.3
Yak Access LLC	(n)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.7

Total Senior Secured Loans—First Lien								2,136.4	2,159.4
Unfunded Loan Commitments								(1.9)	(1.9)

Net Senior Secured Loans—First Lien								2,134.5	2,157.5

Senior Secured Loans—Second Lien—31.5%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26		2.5	2.2	2.5
Ammeraal Beltech Holding BV	(e)(k)(n)	Capital Goods	L+775	0.0%	9/12/26		81.5	79.8	80.3
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+675	0.5%	7/27/29		32.0	31.7	32.0
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26		0.4	0.4	0.4
Excelitas Technologies Corp	(h)(i)(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/25		22.6	19.7	22.7
Misys Ltd	(h)(i)(k)	Software & Services	L+725	1.0%	6/13/25		41.2	38.8	41.2
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/26		6.8	6.7	6.7
OEConnection LLC	(e)(h)(i)(j)	Software & Services	L+825	0.0%	9/25/27		50.0	50.0	49.1
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26		2.5	2.5	2.5
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/29		39.9	39.7	39.5

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Pure Fishing Inc	(e)(k)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	$46.8	$42.0	$44.5
Sequa Corp	(i)(k)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	39.1	33.9	39.1
SIRVA Worldwide Inc	(j)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.1	3.3
Watchfire Enterprises Inc	(e)(j)	Technology Hardware & Equipment	L+825	1.0%	10/2/24	9.3	9.3	9.3
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€120.5	131.5	129.3

Total Senior Secured Loans—Second Lien							491.3	502.4

Other Senior Secured Debt—1.5%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	$23.5	22.9	23.5

Total Other Senior Secured Debt							22.9	23.5

Asset Based Finance—31.0%
Abacus JV, Private Equity	(e)	Insurance				31,916,927	32.7	34.2
Altavair AirFinance, Private Equity	(e)	Capital Goods				36,500,000	43.0	44.1
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials				1	—	4.5
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials				3,653,142	3.7	4.6
Home Partners JV, Common Stock	(e)(o)	Real Estate				15,249,687	22.9	37.6
Home Partners JV, Structured Mezzanine	(e)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$38.4	38.4	38.4

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(o)	Capital Goods				$19,642,734	$24.4	$15.9
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	€6.9	8.1	7.9
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	$10.7	10.7	10.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	€4.8	5.6	5.4
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	£1.3	1.8	1.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	£1.9	2.6	2.5
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	$7.4	7.4	7.4
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/25	$26.8	26.9	27.1
Luxembourg Life Fund - Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/26	$57.5	57.0	57.0
Luxembourg Life Fund - Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	L+925	0.0%	4/1/23	$94.6	94.1	94.5
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	18.3%		1/25/27	$30.0	9.3	15.3
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$18.9	18.6	19.1
Sealane Trade Finance	(e)(m)	Banks	L+375	0.0%	5/8/23	$5.0	5.0	5.0

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Sealane Trade Finance	(e)(m)	Banks	L+963	0.0%	5/8/23	$11.2	$11.2	$11.2
Toorak Capital Partners LLC, Private Equity	(e)	Real Estate				40,000,000	50.2	50.4

Total Asset Based Finance							473.6	494.5

Equity/Other—5.1%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(o)	Energy				13,556	3.6	3.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(o)	Energy				115,178,571	30.5	26.4
Belk Inc, Common Stock	(e)(o)	Retailing				381	—	—
One Call Care Management Inc, Common Stock	(e)(o)	Health Care Equipment & Services				34,873	2.2	2.4
One Call Care Management Inc, Preferred Stock A	(e)(o)	Health Care Equipment & Services				371,993	23.7	26.1
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.8	9.2
Zeta Interactive Holdings Corp, Common Stock	(k)(o)	Software & Services				1,766,696	15.1	14.9

Total Equity/Other							83.9	82.1

TOTAL INVESTMENTS—204.3%							$3,206.2	$3,260.0

Derivative Instruments— (0.4)%

Foreign currency forward contracts								$(6.7)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.21%, the Euro Interbank Offered Rate, or EURIBOR, was (0.57)%, Canadian Dollar Offer Rate, or CDOR was 0.52%, the Bank Bill Swap Bid Rate, or BBSY was

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

0.12%, the Reykjavik Interbank Offered Rate, or REIBOR, was 2.65%, the Stockholm Interbank Offered Rate, or STIBOR, was (0.05)%, the Sterling Overnight Index Average, or SONIA, was 0.19%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.

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

(i)	Security or portion thereof held within Boxwood Drive Funding and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Ardonagh Group Ltd	(e)(k)	Insurance	L+750, 0.0% PIK (2.3% Max PIK)	0.8%	7/14/26		£3.7	$4.6	$5.2
Arrotex Australia Group Pty Ltd	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	68.9	46.0	53.6
Arrotex Australia Group Pty Ltd	(e)(f)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		4.9	3.8	3.8
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24	C$	1.3	1.0	1.0
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	L+550	1.0%	7/5/24		$2.2	2.2	2.2
BearCom Acquisition Corp	(e)(i)	Technology Hardware & Equipment	C+550	1.0%	7/5/24	C$	14.5	10.5	11.1
Belk Inc	(g)(l)	Retailing	L+675	1.0%	7/31/25		$3.8	3.4	1.4
Big Bus Tours Ltd	(e)(i)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/18/24		€10.5	11.7	8.7
Big Bus Tours Ltd	(e)(i)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/18/24		$14.9	14.9	10.1
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+775 PIK (E+775 Max PIK)	0.0%	3/20/25		€35.0	40.6	42.7
Cambium Learning Group Inc	(i)(k)	Consumer Services	L+450	0.0%	12/18/25		$45.1	43.4	44.9
Catapult Learning LLC	(e)(i)	Consumer Services	L+475	1.0%	4/24/23		2.1	2.1	2.1
Catapult Learning LLC	(e)(f)	Consumer Services	L+475	1.0%	4/24/23		2.3	2.4	2.3
Catapult Learning LLC	(e)(i)(k)	Consumer Services	L+635	1.0%	4/24/23		39.1	38.7	38.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/23		1.2	1.2	1.1
Catapult Learning LLC	(e)(h)(i)	Consumer Services	L+635	1.0%	4/24/23		14.9	14.7	14.7
Catapult Learning LLC	(e)(f)	Consumer Services	L+635	1.0%	4/24/23		0.4	0.4	0.4
Child Development Schools Inc	(e)(i)	Consumer Services	L+425	1.0%	5/21/23		9.3	9.3	9.2
Child Development Schools Inc	(e)(f)	Consumer Services	L+425		5/21/23		2.5	2.5	2.5
CSM Bakery Products	(h)	Food, Beverage & Tobacco	L+625	1.0%	1/4/22		1.3	1.2	1.3

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Diamond Resorts International Inc	(h)	Consumer Services	L+375	1.0%	9/2/23		$5.7	$5.6	$5.5
Eacom Timber Corp	(e)(h)(i)(k)	Materials	L+650	1.0%	11/20/23		59.2	59.2	59.2
Frontline Technologies Group LLC	(e)	Software & Services	L+575	1.0%	9/18/23		19.9	20.0	20.0
HealthChannels LLC	(i)	Health Care Equipment & Services	L+450	0.0%	4/3/25		24.3	24.1	23.3
Huws Gray Ltd	(e)(h)	Materials	L+525	0.5%	4/11/25		£21.7	28.7	29.3
Huws Gray Ltd	(e)(f)	Materials	L+525	0.5%	4/11/25		6.7	8.9	8.9
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24		€3.1	3.7	3.8
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/24		£1.3	1.7	1.8
ID Verde	(e)(h)	Commercial & Professional Services	E+500, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25		€16.3	19.1	19.9
ID Verde	(e)(h)	Commercial & Professional Services	L+525, 2.3% PIK (2.3% Max PIK)	0.0%	3/29/25		£6.0	7.9	8.1
Industria Chimica Emiliana Srl	(e)(h)(i)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	6/30/26		€62.5	68.6	77.3
Kellermeyer Bergensons Services LLC	(e)(i)(k)	Commercial & Professional Services	L+650	1.0%	11/7/26		$29.8	28.2	30.1
Kettle Cuisine LLC	(i)	Food, Beverage & Tobacco	L+375	1.0%	8/25/25		16.6	16.5	14.2
Koosharem LLC	(k)	Commercial & Professional Services	L+450	1.0%	4/18/25		17.1	17.0	16.8
Lionbridge Technologies Inc	(e)(i)(k)	Consumer Services	L+625	1.0%	12/29/25		29.8	29.0	29.8
MedAssets Inc	(h)	Health Care Equipment & Services	L+450	1.0%	10/20/22		6.8	6.8	6.8
Parts Town LLC	(e)(h)	Retailing	L+550	1.0%	10/15/25		24.8	24.6	23.8
Precision Global Corp	(e)(i)	Materials	L+475	1.0%	8/3/24		9.1	8.7	8.3
Premium Credit Ltd	(e)(k)	Diversified Financials	L+650	0.0%	1/16/26		£10.6	13.0	14.3
Project Marron	(e)(i)	Consumer Services	C+575	0.0%	7/2/25	C$	23.8	18.0	17.5
Project Marron	(e)(i)	Consumer Services	B+575	0.0%	7/3/25	A$	28.8	19.5	20.5

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Qdoba Restaurant Corp	(h)	Consumer Services	L+700	1.0%	3/21/25		$1.6	$1.4	$1.5
Reliant Rehab Hospital Cincinnati LLC	(e)	Health Care Equipment & Services	L+675	0.0%	9/2/24		19.9	19.2	19.2
Roadrunner Intermediate Acquisition Co LLC	(e)(i)(k)	Health Care Equipment & Services	L+675	1.0%	3/15/23		19.9	19.7	19.9
Safe-Guard Products International LLC	(e)(i)	Diversified Financials	L+575	0.0%	1/27/27		20.5	20.4	20.4
Sequa Corp	(i)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		12.2	11.6	12.3
Smart & Final Stores LLC	(k)	Food & Staples Retailing	L+675	0.0%	6/20/25		18.5	17.1	18.7
Staples Canada	(e)(h)	Retailing	C+700	1.0%	9/12/24	C$	43.6	32.9	34.6
Technimark LLC	(i)	Materials	L+375	0.0%	8/8/25		$18.4	18.3	18.2
Total Safety US Inc	(k)	Capital Goods	L+600	1.0%	8/16/25		3.9	3.2	3.7
Transaction Services Group Ltd	(e)(h)(i)	Software & Services	B+600	0.0%	10/15/26	A$	99.5	68.6	71.2
Virgin Pulse Inc	(e)	Software & Services	L+650	1.0%	5/22/25		$19.9	19.9	19.9
Yak Access LLC	(h)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.7

Total Senior Secured Loans—First Lien								1,013.2	1,035.6
Unfunded Loan Commitments								(21.6)	(21.6)

Net Senior Secured Loans—First Lien								991.6	1,014.0

Senior Secured Loans—Second Lien—28.9%
Access CIG LLC	(k)	Commercial & Professional Services	L+775	0.0%	2/27/26		0.6	0.5	0.6
Ammeraal Beltech Holding BV	(e)(h)	Capital Goods	L+800	1.0%	9/12/26		40.7	40.0	39.2
BCA Marketplace PLC	(e)(h)	Retailing	L+825	0.0%	11/22/27		£47.7	62.4	64.0
Excelitas Technologies Corp	(k)	Technology Hardware & Equipment	L+750	1.0%	12/1/25		$8.4	6.6	8.5

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Misys Ltd	(k)	Software & Services	L+725	1.0%	6/13/25	$6.2	$4.9	$6.2
Resource Label Group LLC	(e)(i)	Materials	L+850	1.0%	11/26/23	15.0	13.4	14.9
Sequa Corp	(h)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	19.4	15.3	16.9
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.0	3.2
Watchfire Enterprises Inc	(e)(i)	Technology Hardware & Equipment	L+800	1.0%	10/2/21	9.3	7.6	9.1
WireCo WorldGroup Inc	(h)	Capital Goods	L+900	1.0%	9/30/24	10.3	8.4	8.4
Wittur Holding GmbH	(e)(h)(i)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€55.3	60.3	64.6

Total Senior Secured Loans—Second Lien							222.4	235.6

Other Senior Secured Debt—1.0%
Cleaver-Brooks Inc	(h)	Capital Goods	7.9%		3/1/23	$8.4	7.1	8.3

Total Other Senior Secured Debt							7.1	8.3

Subordinated Debt—5.3%
Home Partners of America Inc	(e)(h)	Real Estate	L+625	1.0%	10/8/22	42.9	42.6	42.8

Total Subordinated Debt							42.6	42.8

Asset Based Finance—23.8%
Comet Aircraft S.a.r.l., Common Stock	(e)(g)(h)(l)	Capital Goods	12.4%		2/28/22	$21.5	21.5	4.8

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(h)	Diversified Financials				N/A	$—	$8.9
Global Lending Services LLC, Private Equity	(e)(h)(l)	Diversified Financials				6,981,478	7.0	7.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(h)	Capital Goods				19,642,734	24.4	21.8
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	8.0%		6/22/22	$15.5	15.5	15.5
Lenovo Group Ltd, Structured Mezzanine	(e)(h)	Technology Hardware & Equipment	12.0%		6/22/22	$9.8	9.8	9.8
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)	Insurance	L+750	1.5%	2/27/25	$30.6	30.7	30.7
Luxembourg Life Fund - Long Term Growth Fund, 1L Term Loan	(e)(h)	Insurance	9.0%		7/23/21	$32.5	32.0	32.5
MP4 2013-2A Class Subord. B	(e)(h)(l)	Diversified Financials			7/25/29	$21.0	4.2	3.1
NewStar Clarendon 2014-1A Class D	(e)(h)(l)	Diversified Financials			1/25/27	$17.9	6.5	5.6
Pretium Partners LLC P1, Structured Mezzanine	(e)(k)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$12.0	11.7	12.0
Pretium Partners LLC P2, Structured Mezzanine	(e)(k)	Real Estate	2.0%, 7.5% PIK (7.5% Max PIK)		5/29/25	$25.3	23.8	25.5
Sealane Trade Finance	(e)(j)	Banks	L+375	0.0%	5/8/23	$5.0	5.0	5.0

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Sealane Trade Finance	(e)(j)	Banks	L+963	0.0%	5/8/23	$12.0	$12.0	$11.1

Total Asset Based Finance							204.1	194.1

Equity/Other—6.1%
ASG Technologies, Common Stock	(e)(i)(l)	Software & Services				540,346	30.0	20.1
Home Partners of America Inc, Common Stock	(e)(i)(l)	Real Estate				18,419	30.0	29.4

Total Equity/Other							60.0	49.5

TOTAL INVESTMENTS—189.7%							$1,527.8	$1,544.3

Derivative Instruments—(1.4)%

Foreign currency forward contracts								$(11.4)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected balance sheet information for COPJV as of December 31, 2021 and 2020:

	As of
	December 31, 2021	December 31, 2020
Selected Balance Sheet Information
Total investments, at fair value	$3,260.0	$1,544.3
Cash and other assets	414.3	188.6

Total assets	3,674.3	1,732.9

Debt	1,442.0	722.0
Other liabilities	636.7	196.8

Total liabilities	2,078.7	918.8

Member’s equity	$1,595.6	$814.1

Below is selected statement of operations information for COPJV for the years ended December 31, 2021 and 2020:

	As of
	December 31, 2021	December 31, 2020
Selected Statement of Operation Information
Total investment income	$189.9	$115.7
Expenses
Interest expense	40.3	21.6
Custodian and accounting fees	1.1	1.0
Administrative services	6.7	4.2
Professional services	0.7	0.6
Other	0.5	0.1

Total expenses	49.3	27.5

Net investment income	140.6	88.2
Net realized and unrealized losses	56.3	(106.4)

Net increase in net assets resulting from operations	$196.9	$(18.2)

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2021 and 2020:

		Fair Value
Derivative Instrument	Statement Location	December 31, 2021	December 31, 2020
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$9	$1
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(1)	(3)

Total		$8	$(2)

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2021 and 2020 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
Derivative Instrument	Statement Location	December 31, 2021	December 31, 2020
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	0	0

Total		$0	$0

		Net Unrealized Gains (Losses)
Derivative Instrument	Statement Location	December 31, 2021	December 31, 2020
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	12	(3)

Total		$12	$(3)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2021 and 2020:

	December 31, 2021
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

The average notional balance for foreign currency forward contracts during the year ended December 31, 2021 and 2020 was $157.6 and $41.2, respectively. See consolidated schedule of investments for the Company’s open foreign currency forward contracts.

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

As of December 31, 2021 and 2020, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2021	December 31, 2020
Level 1—Price quotations in active markets	$30	$—
Level 2—Significant other observable inputs	703	260
Level 3—Significant unobservable inputs	13,972	5,807
Investments measured at net asset value(1)	1,396	713

	$16,101	$6,780

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of December 31, 2021 and 2020.

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

The following is a reconciliation for the years ended December 31, 2021 and 2020 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2021
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,276	$862	$36	$152	$951	$530	$5,807
Accretion of discount (amortization of premium)	46	11	—	—	3	—	60
Net realized gain (loss)	88	(88)	(21)	(7)	(24)	205	153
Net change in unrealized appreciation (depreciation)	204	122	9	(7)	186	59	573
Purchases	9,561	1,105	52	29	2,039	503	13,289
Paid-in-kind interest	22	6	1	—	49	31	109
Sales and repayments	(3,655)	(813)	(48)	(93)	(959)	(454)	(6,022)
Transfers into Level 3	—	—	—	—	—	3	3
Transfers out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$9,542	$1,205	$29	$74	$2,245	$877	$13,972

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$207	$42	$(17)	$(14)	$166	$96	$480

	For the Year Ended December 31, 2020
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,358	$1,015	$152	$313	$737	$572	$6,147
Accretion of discount (amortization of premium)	7	4	—	1	—	1	13
Net realized gain (loss)	(131)	(33)	(94)	(85)	(7)	(85)	(435)
Net change in unrealized appreciation (depreciation)	(24)	(79)	17	(1)	(50)	(21)	(158)
Purchases	1,397	100	—	48	426	65	2,036
Paid-in-kind interest	18	6	3	13	26	16	82
Sales and repayments	(1,407)	(151)	(42)	(137)	(181)	(18)	(1,936)
Transfers into Level 3	58	—	—	—	—	—	58
Transfers out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$3,276	$862	$36	$152	$951	$530	$5,807

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(49)	$(85)	$(6)	$(11)	$(3)	$(92)	$(246)

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2021 and 2020 were as follows:

Type of Investment	Fair Value at December 31, 2021	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$8,746	Discounted Cash Flow	Discount Rate	5.3% - 30.3% (8.5%)	Decrease
	1,242	Cost
	737	Waterfall	EBITDA Multiple	0.1x - 11.0x (7.0x)	Increase
	51	Other(3)
Subordinated Debt	53	Waterfall	EBITDA Multiple	7.0x - 7.8x (7.8x)	Increase
	21	Cost
Asset Based Finance	1,021	Waterfall	EBITDA Multiple	1.0x - 23.1x (4.1x)	Increase
	744	Discounted Cash Flow	Discount Rate	4.2% - 16.2% (10.1%)	Decrease
	359	Cost
	117	Other(3)
	4	Indicative Dealer Quotes		50.8% - 50.8% (50.8%)	Increase
Equity/Other	737	Waterfall	EBITDA Multiple	0.1x - 16.0x (6.1x)	Increase
	111	Discounted Cash Flow	Discount Rate	7.3% - 25.0% (9.8%)	Decrease
	5	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
	22	Other(3)
	2	Cost

Total	$13,972

Type of Investment	Fair Value at December 31, 2020	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$3,519	Discounted Cash Flow	Discount Rate	5.7% - 18.6% (9.0%)	Decrease
	418	Waterfall	EBITDA Multiple	0.1x - 12.7x (7.2x)	Increase
	237	Cost
Subordinated Debt	71	Discounted Cash Flow	Discount Rate	12.3% - 12.3% (12.3%)	Decrease
	63	Waterfall	EBITDA Multiple	7.8x - 11.5x (7.8x)	Increase
	18	Cost
Asset Based Finance	535	Waterfall	EBITDA Multiple	1.0x - 12.0x (3.6x)	Increase
	287	Discounted Cash Flow	Discount Rate	4.2% - 15.2% (9.9%)	Decrease
	59	Other(3)
	70	Cost
Equity/Other	346	Waterfall	EBITDA Multiple	0.1x - 12.5x (7.4x)	Increase
	135	Option Pricing Model	Equity Illiquidity Discount	11.0% - 50.0% (11.9%)	Decrease
	49	Other(3)

Total	$5,807

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

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2021, the aggregate amount outstanding of senior securities issued by the Company was $9,179. As of December 31, 2021, the Company’s asset coverage was 184%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2021 and 2020:

	As of December 31, 2021
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available		Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$150		$50		November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—		—		June 28, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	300		—		January 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	250		—		February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	485		15		February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	300		—		November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4) SONIA + 0.0326%(1)(4)	2,647	(5)	1,544	(6)	December 23, 2025
4.750% Notes due 2022(7)	Unsecured Notes	4.75%	450		—		May 15, 2022
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400		—		July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500		—		October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470		—		February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475		—		February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250		—		May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000		—		January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400		—		January 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750		—		October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352		—		January 15, 2031

Total			$9,179		$1,609

(1)	The benchmark rate is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over the benchmark rate is determined by reference to the amount outstanding under the facility.

(4)	The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €260 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD40 has been converted to U.S dollars at an exchange rate of CAD$1.00 to $0.79 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £130 has been converted to U.S dollars at an exchange rate of £1.00 to $1.35 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD116 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.73 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars.

(6)

The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2021, $9 of such letters of credit have been issued.

(7)

As of December 31, 2021, the fair value of the 4.750% notes, the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes and the 3.125% notes was approximately $455, $421, $491, $492, $497, $276, $1,016, $395 and $747, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(8)

As of December 31, 2021, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

(9)

As of June 16, 2021, the Company assumed all of FSKR’s obligations under its notes and credit facilities, and FSKR’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

	As of December 31, 2020
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available	Maturity Date
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	$260		$40	December 2, 2023
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4)	615	(5)	1,000	December 23, 2025
4.750% Notes due 2022(6)	Unsecured Notes	4.75%	450		—	May 15, 2022
5.000% Notes due 2022(6)	Unsecured Notes	5.00%	245		—	June 28, 2022
4.625% Notes due 2024(6)	Unsecured Notes	4.63%	400		—	July 15, 2024
4.125% Notes due 2025(6)	Unsecured Notes	4.13%	470		—	February 1, 2025
8.625% Notes due 2025(6)	Unsecured Notes	8.63%	250		—	May 15, 2025
3.400% Notes due 2026(6)	Unsecured Notes	3.40%	1,000		—	January 15, 2026
CLO-1 Notes(2)(7)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352		—	January 15, 2031

Total			$4,042		$1,040

(1)	The benchmark rate is subject to a 0% floor.

(2)	The carrying amount outstanding under the facility approximates its fair value.

(3)	The spread over the benchmark rate is determined by reference to the amount outstanding under the facility.

(4)	The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.

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

(6)

As of December 31, 2020, the fair value of the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 8.625% notes and the 3.400% notes was approximately $468, $245, $422, $490, $285 and $994, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(7)

As of December 31, 2020, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

For the years ended December 31, 2021, 2020 and 2019, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2021			2020			2019
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Ambler Credit Facility(2)	$2	$0	$2	$—	$—	$—	$—	$—	$—
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—	—	—	—
CCT New York Funding Credit Facility(2)	—	—	—	—	—	—	2	—	2
CCT Tokyo Funding Credit Facility(2)	4	1	5	6	1	7	8	—	8
Darby Creek Credit Facility(2)	3	0	3	—	—	—	—	—	—

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	Year Ended December 31,
	2021			2020			2019
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Dunlap Credit Facility(2)	$6	$0	$6	$—	$—	$—	$—	$—	$—
Juniata River Credit Facility(2)	6	—	6	—	—	—	—	—	—
Locust Street Funding Credit Facility(2)	—	—	—	13	3	16	26	2	28
Meadowbrook Run Credit Facility(2)	4	0	4	—	—	—	—	—	—
Senior Secured Revolving Credit Facility(2)	38	3	41	41	3	44	57	1	58
4.000% Notes due 2019	—	—	—	—	—	—	8	1	9
4.250% Notes due 2020	—	—	—	—	—	—	16	1	17
4.750% Notes due 2022	21	1	22	21	0	21	17	0	17
5.000% Notes due 2022	11	—	11	12	—	12	12	—	12
4.625% Notes due 2024	19	1	20	19	1	20	8	1	9
1.650% Notes due 2024	2	0	2	—	—	—	—	—	—
4.125% Notes due 2025	19	2	21	19	3	22	2	0	2
4.250% Notes due 2025	11	(4)	7	—	—	—	—	—	—
8.625% Notes due 2025	22	1	23	15	1	16	—	—	—
3.400% Notes due 2026	35	4	39	2	0	2	—	—	—
2.625% Notes due 2027	6	0	6	—	—	—	—	—	—
3.125% Notes due 2028	5	0	5	—	—	—	—	—	—
CLO-1 Notes	8	0	8	10	0	10	8	0	8

Total	$222	$9	$231	$158	$12	$170	$164	$6	$170

(1)

Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2021 were $6,380 and 3.45%, respectively. As of December 31, 2021, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.04%.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2020 were $4,240 and 3.71%, respectively. As of December 31, 2020, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.88%.

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2021 and December 31, 2020.

Ambler Credit Facility

On November 22, 2019, Ambler Funding LLC, or Ambler Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or the Ambler Credit Facility, with Ally Bank, as administrative agent and arranger, Wells Fargo, as collateral administrator and collateral custodian, and the lenders from time to time party thereto. The Ambler Credit Facility provides for borrowings in U.S. dollars in an initial aggregate principal amount of up to $200 on a committed basis.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Ambler Funding may elect at one or more times, subject to certain conditions, including the consent of Ally Bank, to increase the maximum committed amount up to $250. The end of the reinvestment period and the maturity date for the Ambler Credit Facility are November 22, 2023 and November 22, 2025, respectively. Borrowings under the Ambler Credit Facility are subject to compliance with a borrowing base test.

Under the Ambler Credit Facility, borrowings bear interest at the rate of Term SOFR or Daily Simple SOFR, as elected by Ambler Funding, plus 2.15% per annum. Interest is payable quarterly in arrears. After an initial 3-month ramp-up period, Ambler Funding is subject to a quarterly non-usage fee ranging from 0.25% to 0.50% per annum on the average daily unborrowed portion of the committed facility amount.

Under the Ambler Credit Facility, Ambler Funding has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. In addition, after an initial specified period, Ambler Funding must maintain an adjusted interest coverage ratio of at least 150%, measured as of the end of each fiscal month. The Ambler Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Ally Bank may declare the outstanding advances and all other obligations under the Ambler Credit Facility immediately due and payable.

Ambler Funding’s obligations under the Ambler Credit Facility are secured by a first priority security interest in substantially all of the assets of Ambler Funding, including its portfolio of assets; and a pledge by the Company of the equity of Ambler Funding. The obligations of Ambler Funding under the Ambler Credit Facility are non-recourse to the Company, and the Company’s exposure under the Ambler Credit Facility is limited to the value of its investment in Ambler Funding and the equity of Ambler Funding.

Burholme Prime Brokerage Facility

On October 17, 2014, Burholme Funding LLC, or Burholme Funding, a wholly-owned financing subsidiary of the Company, entered into a committed facility arrangement, or as subsequently amended, the Burholme Prime Brokerage Facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP. The Burholme Prime Brokerage Facility provides for borrowings in U.S. dollars on a committed basis up to an aggregate principal amount equal to the average outstanding borrowings over the past ten business days.

Burholme Funding may terminate the Burholme Prime Brokerage Facility upon 179 days’ notice. Absent a default or facility termination event (or the ratings decline described in the following sentence), BNPP is required to provide Burholme Funding with 179 days’ notice prior to terminating or materially amending the Burholme Prime Brokerage Facility. The Burholme Prime Brokerage Facility will automatically terminate if BNP Paribas’ long- term credit rating declines three or more notches below its highest rating by any of S&P, Moody’s or Fitch IBCA, during the term of the Burholme Prime Brokerage Facility.

Under the Burholme Prime Brokerage Facility, borrowings bear interest at the rate of LIBOR plus 1.25% per annum. Interest is payable monthly in arrears.

Under the Burholme Prime Brokerage Facility, Burholme Funding has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other requirements customary for facilities of this type. The value of securities required to be pledged by Burholme Funding is determined in accordance with the margin requirements described in the Burholme Prime Brokerage Facility agreements. The Burholme Prime Brokerage Facility agreements contain events of default and termination events customary for similar financing transactions.

Burholme Funding’s obligations under the Burholme Prime Brokerage Facility are secured by a first priority security interest in substantially all of the assets of Burholme Funding, including its portfolio of assets. The obligations of Burholme Funding under the Burholme Prime Brokerage Facility are non-recourse to the Company and the Company’s exposure under the Burholme Prime Brokerage Facility is limited to the value of its investment in Burholme Funding.

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

The CCT Tokyo Funding Credit Facility provides for borrowings in an aggregate principal amount up to $300. The end of the reinvestment period and the maturity date for the CCT Tokyo Funding Credit Facility are July 2, 2022 and January 2, 2025, respectively. CCT Tokyo Funding may elect to extend both the reinvestment period and maturity date by an additional five months to December 2, 2022 and June 2, 2025, respectively, subject to satisfaction of certain conditions. Advances under the CCT Tokyo Funding Credit Facility are subject to a borrowing base test.

Advances outstanding under the CCT Tokyo Funding Credit Facility bear interest at a rate equal to (i) for loans for which CCT Tokyo Funding elects the base rate option, the higher of (A) the “Prime Rate” (as defined in the CCT Tokyo Funding loan and servicing agreement) or (B) the federal funds effective rate plus 0.50%, plus a spread of 0.75% per annum, or (ii) for loans for which CCT Tokyo Funding elects the LIBOR rate option, LIBOR plus a spread of 1.75% per annum. In each case, the spread increases by 0.25% per annum if the average daily amount of advances outstanding during the relevant remittance period does not exceed $150. Effective June 2, 2016, CCT Tokyo Funding began paying a quarterly non-usage fee of 0.35% per annum on any unborrowed amounts up to a threshold amount equal to the lesser of (i) 50% of the borrowing base during the relevant remittance period and (ii) $150, and 0.875% per annum on any unborrowed amounts above such threshold amount.

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

Darby Creek Credit Facility

On February 20, 2014, Darby Creek LLC, or Darby Creek, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended, the Darby Creek Credit Facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents party thereto and Wells Fargo, as collateral agent and collateral custodian. The Darby Creek Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $250 on a committed basis. The end of the reinvestment period and the maturity date for the Darby Creek Credit Facility are February 26, 2023 and February 26, 2025, respectively. Borrowings under the Darby Creek Credit Facility are subject to compliance with a borrowing base test.

Under the Darby Creek Credit Facility, borrowings bear interest at the rate of LIBOR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 1.85% per annum, and after the reinvestment period, 1.95% per annum. Interest is payable quarterly in arrears. During the reinvestment period, Darby Creek is subject to a non-usage fee of 0.375% per annum on the average daily unused portion of the committed facility amount. In addition, Darby Creek is subject to (i) a make-whole fee on a quarterly basis effectively equal to a specified portion of the spread that would have been payable if the full amount available under the Darby Creek Credit Facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) administration fees.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Under the Darby Creek Credit Facility, Darby Creek has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. In addition, Darby Creek must maintain a specified minimum equity threshold. The Darby Creek Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Darby Creek Credit Facility immediately due and payable.

Darby Creek’s obligations under the Darby Creek Credit Facility are secured by a first priority security interest in substantially all of the assets of Darby Creek, including its portfolio of assets. The obligations of Darby Creek under the Darby Creek Credit Facility are non-recourse to the Company and the Company’s exposure under the Darby Creek Credit Facility is limited to the value of its investment in Darby Creek.

Dunlap Credit Facility

On December 2, 2014, Dunlap Funding LLC, or Dunlap Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended, the Dunlap Credit Facility, with Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, and Wells Fargo, as collateral agent and collateral custodian. The Dunlap Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $500 on a committed basis. The end of the reinvestment period and the maturity date for the Dunlap Credit Facility are February 26, 2023 and February 26, 2025, respectively. Borrowings under the Dunlap Credit Facility are subject to compliance with a borrowing base test.

Under the Dunlap Credit Facility, borrowings bear interest at the rate of LIBOR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 1.85% per annum, and after the reinvestment period, 1.95% per annum. Interest is payable quarterly in arrears. During the reinvestment period, Dunlap Funding is subject to a non-usage fee of 0.25% per annum on the average daily unused portion of the committed facility amount. In addition, Dunlap Funding is subject to (i) a make-whole fee on a quarterly basis effectively equal to a specified portion of the spread that would have been payable if the full amount available under the Dunlap Credit Facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) administration fees.

Under the Dunlap Credit Facility, Dunlap Funding has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. In addition, Dunlap Funding must maintain a specified minimum equity threshold. The Dunlap Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Deutsche Bank may declare the outstanding advances and all other obligations under the Dunlap Credit Facility immediately due and payable. Dunlap Funding’s obligations under the Dunlap Credit Facility are secured by a first priority security interest in substantially all of the assets of Dunlap Funding, including its portfolio of assets. The obligations of Dunlap Funding under the Dunlap Credit Facility are non-recourse to the Company, and the Company’s exposure under the Dunlap Credit Facility is limited to the value of its investment in Dunlap Funding.

Meadowbrook Run Credit Facility

On November 22, 2019, Meadowbrook Run LLC, or Meadowbrook Run, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or the Meadowbrook Run Credit Facility, with Morgan Stanley Senior Funding, Inc., or Morgan Stanley, as administrative agent, Wells Fargo, as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. The Meadowbrook Run Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate principal amount up to $300 on a committed basis. Meadowbrook Run may elect at one or more times, subject to certain conditions, including the consent of Morgan Stanley, to increase the maximum committed amount up to $400. The end of the reinvestment period and the maturity date for the Meadowbrook Run Credit Facility are November 22, 2022 and November 22, 2024, respectively. Borrowings under the Meadowbrook Run Credit Facility are subject to compliance with a borrowing base test.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Under the Meadowbrook Run Credit Facility, borrowings bear interest at the rate of Term SOFR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 2.05% per annum, and after the reinvestment period, 2.55% per annum. Interest is payable quarterly in arrears. After the initial four-month ramp-up period and prior to the end of the reinvestment period, Meadowbrook Run is required to utilize a minimum of 70% of the committed facility amount, or the Minimum Utilization Amount. Any unborrowed amounts below the Minimum Utilization Amount accrue interest at a rate equal to the applicable margin in effect for such period. In addition, Meadowbrook Run is subject to (i) during the reinvestment period, a non-usage fee on the average daily unborrowed portion of the committed facility amount in excess of the Minimum Utilization Amount, equal to, during the ramp-up period, 0.25% per annum, and thereafter until the end of the reinvestment period, 0.50% per annum.

Under the Meadowbrook Run Credit Facility, Meadowbrook Run has made certain representations and warranties and must comply with various covenants, reporting requirements and other requirements customary for facilities of this type. The Meadowbrook Run Credit Facility contains events of default customary for similar financing transactions. Upon the occurrence and during the continuation of an event of default, Morgan Stanley may declare the outstanding advances and all other obligations under the Meadowbrook Run Credit Facility immediately due and payable.

Meadowbrook Run’s obligations under the Meadowbrook Run Credit Facility are secured by a first priority security interest in substantially all of the assets of Meadowbrook Run, including its portfolio of assets. The obligations of Meadowbrook Run under the Meadowbrook Run Credit Facility are non-recourse to the Company, and the Company’s exposure under the Meadowbrook Run Credit Facility is limited to the value of its investment in Meadowbrook Run.

Juniata River Credit Facility

On November 14, 2014, Juniata River LLC, or Juniata River, a wholly-owned special-purpose financing subsidiary of the Company, entered into a credit facility, or as subsequently amended and restated, the Juniata River Credit Facility, with JPMorgan, as administrative agent, each of the lenders from time to time party thereto, and Wells Fargo, as collateral agent, collateral administrator, and securities intermediary.

On October 12, 2021, Juniata River prepaid all outstanding borrowings under, and terminated the Juniata River Credit Facility which resulted in a realized loss on the extinguishment of debt of $3.

Senior Secured Revolving Credit Facility

On August 9, 2018, the Company entered into a senior secured revolving credit facility, or as subsequently amended and restated the Senior Secured Revolving Credit Facility, with FS KKR Capital Corp. II (formerly known as FS Investment Corporation II, as a borrower in its own right and as successor by merger to FS Investment Corporation III), or FSK II, (and prior to the 2018 Merger, CCT), as borrowers, JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Senior Secured Revolving Credit Facility provided for the Company to succeed to all of the rights and obligations thereunder as the sole borrower upon the consummation of the 2021 Merger.

The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate committed amount of up to $4,200 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $1,837.5 of additional commitments. The Senior Secured Revolving Credit Facility provides for a sublimit for the issuance of letters of credit in an aggregate face amount of up to $400 (including commitments from certain lenders to issue letters of credit in an aggregate face amount of up to $175), in each case, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of December 31, 2021, $9 of such letters of credit have been issued.

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

Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the borrowing base is equal to or greater than 1.85 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by JPMorgan, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) LIBOR plus 1% per annum) plus 0.75% and, (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, the alternate base rate plus 1.00%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the borrowing base is equal to or greater than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 1.75% and (B) if the value of the borrowing base is less than 1.85 times the Combined Debt Amount, is payable at a rate equal to LIBOR plus 2.00%. The Company will pay a commitment fee of at least 0.375% and up to 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Senior Secured Revolving Credit Facility.

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

Unsecured Notes

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

3.400% Notes due 2026

On December 10, 2020, the Company issued $1,000 aggregate principal amount of 3.400% notes due 2026, or the 3.40% notes. The 3.40% notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 3.40% notes. The 3.40% notes bear interest at a rate of 3.400% per year, payable semi-annually.

2.625% Notes due 2027

On June 17, 2021, the Company issued $400 aggregate principal amount of 2.625% notes due 2027, or the 2.625% notes. The 2.625% notes will mature on January 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2.625% notes bear interest at a rate of 2.625% per year payable semi-annually.

1.650% Notes due 2024 and 3.125% Notes due 2028

On October 12, 2021, the Company issued $500 aggregate principal amount of its 1.650% notes due 2024, or the 1.650% notes and $750 aggregate principal amount of its 3.125% notes due 2028, or the 3.125% notes and together with the 4.750% notes, the 5.000% notes, the 4.625% notes, the 4.125% notes, the 8.625% notes and the 3.400% notes, the Unsecured Notes.

The 1.625% notes will mature on October 12, 2024 and the 3.125% notes will mature on October 12, 2028. The 1.650% notes and the 3.125% notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 1.650% notes bear interest at a rate of 1.650% per year, and the 3.125% notes bear interest at a rate of 3.125% per year, payable semi-annually.

5.000% Notes due 2022

On October 12, 2021, the Company issued a notice of redemption providing for the redemption of its 5.00% senior notes due 2022, or the 5.000% notes, in full on November 11, 2021 for 100% of the aggregate principal amount of the 5.000% notes, plus the accrued and unpaid interest through, but excluding, November 11, 2021. All of the 5.000% notes were redeemed in connection with the redemption.

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

On December 22, 2020, the Issuer refinanced the CLO Transaction through a private placement of $383.7 of senior secured notes consisting of: (i) $281.4 of Class A-1R Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 1.85% per annum; (ii) $20.5 of Class A-2R Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 2.25% per annum; (iii) $32.4 of Class B-1R Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 2.60% per annum; (iv) $17.4 of Class B-2R Senior Secured Fixed Rate Notes, which bear interest at 3.011% per annum; and (v) $32.0 of Class C-R Secured Deferrable Floating Rate Notes (the “Class C Notes”), which bear interest at LIBOR plus 3.10% per annum (collectively, the “CLO Reset Notes”). The Company holds 100% of the Class C Notes. The CLO Reset Notes are scheduled to mature on January 15, 2031 and the reinvestment period ends January 15, 2023. On the original closing date of the CLO Transaction, in consideration of the Company’s transfer to the Issuer of the initial closing date loan portfolio, which included loans distributed to the Company by certain of the Company’s wholly owned subsidiaries, the Issuer transferred to the Company a portion of the net cash proceeds received from the original sale of the CLO-1 Notes. To the extent that the fair market value of the initial closing date loan portfolio sold to the Issuer exceeds the cash purchase price paid by the Issuer in consideration of such loan portfolio, such excess will be deemed a capital contribution made by the Company to the Issuer in respect of the Membership Interests that the Company holds in the Issuer. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

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

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2021, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien 3Pillar Global Inc	$9.2
3Pillar Global Inc	30.6
Advanced Dermatology & Cosmetic Surgery	3.6
Advanced Dermatology & Cosmetic Surgery	4.2
Advania Sverige AB	37.5
Affordable Care Inc	12.8
Affordable Care Inc	43.1
Alacrity Solutions Group LLC	9.7
Alera Group Intermediate Holdings Inc	22.9
American Vision Partners	7.8
American Vision Partners	38.9
Arcos LLC/VA	4.5
Ardonagh Group Ltd	22.8
AxiomSL Ltd	2.4
AxiomSL Ltd	2.3
Barbri Inc	14.8
BGB Group LLC	19.9
Clarience Technologies LLC	25.2
Clarience Technologies LLC	10.8
Corsearch Intermediate Inc	4.4
CSafe Global	34.9
Dental Care Alliance Inc	13.6
Encora Digital Inc	19.4
Entertainment Benefits Group LLC	9.6
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	6.9
Foundation Risk Partners Corp	6.2
Galaxy Universal LLC	7.7
Galway Partners Holdings LLC	11.7
Galway Partners Holdings LLC	22.4
Heniff Transportation Systems LLC	11.9

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Higginbotham Insurance Agency Inc	$32.6
Individual FoodService	4.5
Individual FoodService	5.6
Insight Global LLC	10.5
Insight Global LLC	20.0
Integrity Marketing Group LLC	145.3
J S Held LLC	16.7
J S Held LLC	11.3
Karman Space Inc	1.1
KBP Investments LLC	3.9
Kellermeyer Bergensons Services LLC	31.0
Lakefield Veterinary Group	56.3
Lakeview Farms Inc	10.8
Lakeview Farms Inc	3.4
Lexitas Inc	10.3
Lexitas Inc	5.4
Lloyd’s Register Quality Assurance Ltd	20.0
MB2 Dental Solutions LLC	56.7
Med-Metrix	31.3
Med-Metrix	7.8
Monitronics International Inc	22.7
Motion Recruitment Partners LLC	59.6
Net Documents	2.1
Net Documents	7.3
New Era Technology Inc	13.8
New Era Technology Inc	3.1
Oxford Global Resources LLC	15.3
Oxford Global Resources LLC	3.7
P2 Energy Solutions Inc.	10.6
Parata Systems	22.0
Parata Systems	5.5
Parts Town LLC	63.9
PartsSource Inc	4.2
PartsSource Inc	22.6
Production Resource Group LLC	10.1
Revere Superior Holdings Inc	3.2
Revere Superior Holdings, Inc	7.4
Rise Baking Company	2.5
RSC Insurance Brokerage Inc	16.1
RSC Insurance Brokerage Inc	3.6
SAMBA Safety Inc	2.4
SAMBA Safety Inc	6.1
SavATree LLC	7.6
SavATree LLC	6.3
Sequel Youth & Family Services LLC	6.0
Source Code LLC	15.0
Spins LLC	7.9

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Summit Interconnect Inc	$48.7
Sweeping Corp of America Inc	17.2
Sweeping Corp of America Inc	3.9
Time Manufacturing Co	13.7
Time Manufacturing Co	4.5
Time Manufacturing Co	17.0
Wealth Enhancement Group LLC	13.2
Wealth Enhancement Group LLC	1.0
Woolpert Inc	25.6
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	7.2
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	23.0
Callodine Commercial Finance LLC, 2L Term Loan B	40.3
Home Partners JV 2, Structured Mezzanine	13.6
Jet Edge International LLC, Term Loan	75.0
Opendoor Labs Inc, Structured Mezzanine	88.9
Toorak Capital Partners LLC, Structured Mezzanine	8.0

Total	$1,724.1

Unfunded equity/other commitments	$576.9

(1)	May be commitments to one or more entities affiliated with the named company.

As of December 31, 2021, the Company’s debt commitments are comprised of $385.8 revolving credit facilities and $1,338.3 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(9.8). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, with a sublimit available for the Company to request the issuance of letters of credit in an aggregate face amount of up to $99.6, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of December 31, 2021, $9 of such letters of credit have been issued.

As of December 31, 2021, the Company also has an unfunded commitment to provide $350.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2021 and December 31, 2020.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 11. Senior Securities Asset Coverage

Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2017	$1,722	2.33	—	N/A
2018	$3,397	2.23	—	N/A
2019	$4,195	1.92	—	N/A
2020	$4,042	1.77	—	N/A
2021	$9,179	1.84	—	N/A

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

(3)	Not applicable because senior securities are not registered for public trading on an exchange.

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Per Share Data:(1)
Net asset value, beginning of period	$25.02	$30.54	$31.35	$37.20	$37.65
Results of operations(2)
Net investment income (loss)	2.76	2.66	3.16	3.28	3.32
Net realized gain (loss) and unrealized appreciation (depreciation)	4.28	(5.85)	(1.27)	(5.73)	(0.33)

Net increase (decrease) in net assets resulting from operations	7.04	(3.19)	1.89	(2.45)	2.99

Stockholder distributions(3)
Distributions from net investment income	(2.47)	(2.56)	(3.04)	(3.40)	(3.44)
Distributions from net realized gain on investments	—	—	—	—	—

Net decrease in net assets resulting from stockholder distributions	(2.47)	(2.56)	(3.04)	(3.40)	(3.44)

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Financial Highlights (continued)

	Year Ended December 31,
	2021	2020	2019	2018	2017
Capital share transactions
Issuance of common stock(4)	(2.20)	—	—	0.00	0.00
Repurchases of common stock(5)	0.01	0.23	0.34	0.16	—
Deduction of deferred costs(6)(7)	(0.23)	—	—	(0.16)	—

Net increase (decrease) in net assets resulting from capital share transactions	(2.42)	0.23	0.34	—	—

Net asset value, end of period	$27.17	$25.02	$30.54	$31.35	$37.20

Per share market value, end of period	$20.94	$16.56	$24.52	$20.72	$29.40

Shares outstanding, end of period	284,543,091	123,755,965	126,581,766	132,869,685	61,431,354

Total return based on net asset value(8)	18.47%	(9.69)%	7.14%	(6.56)%	7.97%

Total return based on market value(9)	41.45%	(19.73)%	33.80%	(20.15)%	(21.39)%

Ratio/Supplemental Data:
Net assets, end of period	$7,730	$3,096	$3,866	$4,166	$2,285
Ratio of net investment income to average net assets(10)	10.36%	10.44%	10.09%	9.15%	8.86%
Ratio of total operating expenses to average net assets(10)	9.35%	9.71%	9.09%	8.57%	9.48%
Ratio of net operating expenses to average net assets(10)	8.82%	9.71%	9.09%	8.44%	9.37%
Portfolio turnover	49.82%	32.95%	38.49%	19.92%	29.17%
Total amount of senior securities outstanding, exclusive of treasury securities	$9,179	$4,042	$4,195	$3,397	$1,722
Asset coverage per unit(11)	1.84	1.77	1.92	2.23	2.33

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

(4)

During the year ended December 31, 2021, the issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the 2021 Merger at the fair value of FSK’s common stock issued based on the shares outstanding resulting from the 2021 Merger. During the years ended December 31, 2018 and 2017, the issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company’s distribution reinvestment plan is an increase to the net asset value of less than $0.01 per share during the years ended December 31, 2018 and 2017.

(5)

Represents the incremental impact of the Company’s share repurchase program by buying shares in the open market at a price lower than net asset value per share for the years ended December 31, 2021, 2020, 2019 and 2018.

(6)

Represents the impact on NAV of merger accounting by the permanent write-off of the Company’s deferred merger costs and FSKR’s deferred costs and prepaid assets as well as the mark-to-market of FSKR’s 4.25% Notes.

(7)	As a result of the purchase price allocation for the 2018 Merger, the Company permanently wrote off approximately $22 of deferred costs and prepaid assets from CCT’s balance sheet.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 12. Financial Highlights (continued)

(8)

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

(9)

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

(10)

Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2021, 2020, 2019, 2018 and 2017:

	Year Ended December 31,
	2021	2020	2019	2018	2017
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	—	—
Ratio of subordinated income incentive fees to average net assets	0.83%	—	1.40%	1.16%	2.19%
Ratio of interest expense to average net assets	4.10%	5.36%	4.19%	3.75%	3.44%
Ratio of excise taxes to average net assets	0.21%	0.32%	0.17%	0.31%	0.23%

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

Note 13. Acquisition of FSKR (continued)

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

Note 14. Subsequent Events

3.250% Notes due 2027

On January 18, 2022, the Company and U.S. Bank National Association, or the Trustee, entered into an Eleventh Supplemental Indenture, or the Eleventh Supplemental Indenture, to the Indenture, dated July 14, 2014, between the Company and the Trustee, the Base Indenture, and together with the Eleventh Supplemental Indenture, the Indenture. The Eleventh Supplemental Indenture relates to the Company’s issuance of $500 aggregate principal amount of its 3.250% notes due 2027, or the 3.250% Notes.

The 3.250% Notes will mature on July 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 3.250% Notes bear interest at a rate of 3.250% per year payable semi-annually on January 15th and July 15th of each year, commencing on July 15, 2022. The 3.250% Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 3.250% Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.

The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the 3.250% Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.

In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding 3.250% Notes at a price equal to 100% of the principal amount of such 3.250% Notes plus accrued and unpaid interest to the repurchase date.

FS KKR Capital Corp.

Notes to Consolidated Financial Statements (continued)

(in millions, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (unaudited)

The following is the quarterly results of operations for the years ended December 31, 2021 and 2020. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Investment income	$364	$360	$206	$151
Operating expenses
Net expenses and excise taxes	175	159	90	73

Net investment income	189	201	116	78
Realized and unrealized gain (loss)	(8)	69	749	121

Net increase (decrease) in net assets resulting from operations	$181	$270	$865	$199

Per share information-basic and diluted
Net investment income	$0.66	$0.71	$0.77	$0.63

Net increase (decrease) in net assets resulting from operations	$0.64	$0.95	$5.75	$1.61

Weighted average shares outstanding	284,866,835	285,124,920	150,356,079	123,755,965

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Investment income	$163	$147	$150	$179
Operating expenses
Net expenses and excise taxes	85	69	73	81

Net investment income	78	78	77	98
Realized and unrealized gain (loss)	65	132	(132)	(801)

Net increase (decrease) in net assets resulting from operations	$143	$210	$(55)	$(703)

Per share information-basic and diluted
Net investment income	$0.63	$0.63	$0.62	$0.78

Net increase (decrease) in net assets resulting from operations	$1.16	$1.70	$(0.44)	$(5.59)

Weighted average shares outstanding(1)	123,755,965	123,755,965	123,806,337	125,855,913

(1)	The weighted average shares used in the per share computation of the net increase (decrease) in net assets resulting from operations reflect the Reverse Stock Split on a retroactive basis.

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2021 and 2020. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

For the year ended December 31, 2021, 75.0% of distributions qualified as interest related dividends for FSK stockholders which are exempt from U.S. withholding tax applicable to non U.S. shareholders. For the year ended December 31, 2021, 86.5% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

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

As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.

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

Attestation Report of the Registered Public Accounting Firm

Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 71.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2021, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

We will file a definitive Proxy Statement for our 2022 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 11.	Executive Compensation.

The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2022 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

The following exhibits are filed as part of this annual report or hereby incorporated by reference to exhibits previously filed with the SEC:

2.1	Agreement and Plan of Merger, dated as of November 23, 2020, by and among FS KKR Capital Corp., FS KKR Capital Corp. II, Rocky Merger Sub, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

2.2	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on June 3, 2019.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.5	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.6	Third Amended and Restated Bylaws of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.4	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.5	Fourth Supplemental Indenture, dated as of July 15, 2019, relating to the 4.625% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.6	Form of 4.625% Notes due 2024. (Included as Exhibit A to the Fourth Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.7	Fifth Supplemental Indenture, dated as of November 20, 2019, relating to the 4.125% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.8	Form of 4.125% Notes due 2025. (Included as Exhibit A to the Fifth Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.9	Sixth Supplemental Indenture, dated as of April 30, 2020 relating to the 8.625% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.10	Form of 8.625% Notes due 2025. (Included as Exhibit A to the Sixth Supplemental Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.11	Seventh Supplemental Indenture, dated as of December 10, 2020 relating to the 3.400% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.12	Form of 3.400% Notes due 2026. (Included as Exhibit A to the Seventh Supplemental Indenture in Exhibit 4.11) (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.13	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.14	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.13) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.15	Indenture, dated as of February 14, 2020, by and between FS KKR Capital Corp. II and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.16	First Supplemental Indenture, dated as of February 14, 2020, relating to the 4.250% Notes due 2025, by and between FS KKR Capital Corp. II and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.17	Second Supplemental Indenture, dated as of June 16, 2021, relating to the 4.250% Notes due 2025, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021.)

4.18	Form of 4.250% Notes due 2025 (included as Exhibit A to Exhibit 4.16 hereto) (incorporated by reference to Exhibit 4.2 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.19	Eighth Supplemental Indenture, dated as of June 17, 2021, relating to the 2.625% Notes due 2027, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2021.)

4.20	Form of 2.625% Notes due 2027 (included as Exhibit A to Exhibit 4.19 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant ’s Current Report on Form 8-K filed on June 17, 2021.)

4.21	Ninth Supplemental Indenture, dated October 12, 2021, relating to the 1.650% Notes due 2024, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2021.)

4.22	Form of 1.650% Notes due 2024 (included as Exhibit A to Exhibit 4.21 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant ’s Current Report on Form 8-K filed on October 13, 2021.)

4.23	Tenth Supplemental Indenture, dated October 12, 2021, relating to the 3.125% Notes due 2028, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 13, 2021.)

4.24	Form of 3.125% Notes due 2028 (included as Exhibit A to Exhibit 4.23 hereto) (incorporated by reference to Exhibit 4.3 to the Registrant ’s Current Report on Form 8-K filed on October 13, 2021.)

4.25	Eleventh Supplemental Indenture, dated January 18, 2022, relating to the 3.250% Notes due 2027, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2022.)

4.26	Form of 3.250% Notes due 2027 (included as Exhibit A to Exhibit 4.25 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant ’s Current Report on Form 8-K filed on January 19, 2022.)

4.27*	Description of Securities.

10.1	Amended and Restated Investment Advisory Agreement, dated as of June 16, 2021, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.4	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 23, 2020, by and among the Company and FS KKR Capital Corp. II, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.5†	Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 27, 2021, by and among the Company (include as successor by merger of FS KKR Capital Corp. II), as borrower, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed on November 8, 2021.)

10.6	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.7	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.8	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.9	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.10	Fifth Amendment to Loan and Servicing Agreement, dated as of December 2, 2019, by and among CCT Tokyo Funding LLC, the Company, and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2019.)

10.11	Sixth Amendment to Loan and Servicing Agreement, dated December 1, 2020, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020.)

10.12	Seventh Amendment to Loan and Servicing Agreement, dated November 9, 2021, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2021.)

10.13	Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

10.14	Amended and Restated Indenture, dated December 22, 2020, by and between FS KKR MM CLO 1 LLC and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.15	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 25, 2014.)

10.16	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.17	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.18	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.19	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.20	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on August 22, 2016.)

10.21	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.22	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. III’s Current Report on Form 8-K filed on February 25, 2019.)

10.23	Ninth Amendment to Loan Financing and Servicing Agreement, dated as of October 8, 2021, among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.26 to the Company ’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed on November 8, 2021).

10.24	Tenth Amendment to Loan Financing and Servicing Agreement, dated December 28, 2021, by and among Darby Creek LLC, Deutsche Bank AG, New York Branch, as facility agent, and each of the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.25	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.26	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on October 15, 2019.)

10.27	Second Amended and Restated Loan and Security Agreement, dated as of September 11, 2020, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, collateral administrator and securities intermediary, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on September 17, 2020.)

10.28	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.29	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.30	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.31	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 1, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.32	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.33	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.34	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.35	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed on May 10, 2017).

10.36	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 15, 2018).

10.37	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.38	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.39	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.40	Amendment No. 13 to Loan Financing and Servicing Agreement, dated as of October 8, 2021, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.44 to the Company ’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed on November 8, 2021).

10.41	Amendment No. 14 to Loan Financing and Servicing Agreement, dated December 28, 2021, by and among Dunlap Funding LLC, Deutsche Bank AG, New York Branch, as facility agend and as lender. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.42	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 25, 2019).

10.43	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.44	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.45	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.46	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.47	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.48	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.49	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.50	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.51	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. And Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.52	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 17, 2019).

10.53	Loan and Security Agreement, dated as of November 22, 2019, by and among Ambler Funding LLC, as borrower, Ally Bank, as administrative agent and arranger, Wells Fargo Bank, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on November 26, 2019).

10.54	First Amendment to Loan and Security Agreement, dated December 28, 2021, by and among Amber Funding LLC, Ally Bank and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.55	Loan and Servicing Agreement, dated as of November 22, 2019, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on November 29, 2019).

10.56	First Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of March 3, 2020, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as lender and administrative agent, and FS KKR Capital Corp. II, as servicer. (Incorporated by reference to Exhibit 10.49 to FS KKR Capital Corp. II’ s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.57	Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp. II, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.58	Third Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of December 28, 2021, among Meadowbrook Run LLC, as the borrower, FS KKR Capital Corp., as the servicer, Morgan Stanley Bank, N.A., as the lender, and Morgan Stanley Senior Funding, Inc., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

21.1*	Subsidiaries of the Company.

23*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
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

FS KKR CAPITAL CORP.

Date: February 28, 2022	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 28, 2022	/s/ MICHAEL C. FORMAN
Michael C. Forman Chief Executive Officer and Director (Principal Executive Officer)

Date: February 28, 2022	/s/ STEVEN LILLY
Steven Lilly Chief Financial Officer (Principal Financial Officer)

Date: February 28, 2022	/s/ WILLIAM GOEBEL
William Goebel Chief Accounting Officer (Principal Accounting Officer)

Date: February 28, 2022	/s/ BARBARA ADAMS
Barbara Adams Director

Date: February 28, 2022	/s/ TODD BUILIONE
Todd Builione Director

Date: February 28, 2022	/s/ BRIAN R. FORD
Brian R. Ford Director

Date: February 28, 2022	/s/ RICHARD GOLDSTEIN
Richard Goldstein Director

Date: February 28, 2022	/s/ MICHAEL J. HAGAN
Michael J. Hagan Director

Date: February 28, 2022	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow Director

Date: February 28, 2022	/s/ JEREL A. HOPKINS
Jerel A. Hopkins Director

Date: February 28, 2020	/s/ OSAGIE IMASOGIE
Osagie Imasogie Director

Date: February 28, 2022	/s/ JAMES H. KROPP
James H. Kropp Director

Date: February 28, 2022	/s/ ELIZABETH SANDLER
Elizabeth Sandler Director