Form 10-Q
period 2022-03-31
FS KKR Capital Corp
filed 2022-05-09
CIK 1422183

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001	FSK	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

There were 284,017,020 shares of the registrant’s common stock outstanding as of April 30, 2022.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

FS KKR Capital Corp.

Consolidated Balance Sheets

(in millions, except share and per share amounts)

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$12,374 and $12,419, respectively)	$12,473	$12,558
Non-controlled/affiliated investments (amortized cost—$1,048 and $860, respectively)	1,077	859
Controlled/affiliated investments (amortized cost—$3,061 and $2,778, respectively)	3,004	2,684

Total investments, at fair value (amortized cost—$16,483 and $16,057, respectively)	16,554	16,101
Cash	362	258
Foreign currency, at fair value (cost—$7 and $119, respectively)	7	119
Receivable for investments sold and repaid	856	567
Income receivable	176	153
Unrealized appreciation on foreign currency forward contracts	10	9
Deferred financing costs	15	16
Prepaid expenses and other assets	5	5

Total assets	$17,985	$17,228

Liabilities
Payable for investments purchased	$33	$2
Debt (net of deferred financing costs of $42 and $38, respectively)(1)	9,835	9,142
Unrealized depreciation on foreign currency forward contracts	1	1
Stockholder distributions payable	179	176
Management fees payable	62	60
Subordinated income incentive fees payable(2)	25	19
Administrative services expense payable	7	5
Interest payable	66	70
Other accrued expenses and liabilities	10	23

Total liabilities	10,218	9,498

Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 284,138,163 and 284,543,091 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,649	9,658
Retained earnings (accumulated deficit)(4)	(1,882)	(1,928)

Total stockholders’ equity	7,767	7,730

Total liabilities and stockholders’ equity	$17,985	$17,228

Net asset value per share of common stock at period end	$27.33	$27.17

(1)	See Note 9 for a discussion of the Company’s financing arrangements.
(2)	See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)	See Note 10 for a discussion of the Company’s commitments and contingencies.
(4)	See Note 5 for a discussion of the sources of distributions paid by the Company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Operations

(in millions, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Investment income
Interest income	$241	$87
Paid-in-kind interest income	18	10
Fee income	27	11
Dividend and other income	8	4
From non-controlled/affiliated investments:
Interest income	10	3
Paid-in-kind interest income	11	6
Fee income	2	—
Dividend and other income	5	0
From controlled/affiliated investments:
Interest income	10	2
Paid-in-kind interest income	14	1
Fee income	0	—
Dividend and other income	50	27

Total investment income	396	151

Operating expenses
Management fees	62	25
Subordinated income incentive fees(1)	40	—
Administrative services expenses	4	2
Accounting and administrative fees	1	1
Interest expense(2)	77	42
Other general and administrative expenses	7	3

Total operating expenses	191	73
Incentive fee waiver(1)	(15)	—

Net expenses	176	73

Net investment income	220	78

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(26)	(83)
Non-controlled/affiliated investments	(6)	—
Controlled/affiliated investments	—	(43)
Net realized gain (loss) on foreign currency forward contracts	5	—
Net realized gain (loss) on foreign currency	1	(2)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(40)	109
Non-controlled/affiliated investments	30	27
Controlled/affiliated investments	37	106
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	1
Net change in unrealized gain (loss) on foreign currency	3	6

Total net realized and unrealized gain (loss)	$5	$121

Net increase (decrease) in net assets resulting from operations	$225	$199

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.79	$1.61

Weighted average shares outstanding	284,323,542	123,755,965

(1)	See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)	See Note 9 for a discussion of the Company’s financing arrangements.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Changes in Net Assets

(in millions)

	Three Months Ended March 31,
	2022	2021
Operations
Net investment income (loss)	$220	$78
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(26)	(128)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	28	243
Net change in unrealized gain (loss) on foreign currency	3	6

Net increase (decrease) in net assets resulting from operations	225	199

Stockholder distributions(2)
Distributions to stockholders	(179)	(74)

Net decrease in net assets resulting from stockholder distributions	(179)	(74)

Capital share transactions(3)
Repurchases of common stock	(9)	—

Net increase (decrease) in net assets resulting from capital share transactions	(9)	—

Total increase (decrease) in net assets	37	125
Net assets at beginning of period	7,730	3,096

Net assets at end of period	$7,767	$3,221

(1)	See Note 7 for a discussion of these financial instruments.
(2)	See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)	See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Statements of Cash Flows

(in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$225	$199
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(2,068)	(417)
Paid-in-kind interest	(34)	(15)
Proceeds from sales and repayments of investments	1,673	877
Net realized (gain) loss on investments	32	126
Net change in unrealized (appreciation) depreciation on investments	(27)	(242)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(1)	(1)
Accretion of discount	(29)	(6)
Amortization of deferred financing costs and discount	3	3
Unrealized (gain)/loss on borrowings in foreign currency	(6)	(6)
(Increase) decrease in receivable for investments sold and repaid	(289)	(90)
(Increase) decrease in income receivable	(23)	—
(Increase) decrease in deferred merger costs	—	(1)
(Increase) decrease in prepaid expenses and other assets	—	(2)
Increase (decrease) in payable for investments purchased	31	—
Increase (decrease) in management fees payable	2	—
Increase (decrease) in subordinated income incentive fees payable	6	—
Increase (decrease) in administrative services expense payable	2	1
Increase (decrease) in interest payable	(4)	16
Increase (decrease) in other accrued expenses and liabilities	(13)	(7)

Net cash provided by (used in) operating activities	(520)	435
Cash flows from financing activities
Repurchases of common stock	(9)	—
Stockholder distributions	(176)	(74)
Borrowings under financing arrangements(1)	1,613	245
Repayments of financing arrangements(1)	(907)	(648)
Deferred financing costs paid	(9)	—

Net cash provided by (used in) financing activities	512	(477)

Total increase (decrease) in cash	(8)	(42)
Cash, and foreign currency at beginning of period	377	191

Cash, and foreign currency at end of period	$369	$149

Supplemental disclosure
Non-cash purchases of investments	$(242)	$(32)

Non-cash sales of investments	$242	$32

Local and excise taxes paid	$11	$10

(1)

See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2022 and 2021, the Company paid $78 and $23, respectively, in interest expense on the financing arrangements.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—127.8%
3Pillar Global Inc	(i)(k)(l)	Software & Services	L+575	0.8%	11/23/27		$96.0	$95.1	$94.9
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/26		9.2	9.2	9.1
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/27		30.6	30.6	30.2
48Forty Solutions LLC	(v)	Commercial & Professional Services	SF+575	1.0%	11/30/26		4.2	4.2	4.2
48Forty Solutions LLC	(f)(k)(l)(t)(v)	Commercial & Professional Services	SF+575	1.0%	11/30/26		183.6	181.8	181.8
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+575	1.0%	11/30/26		6.4	6.4	6.3
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Diversified Financials	9.0%		11/18/23		108.1	79.2	75.6
Accuride Corp	(aa)(l)	Capital Goods	L+525	1.0%	11/17/23		9.0	8.2	8.5
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	L+625	1.0%	5/7/27		46.4	44.6	46.5
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/26		3.6	3.6	3.6
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/27		2.5	2.5	2.5
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	629.4	68.0	66.3
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.0	10.4
Advania Sverige AB	(w)(x)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	304.1	37.5	37.1
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$39.3	38.9	39.0
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		12.8	12.8	12.8
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		43.1	43.1	42.9
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/27		0.7	0.5	0.7
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/28		48.5	47.8	47.6
Alacrity Solutions Group LLC	(x)	Insurance	L+525	0.8%	12/22/27		10.1	10.1	9.9
Alera Group Intermediate Holdings Inc	(v)	Insurance	L+550	0.8%	10/2/28		8.9	8.9	8.8
Alera Group Intermediate Holdings Inc	(x)	Insurance	L+550	0.8%	10/2/28		22.9	22.9	22.6
American Vision Partners	(i)(v)	Health Care Equipment & Services	L+575	0.8%	9/30/27		74.8	74.1	74.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/26	$	7.8	$7.8	$7.7
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/27		38.9	38.9	38.6
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		96.1	95.2	94.2
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		8.4	8.4	8.2
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		67.3	67.3	66.0
Amtek Global Technology Pte Ltd	(ad)(v)(w)(y)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24	€	57.9	68.7	30.0
Arcfield Acquisition Corp	(i)(v)	Capital Goods	L+575	0.8%	3/10/28	$	40.6	40.2	40.2
Arcfield Acquisition Corp	(x)	Capital Goods	L+575	0.8%	3/10/27		7.1	7.1	7.1
Arcos LLC/VA	(m)	Software & Services	L+575	1.0%	3/31/28		12.4	12.2	12.2
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	4/20/27		4.5	4.5	4.4
Ardonagh Group Ltd	(v)(w)	Insurance	SA+700	0.8%	7/14/26	£	0.8	1.0	1.0
Ardonagh Group Ltd	(w)(x)	Insurance	L+575	1.0%	7/14/26		16.7	22.8	22.0
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.60	30.6	31.9
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.3
Aspect Software Inc	(v)	Software & Services	8.0% PIK (8.0% Max PIK)		7/14/22	$	0.3	0.2	0.3
athenahealth Inc	(ac)(aa)(v)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		6.9	6.8	6.8
athenahealth Inc	(ac)(aa)(x)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		1.2	1.2	1.2
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	L+750 PIK (L+750 Max PIK)	1.0%	9/1/26		46.6	46.6	46.6
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	L+600	1.0%	12/3/27		35.0	34.3	34.3
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/25		2.5	2.4	2.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/27		2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(m)(t)(v)	Consumer Services	L+575	0.8%	4/28/28		92.1	88.0	91.7
Barbri Inc	(k)(l)	Consumer Services	L+575	0.8%	4/30/28		35.0	34.7	34.9
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/30/28		14.8	14.8	14.7
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25		21.9	21.8	21.8
Belk Inc	(aa)(ac)(v)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		67.8	41.2	44.3
BGB Group LLC	(f)(i)(k)(l)(m)(t)	Media & Entertainment	L+575	1.0%	8/16/27		111.9	110.9	110.5
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27		19.9	19.9	19.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26	$	75.0	$74.3	$69.7
Caldic BV	(aa)(ab)(v)(w)	Retailing	SF+400	0.5%	2/4/29		1.4	1.4	1.4
Caldic BV	(aa)(v)(w)	Retailing	E+400	0.0%	2/4/29	€	0.8	0.9	0.9
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24	$	7.5	5.4	4.3
Clarience Technologies LLC	(v)	Capital Goods	L+625	1.0%	12/13/24		2.2	2.0	2.2
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	L+625	1.0%	12/14/26		267.3	257.0	269.9
Clarience Technologies LLC	(v)	Capital Goods	L+625	1.0%	12/31/26		18.1	17.6	18.2
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/13/24		23.3	23.3	23.3
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/31/26		10.8	10.8	10.9
Community Brands Inc	(v)	Software & Services	SF+575	0.8%	2/23/28		33.0	32.3	32.3
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/23/28		3.9	3.8	3.8
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/23/28		1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24		15.0	14.1	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28		30.1	28.4	30.0
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28		4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27		188.3	182.3	188.5
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27	£	27.4	36.2	36.0
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28	$	11.9	11.9	11.9
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26		34.9	34.9	34.7
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	SF+600	0.8%	4/3/28		125.9	121.8	125.2
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	SF+600	0.8%	4/3/28		12.3	12.3	12.2
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	L+350	1.0%	6/28/24		1.9	1.9	1.9
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.5%	12/13/28		65.1	63.8	63.6
Encora Digital Inc	(x)	Software & Services	L+550	0.5%	12/13/28		19.6	19.4	19.2
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575	1.0%	9/30/24		0.4	0.4	0.4
Entertainment Benefits Group LLC	(f)(k)(l)(m)(v)	Media & Entertainment	L+575	1.0%	9/30/25		64.1	59.3	64.1
Entertainment Benefits Group LLC	(x)	Media & Entertainment	L+575	1.0%	9/30/24		10.2	9.6	10.2
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23		11.7	1.0	—
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23		7.6	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	$	74.2	$73.5	$73.6
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27		9.9	9.9	9.8
Foundation Consumer Brands LLC	(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27		97.1	93.2	98.0
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27		6.6	6.6	6.6
Foundation Risk Partners Corp	(v)	Insurance	L+575	0.8%	10/29/28		77.9	76.8	76.8
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/27		7.0	6.9	6.9
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/28		2.6	2.6	2.5
Frontline Technologies Group LLC	(i)(m)(v)	Software & Services	L+525	1.0%	9/18/23		23.1	23.0	23.1
Frontline Technologies Group LLC	(s)(v)	Software & Services	L+525	1.0%	9/18/23		38.0	36.1	38.1
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	S+575	1.0%	11/12/26		88.7	88.7	89.6
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	L+500	1.0%	11/12/26		26.0	25.7	26.0
Galway Partners Holdings LLC	(k)(l)(t)(v)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		112.9	110.7	110.3
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27		12.0	11.7	11.7
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		20.4	20.4	19.9
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	L+625	1.0%	6/18/27		168.0	166.5	163.0
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/12/29		175.5	173.7	173.7
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/13/28		9.3	9.3	9.3
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26		194.8	183.2	187.5
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24		6.2	6.0	5.9
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	L+575	1.0%	12/3/26		137.3	130.4	129.0
Heniff Transportation Systems LLC	(v)	Transportation	L+625	1.0%	12/3/26		19.3	18.6	18.5
Heniff Transportation Systems LLC	(x)	Transportation	L+575	1.0%	12/3/24		11.6	11.6	10.9
Hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	L+625	1.0%	5/4/27		100.9	96.1	102.9
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26		8.3	7.8	8.5
Higginbotham Insurance Agency Inc	(x)	Insurance	L+550	0.8%	11/25/26		9.1	9.1	9.3
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600 PIK (L+600 Max PIK)	1.0%	6/30/26		34.0	34.0	34.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
HM Dunn Co Inc	(ad)(x)	Capital Goods	L+600 PIK (L+600 Max PIK)	1.0%	6/30/26	$	2.0	$2.0	$2.0
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24		0.8	0.8	0.8
Individual FoodService	(m)(s)(v)	Capital Goods	L+625	1.0%	11/22/25		98.4	94.3	99.0
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/24		3.9	3.9	3.9
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/25		4.7	4.7	4.8
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€	88.8	101.5	97.8
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$	28.9	28.9	30.9
Insight Global LLC	(v)	Commercial & Professional Services	L+600	0.8%	9/22/27		4.2	4.2	4.1
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28		204.8	202.9	201.1
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27		16.8	16.8	16.5
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/28		26.8	26.8	26.4
Integrity Marketing Group LLC	(x)	Insurance	L+550	0.8%	8/27/25		145.3	145.3	144.0
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25		103.8	101.2	103.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		1.1	0.9	1.1
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		22.4	22.4	22.6
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25		20.1	20.1	20.1
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25		13.0	13.0	13.0
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		24.2	24.2	24.2
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26		185.4	176.4	189.1
Karman Space Inc	(m)(v)	Capital Goods	L+700	1.0%	12/21/25		91.8	88.4	93.6
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25		4.4	4.2	4.4
Karman Space Inc	(x)	Capital Goods	L+700	1.0%	12/21/25		1.1	1.1	1.1
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+600	1.0%	11/7/26		371.8	360.2	369.1
Lakefield Veterinary Group	(f)(i)(v)	Health Care Equipment & Services	L+550	0.8%	11/23/28		99.4	98.6	97.4
Lakefield Veterinary Group	(x)	Health Care Equipment & Services	L+550	0.8%	11/23/28		44.9	44.9	44.0
Lakeview Farms Inc	(l)(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		76.9	75.1	75.8
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		4.2	4.2	4.1
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		10.8	10.8	10.7
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		2.6	2.6	2.5
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	L+600	1.0%	11/14/25		111.5	108.2	112.6

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	$	5.4	$5.4	$5.4
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25		5.4	5.4	5.4
Lionbridge Technologies Inc	(f)(k)(s)(t)	Consumer Services	L+700	1.0%	12/29/25		68.0	63.4	69.1
Lipari Foods LLC	(f)(m)(s)(v)	Food & Staples Retailing	L+575	1.0%	1/6/25		272.0	261.9	272.0
Lloyd’s Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	£	15.0	20.0	19.4
Matchesfashion Ltd	(v)(w)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	$	12.9	12.5	8.1
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27		246.1	235.9	246.3
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	L+600	1.0%	1/29/27		41.0	41.0	41.1
Medallia Inc	(v)	Software & Services	L+675 PIK (L+675 Max PIK)	0.8%	10/29/28		168.5	166.9	166.8
Med-Metrix	(v)	Software & Services	L+600	1.0%	9/15/27		56.5	56.1	56.4
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27		25.0	25.0	25.0
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27		7.8	7.8	7.8
Miami Beach Medical Group LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26		180.1	171.3	173.1
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+750	1.3%	3/29/24		18.8	17.3	15.5
Monitronics International Inc	(v)	Commercial & Professional Services	L+600	1.5%	7/3/24		60.8	58.5	58.0
Monitronics International Inc	(x)	Commercial & Professional Services	L+600	1.5%	7/3/24		9.2	9.2	8.7
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/19/25		4.8	4.5	4.8
Motion Recruitment Partners LLC	(m)(t)(v)	Commercial & Professional Services	L+650	1.0%	12/22/25		55.1	51.0	55.2
Motion Recruitment Partners LLC	(f)(i)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25		64.5	64.5	64.7
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	L+650	1.0%	12/19/25		59.6	59.6	59.7
NBG Home	(v)	Consumer Durables & Apparel	L+550	1.0%	4/26/24		67.4	67.2	50.8
NCI Inc	(v)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24		78.3	77.3	72.5
Net Documents	(v)	Software & Services	L+650	1.0%	6/30/27		24.6	24.4	24.1
Net Documents	(v)	Software & Services	L+675	1.0%	6/30/27		0.7	0.7	0.7
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27		2.3	2.3	2.2
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27		7.4	7.3	7.2
New Era Technology Inc	(i)(l)(m)(t)(v)	Software & Services	L+625	1.0%	10/31/26		86.7	83.0	86.8
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26		2.7	2.7	2.7
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26		9.3	9.3	9.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	$	1.9	$1.9	$1.9
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+575	0.5%	1/13/28		5.7	5.6	5.6
Omnimax International Inc	(f)(i)(k)(l)(m)(v)	Capital Goods	L+725	1.0%	10/8/26		197.9	189.4	195.0
One Call Care Management Inc	(aa)(ad)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27		5.0	4.7	4.7
Oxford Global Resources LLC	(f)(k)(l)(m)(t)	Commercial & Professional Services	L+600	1.0%	8/17/27		88.2	87.4	89.1
Oxford Global Resources LLC	(v)	Commercial & Professional Services	L+600	1.0%	8/17/27		5.8	5.8	5.8
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	1.0%	8/17/27		15.3	15.3	15.4
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	1.0%	8/17/27		1.8	1.8	1.8
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25		3.7	3.5	3.5
P2 Energy Solutions Inc.	(i)(k)(m)(s)(t)(v)	Software & Services	L+675	1.0%	2/2/26		248.4	232.8	231.3
P2 Energy Solutions Inc.	(x)	Software & Services	L+675	1.0%	1/31/25		11.4	11.4	10.6
Parata Systems	(f)(m)(v)	Health Care Equipment & Services	L+575	1.0%	6/30/27		73.7	73.2	73.7
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27		22.0	22.0	22.0
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27		5.5	5.5	5.5
Parts Town LLC	(v)	Retailing	L+550	0.8%	11/1/28		131.1	129.7	129.8
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28		65.6	64.9	64.2
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/21/26		4.3	4.2	4.2
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28		22.9	22.6	22.4
Peraton Corp	(aa)(v)	Capital Goods	L+375	0.8%	2/1/28		8.8	8.5	8.8
Performance Health Holdings Inc	(f)(i)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27		108.3	107.3	107.3
Petroplex Acidizing Inc	(ac)(v)(y)(z)	Energy	L+825, 1.8% PIK (1.8% Max PIK)	1.0%	6/30/23		27.3	21.9	12.2
Polyconcept North America Inc	(aa)(v)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23		23.1	22.9	23.0
Premium Credit Ltd	(v)(w)	Diversified Financials	SA+650	0.0%	1/16/26	£	55.9	72.8	73.5
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	$	136.8	129.0	136.8
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24		0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24		91.2	87.2	91.2
Production Resource Group LLC	(ad)(x)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24		4.0	4.0	4.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Propulsion Acquisition LLC	(f)(l)(s)(t)(v)	Capital Goods	L+700	1.0%	7/13/24	$	60.4	$57.0	$61.0
PSKW LLC	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26		294.0	283.4	294.0
Pure Fishing Inc	(aa)(v)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		34.0	33.3	32.4
Qdoba Restaurant Corp	(aa)(m)(v)	Consumer Services	L+700	1.0%	3/21/25		10.9	10.8	10.6
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26		107.8	101.9	104.3
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26		29.9	29.3	30.2
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26		3.8	3.8	3.8
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26		3.2	3.2	3.2
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		3.3	3.2	3.1
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		28.8	28.1	27.2
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		2.0	2.0	1.9
RSC Insurance Brokerage Inc	(f)(i)(k)(l)(m)(s)(v)	Insurance	L+550	0.8%	10/30/26		229.4	222.9	231.7
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26		12.5	12.4	12.6
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26		7.7	7.6	7.7
Safe-Guard Products International LLC	(f)	Diversified Financials	L+500	0.5%	1/27/27		0.1	0.1	0.1
SAMBA Safety Inc	(v)	Software & Services	L+575	1.0%	9/1/27		0.6	0.6	0.6
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27		1.8	1.8	1.8
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27		6.1	6.1	6.0
SavATree LLC	(v)	Consumer Services	L+550	0.8%	10/12/28		1.9	1.9	1.9
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28		7.6	7.6	7.6
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28		6.3	6.3	6.3
Sequa Corp	(aa)(m)(v)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		16.0	15.4	16.1
Sequa Corp	(v)	Capital Goods	L+900, 0.0% PIK (9.5% Max PIK)	1.0%	7/31/25		16.4	16.0	17.0
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25		50.0	50.0	50.0
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25		70.0	10.5	10.5
Sequel Youth & Family Services LLC	(v)	Health Care Equipment & Services	SF+550	1.0%	2/28/27		26.0	26.0	26.0
Sequel Youth & Family Services LLC	(v)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27		21.0	20.8	20.8
SitusAMC Holdings Corp	(k)(l)(v)	Real Estate	L+575	0.8%	12/22/27		76.6	75.9	75.5
Sorenson Communications LLC	(aa)(ac)(f)(k)(t)(v)	Telecommunication Services	L+550	0.8%	3/17/26		58.5	55.7	58.5
Source Code LLC	(k)(l)(t)	Software & Services	L+650	1.0%	6/30/27		53.2	52.2	52.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Source Code LLC	(x)	Software & Services	L+650	1.0%	6/30/27	$	15.3	$15.0	$15.0
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27		68.7	65.5	69.4
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		16.5	16.5	16.6
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	C$	34.5	26.9	28.4
Summit Interconnect Inc	(f)(k)(l)(t)(v)	Capital Goods	L+600	1.0%	9/22/28	$	98.0	97.1	96.2
Summit Interconnect Inc	(x)	Capital Goods	L+600	1.0%	9/22/28		48.7	48.7	47.8
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		5.8	5.8	5.3
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		69.7	67.4	70.4
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.1	3.1	3.1
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		5.7	5.6	5.7
Tangoe LLC	(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		189.9	172.2	147.2
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		8.8	8.3	3.7
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.5	48.4	48.0
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.3	48.1	47.8
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.7	44.7	44.4
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		7.4	7.4	7.2
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		13.7	13.7	13.4
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		14.7	14.7	14.3
Transaction Services Group Ltd	(v)(w)	Software & Services	B+650	0.0%	10/15/26	A$	80.3	55.9	58.6
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26	$	126.2	122.4	122.9
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26	£	13.9	17.7	17.8
Ultra Electronics Holdings PLC	(aa)(ab)(v)(w)	Capital Goods	L+375	0.5%	11/17/28	$	1.8	1.8	1.8
Ultra Electronics Holdings PLC	(aa)(ab)(v)(w)	Capital Goods	E+375	0.0%	11/17/28	€	1.4	1.6	1.5
Warren Resources Inc	(ad)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	$	18.5	17.3	18.5
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	L+625	1.0%	10/4/27		17.6	17.5	17.6
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	L+625	1.0%	10/4/27		0.4	0.4	0.4
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/4/27		10.8	10.8	10.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)			Amortized Cost	Fair Value(d)
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/4/27		$	1.3	$1.3	$1.3
Woolpert Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	L+600	1.0%	4/5/28			160.7	154.2	162.4
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28			3.7	3.7	3.7
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28			85.3	84.5	84.5
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28			42.7	42.2	42.2
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28			14.2	14.2	14.2

Total Senior Secured Loans—First Lien									11,280.2	11,341.7
Unfunded Loan Commitments									(1,418.6)	(1,418.6)

Net Senior Secured Loans—First Lien									9,861.6	9,923.1

Senior Secured Loans—Second Lien—18.2%
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+600	1.0%	3/16/27			11.7	10.5	5.6
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26			44.9	41.0	43.8
Amtek Global Technology Pte Ltd	(ad)(v)(w)(y)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24	€		35.2	39.0	—
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	$		26.2	4.2	5.3
Byrider Finance LLC	(u)(v)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/21/22			54.3	53.6	54.5
Caldic BV	(v)(w)	Retailing	SF+725	0.5%	12/30/29			40.0	38.9	38.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/25			13.5	12.6	9.5
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29			54.8	51.9	55.4
Ellucian Inc	(v)	Software & Services	L+800	1.0%	10/9/28			179.2	170.2	183.2
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24			6.9	—	—
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25			16.3	15.4	16.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24			32.4	28.2	2.2
OEConnection LLC	(f)(v)	Software & Services	L+700	0.5%	9/25/27			76.1	75.7	74.3
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29			175.0	165.4	178.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	$	151.9	$145.6	$152.9
Petrochoice Holdings Inc	(v)	Capital Goods	L+875	1.0%	8/21/23		65.0	64.5	48.1
Polyconcept North America Inc	(v)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24		10.3	10.2	10.3
Pure Fishing Inc	(f)(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26		100.0	94.7	94.8
Sequa Corp	(aa)(m)(v)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24		5.9	5.7	5.9
SIRVA Worldwide Inc	(aa)(v)	Commercial & Professional Services	L+950	0.0%	8/3/26		6.5	5.4	5.5
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29		312.4	296.2	314.9
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24		14.7	13.5	2.5
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€	6.2	7.2	6.9
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$	0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€	112.8	121.1	113.5

Total Senior Secured Loans—Second Lien								1,471.4	1,423.2

Unfunded Loan Commitments								(7.1)	(7.1)

Net Senior Secured Loans—Second Lien								1,464.3	1,416.1

Other Senior Secured Debt—1.5%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	$	53.4	42.2	5.9
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26		76.5	75.6	80.1
One Call Care Management Inc	(ad)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28		23.5	21.7	21.2
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24		9.2	9.2	9.7

Total Other Senior Secured Debt								148.7	116.9

Subordinated Debt—1.0%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	12.8% PIK (12.8% Max PIK)		1/15/27		0.9	1.0	1.0
athenahealth Inc	(ac)(aa)(v)	Health Care Equipment & Services	6.5%		2/15/30		5.5	5.5	5.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	$	19.3	$4.8	$12.8
ClubCorp Club Operations Inc	(aa)(v)	Consumer Services	8.5%		9/15/25		37.3	35.5	35.1
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29		21.6	21.0	20.9
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€	24.8	26.9	—
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel					110.5	—	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25		134.4	99.4	—

Total Subordinated Debt								194.1	75.2

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—28.0%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate					8,554,983	$14.1	$26.1
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$	57.2	55.2	57.2
Abacus JV, Private Equity	(v)(w)	Insurance					50,032,107	49.0	56.6
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials					5,397,365	6.3	5.1
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods					106,337,301	107.2	130.5
Australis Maritime, Common Stock	(v)(w)	Transportation					47,142,727	45.4	47.2
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Real Estate					12,639,630	12.6	12.6
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials					405,023,756	44.6	48.4
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$	9.4	9.4	9.4
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$	13.6	13.6	13.6
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$	125.0	118.3	125.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$	40.3	$40.3	$40.6
Capital Automotive LP, Private Equity	(v)(w)	Real Estate					21,640,936	23.7	28.9
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$	42.7	41.8	42.7
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services					149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)	Commercial & Professional Services	4.5% PIK (9.0% Max PIK)		10/1/28	$	423.4	309.4	259.8
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$	43.2	30.8	43.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$	31.6	21.8	31.6
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$	3.7	2.5	3.7
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials					11,860,951	13.7	14.5
Global Lending Services LLC, Private Equity	(v)(w)(y)	Diversified Financials					7,242,670	7.2	9.5
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate					2,398,355	2.3	2.6
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate					90,490	0.1	0.1
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$	5.3	5.2	5.3
Home Partners JV 2, Structured Mezzanine	(ac)(w)(x)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$	11.9	11.9	11.9
Home Partners JV, Common Stock	(ac)(v)(w)	Real Estate					30,500,647	45.5	86.5
Home Partners JV, Private Equity	(ac)(v)(w)	Real Estate					3,793,000	5.0	10.2
Home Partners JV, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$	90.3	85.6	90.3
Jet Edge International LLC, Preferred Stock	(ac)(p)	Transportation	8.0%, 0.0% PIK (8.0% Max PIK)			$	20.9	20.9	30.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Jet Edge International LLC, Term Loan	(ac)(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$	148.6	$147.9	$153.0
Jet Edge International LLC, Term Loan	(ac)(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$	0.7	0.7	0.7
Jet Edge International LLC, Warrant	(ac)(h)(y)	Transportation					3,963	—	16.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			$	68.6	67.2	68.6
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance					536,709	0.5	0.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$	39.1	39.1	19.6
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials					1,824,177	1.8	1.9
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods					23,664,954	23.0	20.0
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	€	7.8	9.2	8.7
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	$	12.1	12.1	12.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	€	5.9	6.9	6.5
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	£	1.6	2.2	2.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	£	2.1	2.9	2.8
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	$	9.1	9.1	9.1
Luxembourg Life Fund—Absolute Return Fund II, Structured Mezzanine	(v)(w)	Insurance	SF+750	0.5%	2/10/27	$	26.7	26.7	26.4
Music IP, Private Equity	(v)(w)	Media & Entertainment					60,928,593	60.9	71.2
My Community Homes SFR PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate					105,000,000	105.0	105.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	27.0%		1/25/27	$	8.3	$2.5	$4.2
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$	71.1	71.1	69.8
Opendoor Labs Inc, Structured Mezzanine	(w)(x)	Real Estate	10.0%		4/1/26	$	88.9	88.9	87.4
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$	33.5	32.9	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate					5,983,135	7.7	11.8
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$	52.4	50.4	52.4
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Real Estate					204,437,874	215.9	255.3
Roemanu LLC (FKA Toorak Capital Partners LLC), Structured Mezzanine	(ad)(v)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$	24.0	24.0	24.0
Roemanu LLC (FKA Toorak Capital Partners LLC), Structured Mezzanine	(ad)(x)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$	6.0	6.0	6.0
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials					23,500,000	23.5	24.8
Toorak Capital Funding LLC, Membership Interest	(ad)(v)(w)(y)	Real Estate					1,723,140	1.9	1.7

Total Asset Based Finance								2,252.8	2,339.1
Unfunded commitments								(161.4)	(161.4)

Net Asset Based Finance								2,091.4	2,177.7

Credit Opportunities Partners JV, LLC —19.0%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				$	1,549.8	1,484.2	1,479.6

Credit Opportunities Partners JV, LLC								1,484.2	1,479.6

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.6%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.3
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	1.8
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	50.3
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,450,230	2.5	2.4
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	12.3
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	14.0	14.1
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				16,450	—	2.7
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				116,814	0.2	0.4
Ardonagh Ltd, Preferred Stock	(v)(w)(y)	Insurance				6,113,719	9.1	21.4
Arena Energy LP, Warrants	(v)(y)	Energy				68,186,525	0.4	0.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	3.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	30.4
Aspect Software Inc, Common Stock	(l)(s)(v)(y)	Software & Services				1,309,955	2.3	2.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Aspect Software Inc, Warrant	(l)(s)(v)(y)	Software & Services			1/15/24	181,730	$0.3	$0.3
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	L+1,075 PIK (L+1,075 Max PIK)			317,493,473	311.2	313.8
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				3,483	—	—
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	9.3
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	0.0	5.2
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(aa)(v)(w)(y)	Media & Entertainment				2,023,714	—	5.9
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	4.4
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.6	41.8
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Fairway Group Holdings Corp, Common Stock	(ac)(v)(y)	Food & Staples Retailing				103,091	$—	$—
Fox Head Inc, Common Stock	(j)(v)(y)	Consumer Durables & Apparel				10,000,000	8.0	11.4
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.2
Galaxy Universal LLC, Common Stock	(v)(y)	Consumer Durables & Apparel				228,806	35.5	37.8
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				7,701,195	4.6	1.6
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(v)	Capital Goods				5,000,000	2.2	4.3
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	0.0	—
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	10.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.5
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	6.25% PIK (12.5% Max PIK)		2/15/28	15,279	$186.6	$125.1
Maverick Natural Resources LLC, Common Stock	(n)(o)(y)	Energy				259,211	84.5	189.3
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	1.9
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	3.4
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			58,757,865	54.7	58.3
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(ad)(v)(y)	Health Care Equipment & Services				34,872	2.1	2.3
One Call Care Management Inc, Preferred Stock A	(ad)(v)(y)	Health Care Equipment & Services				371,992	22.8	25.0
One Call Care Management Inc, Preferred Stock B	(ad)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
Petroplex Acidizing Inc, Preferred Stock A	(ac)(v)(y)	Energy				25,265,357	4.9	—
Petroplex Acidizing Inc, Warrant	(ac)(v)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products				30,000	3.0	4.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	14.8
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	1.0
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	$0.7	$0.8
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)(y)	Energy				1,969,418	9.1	11.8
Sequel Youth & Family Services LLC, Class R Common Stock	(v)(y)	Health Care Equipment & Services				900,000	—	—
Sequel Youth & Family Services LLC, NP-1 Common Stock	(v)(y)	Health Care Equipment & Services				1,000,000	4.0	0.7
Sorenson Communications LLC, Common Stock	(ac)(j)(u)(v)(y)	Telecommunication Services				89,959	42.5	68.4
Sound United LLC, Common Stock	(ad)(v)	Consumer Durables & Apparel				12,857,143	17.3	167.8
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(ac)(s)(u)(v)(y)	Software & Services				262,516	6.9	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	0.9
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
Versatile Processing Group Inc, Class A - 2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	29.6
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				30,000	1.5	1.5
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				30,000	1.5	1.5
Zeta Interactive Holdings Corp, Common Stock	(aa)(v)(y)	Software & Services				3,610,212	30.8	46.0

Total Equity/Other							1,238.9	1,365.4

TOTAL INVESTMENTS—213.1%							$16,483.2	16,554.0

LIABILITIES IN EXCESS OF OTHER ASSETS—(113.1%)								$(8,787.0)

NET ASSETS—100%								$7,767.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at March 31, 2022	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0 Sold	$2.1	$2.3	$(0.2)
AUD	2/14/2023	JP Morgan Chase Bank	A$	2.2 Sold	1.6	1.6	0.0
CAD	6/7/2022	JP Morgan Chase Bank	C$	1.4 Sold	1.1	1.1	0.0
CAD	6/7/2022	JP Morgan Chase Bank	C$	1.9 Sold	1.5	1.5	0.0
CAD	11/10/2022	JP Morgan Chase Bank	C$	1.5 Sold	1.2	1.2	0.0
CAD	11/15/2024	JP Morgan Chase Bank	C$	4.0 Sold	3.2	3.2	0.0
EUR	5/6/2022	JP Morgan Chase Bank	€	6.1 Sold	7.5	6.8	0.7
EUR	5/6/2022	JP Morgan Chase Bank	€	1.6 Sold	2.0	1.8	0.2
EUR	5/6/2022	JP Morgan Chase Bank	€	0.7 Sold	0.9	0.8	0.1
EUR	5/6/2022	JP Morgan Chase Bank	€	2.2 Sold	2.7	2.4	0.3
EUR	5/6/2022	JP Morgan Chase Bank	€	0.9 Sold	1.2	1.1	0.1
EUR	9/12/2022	JP Morgan Chase Bank	€	10.0 Sold	11.7	11.2	0.5
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.5	0.2
EUR	2/23/2024	JP Morgan Chase Bank	€	42.3 Sold	49.1	48.8	0.3
EUR	8/8/2025	JP Morgan Chase Bank	€	4.8 Sold	5.7	5.6	0.1
EUR	8/8/2025	JP Morgan Chase Bank	€	1.9 Sold	2.3	2.3	0.0
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.5	0.4
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.5	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	5.0 Sold	6.6	6.4	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4 Sold	1.9	1.8	0.1
GBP	10/13/2023	JP Morgan Chase Bank	£	6.2 Sold	8.5	8.2	0.3
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.6	(0.4)
NOK	8/8/2025	JP Morgan Chase Bank	NOK	11.4 Sold	1.2	1.3	(0.1)
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0 Sold	60.1	55.2	4.9
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5 Sold	4.1	3.8	0.3
SEK	5/10/2024	JP Morgan Chase Bank	SEK	68.0 Sold	8.1	7.5	0.6
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	13.1	0.2
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8 Sold	3.1	3.1	0.0

Total					$217.9	$208.5	$9.4

(a)	Security may be an obligation of one or more entities affiliated with the named company.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.96%, the Euro Interbank Offered Rate, or EURIBOR, was (0.46)%, Canadian Dollar Offer Rate, or CDOR was 1.26%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.28%, the Reykjavik Interbank Offered Rate, or REIBOR, was 3.61%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 0.06%, the Sterling Interbank Offered Rate, or SONIA or “SA”, was 0.69%, the Secured Overnight Financing Rate, or SOFR, was 0.29% and the U.S. Prime Lending Rate, or Prime, was 3.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.

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
(w)

The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2022, 77.7% of the Company’s total assets represented qualifying assets.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

(x)	Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)	Security is non-income producing.
(z)	Asset is on non-accrual status.
(aa)	Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)	Position or portion thereof unsettled as of March 31, 2022.
(ac)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of March 31, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affordable Care Inc	59.9	—	(21.0)	—	(0.1)	38.8	1.0	—	—	—
athenahealth Inc	—	6.8	—	—	—	6.8	—	—	0.2	—
Belk Inc	49.2	1.5	(0.3)	(0.2)	(5.9)	44.3	2.2	1.3	—	—
Belk Inc	21.9	0.1	—	—	(0.2)	21.8	0.5	—	—	—
Borden (New Dairy Opco)	9.0	—	(9.0)	0.6	(0.6)	—	0.1	—	0.3	—
Borden (New Dairy Opco)	42.0	0.1	(42.0)	1.7	(1.8)	—	0.9	—	1.3	—
Borden Dairy Co	—	—	—	(25.4)	25.4	—	—	—	—	—
Constellis Holdings LLC	15.0	0.1	—	—	(0.1)	15.0	0.4	—	—	—
Fairway Group Holdings Corp	0.7	—	—	—	(0.7)	—	—	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings LLC	51.0	5.7	(51.7)	—	(5.0)	—	0.2	0.3	—	—
Petroplex Acidizing Inc	9.7	—	(0.1)	—	2.6	12.2	—	—	—	—
Sorenson Communications LLC	60.1	0.2	(1.5)	0.1	(0.4)	58.5	1.1	—	—	—
Sungard Availability Services Capital Inc	6.0	0.1	—	—	(0.8)	5.3	—	0.1	—	—
ThermaSys Corp	3.5	—	—	—	0.2	3.7	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—Second Lien
Belk Inc	$6.7	$—	$—	$—	$(1.4)	$5.3	$—	$—	$—	$—
Constellis Holdings LLC	12.0	0.1	—	—	(2.6)	9.5	0.5	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sungard Availability Services Capital Inc	8.3	—	(0.2)	—	(5.6)	2.5	—	—	—	—
Subordinated Debt
athenahealth Inc	—	5.5	—	—	(0.1)	5.4	—	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	90.4	2.5	(2.5)	—	(0.1)	90.3	—	2.5	—	—
Home Partners JV, Private Equity	9.4	—	(0.3)	(0.1)	1.2	10.2	—	—	—	0.7
Home Partners JV, Common Stock	80.6	0.1	(2.2)	—	8.0	86.5	—	—	—	4.3
Home Partners JV 2, Structured Mezzanine	3.5	1.8	—	—	—	5.3	—	0.1	—	—
Home Partners JV 2, Private Equity	0.1	—	—	—	—	0.1	—	—	—	—
Home Partners JV 2, Private Equity	1.6	0.8	—	—	0.2	2.6	—	—	—	—
Jet Edge International LLC, Preferred Stock	16.8	—	—	—	13.5	30.3	0.4	—	—	—
Jet Edge International LLC, Warrant	4.5	—	—	—	12.0	16.5	—	—	—	—
Jet Edge International LLC, Term Loan	75.6	74.9	(2.9)	—	5.4	153.0	2.7	0.5	0.1	—
Orchard Marine Limited, Class B Common Stock	—	—	—	(3.1)	3.1	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	64.6	—	(65.4)	3.4	(2.6)	—	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Equity/Other
Affordable Care Inc, Preferred Stock	$52.1	$—	$—	$—	$(1.8)	$50.3	$—	$1.4	$—	$—
athenahealth Inc, Preferred Stock	—	311.2	—	—	2.6	313.8	—	4.3	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	7.7	—	—	—	1.6	9.3	—	—	—	—
Constellis Holdings LLC, Private Equity	0.2	—	—	—	(0.2)	—	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.4	—	—	—	(0.2)	1.2	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	(0.1)	(0.5)	0.6	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	0.1	—	—	(0.6)	0.5	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	0.4	—	(0.4)	0.2	(0.2)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	11.9	—	(11.9)	11.9	(11.9)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	6.2	—	(6.2)	6.2	(6.2)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	—	—	—	—	—	—	—	—	—
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	0.1	0.1	—	—	0.8	1.0	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Proserv Acquisition LLC, Class A Preferred Units	$9.3	$—	$—	$—	$0.2	$9.5	$—	$—	$—	$—
Sorenson Communications LLC, Common Stock	67.5	—	—	—	0.9	68.4	—	—	—	—
Sungard Availability Services Capital Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—

Total	$859.0	$411.6	$(217.7)	$(5.8)	$30.3	$1,077.4	$10.0	$10.5	$1.9	$5.0

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

(3)	Interest, PIK, fee and dividend income presented for the full three months ended March 31, 2022.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

(ad)

Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the three months ended March 31, 2022, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Amtek Global Technology Pte Ltd	$34.8	$—	$—	$—	$(4.8)	$30.0	$—	$—	$—	$—
ATX Networks Corp	46.8	0.4	(0.6)	—	—	46.6	—	1.0	—	—
HM Dunn Co Inc	33.6	0.7	(0.3)	—	—	34.0	—	0.6	—	—
HM Dunn Co Inc	2.0	—	(2.0)	—	—	—	—	—	—	—
One Call Care Management Inc	5.0	—	—	—	(0.3)	4.7	0.1	—	—	—
Production Resource Group LLC	133.3	4.1	—	—	(0.6)	136.8	1.6	2.2	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	64.4	27.2	(0.2)	—	(0.2)	91.2	1.6	0.7	0.3	—
Production Resource Group LLC	20.2	—	(20.1)	—	(0.1)	—	—	—	—	—
Warren Resources Inc	18.7	0.1	(0.2)	—	(0.1)	18.5	0.6	—	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	—	—	(0.1)	—	0.1	—	—	—	—	—
Other Senior Secured Debt
JW Aluminum Co	81.0	0.1	—	—	(1.0)	80.1	2.0	—	—	—
One Call Care Management Inc	23.5	0.1	—	—	(2.4)	21.2	0.1	0.5	—	—
Subordinated Debt
ATX Networks Corp	7.1	—	—	—	5.7	12.8	—	—	—	—
Hilding Anders	46.6	—	—	—	(46.6)	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	57.2	0.1	—	—	(0.1)	57.2	1.2	0.4	—	—
801 5th Ave, Seattle, Private Equity	23.1	—	—	—	3.0	26.1	—	—	—	—
Avenue One PropCo, Private Equity	—	12.6	—	—	—	12.6	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Avida Holding AB, Common Stock	$52.3	$—	$—	$—	$(3.9)	$48.4	$—	$—	$—	$—
Kilter Finance, Preferred Stock	36.1	32.6	—	—	(0.1)	68.6	1.4	0.9	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	1.4	0.4	—	—	0.1	1.9	—	—	—	0.2
My Community Homes SFR PropCo 2, Private Equity	33.0	157.0	(85.0)	—	—	105.0	—	—	—	—
Prime St LLC, Private Equity	9.1	—	—	—	2.7	11.8	—	—	—	—
Prime St LLC, Structured Mezzanine	52.4	—	—	—	—	52.4	0.7	0.8	—	—
Toorak Capital Funding LLC, Membership Interest	1.7	—	—	—	—	1.7	—	—	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	199.3	57.8	—	—	(1.8)	255.3	—	—	—	3.9
Roemanu LLC (FKA Toorak Capital Partners LLC), Structured Mezzanine	22.0	22.0	(20.0)	—	—	24.0	—	0.4	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.2	87.5	—	—	(4.1)	1,479.6	—	—	—	46.2
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock		—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	7.1	—	—	—	3.0	10.1	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock	122.6	8.8	(0.1)	—	(6.2)	125.1	0.3	6.5	—	—
One Call Care Management Inc, Common Stock	2.4	—	—	—	(0.1)	2.3	—	—	—	—
One Call Care Management Inc, Preferred Stock A	26.1	—	—	—	(1.1)	25.0	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Unaudited Consolidated Schedule of Investments (continued)

As of March 31, 2022

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
One Call Care Management Inc, Preferred Stock B	$9.2	$—	$—	$—	$(1.5)	$7.7	$—	$0.2	$—	$—
PRG III LLC, Preferred Stock, Series A PIK	17.4	—	—	—	(2.6)	14.8	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Common Stock	77.5	—	—	—	90.3	167.8	—	—	—	—
Warren Resources Inc, Common Stock	20.4	—	—	—	9.2	29.6	—	—	—	—

Total	$2,684.1	$411.5	$(128.6)	$—	$36.5	$3,003.5	$9.6	$14.2	$0.3	$50.3

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

(3)	Interest, PIK, fee and dividend income presented for the full three months ended March 31, 2022.

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/27		$38.9	$38.9	$38.7
Amtek Global Technology Pte Ltd	(ad)(v)(w)(y)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24		€57.2	68.7	34.8
Arcos LLC/VA	(m)	Software & Services	L+575	1.0%	3/31/28		$12.5	12.3	12.4
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	4/20/27		4.5	4.5	4.5
Ardonagh Group Ltd	(v)(w)	Insurance	SA+675	0.8%	7/14/26		£0.8	1.0	1.1
Ardonagh Group Ltd	(v)(w)	Insurance	L+550	0.8%	7/14/26		$14.1	13.8	13.9
Ardonagh Group Ltd	(w)(x)	Insurance	L+550	1.0%	7/14/26		£16.7	22.8	22.1
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.6	30.4	30.9
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.3
Aspect Software Inc	(v)	Software & Services	8.0% PIK (8.0% Max PIK)		7/14/22		0.3	0.2	0.3
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	7.5% PIK (7.5% Max PIK)	1.0%	8/9/26		46.8	46.8	46.8
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	L+600	1.0%	12/3/27		35.1	34.4	34.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/25		2.5	2.4	2.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/27		2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(m)(t)(v)	Consumer Services	L+575	0.8%	4/28/28		92.4	88.1	92.4
Barbri Inc	(k)(l)	Consumer Services	L+575	0.8%	4/30/28		35.1	34.8	34.8
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/30/28		14.8	14.8	14.6
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25		21.9	21.7	21.9
Belk Inc	(aa)(ac)(v)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		66.7	40.2	49.2
BGB Group LLC	(f)(i)(k)(l)(m)(t)(v)	Media & Entertainment	L+575	1.0%	8/16/27		118.6	117.5	118.0
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27		19.9	19.9	19.8
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25		42.0	40.2	42.0
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25		9.0	8.4	9.0
Borden Dairy Co	(ac)(v)(y)(z)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23		65.0	25.4	—
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26		75.0	74.3	69.3
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24		7.5	5.5	3.6
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	L+625	1.0%	12/14/26		268.0	257.2	270.7
Clarience Technologies LLC	(v)	Capital Goods	L+625	1.0%	12/31/26		18.1	17.6	18.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/13/24	$25.4	$25.2	$25.4
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/31/26	10.8	10.8	11.1
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24	15.0	14.0	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28	30.1	28.3	30.1
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28	4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27	188.7	182.5	188.7
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27	£27.4	36.3	37.1
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28	$11.9	11.9	11.9
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26	34.9	34.9	34.6
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	90.3	86.1	90.4
Dental Care Alliance Inc	(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	8.7	8.7	8.7
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	L+625	0.8%	3/12/27	13.6	13.6	13.7
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Capital Goods	L+350	1.0%	6/28/24	1.9	1.9	1.9
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.5%	12/13/28	81.3	79.7	79.7
Encora Digital Inc	(x)	Software & Services	L+550	0.5%	12/13/28	19.6	19.4	19.2
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.4	0.4	0.4
Entertainment Benefits Group LLC	(f)(k)(l)(m)(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	64.0	59.1	61.7
Entertainment Benefits Group LLC	(x)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	10.2	9.6	9.9
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.7	1.0	0.7
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.6	—	—
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	74.4	73.7	74.1
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	9.9	9.9	9.8
Foundation Consumer Brands LLC	(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	97.1	93.0	98.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	$6.6	$6.6	$6.6
Foundation Risk Partners Corp	(v)	Insurance	L+575	0.8%	10/29/28	74.3	73.2	73.3
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/27	7.0	6.9	6.9
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/28	6.2	6.2	6.1
Frontline Technologies Group LLC	(i)(m)(v)	Software & Services	L+525	1.0%	9/18/23	78.7	78.1	78.7
Frontline Technologies Group LLC	(s)(v)	Software & Services	L+525	1.0%	9/18/23	75.6	71.7	76.2
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	L+575	1.0%	11/1/26	88.9	88.9	88.9
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	5.0%		2/4/22	0.9	0.9	0.9
Galaxy Universal LLC	(x)	Consumer Durables & Apparel	5.0%		2/4/22	7.7	7.7	7.7
Galway Partners Holdings LLC	(k)(l)(t)(v)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	128.1	125.5	126.0
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.7	11.8
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	22.4	22.4	22.0
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	L+625	1.0%	6/18/27	169.1	167.5	166.5
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26	194.8	182.7	192.6
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	5.9	5.6	5.6
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	L+575	1.0%	12/3/26	137.7	130.5	128.7
Heniff Transportation Systems LLC	(v)	Transportation	L+625	1.0%	12/3/26	19.4	18.6	18.5
Heniff Transportation Systems LLC	(x)	Transportation	L+575	1.0%	12/3/24	11.9	11.9	11.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	L+625	1.0%	5/4/27	$101.6	$96.6	$104.6
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26	25.3	24.6	25.8
Higginbotham Insurance Agency Inc	(v)	Insurance	L+525	0.8%	11/25/26	4.5	4.3	4.6
Higginbotham Insurance Agency Inc	(x)	Insurance	L+525	0.8%	11/25/26	32.6	32.6	33.3
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600	1.0%	6/30/26	33.6	33.6	33.6
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600	1.0%	6/30/26	2.0	2.0	2.0
Hudson Technologies Co	(v)(w)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	79.9	72.3	82.1
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	0.2	0.2	0.2
Individual FoodService	(m)(s)(v)	Capital Goods	L+625	1.0%	11/22/25	90.8	86.5	91.7
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/24	4.5	4.5	4.5
Individual FoodService	(x)	Capital Goods	L+625	0.0%	11/22/25	5.6	5.6	5.7
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€88.8	101.3	103.9
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$29.9	30.0	32.5
Insight Global LLC	(v)	Commercial & Professional Services	L+600	0.8%	9/22/27	10.5	10.5	10.4
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28	230.0	227.8	227.2
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27	10.5	10.5	10.4
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	11/15/28	20.0	20.0	19.8
Integrity Marketing Group LLC	(x)	Insurance	L+550	0.8%	8/27/25	145.3	145.3	143.2
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25	165.4	159.8	167.1
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25	2.8	2.6	2.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	$16.7	$16.7	$16.9
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	11.3	11.3	11.3
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26	186.6	177.1	190.3
Karman Space Inc	(m)(v)	Capital Goods	L+675	1.0%	12/21/25	92.4	88.8	94.2
Karman Space Inc	(v)	Capital Goods	L+675	1.0%	12/21/25	4.4	4.2	4.4
Karman Space Inc	(x)	Capital Goods	L+675	1.0%	12/21/25	1.1	1.1	1.1
KBP Investments LLC	(v)	Food & Staples Retailing	L+500	0.8%	5/26/27	23.6	22.9	23.3
KBP Investments LLC	(x)	Food & Staples Retailing	L+500	0.8%	5/26/27	3.9	3.9	3.8
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+575	1.0%	11/7/26	341.7	329.6	342.8
Kellermeyer Bergensons Services LLC	(x)	Commercial & Professional Services	L+575	1.0%	11/7/26	31.0	31.0	31.1
Lakefield Veterinary Group	(f)(i)(v)	Consumer Services	L+550	0.8%	11/23/28	115.6	114.5	114.6
Lakefield Veterinary Group	(x)	Consumer Services	L+550	0.8%	11/23/28	56.3	56.3	55.7
Lakeview Farms Inc	(l)(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	77.0	75.1	76.5
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	3.4	3.4	3.4
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	3.4	3.4	3.4
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	106.8	103.3	107.8
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	10.3	10.3	10.4
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	5.4	5.4	5.4
Lionbridge Technologies Inc	(f)(k)(s)(t)	Consumer Services	L+700	1.0%	12/29/25	68.9	64.0	70.3
Lipari Foods LLC	(f)(m)(s)(v)	Food & Staples Retailing	L+575	1.0%	1/6/25	272.0	261.2	272.0
Lloyd’s Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	£15.0	20.0	19.7
Matchesfashion Ltd	(v)(w)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	$12.9	12.4	8.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27	$231.0	$220.3	$231.7
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	L+600	1.0%	1/29/27	56.7	56.7	56.9
Medallia Inc	(v)	Software & Services	L+675 PIK (L+675 Max PIK)	0.8%	10/29/28	147.9	146.5	146.5
Med-Metrix	(v)	Software & Services	L+600	1.0%	9/15/27	62.4	61.8	61.9
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	31.3	31.3	31.0
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	180.6	171.4	178.6
Micronics Filtration Holdings Inc	(ac)(v)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	51.4	46.0	51.0
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+650	1.3%	3/29/24	18.8	17.2	17.7
Monitronics International Inc	(v)	Commercial & Professional Services	L+500	1.5%	7/3/24	47.3	44.8	45.1
Monitronics International Inc	(x)	Commercial & Professional Services	L+500	1.5%	7/3/24	22.7	22.7	21.6
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/19/25	4.8	4.5	4.7
Motion Recruitment Partners LLC	(f)(i)(m)(t)(v)	Commercial & Professional Services	L+650	1.0%	12/22/25	119.9	115.5	118.4
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	L+650	1.0%	12/19/25	59.6	59.6	58.9
NBG Home	(v)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	67.7	67.6	53.3
NCI Inc	(v)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24	78.8	77.7	72.0
Net Documents	(v)	Software & Services	L+650	1.0%	6/30/27	24.6	24.4	24.3
Net Documents	(v)	Software & Services	L+675	1.0%	6/30/27	0.9	0.9	0.9
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	2.1	2.1	2.0
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	7.4	7.3	7.3
New Era Technology Inc	(i)(l)(m)(t)(v)	Software & Services	L+625	1.0%	10/31/26	82.5	78.6	82.1
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26	1.6	1.5	1.6
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	13.8	13.8	13.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	$3.1	$3.1	$3.1
Omnimax International Inc	(f)(i)(k)(l)(m)(v)	Capital Goods	L+725	1.0%	10/8/26	218.5	209.2	217.0
One Call Care Management Inc	(aa)(ad)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	5.0	4.7	5.0
Oxford Global Resources LLC	(f)(k)(l)(m)(t)	Commercial & Professional Services	L+600	1.0%	8/17/27	88.4	87.6	88.2
Oxford Global Resources LLC	(v)	Commercial & Professional Services	L+600	1.0%	8/17/27	4.0	4.0	4.0
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	1.0%	8/17/27	15.3	15.3	15.3
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	1.0%	8/17/27	3.7	3.7	3.7
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	4.6	4.3	4.2
P2 Energy Solutions Inc.	(f)(i)(k)(m)(s)(t)(v)	Software & Services	L+675	1.0%	2/2/26	249.1	232.7	232.0
P2 Energy Solutions Inc.	(x)	Software & Services	L+675	1.0%	1/31/25	10.6	10.6	9.9
Parata Systems	(f)(m)(v)	Health Care Equipment & Services	L+575	1.0%	6/30/27	73.9	73.4	74.1
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	22.0	22.0	22.1
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	5.5	5.5	5.5
Parts Town LLC	(v)	Retailing	L+550	0.8%	11/1/28	87.4	86.6	86.6
Parts Town LLC	(x)	Retailing	L+550	0.8%	11/1/28	63.9	63.9	63.3
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28	65.8	65.0	64.7
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/24/26	4.3	4.2	4.2
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28	22.9	22.6	22.5
Peraton Corp	(aa)(v)	Capital Goods	L+375	0.8%	2/1/28	9.0	8.7	9.0
Performance Health Holdings Inc	(f)(i)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	120.7	119.5	120.2
Petroplex Acidizing Inc	(ac)(v)(y)(z)	Energy	L+825, 1.8% PIK (1.8% Max PIK)	1.0%	6/30/23	27.0	22.0	9.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Polyconcept North America Inc	(aa)(v)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23	$22.8	$22.6	$22.7
Premium Credit Ltd	(v)(w)	Diversified Financials	L+650	0.0%	1/16/26	£55.9	72.6	75.7
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	$64.4	60.2	64.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	133.3	124.9	133.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24	20.2	20.1	20.2
Production Resource Group LLC	(ad)(x)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24	10.1	10.1	10.1
Propulsion Acquisition LLC	(f)(l)(s)(t)(v)	Capital Goods	L+700	1.0%	7/13/24	60.5	56.8	61.1
PSKW LLC	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26	294.7	283.5	294.7
Qdoba Restaurant Corp	(aa)(m)(v)	Consumer Services	L+700	1.0%	3/21/25	10.9	10.8	10.8
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26	126.8	120.7	124.1
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26	23.0	22.4	23.3
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26	3.2	3.2	3.2
Revere Superior Holdings, Inc	(v)	Software & Services	L+575	1.0%	9/30/26	3.3	3.3	3.4
Revere Superior Holdings, Inc	(x)	Software & Services	L+575	1.0%	9/30/26	7.4	7.4	7.5
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	2.8	2.6	2.7
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	28.8	28.1	28.2
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	2.5	2.5	2.5
RSC Insurance Brokerage Inc	(f)(i)(k)(l)(m)(s)(v)	Insurance	L+550	0.8%	10/30/26	277.8	268.1	280.6

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	0.8%	10/30/26		$4.1	$4.0	$4.1
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26		16.1	16.1	16.3
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26		3.6	3.6	3.6
Safe-Guard Products International LLC	(f)(m)(t)	Diversified Financials	L+500	0.5%	1/27/27		45.1	42.5	45.1
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27		2.4	2.4	2.4
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27		6.1	6.1	6.0
SavATree LLC	(v)	Consumer Services	L+550	0.8%	10/12/28		1.9	1.8	1.9
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28		7.6	7.6	7.6
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28		6.3	6.3	6.3
Sequa Corp	(aa)(m)(v)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		16.0	15.4	16.2
Sequa Corp	(v)	Capital Goods	L+900, 0.0% PIK (9.5% Max PIK)	1.0%	7/31/25		16.4	16.0	17.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	L+800	1.0%	9/1/23		170.0	106.4	51.6
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	L+700	1.0%	9/1/23		29.2	19.3	8.9
Sequel Youth & Family Services LLC	(v)	Health Care Equipment & Services	L+700	1.0%	9/1/23		36.0	36.0	36.0
Sequel Youth & Family Services LLC	(x)	Health Care Equipment & Services	L+700	1.0%	9/1/23		6.0	6.0	6.0
SitusAMC Holdings Corp	(k)(l)(v)	Real Estate	L+575	0.8%	12/22/27		95.4	94.5	94.4
Sorenson Communications LLC	(aa)(ac)(f)(k)(t)(v)	Telecommunication Services	L+550	0.8%	3/17/26		59.9	56.9	60.1
Source Code LLC	(k)(l)(t)	Software & Services	L+650	1.0%	6/30/27		53.3	52.3	52.2
Source Code LLC	(x)	Software & Services	L+650	1.0%	6/30/27		15.3	15.0	15.0
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27		60.7	57.3	61.3
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	C$	35.8	28.0	29.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Summit Interconnect Inc	(f)(k)(l)(t)(v)	Capital Goods	L+600	1.0%	9/22/28		$107.9	$106.8	$106.9
Summit Interconnect Inc	(x)	Capital Goods	L+600	1.0%	9/22/28		48.7	48.7	48.2
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		5.8	5.7	6.0
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		55.8	53.3	56.3
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.8	1.8	1.8
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		17.2	17.2	17.3
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.9	3.9	3.9
Tangoe LLC	(f)(i)(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		190.2	171.5	147.2
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		8.5	8.3	3.5
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.5	48.4	47.7
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.3	48.1	47.4
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.8	44.8	44.8
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		5.3	5.3	5.3
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		13.7	13.7	13.6
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		4.5	4.5	4.5
Time Manufacturing Co	(x)	Capital Goods	E+650	0.8%	12/1/27		€15.0	17.0	17.2
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26		£13.9	17.7	18.3
Transaction Services Group Ltd	(v)(w)	Software & Services	B+650	0.0%	10/15/26	A$	80.3	55.7	57.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26	$126.2	$122.2	$123.1
Warren Resources Inc	(ad)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	18.7	17.4	18.7
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	L+625	1.0%	10/4/27	15.1	15.0	15.1
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	L+625	1.0%	10/4/27	0.7	0.7	0.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/4/27	13.2	13.2	13.2
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/4/27	1.0	1.0	1.0
Woolpert Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	L+600	1.0%	4/5/28	139.2	132.5	141.2
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28	25.6	25.6	25.9

Total Senior Secured Loans—First Lien							11,165.5	11,236.1

Unfunded Loan Commitments							(1,470.4)	(1,470.4)

Net Senior Secured Loans—First Lien							9,695.1	9,765.7

Senior Secured Loans—Second Lien—20.1%
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+600	1.0%	3/16/27	11.3	10.5	6.4
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26	44.9	40.8	44.3
Amtek Global Technology Pte Ltd	(ad)(v)(w)(y)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24	€34.7	39.1	—
Apex Group Limited	(v)(w)	Diversified Financials	L+675	0.5%	7/27/29	$8.0	7.9	8.0
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	25.5	4.2	6.7
Byrider Finance LLC	(u)(v)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22	54.3	52.8	54.4
Constellis Holdings LLC	(ac)(f)(v)	Capital Goods	L+1,100, 0.0% PIK (10.0% Max PIK)	1.0%	3/27/25	13.5	12.5	12.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29	$54.8	$51.8	$55.6
Datatel Inc	(v)	Software & Services	L+800	1.0%	10/9/28	179.2	170.1	184.6
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.9	—	—
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	L+500	1.0%	11/1/26	36.2	35.8	35.8
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25	21.8	20.5	21.8
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	31.4	28.2	8.5
OEConnection LLC	(f)(v)	Software & Services	L+825	0.0%	9/25/27	27.0	26.6	26.5
OEConnection LLC	(v)	Software & Services	L+700	0.5%	9/25/27	49.0	49.0	48.1
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	165.3	178.5
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	156.4	149.9	158.7
Petrochoice Holdings Inc	(v)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.4	57.6
Polyconcept North America Inc	(v)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	10.0	9.9	10.0
Pure Fishing Inc	(f)(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	177.0	170.6	168.1
Sequa Corp	(aa)(m)(v)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	5.9	5.7	5.9
SIRVA Worldwide Inc	(aa)(v)	Commercial & Professional Services	L+950	0.0%	8/3/26	6.5	5.4	5.7
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	295.8	317.6
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	14.6	13.7	8.3
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	SA+800	0.0%	10/1/29	£9.3	12.3	12.2
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€6.2	7.2	6.8
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€112.8	120.9	120.9

Total Senior Secured Loans—Second Lien							1,571.6	1,563.7

Unfunded Loan Commitments							(7.2)	(7.2)

Net Senior Secured Loans—Second Lien							1,564.4	1,556.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Other Senior Secured Debt—1.6%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	$53.4	$42.3	$5.2
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.5	81.0
One Call Care Management Inc	(ad)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	23.5	21.6	23.5
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	10.0

Total Other Senior Secured Debt							148.6	119.7

Subordinated Debt—1.4%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	12.8% PIK (12.8% Max PIK)		1/15/27	0.9	0.9	1.0
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods	10.0% PIK (10.0% Max PIK)		8/9/28	18.3	4.8	7.1
ClubCorp Club Operations Inc	(aa)(v)	Consumer Services	8.5%		9/15/25	37.3	35.4	35.7
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29	21.6	20.9	20.9
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€24.8	26.9	—
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				110.5	—	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	134.4	99.4	46.6

Total Subordinated Debt							188.3	111.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—29.1%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate				8,554,983	$14.1	$23.1
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$57.2	55.1	57.2
Abacus JV, Private Equity	(v)(w)	Insurance				44,833,382	43.8	48.1
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				5,397,365	6.3	4.7
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				94,679,609	95.6	114.3
Australis Maritime, Common Stock	(v)(w)	Transportation				46,781,830	45.1	46.7

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials				405,023,756	$44.6	$52.3
Bank of Ireland, Class B Credit Linked Floating Rate Note	(g)(w)	Banks	L+1,185		12/4/27	$14.7	14.7	14.7
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$23.0	23.0	23.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	125.0	118.0	125.6
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$40.3	40.3	40.5
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	28.1
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$42.7	41.9	42.7
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$414.0	304.8	302.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$53.6	36.9	53.6
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$39.2	26.9	39.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$4.6	3.1	4.6
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				12,222,437	14.2	15.5
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				22,352,639	24.2	28.5
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				1,585,353	1.5	1.6
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				59,815	0.1	0.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$3.5	$3.4	$3.5
Home Partners JV 2, Structured Mezzanine	(ac)(w)(x)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$13.6	13.6	13.6
Home Partners JV, Common Stock	(ac)(v)(w)(y)	Real Estate				32,659,547	47.6	80.6
Home Partners JV, Private Equity	(ac)(v)(w)(y)	Real Estate				4,127,355	5.4	9.4
Home Partners JV, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$90.4	85.6	90.4
Jet Edge International LLC, Preferred Stock	(ac)(p)	Transportation	8.0%, 0.0% PIK (8.0% Max PIK)			$20,878,236.0	20.9	16.8
Jet Edge International LLC, Term Loan	(ac)(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$76.6	75.9	76.1
Jet Edge International LLC, Term Loan	(ac)(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$75.0	75.0	74.5
Jet Edge International LLC, Warrant	(ac)(h)(y)	Transportation				3,963	—	4.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			36,108,611	34.6	36.1
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$39.1	39.1	25.8
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				114,193,861	112.6	131.5
KKR Chord IP Aggregator LP, Structured Mezzanine	(v)(w)	Media & Entertainment	9.0%		10/14/23	$167.3	164.9	167.3
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials				1,387,913	1.4	1.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	$23.0	$19.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	€7.8	9.2	8.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	$12.1	12.1	12.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	€5.9	6.9	6.7
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	£1.6	2.2	2.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	£2.1	2.9	2.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	$9.1	9.1	9.1
My Community Homes SFR PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate				33,000,000	33.0	33.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	19.5%		1/25/27	$8.3	2.5	4.2
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$71.1	71.1	71.1
Opendoor Labs Inc, Structured Mezzanine	(w)(x)	Real Estate	10.0%		4/1/26	$88.9	88.9	88.9
Orchard Marine Limited, Class B Common Stock	(ac)(v)(w)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(ac)(v)(w)(y)	Transportation				62,976	62.0	64.6
Pretium Partners LLC P1, Structured Mezzanine	(v)(w)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.2	6.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Pretium Partners LLC P2, Private Equity	(v)(w)(y)	Real Estate				16,772,368	$16.4	$16.4
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$33.5	32.9	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate				5,983,135	7.7	9.1
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$52.4	50.4	52.4
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				23,500,000	23.5	24.3
Toorak Capital Funding LLC, Membership Interest	(ad)(v)(w)(y)	Real Estate				1,723,140	1.9	1.7
Toorak Capital Partners LLC, Private Equity	(ad)(v)	Real Estate				158,139,270	158.1	199.3
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(v)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$22.0	22.0	22.0
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(x)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$8.0	8.0	8.0

Total Asset Based Finance							2,380.9	2,493.9
Unfunded Asset Based Finance Commitments							(248.9)	(248.9)

Net Asset Based Finance							2,132.0	2,245.0

Credit Opportunities Partners JV, LLC—18.1%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				1,462.3	1,396.7	1,396.2

Total Credit Opportunities Partners JV, LLC							1,396.7	1,396.2

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	$19.4	$19.8
Aspect Software Inc, Common Stock	(l)(s)(v)(y)	Software & Services				1,309,955	2.3	2.7
Aspect Software Inc, Warrant	(l)(s)(v)(y)	Software & Services			1/15/24	181,730	0.3	0.3
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				3,483	—	—
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	7.7
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	0.0	5.2
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	—
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	4.2
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	0.2
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.6	42.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	$—	$—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(ac)(v)(y)	Food & Staples Retailing				103,091	—	—
Fox Head Inc, Common Stock	(j)(v)(y)	Consumer Durables & Apparel				10,000,000	8.0	10.9
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.4
Galaxy Universal LLC, Common Stock	(v)(y)	Consumer Durables & Apparel				228,806	35.5	35.5
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				27,256,114	16.4	16.4
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(v)	Capital Goods				5,000,000	2.2	3.3
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	0.0	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	$—	$—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	7.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.5
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	—
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	15,279	177.9	122.6
Maverick Natural Resources LLC, Common Stock	(n)(o)(y)	Energy				259,211	84.5	143.6
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	1.6
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	3.9
Micronics Filtration Holdings Inc, Common Stock	(ac)(v)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(ac)(v)(y)	Capital Goods				55	0.6	0.1

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(ac)(v)(y)	Capital Goods				23	$0.2	$0.4
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(ac)(v)(y)	Capital Goods				112,780	—	11.9
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(ac)(v)(y)	Capital Goods				54,000	—	6.2
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			79,782,377	73.5	78.9
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(ad)(v)(y)	Health Care Equipment & Services				34,872	2.1	2.4
One Call Care Management Inc, Preferred Stock A	(ad)(v)(y)	Health Care Equipment & Services				371,992	22.8	26.1
One Call Care Management Inc, Preferred Stock B	(ad)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	9.2
Petroplex Acidizing Inc, Preferred Stock A	(ac)(v)(y)	Energy				25,138,631	4.9	—
Petroplex Acidizing Inc, Warrant	(ac)(v)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products				30,000	3.0	4.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	17.4
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.4	0.1
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	$0.7	$0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)(y)	Energy				1,969,418	9.1	9.9
Sorenson Communications LLC, Common Stock	(ac)(j)(u)(v)(y)	Telecommunication Services				89,959	42.5	67.5
Sound United LLC, Common Stock	(ad)(v)	Consumer Durables & Apparel				12,857,143	17.3	77.5
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(ac)(s)(u)(v)(y)	Software & Services				262,516	6.9	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.1
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
Versatile Processing Group Inc, Class A - 2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	20.4
Zeta Interactive Holdings Corp, Common Stock	(aa)(v)(y)	Software & Services				3,610,212	30.8	30.4

Total Equity/Other							931.6	907.1

TOTAL INVESTMENTS—208.3%							$16,056.7	16,101.5

LIABILITIES IN EXCESS OF OTHER ASSETS—(108.3%)								(8,371.5)

NET ASSETS—100%								$7,730.0

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

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—Second Lien
Belk Inc	$—	$4.2	$—	$—	$2.5	$6.7	$—	$—	$—	$—
Constellis Holdings LLC	—	12.5	—	—	(0.5)	12.0	0.6	0.4	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sorenson Communications LLC	—	22.0	(22.2)	0.2	—	—	0.4	0.9	—	—
Sungard Availability Services Capital Inc	—	13.6	0.1	—	(5.4)	8.3	0.7	0.2	—	—
Other Senior Secured Debt
JW Aluminum Co(5)	41.8	—	(39.4)	—	(2.4)	—	—	—	—	—
Subordinated Debt
Home Partners of America Inc	—	3.5	(3.5)	—	—	—	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	38.5	83.4	(36.3)	—	4.8	90.4	0.6	7.3	—	—
Home Partners JV, Private Equity	—	5.4	—	—	4.0	9.4	—	—	—	—
Home Partners JV, Private Equity	—	—	—	(0.6)	0.6	—	—	—	—	—
Home Partners JV, Common Stock	21.5	45.9	(22.9)	7.7	28.4	80.6	—	—	—	—
Home Partners JV 2, Structured Mezzanine	—	3.4	—	—	0.1	3.5	—	0.2	—	—
Home Partners JV 2, Private Equity	—	0.1	—	—	—	0.1	—	—	—	—
Home Partners JV 2, Private Equity	—	1.5	—	—	0.1	1.6	—	—	—	—
Jet Edge International LLC, Preferred Stock	—	20.9	—	—	(4.1)	16.8	0.5	—	—	—
Jet Edge International LLC, Warrant	—	—	—	—	4.5	4.5	—	—	—	—
Jet Edge International LLC, Term Loan	—	78.0	(2.1)	—	(0.3)	75.6	2.4	0.5	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	24.6	—	—	—	40.0	64.6	—	—	—	—
Equity/Other
Affordable Care Inc, Common Stock	—	48.1	—	—	4.0	52.1	—	2.3	—	—
ASG Technologies, Common Stock	42.7	—	(79.4)	56.0	(19.3)	—	—	—	—	—
ASG Technologies, Warrants	3.5	—	(10.2)	3.7	3.0	—	—	—	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	0	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Borden (New Dairy Opco), Common Stock	$3.2	$5.2	$—	$—	$(0.7)	$7.7	$—	$—	$—	$—
Charlotte Russe Inc, Common Stock	—	—	—	(12.5)	12.5	—	—	—	—	—
Constellis Holdings LLC, Private Equity	—	10.3	—	—	(10.1)	0.2	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.2	—	—	—	0.2	1.4	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A(5)	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B(5)	—	—	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	130.5	—	(214.3)	130.7	(46.9)	—	—	—	—	—
Home Partners of America Inc, Warrant	2.1	—	(4.4)	4.1	(1.8)	—	—	—	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	93.7	—	(107.3)	—	13.6	—	—	4.2	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	—	—	—	—	0.1	0.1	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	—	—	—	—	0.4	0.4	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	—	—	—	—	11.9	11.9	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	—	—	—	—	6.2	6.2	—	—	—	—
One Call Care Management Inc, Common Stock(5)	2.4	—	(3.0)	—	0.6	—	—	—	—	—
One Call Care Management Inc, Preferred Stock A(5)	25.5	—	(32.3)	—	6.8	—	—	—	—	—
One Call Care Management Inc, Preferred Stock B(5)	10.6	—	(9.8)	—	(0.8)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	0.4	—	—	(0.4)	—	—	—	—	0.4
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Proserv Acquisition LLC, Class A Common Units	$9.0	$—	$(0.1)	$—	$(8.8)	$0.1	$—	$—	$—	$—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	(0.2)	9.3	—	—	—	—
Sorenson Communications LLC, Common Stock(4)	—	42.5	—	—	25.0	67.5	—	—	—	—
Sungard Availability Services Capital Inc, Common Stock(4)	—	6.9	—	—	(6.9)	—	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—

Total	$533.8	$706.2	$(667.2)	$191.9	$94.3	$859.0	$20.8	$18.5	$1.9	$0.4

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

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Advanced Lighting Technologies Inc	$12.0	$4.1	$(15.9)	$(4.6)	$4.4	$—	$—	$—	$—	$—
Amtek Global Technology Pte Ltd	59.7	2.4	—	—	(27.3)	34.8	1.1	1.4	—	—
ATX Networks Corp	—	46.8	—	—	—	46.8	1.3	—	—	—
HM Dunn Co Inc(4)	—	49.2	(7.1)	(8.5)	—	33.6	0.5	—	—	—
HM Dunn Co Inc(4)	—	14.0	(19.0)	7.0	—	2.0	0.4	0.8	—	—
One Call Care Management Inc	—	9.7	(5.1)	0.1	0.3	5.0	0.3	—	0.1	—
Production Resource Group LLC	—	124.9	—	—	8.4	133.3	5.4	3.8	—	—
Production Resource Group LLC	—	0.1	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	—	60.6	(0.4)	—	4.2	64.4	2.8	0.8	0.4	—
Production Resource Group LLC	—	20.2	(0.1)	—	0.1	20.2	0.4	—	0.1	—
Sound United LLC	14.9	—	(15.0)	—	0.1	—	0.4	—	—	—
Warren Resources Inc(4)	—	19.3	(2.0)	0.1	1.3	18.7	1.3	0.1	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	0.1	(1.8)	—	(10.4)	12.1	—	(1.9)	—	—	—
Sound United LLC	20.9	1.7	(22.6)	—	—	—	—	1.0	—	—
Other Senior Secured Debt
Advanced Lighting Technologies Inc	—	—	(0.7)	(22.9)	23.6	—	—	—	—	—
JW Aluminum Co(4)	—	75.5	—	—	5.5	81.0	6.2	—	—	—
One Call Care Management Inc(4)	—	43.5	(21.9)	—	1.9	23.5	0.4	1.6	—	—
Subordinated Debt
ATX Networks Corp	—	4.8	—	—	2.3	7.1	—	—	—	—
Hilding Anders	32.4	—	—	—	14.2	46.6	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	30.3	—	—	—	(30.3)	—	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	29.4	25.7	—	—	2.1	57.2	3.6	1.3	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
801 5th Ave, Seattle, Private Equity	$10.3	$9.6	$—	$—	$3.2	$23.1	$—	$—	$—	$—
Avida Holding AB, Common Stock	38.3	9.1	—	—	4.9	52.3	—	—	—	—
Kilter Finance, Preferred Stock	0.2	34.4	—	—	1.5	36.1	1.3	1.2	—	—
Kilter Finance, Private Equity	0.2	0.3	—	—	—	0.5	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	—	1.4	—	—	—	1.4	—	—	—	0.1
My Community Homes SFR PropCo 2, Private Equity	—	33.0	—	—	—	33.0	—	—	—	—
Prime St LLC, Private Equity	3.9	4.6	—	—	0.6	9.1	—	—	—	—
Prime St LLC, Structured Mezzanine	22.8	27.6	—	—	2.0	52.4	0.9	2.2	—	—
Toorak Capital Funding LLC, Membership Interest	6.6	1.3	(4.9)	—	(1.3)	1.7	—	—	—	—
Toorak Capital LLC, Membership Interest	235.9	2.3	(50.2)	10.2	1.1	199.3	—	—	—	18.7
Toorak Capital Partners LLC, Structured Mezzanine	—	73.0	(51.0)	—	—	22.0	0.2	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	712.5	586.4	—	—	97.3	1,396.2	—	—	—	126.9
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	(16.5)	16.5	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	(0.1)	0.1	—	—	—	—	—
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	—	(1.4)	0.4	1.0	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.

Consolidated Schedule of Investments (continued)

As of December 31, 2021

(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Hilding Anders, Class C Common Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A(4)	—	7.1	—	—	—	7.1	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B(4)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock(4)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(4)	—	177.9	—	—	(55.3)	122.6	0.4	20.9	—	—
One Call Care Management Inc, Common Stock(4)	—	4.5	(2.2)	(0.2)	0.3	2.4	—	—	—	—
One Call Care Management Inc, Preferred Stock A(4)	—	48.6	(23.7)	(2.1)	3.3	26.1	—	—	—	—
One Call Care Management Inc, Preferred Stock B(4)	—	15.7	(8.8)	1.1	1.2	9.2	—	0.8	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	—	18.1	—	—	(0.7)	17.4	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Class A Units	—	—	—	(1.1)	1.1	—	—	—	—	—
Sound United LLC, Common Stock	29.3	—	—	—	48.2	77.5	—	—	—	20.0
Sound United LLC, Series I Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Sound United LLC, Series II Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Warren Resources Inc, Common Stock	—	12.8	—	—	7.6	20.4	—	—	—	—

Total	$1,259.7	$1,568.4	$(252.0)	$(48.5)	$156.5	$2,684.1	$25.0	$35.9	$0.6	$165.7

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements

(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2022. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies  (continued)

financial statements as of and for the year ended December 31, 2021. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.

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

Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2021 and the audited consolidated financial statements as of and for the year ended December 31, 2021 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2022.

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

Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2022 and 2021, the Company recognized $14 and $2, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
	Shares	Amount	Shares	Amount
Share Repurchase Program	(404,928)	$(9)	—	$—

Net Proceeds from Share Transactions	(404,928)	$(9)	—	$—

During the three months ended March 31, 2022, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 595,933 shares of common stock in the open market at an average price per share of $21.68 (totaling $13) pursuant to the DRP, and distributed such shares to participants in the DRP. During the three months ended March 31, 2021, the administrator for the DRP purchased 275,642 shares of common stock in the open market at an average price per share of $17.21 (totaling $5) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from April 1, 2022 to April 30, 2022, the administrator for the DRP purchased 551,483 shares of common stock in the open market at an average price per share of $22.97 (totaling $13) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.

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

During the three months ended March 31, 2022, the Company repurchased 404,928 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $21.98 (totaling $9).

During the period from April 1, 2022 to April 30, 2022, the Company repurchased 121,143 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $22.19 (totaling $3).

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

The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2022 and 2021:

			Three Months Ended March 31,
Related Party	Source Agreement	Description	2022	2021
The Advisor	Investment advisory agreement and prior investment advisory agreement	Base Management Fee(1)	$62	$25
The Advisor	Investment advisory agreement and prior investment advisory agreement	Subordinated Incentive Fee on Income(2)	$25	$—
The Advisor	Administration agreement	Administrative Services Expenses(3)	$4	$2

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 4. Related Party Transactions  (continued)

(1)

During the three months ended March 31, 2022 and 2021, $60 and $25, respectively, in base management fees were paid to the Advisor. As of March 31, 2022, $62 in base management fees were payable to the Advisor.

(2)

The Advisor agreed, effective July 1, 2021, to waive up to $15 per quarter of the subordinated incentive fee on income to which it is entitled to under the investment advisory agreement. During the three months ended March 31, 2022, the amount shown is net of waivers of $15. During the three months ended March 31, 2022 and 2021, $19 and $0, respectively, of subordinated incentive fees on income were paid to the Advisor. As of March 31, 2022, subordinated incentive fees on income of $25 were payable to the Advisor.

(3)

During the three months ended March 31, 2022 and 2021, $4 and $1, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.2 for the three months ended March 31, 2022. The Company paid $2 and $1, respectively, in administrative services expenses to the Advisor during the three months ended March 31, 2022 and 2021.

Potential Conflicts of Interest

The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. The officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2021.

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

Note 5. Distributions

The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.60	$74

Total	$0.60	$74

Fiscal 2022
March 31, 2022	$0.63	$179

Total	$0.63	$179

On May 5, 2022, the Company’s board of directors declared a regular quarterly cash distribution of $0.68 per share, which will be paid on or about July 5, 2022 to stockholders of record as of the close of business on June 15, 2022. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 5. Distributions  (continued)

The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022		2021
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	179	100%	74	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—

Total	$179	100%	$74	100%

(1)

During the three months ended March 31, 2022 and 2021, 83.8% and 86.7%, respectively, of the Company’s gross investment income was attributable to cash income earned, 5.3% and 2.0%, respectively, was attributable to non-cash accretion of discount and 10.9% and 11.3%, respectively, was attributable to PIK interest.

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

Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2022, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,021. $85 of such losses were carried over from CCT due to the Company’s acquisition of CCT, or the 2018 Merger, $1,212 were carried over from FSKR due to the 2021 Merger, and $177 of such losses were carried over from losses generated by the Company prior to the 2018 Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.

As of March 31, 2022 and December 31, 2021, the Company’s gross unrealized appreciation on a tax basis was $1,778 and $1,665, respectively. As of March 31, 2022 and December 31, 2021, the Company’s gross unrealized depreciation on a tax basis was $1,932 and $1,995, respectively.

The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $17,449 and $17,167 as of March 31, 2022 and December 31, 2021, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(895) and $(1,066) as of March 31, 2022 and December 31, 2021, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 5. Distributions  (continued)

As of March 31, 2022, the Company had a deferred tax liability of $18 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $74 resulting from net operating losses, capital losses, and interest expense limitation carryforwards of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of March 31, 2022, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $56. For the three months ended March 31, 2022, the Company did not record a provision for taxes related to wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,862	$9,923	59.9%	$9,695	$9,765	60.7%
Senior Secured Loans—Second Lien	1,464	1,416	8.6%	1,564	1,557	9.7%
Other Senior Secured Debt	149	117	0.7%	149	120	0.7%
Subordinated Debt	194	75	0.5%	188	111	0.7%
Asset Based Finance	2,091	2,178	13.2%	2,132	2,245	13.9%
Credit Opportunities Partners JV, LLC	1,484	1,480	8.9%	1,397	1,396	8.7%
Equity/Other	1,239	1,365	8.2%	932	907	5.6%

Total	$16,483	$16,554	100.0%	$16,057	$16,101	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.

As of March 31, 2022, the Company held investments in eighteen portfolio companies of which it is deemed to “control.” As of March 31, 2022, the Company held investments in fifteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of March 31, 2022 in this quarterly report on Form 10-Q.

As of December 31, 2021, the Company held investments in seventeen portfolio companies of which it is deemed to “control.” As of December 31, 2021, the Company held investments in sixteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2021 in this quarterly report on Form 10-Q.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2022, the Company had unfunded debt investments with aggregate unfunded commitments of $1,584.1, unfunded equity/other commitments of $497.8 and unfunded commitments of $262.7 to Credit Opportunities Partners JV, LLC. As of December 31, 2021, the Company had unfunded debt investments with aggregate unfunded commitments of $1,724.1, unfunded equity commitments of $576.9 and unfunded commitments of $350.2 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2022 and the Company’s audited consolidated schedule of investments as of December 31, 2021.

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$94	0.5%	$89	0.5%
Banks	—	—	15	0.1%
Capital Goods	2,240	13.5%	2,281	14.2%
Commercial & Professional Services	1,684	10.2%	1,615	10.0%
Consumer Durables & Apparel	523	3.2%	551	3.4%
Consumer Services	275	1.7%	393	2.4%
Credit Opportunities Partners JV, LLC	1,480	8.9%	1,396	8.7%
Diversified Financials	589	3.6%	672	4.2%
Energy	314	1.9%	241	1.5%
Food & Staples Retailing	272	1.6%	296	1.8%
Food, Beverage & Tobacco	194	1.2%	256	1.6%
Health Care Equipment & Services	2,106	12.7%	1,613	10.0%
Household & Personal Products	314	1.9%	227	1.4%
Insurance	807	4.9%	898	5.6%
Materials	212	1.3%	211	1.3%
Media & Entertainment	501	3.0%	720	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	230	1.4%	235	1.5%
Real Estate	989	6.0%	876	5.4%
Retailing	367	2.2%	288	1.8%
Software & Services	2,795	16.9%	2,698	16.8%
Technology Hardware & Equipment	41	0.2%	42	0.3%
Telecommunication Services	127	0.8%	128	0.8%
Transportation	400	2.4%	360	2.2%

Total	$16,554	100.0%	$16,101	100.0%

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Credit Opportunities Partners JV, LLC

Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,000 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of March 31, 2022, the Company and SCRS have funded approximately $1,699.8 to COPJV, of which $1,487.3 was from the Company.

Big Cedar Creek LLC, or Big Cedar Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Big Cedar Creek Funding Credit Facility, which provides for up to $300 of borrowings as of March 31, 2022. The Big Cedar Creek Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65% thereafter. Big Cedar Creek Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Big Cedar Creek Funding Credit Facility matures on March 11, 2025. As of March 31, 2022, total outstanding borrowings under the Big Cedar Creek Funding Credit Facility were $267.3. Borrowings under the Big Cedar Creek Funding Credit Facility are secured by substantially all of the assets of Big Cedar Creek.

Boxwood Drive Funding LLC, or Boxwood Drive Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Boxwood Drive Funding Credit Facility, which provides for up to $300 of borrowings as of March 31, 2022. The Boxwood Drive Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 2.05% to 3.15% during the reinvestment period and 2.50% to 3.25% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Boxwood Drive Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Boxwood Drive Funding Credit Facility matures on April 15, 2025. As of March 31, 2022, total outstanding borrowings under the Boxwood Drive Funding Credit Facility were $277.4. Borrowings under the Boxwood Drive Funding Credit Facility are secured by substantially all of the assets of Boxwood Drive Funding.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Citibank, N.A., or as amended, the Chestnut Street Funding Credit Facility, which provides for up to $400 of borrowings as of March 31, 2022. The Chestnut Street Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus 2.25%. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus 2.25%. Chestnut Street Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Chestnut Street Funding Credit Facility matures on September 18, 2024. As of March 31, 2022, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $243.8. Borrowings under the Chestnut Street Funding Credit Facility are secured by substantially all of the assets of Chestnut Street Funding.

Green Creek LLC, or Green Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Green Creek Funding Credit Facility, which provides for up to $400 of borrowings as of March 31, 2022. The Green Creek Credit Facility provides for loans in U.S. dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus 2.25%. Foreign currency loans bear interest at the rate of the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Green Creek Funding also pays a commitment fee of up to 2.25% on undrawn commitments. The Green Creek Funding Credit Facility matures on January 30, 2027. As of March 31, 2022, total outstanding borrowings under the Green Creek Funding Credit Facility were $360.2. Borrowings under the Green Creek Funding Credit Facility are secured by substantially all of the assets of Green Creek Funding.

On September 2, 2021, Jersey City Funding LLC, or Jersey City Funding, a wholly-owned subsidiary of COPJV, prepaid all outstanding borrowings under, and terminated, its revolving credit facility with Goldman Sachs Bank.

On March 31, 2021, COPJV sold in a private placement $300 of aggregate principal amount of unsecured notes, or the April 2021 COPJV Notes, to qualified institutional buyers in reliance on Section 4(a)(2) of the Securities Act. Interest of the April 2021 COPJV Notes is payable quarterly on the 1st of each of January, April, July and October, at a fixed annual rate of 4.25%, commencing July 1, 2021. This interest rate is subject to increase up to 4.75% in the event that the April 2021 COPJV Notes cease to be rated investment grade, and the April 2021 COPJV Notes will be subject to an additional 2.0% of default interest during the continuance of an event of default. The April 2021 COPJV Notes mature on April 1, 2026, unless redeemed, purchased or prepaid prior to such date by COPJV in accordance with their terms.

On August 17, 2021, COPJV sold in a private placement $225 of aggregate principal amount of Series B senior unsecured notes, or the August 2021 COPJV Notes and together with the April 2021 COPJV Notes, the 2021 COPJV Notes, to qualified institutional buyers in reliance on Section 4(a)(2) of the Securities Act. Interest of the 2021 COPJV Notes is payable semi-annually on the 17th of each of February and August, at a fixed annual rate of 3.62%, commencing February 17, 2022. This interest rate is subject to increase up to 4.12% in the event that the 2021 COPJV Notes cease to be rated investment grade, and the August 2021 COPJV Notes will be subject to an additional 2.0% of default interest during the continuance of an event of default. The August 2021COPJV Notes mature on August 17, 2026, unless redeemed, purchased or prepaid prior to such date by COPJV in accordance with their terms.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

The 2021 COPJV Notes are general unsecured obligations that rank pari passu with all outstanding and future unsecured and unsubordinated indebtedness that COPJV may issue. COPJV used the net proceeds from the 2021 COPJV Notes for general corporate purposes, including to make investments, repay existing debt and make permitted distributions.

COPJV was in compliance with all covenants required by its financing arrangements as of March 31, 2022 and December 31, 2021.

During the three months ended March 31, 2022, the Company sold investments with a cost of $546.7 for proceeds of $554.0 to COPJV and recognized a net realized gain (loss) of $7.3 in connection with the transactions. As of March 31, 2022, $533.6 of these sales to COPJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.

As of March 31, 2022 and December 31, 2021, COPJV had total investments with a fair value of $3,772.5 and $3,260.0, respectively. As of March 31, 2022 and December 31, 2021, COPJV had zero investments on non-accrual status.

Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022 (Unaudited)	December 31, 2021
Total debt investments(1)	$3,332.1	$2,954.2
Weighted average annual yield on accruing debt investments(2)	8.1%	8.1%
Number of portfolio companies in COPJV	110	95
Largest investment in a single portfolio company(1)	$131.6	$131.5
Unfunded commitments(1)	$0.7	$1.9

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Credit Opportunities Partners JV, LLC Portfolio

As of March 31, 2022 (in millions)

(Unaudited)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—146.7%
48Forty Solutions LLC	(e)(o)	Commercial & Professional Services	SF+575	1.0%	11/30/2026		$19.5	$19.3	$19.3
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/2023		20.9	20.3	19.9
Advania Sverige AB	(e)(o)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/2028	SEK	588.0	66.5	61.6
Advania Sverige AB	(e)(o)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/2028	ISK	1,644.9	12.8	12.7
Affordable Care Inc	(e)(h)(i)(o)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/2028		$76.7	76.3	76.2
Alacrity Solutions Group LLC	(e)(o)	Insurance	L+525	0.8%	12/22/2028		20.8	20.4	20.4
Alera Group Intermediate Holdings Inc	(e)(k)(o)	Insurance	L+550	0.8%	10/2/2028		32.5	32.1	32.0
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/2023		6.2	5.4	5.0
American Vision Partners	(e)(o)	Health Care Equipment & Services	L+575	0.8%	9/30/2027		19.7	19.5	19.5
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+350	0.0%	7/30/2025		€4.8	4.7	5.2
Apex Group Limited	(h)	Diversified Financials	L+375	0.5%	7/27/2028		$4.2	4.2	4.2
Apex Group Limited	(h)	Diversified Financials	E+400	0.0%	7/27/2028		€1.6	1.9	1.8
Arcfield Acquisition Corp	(e)(o)	Capital Goods	L+575	0.8%	3/10/2028		$8.1	8.0	8.0
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/2028		22.4	22.2	22.0
Ardonagh Group Ltd	(e)(i)	Insurance	SA+700	0.8%	7/14/2026		£3.8	4.7	5.0
Ardonagh Group Ltd	(e)(i)	Insurance	E+700	1.0%	7/14/2026		€0.5	0.5	0.5
Ardonagh Group Ltd	(e)(j)(k)(o)	Insurance	L+575	0.8%	7/14/2026		$54.8	54.2	53.8

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024	A$	109.4	$73.8	$81.9
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024		8.0	5.7	6.0
Barbri Inc	(e)(h)(i)	Consumer Services	L+575	0.8%	4/28/2028		$47.6	47.6	47.4
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+550	1.0%	1/5/2024	C$	1.3	1.0	1.0
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+600	1.0%	7/5/2024		$2.2	2.2	2.1
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+550	1.0%	7/5/2024	C$	14.4	10.5	10.9
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/2024		—	—	—
Belk Inc		Retailing	L+750	1.0%	7/31/2025		$0.6	0.6	0.6
Belk Inc		Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/2025		2.9	1.6	1.9
BGB Group LLC	(e)(h)(i)(o)	Media & Entertainment	L+575	1.0%	8/16/2027		54.8	54.3	54.0
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/2024		16.8	16.8	11.1
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/2024		€11.8	13.2	8.6
Bugaboo International BV	(e)(h)(i)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/2025		35.0	40.9	38.8
Caprock Midstream LLC	(i)	Energy	L+475	0.0%	11/3/2025		$13.2	13.0	13.2
CSafe Global	(e)(h)(i)(k)	Capital Goods	L+625	0.8%	12/23/2027		59.8	59.7	60.0
CSafe Global	(e)(h)	Capital Goods	L+625	0.8%	8/13/2028		17.4	17.4	17.4
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/2028		9.1	9.2	9.1
Eagleclaw Midstream Ventures LLC	(k)	Energy	L+425	1.0%	6/24/2024		11.1	10.6	11.1
EIF Van Hook Holdings LLC	(i)(k)	Energy	L+525	0.0%	9/5/2024		8.0	7.7	7.8
Encora Digital Inc	(e)(o)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.5%	12/13/2028		16.3	15.9	15.9
Entertainment Benefits Group LLC	(e)(k)	Media & Entertainment	L+575	1.0%	9/30/2025		2.6	2.6	2.6

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Follett Software Co	(e)(h)(i)	Software & Services	L+575	0.8%	8/31/2028	37.8	$37.4	$37.5
Frontline Technologies Group LLC	(e)(i)(o)	Software & Services	L+525	1.0%	9/18/2023	36.2	36.2	36.2
Galaxy Universal LLC	(e)(h)	Consumer Durables & Apparel	L+500	1.0%	11/12/2026	10.2	10.2	10.2
Galway Partners Holdings LLC	(e)(k)(o)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/2028	37.2	36.4	36.3
General Datatech LP	(e)(j)	Software & Services	L+625	1.0%	6/18/2027	10.1	10.0	9.8
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/2026	30.2	30.0	29.1
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/2025	$15.5	15.4	14.2
Hermes UK Ltd	(e)(k)	Transportation	SA+650	0.0%	11/30/2027	£14.7	19.5	18.6
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+550	0.8%	11/25/2026	$37.9	38.3	38.6
Industria Chimica Emiliana Srl	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/2026	€113.9	125.2	125.2
Insight Global LLC	(e)(h)(i)(o)	Commercial & Professional Services	L+600	0.8%	9/22/2028	$64.2	63.3	63.0
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	L+500	0.8%	5/26/2027	23.7	23.5	23.3
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/7/2026	29.4	28.1	29.2
Kettle Cuisine LLC	(j)	Food, Beverage & Tobacco	L+375	1.0%	8/25/2025	16.4	16.4	15.6
Lakefield Veterinary Group	(e)(o)	Health Care Equipment & Services	L+550	0.8%	11/23/2028	27.3	26.9	26.7
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	L+625	1.0%	6/10/2027	15.7	15.6	15.5
Lexitas Inc	(e)(h)	Commercial & Professional Services	L+600	1.0%	11/14/2025	18.6	18.6	18.8
Lionbridge Technologies Inc	(e)(i)(j)	Consumer Services	L+700	1.0%	12/29/2025	27.9	27.3	28.3
Lipari Foods LLC	(e)(k)	Food & Staples Retailing	L+575	1.0%	1/6/2025	65.3	65.3	65.3
Lloyd’s Register Quality Assurance Ltd	(e)(i)(o)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/2028	€44.3	48.7	47.5

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Med-Metrix	(e)(o)	Software & Services	L+600	1.0%	9/15/2027		$12.0	$11.9	$12.0
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+600	1.5%	7/3/2024		35.5	33.1	35.6
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	L+650	1.0%	12/22/2025		25.0	24.7	25.0
New Era Technology Inc	(e)(j)	Software & Services	L+625	1.0%	10/31/2026		10.0	10.0	10.0
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	SF+575	0.5%	1/13/2028		24.4	23.9	23.9
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	B+575	0.5%	1/13/2028	A$	33.7	24.8	24.7
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/2027		$5.0	5.0	4.7
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/2026		2.1	1.9	2.1
Parata Systems	(e)(h)(i)	Health Care Equipment & Services	L+575	1.0%	6/30/2027		57.7	57.6	57.7
Parts Town LLC	(e)(o)	Retailing	L+550	0.8%	11/1/2028		19.8	19.4	19.6
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/2024		9.0	8.7	8.6
Premium Credit Ltd	(e)(h)(i)(k)	Diversified Financials	SA+650	0.0%	1/16/2026		£49.4	64.0	64.9
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/2028		$1.6	1.6	1.6
Project Marron	(e)(h)(j)	Consumer Services	B+625	0.5%	7/2/2025	A$	66.8	46.2	47.2
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.5%	7/2/2025	C$	52.5	39.9	39.6
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/2025		$9.9	9.8	9.4
Qdoba Restaurant Corp	(h)(k)	Consumer Services	L+700	1.0%	3/21/2025		3.5	3.3	3.4
Reliant Rehab Hospital Cincinnati LLC	(e)(j)(o)	Health Care Equipment & Services	L+625	0.0%	2/28/2026		34.1	33.1	33.0
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/2026		19.7	19.7	19.9
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/2027		1.2	1.2	1.2

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/2027		30.6	$30.0	$29.0
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+625	1.0%	8/13/2027		0.7	0.7	0.7
RSC Insurance Brokerage Inc	(e)(k)	Insurance	L+550	0.8%	10/30/2026		19.0	18.9	19.1
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/2027		75.5	76.0	75.6
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+575	1.0%	9/1/2027		27.3	27.0	27.1
SavATree LLC	(e)(j)(k)	Consumer Services	L+550	0.8%	10/12/2028		39.9	39.6	39.6
Sequa Corp	(h)(j)(k)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/2023		$45.4	44.0	45.6
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/2025		7.0	6.7	6.5
SitusAMC Holdings Corp	(e)(o)	Real Estate	L+575	0.8%	12/22/2027		18.8	18.5	18.5
Staples Canada	(e)(h)(i)(j)(k)	Retailing	C+700	1.0%	9/12/2024	C$	83.8	64.5	69.1
Summit Interconnect Inc	(e)(o)	Capital Goods	L+600	1.0%	9/22/2028		$19.7	19.4	19.3
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/2027		€29.5	32.6	31.8
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/2025		$11.7	10.3	11.4
Transaction Services Group Ltd	(e)(j)(k)(n)(o)	Software & Services	B+650	0.0%	10/15/2026	A$	162.0	111.0	117.9
West Corp	(i)	Software & Services	L+400	1.0%	10/10/2024		$12.1	11.9	11.1
West Corp	(i)	Software & Services	L+350	1.0%	10/10/2024		2.5	2.5	2.3
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/2028		53.4	52.9	53.9
Yak Access LLC	(n)	Capital Goods	L+500	0.0%	7/11/2025		0.8	0.6	0.7

Total Senior Secured Loans—First Lien								2,476.5	2,480.7
Unfunded Loan Commitments								(0.7)	(0.7)

Net Senior Secured Loans—First Lien								2,475.8	2,480.0

Senior Secured Loans—Second Lien—29.4%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/2026		2.5	2.2	2.5
Ammeraal Beltech Holding BV	(e)(k)(o)	Capital Goods	L+775	0.0%	9/12/2026		81.5	79.9	79.6
Apex Group Limited	(e)(h)(i)(o)	Diversified Financials	L+675	0.5%	7/27/2029		40.0	39.6	39.7
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/2026		0.4	0.4	0.4

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Excelitas Technologies Corp	(h)(i)(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/2025	22.6	$19.9	$22.5
Misys Ltd	(h)(i)(k)(o)	Software & Services	L+725	1.0%	6/13/2025	46.6	44.3	46.0
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/2026	6.8	6.7	6.6
OEConnection LLC	(e)(h)(i)(j)	Software & Services	L+700	0.5%	9/25/2027	50.0	50.0	48.8
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/2026	2.5	2.5	2.5
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/2029	39.9	39.7	39.4
Pure Fishing Inc	(e)(k)	Consumer Durables & Apparel	L+838	1.0%	12/21/2026	26.5	23.9	25.1
Sequa Corp	(i)(k)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/2024	39.1	34.3	38.9
SIRVA Worldwide Inc	(j)	Commercial & Professional Services	L+950	0.0%	8/3/2026	3.8	3.1	3.2
Valeo Foods Group Ltd	(e)(h)	Food, Beverage & Tobacco	SA+800	0.0%	10/1/2029	£9.3	11.8	11.8
Watchfire Enterprises Inc	(e)(j)	Technology Hardware & Equipment	L+800	1.0%	10/2/2024	$9.3	9.3	9.3
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/2027	€120.5	131.6	121.1

Total Senior Secured Loans—Second Lien							499.2	497.4

Other Senior Secured Debt—1.3%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/2028	$23.5	22.9	21.2

Total Other Senior Secured Debt							22.9	21.2

Asset Based Finance—35.9%
Abacus JV, Private Equity	(e)	Insurance				31,916,927	32.7	36.1
Altavair AirFinance, Private Equity	(e)	Capital Goods				36,500,000	43.0	44.8
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials				$1.0	—	4.6

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials				3,545,098	$3.5	$4.3
Global Lending Services LLC, Private Equity	(e)(p)	Diversified Financials				20,650,000	27.1	27.1
Home Partners JV, Common Stock	(e)	Real Estate				14,241,634	21.4	40.4
Home Partners JV, Structured Mezzanine	(e)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/2029	$38.4	38.4	38.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(p)	Capital Goods				19,642,734	24.4	16.6
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/2024	€6.9	8.1	7.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/2024	$10.7	10.7	10.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/2024	€4.8	5.6	5.3
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/2024	£1.3	1.8	1.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/2024	£1.9	2.6	2.5
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/2024	$7.4	7.4	7.4
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/2025	$25.3	25.4	25.5
Luxembourg Life Fund—Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/2026	$57.4	56.9	58.8
Luxembourg Life Fund—Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	L+925	0.0%	4/1/2023	$94.6	94.2	95.5
Music IP, Private Equity	(e)	Media & Entertainment				19,625,000	22.9	22.9
My Community Homes SFR PropCo 2, Private Equity	(e)(p)	Real Estate				35,000,000	35.0	35.0
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	25.2%		1/25/2027	$30.0	9.3	15.0
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/2026	$26.3	25.9	26.3
Pretium Partners LLC P2, Private Equity	(e)(p)	Real Estate				16,772,368	16.2	15.1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(e)	Real Estate				40,000,000	$50.2	$50.0
Sealane Trade Finance	(e)(m)	Banks	L+375	0.0%	5/8/2023	$5.0	5.0	5.0
Sealane Trade Finance	(e)(m)	Banks	L+963	0.0%	5/8/2023	$11.2	11.2	11.2

Total Asset Based Finance							578.9	607.9

Equity/Other—9.8%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(p)	Energy				13,556	3.6	4.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(p)	Energy				115,178,571	30.5	40.4
Belk Inc, Common Stock	(e)(p)	Retailing				381	—	—
Misys Ltd, Preferred Stock	(e)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			23,400,000	22.9	22.9
One Call Care Management Inc, Common Stock	(e)(p)	Health Care Equipment & Services				34,873	2.2	2.3
One Call Care Management Inc, Preferred Stock A	(e)(p)	Health Care Equipment & Services				371,993	23.7	25.0
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/2029	7,672,346	8.8	7.7
Pure Gym Ltd, Private Equity	(e)(p)	Consumer Services				30,218,000	39.4	40.4
Zeta Interactive Holdings Corp, Common Stock	(k)(p)	Software & Services				1,766,696	15.1	22.5

Total Equity/Other							146.2	166.0

TOTAL INVESTMENTS—223.1%							$3,723.0	$3,772.5

Derivative Instruments—(0.3)%

Foreign currency forward contracts								$(4.4)

(a)	Security may be an obligation of one or more entities affiliated with the named company.
(b)

Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.96%, the Euro Interbank Offered Rate, or EURIBOR, was (0.46)%, Canadian Dollar Offer Rate, or CDOR was 1.26%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 0.28%, the Reykjavik Interbank Offered Rate, or REIBOR, was 3.61%, the Stockholm Interbank

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Offered Rate, or STIBOR or “SR”, was 0.06%, the Sterling Overnight Index Average, or SONIA, was 0.69%, the Secured Overnight Financing Rate, or SOFR, was 0.29% and the U.S. Prime Lending Rate, or Prime, was 3.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
(c)	Denominated in U.S. dollars unless otherwise noted.
(d)	Fair value determined by the Company’s board of directors.
(e)	Investments classified as Level 3.
(f)	Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(g)	Not used.
(h)	Security or portion thereof held within Big Cedar Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.
(i)	Security or portion thereof held within Boxwood Drive Funding and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.
(j)	Security or portion thereof held within Chestnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank.
(k)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.
(l)	Security or portion thereof held within IC II American Energy Investment, Inc., a wholly-owned subsidiary of the company.
(m)	Security or portion thereof held within JCF Cayman Ltd and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.
(n)	Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.
(o)	Security or portion thereof held within Magnolia Funding LLC.
(p)	Security is non-income producing.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Credit Opportunities Partners JV, LLC Portfolio

As of December 31, 2021 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—135.2%
ABB CONCISE Optical Group LLC	(j)(k)	Retailing	L+500	1.0%	6/15/23		$16.2	$14.5	$15.7
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/23		21.0	20.3	20.3
Advania Sverige AB	(e)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	588.0	66.4	64.3
Advania Sverige AB	(e)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,644.9	12.8	12.5
Affordable Care Inc	(e)(h)(i)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$55.9	55.6	55.6
Alera Group Intermediate Holdings Inc	(e)(k)	Insurance	L+550	0.8%	10/2/28		20.2	20.0	20.0
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/23		6.1	5.3	5.0
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+350	0.0%	7/30/25		€4.8	4.7	5.4
Apex Group Limited	(h)	Diversified Financials	L+375	0.5%	7/27/28		$4.2	4.2	4.2
Apex Group Limited	(h)	Diversified Financials	E+400	0.0%	7/27/28		€1.6	1.9	1.8
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/28		$22.4	22.2	22.3
Ardonagh Group Ltd	(e)(i)	Insurance	L+675	0.8%	7/14/26		£3.8	4.7	5.2
Ardonagh Group Ltd	(e)(i)	Insurance	E+675	1.0%	7/14/26		€0.5	0.5	0.6
Ardonagh Group Ltd	(e)(j)(k)	Insurance	L+550	0.8%	7/14/26		$40.7	40.3	40.3
Arrotex Australia Group Pty Ltd	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	109.4	73.6	79.7
Arrotex Australia Group Pty Ltd	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		8.0	5.7	5.8
Barbri Inc	(e)(h)(i)	Consumer Services	L+575	0.8%	4/28/28		$47.7	47.7	47.7
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+600	1.0%	7/5/24		2.2	2.2	2.1
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+550	1.0%	7/5/24	C$	14.4	10.5	11.0
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24		1.3	1.0	1.0

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Belk Inc		Retailing	L+750	1.0%	7/31/25	$0.6	$0.6	$0.6
Belk Inc		Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	2.9	1.5	2.1
BGB Group LLC	(e)(h)(i)	Media & Entertainment	L+575	1.0%	8/16/27	48.5	48.2	48.3
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24	16.4	16.4	10.3
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/24	€11.5	12.9	8.3
Bugaboo International BV	(e)(h)(i)(n)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25	35.0	40.8	39.8
Caprock Midstream LLC	(i)	Energy	L+475	0.0%	11/3/25	$13.3	13.0	13.2
CSafe Global	(e)(h)(i)(k)	Capital Goods	L+625	0.8%	12/23/27	60.0	59.9	60.0
CSafe Global	(e)(h)	Capital Goods	L+625	0.8%	8/13/28	17.5	17.5	17.5
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/28	9.2	9.2	9.2
Eagleclaw Midstream Ventures LLC	(k)	Energy	L+425	1.0%	6/24/24	11.1	10.6	11.1
EIF Van Hook Holdings LLC	(i)(k)	Energy	L+525	0.0%	9/5/24	8.1	7.8	7.8
Entertainment Benefits Group LLC	(e)(k)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	2.6	2.6	2.5
Follett Software Co	(e)(h)(i)	Software & Services	L+575	0.8%	8/31/28	37.9	37.5	37.7
Frontline Technologies Group LLC	(e)(i)	Software & Services	L+525	1.0%	9/18/23	19.7	19.8	19.7
Galway Partners Holdings LLC	(e)(k)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	20.3	20.0	20.0
General Datatech LP	(e)(j)	Software & Services	L+625	1.0%	6/18/27	10.2	10.0	10.0
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/26	30.2	30.0	29.9
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/25	15.6	15.5	14.3
Hermes UK Ltd	(e)	Transportation	SA+650	0.0%	11/30/27	£14.7	19.5	19.3
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+550	0.8%	11/25/26	$38.0	38.4	38.8
Industria Chimica Emiliana Srl	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€113.9	125.0	133.3
Insight Global LLC	(e)(h)(i)	Commercial & Professional Services	L+600	0.8%	9/22/28	$37.9	37.5	37.4

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	L+500	0.8%	5/26/27		23.7	$23.6	$23.5
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+575	1.0%	11/7/26		29.5	28.1	29.6
Kettle Cuisine LLC	(j)	Food, Beverage & Tobacco	L+375	1.0%	8/25/25		16.4	16.4	15.6
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		15.7	15.6	15.6
Lexitas Inc	(e)(h)	Commercial & Professional Services	L+600	1.0%	11/14/25		8.0	7.9	8.1
Lexitas Inc	(e)(h)	Commercial & Professional Services	L+600	1.0%	11/14/25		10.7	10.7	10.8
Lionbridge Technologies Inc	(e)(i)(j)	Consumer Services	L+700	1.0%	12/29/25		28.3	27.7	28.9
Lipari Foods LLC	(e)(k)	Food & Staples Retailing	L+575	1.0%	1/6/25		65.3	65.2	65.4
Lloyd’s Register Quality Assurance Ltd	(e)(i)(k)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28		€44.3	48.6	48.9
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+500	1.5%	7/3/24		$35.5	32.9	35.6
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	L+650	1.0%	12/22/25		25.0	24.7	24.7
New Era Technology Inc	(e)(j)	Software & Services	L+625	1.0%	10/31/26		10.0	10.0	10.0
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/27		5.0	5.0	5.0
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26		2.1	1.9	2.1
Parata Systems	(e)(h)(i)	Health Care Equipment & Services	L+575	1.0%	6/30/27		57.9	57.7	58.0
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24		9.0	8.7	8.7
Premium Credit Ltd	(e)(h)(i)	Diversified Financials	L+650	0.0%	1/16/26		£49.4	63.9	67.0
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/28		$1.6	1.6	1.6
Project Marron	(e)(h)(j)	Consumer Services	B+625	0.0%	7/2/25	A$	63.6	43.9	43.6

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)		Cost	Fair Value(d)
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.0%	7/2/25	C$	52.5	$39.9	$39.1
Project Marron	(e)(h)	Consumer Services	B+575	0.0%	7/2/25	A$	3.2	2.3	2.2
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		$9.9	9.8	9.6
Qdoba Restaurant Corp	(h)(k)	Consumer Services	L+700	1.0%	3/21/25		3.5	3.3	3.4
Reliant Rehab Hospital Cincinnati LLC	(e)(j)	Health Care Equipment & Services	L+625	0.0%	2/28/26		15.6	15.2	15.3
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26		19.8	19.8	19.9
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		1.0	1.0	1.0
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		30.7	30.0	30.1
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		0.9	0.9	0.9
RSC Insurance Brokerage Inc	(e)(k)	Insurance	L+550	0.8%	10/30/26		19.0	19.0	19.2
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/27		75.5	76.0	75.5
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+575	1.0%	9/1/27		27.4	27.1	27.2
SavATree LLC	(e)(j)(k)	Consumer Services	L+550	0.8%	10/12/28		40.0	39.7	39.7
Sequa Corp	(h)(j)(k)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		45.4	43.9	45.8
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/25		7.1	6.7	6.4
Staples Canada	(e)(h)(i)(j)(k)(n)	Retailing	C+700	1.0%	9/12/24	C$	87.0	67.1	70.8
Summit Interconnect Inc	(e)(j)	Capital Goods	L+600	1.0%	9/22/28		$10.1	10.0	10.0
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/27		€29.5	32.7	32.9
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/25		$11.8	10.4	11.7
Transaction Services Group Ltd	(e)(j)(k)(n)	Software & Services	B+650	0.0%	10/15/26	A$	162.0	110.9	115.2
West Corp	(i)	Software & Services	L+400	1.0%	10/10/24		$12.4	12.2	11.8
West Corp	(i)	Software & Services	L+350	1.0%	10/10/24		2.6	2.5	2.4
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/28		53.5	53.0	54.3

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Yak Access LLC	(n)	Capital Goods	L+500	0.0%	7/11/25	0.8	$0.6	$0.7

Total Senior Secured Loans—First Lien							2,136.4	2,159.4
Unfunded Loan Commitments							(1.9)	(1.9)

Net Senior Secured Loans—First Lien							2,134.5	2,157.5

Senior Secured Loans—Second Lien—31.5%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26	2.5	2.2	2.5
Ammeraal Beltech Holding BV	(e)(k)(n)	Capital Goods	L+775	0.0%	9/12/26	81.5	79.8	80.3
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+675	0.5%	7/27/29	32.0	31.7	32.0
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26	0.4	0.4	0.4
Excelitas Technologies Corp	(h)(i)(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	22.6	19.7	22.7
Misys Ltd	(h)(i)(k)	Software & Services	L+725	1.0%	6/13/25	41.2	38.8	41.2
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/26	6.8	6.7	6.7
OEConnection LLC	(e)(h)(i)(j)	Software & Services	L+825	0.0%	9/25/27	50.0	50.0	49.1
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26	2.5	2.5	2.5
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/29	39.9	39.7	39.5
Pure Fishing Inc	(e)(k)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	46.8	42.0	44.5
Sequa Corp	(i)(k)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	39.1	33.9	39.1
SIRVA Worldwide Inc	(j)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.1	3.3
Watchfire Enterprises Inc	(e)(j)	Technology Hardware & Equipment	L+825	1.0%	10/2/24	9.3	9.3	9.3

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€120.5	$131.5	$129.3

Total Senior Secured Loans—Second Lien							491.3	502.4

Other Senior Secured Debt—1.5%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	$23.5	22.9	23.5

Total Other Senior Secured Debt							22.9	23.5

Asset Based Finance—31.0%
Abacus JV, Private Equity	(e)	Insurance				31,916,927	32.7	34.2
Altavair AirFinance, Private Equity	(e)	Capital Goods				36,500,000	43.0	44.1
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials				1	—	4.5
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials				3,653,142	3.7	4.6
Home Partners JV, Common Stock	(e)(o)	Real Estate				15,249,687	22.9	37.6
Home Partners JV, Structured Mezzanine	(e)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$38.4	38.4	38.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(o)	Capital Goods				19,642,734	24.4	15.9
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	€6.9	8.1	7.9
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	$10.7	10.7	10.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	€4.8	5.6	5.4
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	£1.3	1.8	1.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	£1.9	2.6	2.5
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	$7.4	7.4	7.4

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/ Principal Amount(c)	Cost	Fair Value(d)
Luxembourg Life Fund—Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/25	$26.8	$26.9	$27.1
Luxembourg Life Fund—Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/26	$57.5	57.0	57.0
Luxembourg Life Fund—Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	L+925	0.0%	4/1/23	$94.6	94.1	94.5
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	18.3%		1/25/27	$30.0	9.3	15.3
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$18.9	18.6	19.1
Sealane Trade Finance	(e)(m)	Banks	L+375	0.0%	5/8/23	$5.0	5.0	5.0
Sealane Trade Finance	(e)(m)	Banks	L+963	0.0%	5/8/23	$11.2	11.2	11.2
Toorak Capital Partners LLC, Private Equity	(e)	Real Estate				40,000,000	50.2	50.4

Total Asset Based Finance							473.6	494.5

Equity/Other—5.1%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(o)	Energy				13,556	3.6	3.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(o)	Energy				115,178,571	30.5	26.4
Belk Inc, Common Stock	(e)(o)	Retailing				381	—	—
One Call Care Management Inc, Common Stock	(e)(o)	Health Care Equipment & Services				34,873	2.2	2.4
One Call Care Management Inc, Preferred Stock A	(e)(o)	Health Care Equipment & Services				371,993	23.7	26.1
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.8	9.2
Zeta Interactive Holdings Corp, Common Stock	(k)(o)	Software & Services				1,766,696	15.1	14.9

Total Equity/Other							83.9	82.1

TOTAL INVESTMENTS—204.3%							$3,206.2	$3,260.0

Derivative Instruments—(0.4)%

Foreign currency forward contracts								$(6.7)

(a)	Security may be an obligation of one or more entities affiliated with the named company.

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
(j)	Security or portion thereof held within Chestnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A.
(k)	Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.
(l)	Security or portion thereof held within IC II American Energy Investment, Inc., a wholly-owned subsidiary of the company.
(m)	Security or portion thereof held within JCF Cayman Ltd and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs.
(n)	Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs.
(o)	Security is non-income producing.

Below is selected balance sheet information for COPJV as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022 (Unaudited)	December 31, 2021
Selected Balance Sheet Information
Total investments, at fair value	$3,772.5	$3,260.0
Cash and other assets	302.5	414.3

Total assets	4,075.0	3,674.3

Debt	1,669.0	1,442.0
Other liabilities	715.0	636.7

Total liabilities	2,384.0	2,078.7

Member’s equity	$1,691.0	$1,595.6

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 6. Investment Portfolio  (continued)

Below is selected statement of operations information for COPJV for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Selected Statement of Operations Information
Total investment income	$60.9	$36.1
Expenses
Interest expense	13.6	6.0
Custodian and accounting fees	0.4	0.1
Administrative services	2.4	1.0
Professional services	0.2	0.1
Other	0.1	0.1

Total expenses	16.7	7.3

Net investment income	44.2	28.8
Net realized and unrealized gain (loss)	1.2	18.6

Net increase in net assets resulting from operations	$45.4	$47.4

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2022 and December 31, 2021:

		Fair Value
Derivative Instrument	Statement Location	March 31, 2022 (Unaudited)	December 31, 2021
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$10	$9
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(1)	(1)

Total		$9	$8

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments  (continued)

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2022 and 2021 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2022	2021
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$5	$—

Total		$5	$—

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2022	2021
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$1	$1

Total		$1	$1

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 7. Financial Instruments  (continued)

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$10	$(1)	$—	$—	$9

Total	$10	$(1)	$—	$—	$9

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—

Total	$(1)	$1	$—	$—	$—

	As of December 31, 2021
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$9	$(1)	$—	$—	$8

Total	$9	$(1)	$—	$—	$8

Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—

Total	$(1)	$1	$—	$—	$—

(1)	In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)	Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)	Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.

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

The average notional balance for foreign currency forward contracts during the three months ended March 31, 2022 and 2021 was $232.2 and $65.0, respectively.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments  (continued)

As of March 31, 2022 and December 31, 2021, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	March 31, 2022 (Unaudited)	December 31, 2021
Level 1—Price quotations in active markets	$46	$30
Level 2—Significant other observable inputs	738	703
Level 3—Significant unobservable inputs	14,290	13,972
Investments measured at net asset value(1)	1,480	1,396

	$16,554	$16,101

(1)

Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.

In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2022 and December 31, 2021.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments  (continued)

The following is a reconciliation for the three months ended March 31, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$9,542	$1,205	$29	$74	$2,245	$877	$13,972
Accretion of discount (amortization of premium)	22	2	—	—	3	—	27
Net realized gain (loss)	(71)	(4)	—	—	16	27	(32)
Net change in unrealized appreciation (depreciation)	2	(37)	(2)	(40)	(26)	129	26
Purchases	1,166	4	—	—	556	330	2,056
Paid-in-kind interest	10	—	—	—	11	11	32
Sales and repayments	(1,006)	(97)	—	—	(627)	(61)	(1,791)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$9,665	$1,073	$27	$34	$2,178	$1,313	$14,290

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(71)	$(37)	$(2)	$(40)	$(17)	$161	$(6)

	For the Three Months Ended March 31, 2021
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/ Other	Total
Fair value at beginning of period	$3,276	$862	$36	$152	$951	$530	$5,807
Accretion of discount (amortization of premium)	1	3	—	—	—	—	4
Net realized gain (loss)	3	(87)	(23)	—	1	(20)	(126)
Net change in unrealized appreciation (depreciation)	(1)	94	24	(4)	5	92	210
Purchases	270	77	—	4	40	—	391
Paid-in-kind interest	3	2	—	—	6	4	15
Sales and repayments	(467)	(256)	(1)	(90)	(55)	(8)	(877)
Transfers into Level 3	—	—	—	—	—	3	3
Transfers out of Level 3	—	—	—	—	—	—	—

Fair value at end of period	$3,085	$695	$36	$62	$948	$601	$5,427

The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(7)	$10	$—	$(4)	$8	$72	$79

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments  (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2022 and December 31, 2021 were as follows:

Type of Investment	Fair Value at March 31, 2022 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$9,404	Discounted Cash Flow	Discount Rate	4.4% - 40.6% (9.0%)	Decrease
	693	Cost
	613	Waterfall	EBITDA Multiple	1.0x - 11.3x (6.9x)	Increase
	55	Other(3)
Subordinated Debt	21	Discounted Cash Flow	Discount Rate	10.5% - 10.5% (10.5%)	Decrease
	13	Waterfall	EBITDA Multiple	6.8x - 6.8x (6.8x)	Increase
Asset Based Finance	920	Waterfall	EBITDA Multiple	1.0x - 22.5x (3.0x)	Increase
	913	Discounted Cash Flow	Discount Rate	4.2% - 16.6% (9.8%)	Decrease
	270	Cost
	71	Other(3)
	4	Indicative Dealer Quotes		50.1% - 50.1% (50.1%)	Increase
Equity/Other	670	Waterfall	EBITDA Multiple	0.1x - 16.5x (8.0x)	Increase
	329	Cost
	193	Other(3)
	116	Discounted Cash Flow	Discount Rate	10.0% - 25.0% (12.8%)	Decrease
	5	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease

Total	$14,290

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2022, the aggregate amount outstanding of the senior securities issued by the Company was $9,879. As of March 31, 2022, the Company’s asset coverage was 179%.

The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2022 and December 31, 2021. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2021. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2022 are discussed below.

	As of March 31, 2022 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available		Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$161		$39		November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—		—		September 26, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	300		—		January 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	250		—		February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	500		—		February 26, 2025
Meadowbrook Run Credit Facility(2)(8)	Revolving Credit Facility	SOFR+2.05%(1)	275		25		November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1) SONIA+0.0326%(1)(4)	2,846	(5)	1,345	(6)	December 23, 2025
4.750% Notes due 2022(7)	Unsecured Notes	4.75%	450		—		May 15, 2022
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400		—		July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500		—		October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470		—		February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475		—		February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250		—		May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000		—		January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400		—		January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500		—		July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750		—		October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352		—		January 15, 2031

Total			$9,879		$1,409

(1)	The benchmark rate is subject to a 0% floor.
(2)	The carrying amount outstanding under the facility approximates its fair value.
(3)	The spread over the benchmark rate is determined by reference to the amount outstanding under the facility.
(4)	The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.
(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €183 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.11 as of March 31, 2022 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD37 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.80 as of March 31, 2022 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £128 has been converted to U.S dollars at an exchange rate of £1.00 to $1.32 as of March 31, 2022 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD147 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.75 as of March 31, 2022 to reflect total amount outstanding in U.S. dollars.

(6)

The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of March 31, 2022, $9 of such letters of credit have been issued.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements  (continued)

(7)

As of March 31, 2022, the fair value of the 4.750% notes, the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $450, $404, $472, $467, $468, $270, $969, $367, $462 and $670, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(8)

As of March 31, 2022, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements  (continued)

For the three months ended March 31, 2022 and 2021, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2022			2021
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$1	$0	$1	$—	$—	$—
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	2	0	2	1	0	1
Darby Creek Credit Facility(2)	1	0	1	—	—	—
Dunlap Credit Facility(2)	3	0	3	—	—	—
Meadowbrook Run Credit Facility(2)	2	0	2	—	—	—
Senior Secured Revolving Credit Facility(2)	16	1	17	4	1	5
4.750% Notes due 2022	6	0	6	5	0	5
5.000% Notes due 2022	—	—	—	3	—	3
4.625% Notes due 2024	4	0	4	5	0	5
1.650% Notes due 2024	2	1	3	—	—	—
4.125% Notes due 2025	5	0	5	5	0	5
4.250% Notes due 2025	5	(1)	4	—	—	—
8.625% Notes due 2025	5	1	6	5	0	5
3.400% Notes due 2026	9	1	10	9	2	11
2.625% Notes due 2027	2	0	2	—	—	—
3.250% Notes due 2027	3	0	3	—	—	—
3.125% Notes due 2028	6	0	6	—	—	—
CLO-1 Notes	2	0	2	2	0	2

Total	$74	$3	$77	$39	$3	$42

(1)

Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.

(2)	Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2022 were $9,649 and 3.07%, respectively. As of March 31, 2022, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.14%.

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

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 9. Financing Arrangements  (continued)

Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2022 and December 31, 2021.

3.250% Notes due 2027

On January 18, 2022, the Company and U.S. Bank National Association, or the Trustee, entered into an Eleventh Supplemental Indenture, or the Eleventh Supplemental Indenture, to the Indenture, dated July 14, 2014, between the Company and the Trustee, or the Base Indenture, and together with the Eleventh Supplemental Indenture, the Indenture. The Eleventh Supplemental Indenture relates to the Company’s issuance of $500 aggregate principal amount of its 3.250% notes due 2027, or the 3.250% Notes.

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

Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2022, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$9.2
3Pillar Global Inc	30.6
48Forty Solutions LLC	6.4
Advanced Dermatology & Cosmetic Surgery	3.6
Advanced Dermatology & Cosmetic Surgery	2.5
Advania Sverige AB	37.5
Affordable Care Inc	12.8
Affordable Care Inc	43.1
Alacrity Solutions Group LLC	10.1
Alera Group Intermediate Holdings Inc	22.9
American Vision Partners	7.8
American Vision Partners	38.9
Amerivet Partners Management Inc	8.4
Amerivet Partners Management Inc	67.3
Arcfield Acquisition Corp	7.1
Arcos LLC/VA	4.5
Ardonagh Group Ltd	22.8
athenahealth Inc	1.2
AxiomSL Ltd	2.4
AxiomSL Ltd	2.3
Barbri Inc	14.8
BGB Group LLC	19.9
Clarience Technologies LLC	23.3
Clarience Technologies LLC	10.8
Community Brands Inc	3.8
Community Brands Inc	1.9
Corsearch Intermediate Inc	4.4
CSafe Global	34.9
Dental Care Alliance Inc	12.3
Encora Digital Inc	19.4
Entertainment Benefits Group LLC	9.6
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	6.9

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies  (continued)

Category / Company(1)	Commitment Amount
Foundation Risk Partners Corp	2.6
Galway Partners Holdings LLC	11.7
Galway Partners Holdings LLC	20.4
Gigamon Inc	9.3
Heniff Transportation Systems LLC	11.6
Higginbotham Insurance Agency Inc	9.1
HM Dunn Co Inc	2.0
Individual FoodService	3.9
Individual FoodService	4.7
Insight Global LLC	16.8
Insight Global LLC	26.8
Integrity Marketing Group LLC	145.3
J S Held LLC	13.0
J S Held LLC	24.2
Karman Space Inc	1.1
Lakefield Veterinary Group	44.9
Lakeview Farms Inc	10.8
Lakeview Farms Inc	2.6
Lexitas Inc	5.4
Lexitas Inc	5.4
Lloyd’s Register Quality Assurance Ltd	20.0
MB2 Dental Solutions LLC	41.0
Med-Metrix	25.0
Med-Metrix	7.8
Monitronics International Inc	9.2
Motion Recruitment Partners LLC	59.6
Net Documents	2.3
Net Documents	7.3
New Era Technology Inc	9.3
New Era Technology Inc	1.9
Novotech Pty Ltd	5.6
Oxford Global Resources LLC	15.3
Oxford Global Resources LLC	1.8
P2 Energy Solutions Inc.	11.4
Parata Systems	22.0
Parata Systems	5.5
PartsSource Inc	4.2
PartsSource Inc	22.6
Production Resource Group LLC	4.0
Revere Superior Holdings Inc	3.8
Revere Superior Holdings Inc	3.2
Rise Baking Company	2.0
RSC Insurance Brokerage Inc	12.4
RSC Insurance Brokerage Inc	7.6

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies  (continued)

Category / Company(1)	Commitment Amount
SAMBA Safety Inc	1.8
SAMBA Safety Inc	6.1
SavATree LLC	7.6
SavATree LLC	6.3
Source Code LLC	15.0
Spins LLC	16.5
Spins LLC	7.9
Summit Interconnect Inc	48.7
Sweeping Corp of America Inc	3.1
Sweeping Corp of America Inc	5.6
Time Manufacturing Co	13.7
Time Manufacturing Co	14.7
Wealth Enhancement Group LLC	10.8
Wealth Enhancement Group LLC	1.3
Woolpert Inc	3.7
Worldwise Inc	42.2
Worldwise Inc	14.2
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	7.2
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	13.6
Callodine Commercial Finance LLC, 2L Term Loan B	40.3
Home Partners JV 2, Structured Mezzanine	11.9
Jet Edge International LLC, Term Loan	0.7
Opendoor Labs Inc, Structured Mezzanine	88.9
Roemanu LLC (FKA Toorak Capital Partners LLC), Structured Mezzanine	6.0

Total	$1,584.1

Unfunded Asset Based Finance/Other commitments	$497.8

(1)	May be commitments to one or more entities affiliated with the named company.

As of March 31, 2022, the Company’s debt commitments are comprised of $417.8 revolving credit facilities and $1,166.3 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(13.6). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.

The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, with a sublimit available for the Company to request the issuance of letters of credit in an aggregate face amount of up to $99.6, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of March 31, 2022, $9 of such letters of credit have been issued.

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies  (continued)

As of March 31, 2022, the Company also has an unfunded commitment to provide $262.7 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.

In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2022 and December 31, 2021.

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the three months ended March 31, 2022 and the year ended December 31, 2021:

	Three Months Ended March 31, 2022 (Unaudited)	Year Ended December 31, 2021
Per Share Data:(1)
Net asset value, beginning of period	$27.17	$25.02
Results of operations(2)
Net investment income (loss)	0.77	2.76
Net realized gain (loss) and unrealized appreciation (depreciation)	0.01	4.28

Net increase (decrease) in net assets resulting from operations	0.78	7.04

Stockholder distributions(3)
Distributions from net investment income	(0.63)	(2.47)
Distributions from net realized gain on investments	—	—

Net decrease in net assets resulting from stockholder distributions	(0.63)	(2.47)

Capital share transactions
Issuance of common stock(4)	—	(2.20)
Repurchases of common stock(5)	0.01	0.01
Deduction of deferred costs(6)	—	(0.23)

Net increase (decrease) in net assets resulting from capital share transactions	0.01	(2.42)

Net asset value, end of period	$27.33	$27.17

Per share market value, end of period	$22.82	$20.94

Shares outstanding, end of period	284,138,163	284,543,091

Total return based on net asset value(7)	2.91%	18.47%

Total return based on market value(8)	11.97%	41.45%

FS KKR Capital Corp.

Notes to Unaudited Consolidated Financial Statements  (continued)

(in millions, except share and per share amounts)

Note 11. Financial Highlights  (continued)

	Three Months Ended March 31, 2022 (Unaudited)	Year Ended December 31, 2021
Ratio/Supplemental Data:
Net assets, end of period	$7,767	$7,730
Ratio of net investment income to average net assets(9)	11.32%	10.36%
Ratio of total operating expenses to average net assets(9)	9.83%	9.35%
Ratio of net operating expenses to average net assets(9)	9.05%	8.82%
Portfolio turnover(10)	10.11%	49.82%
Total amount of senior securities outstanding, exclusive of treasury securities	$9,879	$9,179
Asset coverage per unit(11)	1.79	1.84

(1)	Per share data may be rounded in order to recompute the ending net asset value per share.
(2)	The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)	The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)

For the year ended December 31, 2021, the issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the 2021 Merger at the fair value of FSK’s common stock issued based on the shares outstanding resulting from the 2021 Merger.

(5)	Represents the incremental impact of the Company’s share repurchase program by buying shares in the open market at a price lower than net asset value per share.
(6)

For the year ended December 31, 2021, represents the impact on NAV of merger accounting by the permanent write-off of the Company’s deferred merger costs and FSKR’s deferred costs and prepaid assets as well as the mark-to-market of FSKR’s 4.25% Notes.

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
(9)

Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2022 are annualized. Annualized ratios for the three months ended March 31, 2022 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2022. The following is a schedule of supplemental ratios for the three months ended March 31, 2022 and year ended December 31, 2021:

	Three Months Ended March 31, 2022 (Unaudited)	Year Ended December 31, 2021
Ratio of net subordinated income incentive fees to average net assets	1.29%	0.83%
Ratio of interest expense to average net assets	3.96%	4.10%
Ratio of excise taxes to average net assets	—	0.21%

(10)	Portfolio turnover for the three months ended March 31, 2022 is not annualized.
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

In accordance with the terms of the 2020 Merger Agreement, each outstanding share of FSKR common stock was converted into the right to receive 0.9498 shares of the Company’s common stock. This exchange ratio was determined based on the closing net asset value, or NAV, per share of $26.77 and $25.42 for the Company and FSKR, respectively, as of June 14, 2021, to ensure that the NAV of shares investors would receive in FSK was equal to the NAV of the shares they held in FSKR. As a result, the Company issued an aggregate of approximately 161,374,028 shares of its common stock to former FSKR stockholders.

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

Note 13. Subsequent Events

4.750% Notes due 2022

On March 15, 2022 the Company issued a notice of redemption providing for the redemption of its 4.750% senior notes due 2022, or the 4.750% Notes, in full on April 15, 2022 for 100% of the aggregate principal amount of the 4.750% Notes, plus the accrued and unpaid interest through, but excluding, April 15, 2022. On April 15, 2022, all of the 4.750% Notes were redeemed.

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

Forward-Looking Statements

Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:

•	our future operating results;

•	our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;

•	the impact of the investments that we expect to make;

•	the ability of our portfolio companies to achieve their objectives;

•	our current and expected financings and investments;

•	receiving and maintaining corporate credit ratings and changes in the general interest rate environment;

•	the adequacy of our cash resources, financing sources and working capital;

•	the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;

•	our contractual arrangements and relationships with third parties;

•	actual and potential conflicts of interest with the other funds managed by the Advisor, FS Investments, KKR Credit or any of their respective affiliates;

•	the dependence of our future success on the general economy and its effect on the industries in which we may invest;

•	general economic and political trends and other external factors, including the current COVID-19 pandemic and related disruptions caused thereby;

•	our use of financial leverage;

•	the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;

•	the ability of the Advisor or its affiliates to attract and retain highly talented professionals;

•	our ability to maintain our qualification as a RIC and as a BDC;

•	the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;

•	the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and

•	the tax status of the enterprises in which we may invest.

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

We bear all other expenses of our operations and transactions, including all other expenses incurred by the Advisor or us in connection with administering our business, including expenses incurred by the Advisor in performing administrative services for us and administrative personnel paid by the Advisor, to the extent they are not controlling persons of the Advisor or any of its affiliates, subject to the limitations included in the investment advisory agreement and the administration agreement.

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

COVID-19 has previously had adverse effects on our investment income and we expect that such adverse effects may continue for some time. These adverse effects may require us to restructure certain of our investments, which could result in further reductions to our investment income or in impairments on our investments. In addition, disruptions in the capital markets have resulted in illiquidity in certain market areas. These market disruptions and illiquidity may have an adverse effect on our business, financial condition, results of operations and cash flows. Unfavorable economic conditions caused by COVID-19 and its variants may increase our funding costs and limit our access to the capital markets. These events have previously limited our investment originations and have also previously had a material negative impact on our operating results for a period of time.

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

Portfolio Investment Activity for the Three Months Ended March 31, 2022 and for the Year Ended December 31, 2021

Total Portfolio Activity

The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2022 and the year ended December 31, 2021:

	For the Three Months Ended	For the Year Ended
Net Investment Activity	March 31, 2022	December 31, 2021
Purchases(1)	$2,068	$13,826
Sales and Repayments	(1,673)	(5,575)

Net Portfolio Activity	$395	$8,251

	For the Three Months Ended March 31, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$1,144	55%	$976	58%
Senior Secured Loans—Second Lien	39	2%	103	6%
Other Senior Secured Debt	—	—	—	—
Subordinated Debt	6	0%	—	—
Asset Based Finance	421	21%	493	30%
Credit Opportunities Partners JV, LLC	87	4%	—	—
Equity/Other	371	18%	101	6%

Total	$2,068	100%	$1,673	100%

(1)	Purchases and new investments for the year ended December 31, 2021 include investments acquired at a cost of $7,227 in connection with the 2021 Merger.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,862	$9,923	59.9%	$9,695	$9,765	60.7%
Senior Secured Loans—Second Lien	1,464	1,416	8.6%	1,564	1,557	9.7%
Other Senior Secured Debt	149	117	0.7%	149	120	0.7%
Subordinated Debt	194	75	0.5%	188	111	0.7%
Asset Based Finance	2,091	2,178	13.2%	2,132	2,245	13.9%
Credit Opportunities Partners JV, LLC	1,484	1,480	8.9%	1,397	1,396	8.7%
Equity/Other	1,239	1,365	8.2%	932	907	5.6%

Total	$16,483	$16,554	100.0%	$16,057	$16,101	100.0%

(1)	Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Number of Portfolio Companies	193	189
% Variable Rate Debt Investments (based on fair value)(1)(2)	68.9%	69.7%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	10.2%	10.2%
% Other Income Producing Investments (based on fair value)(3)	14.4%	13.1%
% Non-Income Producing Investments (based on fair value)(2)	5.0%	5.1%
% of Investments on Non-Accrual (based on fair value)	1.5%	1.9%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	8.9%	9.2%
Weighted Average Annual Yield on All Debt Investments(5)	8.6%	8.7%

(1)	“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)	Does not include investments on non-accrual status.
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

For the three months ended March 31, 2022, our total return based on net asset value was 2.91% and our total return based on market value was 11.97%. For the year ended December 31, 2021, our total return based on net asset value was 18.47% and our total return based on market value was 41.45%. See footnotes 7 and 8 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations

The following table presents certain selected information regarding our Direct Originations as of March 31, 2022 and December 31, 2021:

Characteristics of All Direct Originations held in Portfolio	March 31, 2022	December 31, 2021
Number of Portfolio Companies	170	167
% of Investments on Non-Accrual (based on fair value)	1.4%	1.9%
Total Cost of Direct Originations	$15,729.6	$15,341.3
Total Fair Value of Direct Originations	$15,872.7	$15,433.3
% of Total Investments, at Fair Value	95.9%	95.9%
Weighted Average Annual Yield on Accruing Debt Investments(1)	8.8%	8.9%
Weighted Average Annual Yield on All Debt Investments(2)	8.4%	8.5%

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

Portfolio Composition by Industry Classification

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2022 and December 31, 2021:

	March 31, 2022 (Unaudited)		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$94	0.5%	$89	0.5%
Banks	—	—	15	0.1%
Capital Goods	2,240	13.5%	2,281	14.2%
Commercial & Professional Services	1,684	10.2%	1,615	10.0%
Consumer Durables & Apparel	523	3.2%	551	3.4%
Consumer Services	275	1.7%	393	2.4%
Credit Opportunities Partners JV, LLC	1,480	8.9%	1,396	8.7%
Diversified Financials	589	3.6%	672	4.2%
Energy	314	1.9%	241	1.5%
Food & Staples Retailing	272	1.6%	296	1.8%
Food, Beverage & Tobacco	194	1.2%	256	1.6%
Health Care Equipment & Services	2,106	12.7%	1,613	10.0%
Household & Personal Products	314	1.9%	227	1.4%
Insurance	807	4.9%	898	5.6%
Materials	212	1.3%	211	1.3%
Media & Entertainment	501	3.0%	720	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	230	1.4%	235	1.5%
Real Estate	989	6.0%	876	5.4%
Retailing	367	2.2%	288	1.8%
Software & Services	2,795	16.9%	2,698	16.8%
Technology Hardware & Equipment	41	0.2%	42	0.3%
Telecommunication Services	127	0.8%	128	0.8%
Transportation	400	2.4%	360	2.2%

Total	$16,554	100.0%	$16,101	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$12,884	78%	$12,602	78%
2	2,638	16%	2,468	15%
3	554	3%	748	5%
4	478	3%	283	2%

Total	$16,554	100%	$16,101	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and March 31, 2021

Revenues

Our investment income for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31,
	2022		2021
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$261	65.9%	$92	60.9%
Paid-in-kind interest income	43	10.9%	17	11.3%
Fee income	29	7.3%	11	7.3%
Dividend income	63	15.9%	31	20.5%

Total investment income(1)	$396	100.0%	$151	100.0%

(1)

Such revenues represent $332 and $131 of cash income earned as well as $64 and $20 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2022 and 2021, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.

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

The increase in interest and fee income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 can primarily be attributed to the increase in assets resulting from the 2021 Merger.

The increase in fee income for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 can primarily be attributed to structuring fees and prepayment fees received in connection with increased investment and repayment activity during the current period.

The increase in dividend income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 can primarily be attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC.

Expenses

Our operating expenses for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Management fees	$62	$25
Subordinated income incentive fees	40	—
Administrative services expenses	4	2
Accounting and administrative fees	1	1
Interest expense	77	42
Other expenses	7	3

Total operating expenses	$191	$73

Incentive fee waiver	(15)	—

Total net expenses	$176	$73

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Ratio of operating expenses to average net assets	2.46%	2.36%
Ratio of incentive fee waiver to average net assets(1)	(0.20)%	—

Ratio of net operating expenses to average net assets	2.26%	2.36%
Ratio of net incentive fees and interest expense to average net assets(1)	1.31%	1.36%

Ratio of net operating expenses, excluding certain expenses, to average net assets	0.95%	1.00%

(1)	Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.

The increase in expenses during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 can primarily be attributed to the increased management fee as a result of the higher asset base from the 2021 Merger, the increased subordinated income incentive fee pursuant to the terms of the investment advisory agreement following the 2021 Merger and increased interest expense resulting from the higher debt outstanding due to the 2021 Merger.

Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income

Our net investment income totaled $220 ($0.77 per share) and $78 ($0.63 per share) for the three months ended March 31, 2022 and 2021, respectively. The increase in net investment income during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 can primarily be attributed to higher investment income during the three months ended March 31, 2022 as discussed above.

Net Realized Gains or Losses

Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Net realized gain (loss) on investments(1)	$(32)	$(126)
Net realized gain (loss) on foreign currency forward contracts	5	—
Net realized gain (loss) on foreign currency	1	(2)

Total net realized gain (loss)	$(26)	$(128)

(1)	We sold investments and received principal repayments, respectively, of $994 and $679 during the three months ended March 31, 2022 and $248 and $629 during the three months ended March 31, 2021.

Net Change in Unrealized Appreciation (Depreciation)

Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	2022	2021
Net change in unrealized appreciation (depreciation) on investments	$27	$242
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	1
Net change in unrealized gain (loss) on foreign currency	3	6

Total net change in unrealized appreciation (depreciation)	$31	$249

The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2022 was driven primarily by significant appreciation on several assets in the portfolio, partially offset by depreciation on several specific assets in the portfolio. The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2021 was driven primarily by continued mark to market improvements in the portfolio since the bottom of the COVID-19 pandemic as well as the reversal of unrealized losses that were sold or repaid during the quarter and converted to realized losses.

Net Increase (Decrease) in Net Assets Resulting from Operations

For the three months ended March 31, 2022, the net increase in net assets resulting from operations was $225 ($0.79 per share) compared to a net increase in net assets resulting from operations of $199 ($1.61 per share) during the three months ended March 31, 2021.

This “Results of Operations” section should be read in conjunction with “COVID-19 Developments” above.

Financial Condition, Liquidity and Capital Resources

Overview

As of March 31, 2022, we had $369 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,409 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2022, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of March 31, 2022, we had unfunded debt investments with aggregate unfunded commitments of $1,584.1, unfunded equity/other commitments of $497.8 and unfunded commitments of $262.7 of Credit Opportunities Partners JV, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2022, the aggregate amount outstanding of the senior securities issued by us was $9.9 billion. As of March 31, 2022, our asset coverage was 179%. See “—Financing Arrangements.”

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

Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2022:

	As of March 31, 2022 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding		Amount Available		Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$161		$39		November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—		—		September 26, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	300		—		January 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	250		—		February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	500		—		February 26, 2025
Meadowbrook Run Credit Facility(2)(8)	Revolving Credit Facility	SOFR+2.05%(1)	275		25		November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1) SONIA+0.0326%(1)(4)	2,846	(5)	1,345	(6)	December 23, 2025
4.750% Notes due 2022(7)	Unsecured Notes	4.75%	450		—		May 15, 2022
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400		—		July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500		—		October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470		—		February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475		—		February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250		—		May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000		—		January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400		—		January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500		—		July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750		—		October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352		—		January 15, 2031

Total			$9,879		$1,409

(1)	The benchmark rate is subject to a 0% floor.
(2)	The carrying amount outstanding under the facility approximates its fair value.
(3)	The spread over the benchmark rate is determined by reference to the amount outstanding under the facility.
(4)	The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.
(5)

Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €183 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.11 as of

March 31, 2022 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD37 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.80 as of March 31, 2022 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £128 has been converted to U.S dollars at an exchange rate of £1.00 to $1.32 as of March 31, 2022 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD147 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.75 as of March 31, 2022 to reflect total amount outstanding in U.S. dollars.
(6)

The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of March 31, 2022, $9 of such letters of credit have been issued.

(7)

As of March 31, 2022, the fair value of the 4.750% notes, the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $450, $404, $472, $467, $468, $270, $969, $367, $462 and $670, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.

(8)

As of March 31, 2022, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

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

During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2022 or 2021 represented a return of capital.

We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.

The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.60	$74

Total	$0.60	$74

Fiscal 2022
March 31, 2022	$0.63	$179

Total	$0.63	$179

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.

Recent Developments

4.750% Notes due 2022

On March 15, 2022 we issued a notice of redemption providing for the redemption of our 4.750% senior notes due 2022, or the 4.750% Notes, in full on April 15, 2022 for 100% of the aggregate principal amount of the 4.750% Notes, plus the accrued and unpaid interest through, but excluding, April 15, 2022. On April 15, 2022, all of the 4.750% Notes were redeemed.

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

Contractual Obligations

We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2022 and 2021.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2022, 68.9% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 10.2% were debt investments paying fixed interest rates while 14.4% were other income producing investments, 5.0% consisted of non-income producing investments, and the remaining 1.5% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.

Pursuant to the terms of the Ambler Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Dunlap Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility and the CLO-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.750% notes, the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2022 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 96 basis points	$(13)	$(45)	$32	3.6%
No change	—	—	—	—
Up 100 basis points	100	47	53	5.9%
Up 300 basis points	332	141	191	21.3%
Up 500 basis points	564	235	329	36.7%

(1)	Assumes no defaults or prepayments by portfolio companies over the next twelve months.

We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2022 and 2021, we did not engage in interest rate hedging activities.

Foreign Currency Risk

From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2022, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2022 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of March 31, 2022				Economic Hedging As of March 31, 2022
	Cost in Local Currency	Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2022 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency	Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$ 118.3	$88.7	$92.8	$9.3	A$ 5.3	$3.9
British Pound Sterling	£ 108.1	142.1	156.3	15.6	£ 19.2	25.7
Canadian Dollars	C$ 44.9	36.0	40.2	4.0	$ 8.8	7.0
Euros	€ 461.8	512.3	263.8	26.4	€ 72.3	82.3
Icelandic Krona	ISK 1,280.0	10.0	10.4	1.0	ISK —	—
Norwegian Krone	NOK 390.6	44.6	48.4	4.8	NOK 60.7	6.9
Swedish Krona	SEK 776.6	83.1	65.9	6.6	SEK 747.0	82.7

Total		$916.8	$677.8	$67.7		$208.5

(1)	Excludes effect, if any, of any foreign currency hedges.

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

As of March 31, 2022, the net contractual amount of our foreign currency forward contracts totaled $208.5, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2022, we had outstanding borrowings denominated in foreign currencies of €183, CAD37, £128 and AUD147 under our Senior Secured Revolving Credit Facility.

In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022.

Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Russian invasion of Ukraine may have a material adverse impact on us and our portfolio companies.

The conflict between Russia and Ukraine could lead to disruption, instability and volatility in global markets, economies and industries that could negatively impact our business, results of operations and financial condition. The conflict has already resulted in significant volatility in certain equity, debt and currency markets, material increases in certain commodity prices, and economic uncertainty. The conflict may escalate and its resolution is unclear. The U.S. government and other governments have imposed severe sanctions against Russia and Russian interests and threatened additional sanctions and controls. Sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.

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

During the three months ended March 31, 2022, the Company repurchased 404,928 shares of common stock pursuant to the September 2021 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $21.98 (totaling $9). During the period from April 1, 2022 to April 30, 2022, the Company repurchased 121,143 shares of common stock pursuant to the September 2021 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $22.19 (totaling $3).

As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle, or the Affiliated Purchaser, that may invest from time to time in shares of the Company. In September 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the September 2021 Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The September 2021 Affiliated Purchaser Program provides for the purchase of up to $100 worth of shares of our common stock, subject to the limitations provided therein. The September 2021 Affiliated Purchase Program has concluded since the aggregate repurchase amount under the plan has been expended.

In December 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the December 2021 Affiliated Purchaser Program and, together with the September 2021 Affiliated Purchaser Program, the Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The December 2021 Affiliated Purchaser Program provided for the purchase of up to $70 worth of shares of our common stock, subject to the limitations provided therein. The December 2021 Affiliated Purchaser Program has concluded since the aggregate repurchase amount under the plan has been expended.

During the three months ended March 31, 2022, the Affiliated Purchaser Program purchased 3,100,501 shares of common stock at an average price per share (inclusive of commissions paid) of $21.93 (totaling $68).

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended March 31, 2022. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	1,565,424	$21.74	1,565,424	$121
February 1, 2022 through February 28, 2022	1,170,309	21.94	1,170,309	96
March 1, 2022 through March 31, 2022	769,696	22.34	769,696	79

	3,505,429	$21.94	3,505,429

(1)	Amount includes commissions paid.
(2)	Includes amounts pursuant to the September 2021 Share Repurchase Program and the Affiliated Purchaser Program.

Item 3.	Defaults upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits

2.1	Agreement and Plan of Merger, dated as of November 23, 2020, by and among FS KKR Capital Corp., FS KKR Capital Corp. II, Rocky Merger Sub, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

2.2	Agreement and Plan of Merger, dated as of May 31, 2019, by and among FS Investment Corporation II, Corporate Capital Trust II, FS Investment Corporation III, FS Investment Corporation IV, NT Acquisition 1, Inc., NT Acquisition 2, Inc., NT Acquisition 3, Inc. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 2.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on June 3, 2019.)

3.1	Second Articles of Amendment and Restatement of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 16, 2014.)

3.2	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 3, 2018.)

3.3	Articles of Amendment of FS Investment Corporation. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 19, 2018.)

3.4	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.5	Articles of Amendment of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 15, 2020.)

3.6	Third Amended and Restated Bylaws of FS KKR Capital Corp. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 24, 2020.)

4.1	Distribution Reinvestment Plan, effective as of June 2, 2014. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 23, 2014.)

4.2	Indenture, dated as of July 14, 2014, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 filed on August 14, 2014.)

4.3	Third Supplemental Indenture, dated as of April 30, 2015, relating to the 4.750% Notes due 2022, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.4	Form of 4.750% Notes due 2022. (Included as Exhibit A to the Third Supplemental Indenture in Exhibit 4.3) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 30, 2015.)

4.5	Fourth Supplemental Indenture, dated as of July 15, 2019, relating to the 4.625% Notes due 2024, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.6	Form of 4.625% Notes due 2024. (Included as Exhibit A to the Fourth Supplemental Indenture in Exhibit 4.5) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019.)

4.7	Fifth Supplemental Indenture, dated as of November 20, 2019, relating to the 4.125% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.8	Form of 4.125% Notes due 2025. (Included as Exhibit A to the Fifth Supplemental Indenture in Exhibit 4.7) (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 20, 2019.)

4.9	Sixth Supplemental Indenture, dated as of April 30, 2020 relating to the 8.625% Notes due 2025, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.10	Form of 8.625% Notes due 2025. (Included as Exhibit A to the Sixth Supplemental Indenture in Exhibit 4.9) (Incorporated by reference to Exhibit 4.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 filed on May 6, 2020.)

4.11	Seventh Supplemental Indenture, dated as of December 10, 2020 relating to the 3.400% Notes due 2026, by and between the Company and U.S. Bank National Association, as trustee. (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.12	Form of 3.400% Notes due 2026. (Included as Exhibit A to the Seventh Supplemental Indenture in Exhibit 4.11) (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.13	Indenture, dated June 28, 2017, by and between The Bank of New York Mellon Trust Company, N.A. and Corporate Capital Trust, Inc. (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.14	Form of 5.00% Notes due 2022. (Included as Exhibit A to the Indenture in Exhibit 4.13) (Incorporated by reference to Exhibit 4.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on July 5, 2017.)

4.15	Indenture, dated as of February 14, 2020, by and between FS KKR Capital Corp. II and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.16	First Supplemental Indenture, dated as of February 14, 2020, relating to the 4.250% Notes due 2025, by and between FS KKR Capital Corp. II and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.17	Second Supplemental Indenture, dated as of June 16, 2021, relating to the 4.250% Notes due 2025, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021.)

4.18	Form of 4.250% Notes due 2025 (included as Exhibit A to Exhibit 4.16 hereto) (incorporated by reference to Exhibit 4.2 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.19	Eighth Supplemental Indenture, dated as of June 17, 2021, relating to the 2.625% Notes due 2027, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2021.)

4.20	Form of 2.625% Notes due 2027 (included as Exhibit A to Exhibit 4.19 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant ’s Current Report on Form 8-K filed on June 17, 2021.)

4.21	Ninth Supplemental Indenture, dated October 12, 2021, relating to the 1.650% Notes due 2024, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on October 13, 2021.)

4.22	Form of 1.650% Notes due 2024 (included as Exhibit A to Exhibit 4.21 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant ’s Current Report on Form 8-K filed on October 13, 2021.)

4.23	Tenth Supplemental Indenture, dated October 12, 2021, relating to the 3.125% Notes due 2028, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 13, 2021.)

4.24	Form of 3.125% Notes due 2028 (included as Exhibit A to Exhibit 4.23 hereto) (incorporated by reference to Exhibit 4.3 to the Registrant ’s Current Report on Form 8-K filed on October 13, 2021.)

4.25	Eleventh Supplemental Indenture, dated January 18, 2022, relating to the 3.250% Notes due 2027, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2022.)

4.26	Form of 3.250% Notes due 2027 (included as Exhibit A to Exhibit 4.25 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant ’s Current Report on Form 8-K filed on January 19, 2022.)

10.1	Amended and Restated Investment Advisory Agreement, dated as of June 16, 2021, by and between FS KKR Capital Corp. and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 16, 2021.)

10.2	Administration Agreement, dated as of April 9, 2018, by and between FS Investment Corporation and FS/KKR Advisor, LLC. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 9, 2018.)

10.3	Custodian Agreement, dated as of November 14, 2011, by and between the Company and State Street Bank and Trust Company. (Incorporated by reference to Exhibit 10.9 filed with the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 filed on November 14, 2011.)

10.4	Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of December 23, 2020, by and among the Company and FS KKR Capital Corp. II, as borrowers, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.5†	Amendment No. 1 to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of September 27, 2021, by and among the Company (include as successor by merger of FS KKR Capital Corp. II), as borrower, and JPMorgan Chase Bank, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed on November 8, 2021.)

10.6	Loan and Servicing Agreement, dated as of December 2, 2015, among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.42 to Corporate Capital Trust, Inc.’s Annual Report on Form 10-K filed on March 21, 2016.)

10.7	First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.8	Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.9	Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.10	Fifth Amendment to Loan and Servicing Agreement, dated as of December 2, 2019, by and among CCT Tokyo Funding LLC, the Company, and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2019.)

10.11	Sixth Amendment to Loan and Servicing Agreement, dated December 1, 2020, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020.)

10.12	Seventh Amendment to Loan and Servicing Agreement, dated November 9, 2021, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2021.)

10.13	Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

10.14	Amended and Restated Indenture, dated December 22, 2020, by and between FS KKR MM CLO 1 LLC and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.15	Loan Financing and Servicing Agreement, dated as of February 20, 2014, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.5 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 25, 2014.)

10.16	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of January 12, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.17	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of February 3, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.28 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.18	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 7, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.29 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.19	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.30 to FS KKR Capital Corp. II’s Annual Report on Form 10-K filed on March 25, 2016.)

10.20	Amendment No. 6 to Loan Financing and Servicing Agreement, dated as of August 19, 2016, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on August 22, 2016.)

10.21	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of February 15, 2019, by and among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.16 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.22	Omnibus Amendment, dated as of February 20, 2019, between Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. III’s Current Report on Form 8-K filed on February 25, 2019.)

10.23	Ninth Amendment to Loan Financing and Servicing Agreement, dated as of October 8, 2021, among Darby Creek LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.26 to the Company ’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 filed on November 8, 2021).

10.24	Tenth Amendment to Loan Financing and Servicing Agreement, dated December 28, 2021, by and among Darby Creek LLC, Deutsche Bank AG, New York Branch, as facility agent, and each of the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.25	Amended and Restated Loan and Security Agreement, dated as of March 13, 2019, by and between Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, the lenders party thereto, and Wells Fargo Bank, National Association, as collateral administrator, collateral agent and securities intermediary. (Incorporated by reference to Exhibit 10.20 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-K filed on March 19, 2019.)

10.26	First Amendment to Amended and Restated Loan Agreement, dated as of October 11, 2019, among Juniata River LLC, JPMorgan Chase Bank, National Association, as lender and Administrative Agent, Wells Fargo Bank, National Association, as Collateral Agent, Collateral Administrator and Securities Intermediary, and FS Investment Corporation II, as Investment Manager. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on October 15, 2019.)

10.27	Second Amended and Restated Loan and Security Agreement, dated as of September 11, 2020, by and among Juniata River LLC, as borrower, JPMorgan Chase Bank, National Association, as administrative agent, Wells Fargo Bank, National Association, as collateral agent, collateral administrator and securities intermediary, and the lenders party thereto (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on September 17, 2020.)

10.28	Loan Financing and Servicing Agreement, dated as of December 2, 2014, by and among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, Wells Fargo Bank, National Association, as collateral agent and collateral custodian, and the other lenders and lender agents from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on December 8, 2014).

10.29	Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.30	Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.31	Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 1, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.32	Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.33	Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.34	Amendment No. 7 to Loan Financing and Servicing Agreement, dated as of January 12, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the FS Investment Corporation III’s Current Report on Form 8-K filed on January 19, 2017).

10.35	Amendment No. 8 to Loan Financing and Servicing Agreement, dated as of April 5, 2017, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as administrative agent, each lender party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.37 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed on May 10, 2017).

10.36	Amendment No. 9 to Loan Financing and Servicing Agreement, dated as of March 12, 2018, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, and Wells Fargo, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 15, 2018).

10.37	Amendment No. 10 to Loan Financing and Servicing Agreement, dated as of June 20, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.48 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.38	Waiver, Assignment and Amendment No. 11 to Loan Financing and Servicing Agreement, dated as of September 17, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent (formerly administrative agent), each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.46 to FS Investment Corporation III’s Quarterly Report on Form 10-Q filed on November 14, 2018).

10.39	Amendment No. 12 to Loan Financing and Servicing Agreement, dated as of December 21, 2018, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.43 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 19, 2019).

10.40	Amendment No. 13 to Loan Financing and Servicing Agreement, dated as of October 8, 2021, among Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.44 to the Company ’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed on November 8, 2021).

10.41	Amendment No. 14 to Loan Financing and Servicing Agreement, dated December 28, 2021, by and among Dunlap Funding LLC, Deutsche Bank AG, New York Branch, as facility agend and as lender. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.42	Omnibus Amendment, dated as of February 19, 2019, between Dunlap Funding LLC, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each lender party thereto, each agent party thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation II’s Current Report on Form 8-K filed on February 25, 2019).

10.43	Committed Facility Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.44	U.S. PB Agreement, dated as of October 17, 2014, by and between Burholme Funding LLC and BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities. (Incorporated by reference to Exhibit 10.2 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.45	Special Custody and Pledge Agreement, dated as of October 17, 2014, by and among Burholme Funding LLC, BNP Paribas Prime Brokerage, Inc. and State Street Bank and Trust Company, as custodian. (Incorporated by reference to Exhibit 10.3 to FS Investment Corporation III’s Current Report on Form 8-K filed on October 23, 2014).

10.46	First Amendment Agreement, dated as of March 11, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities, and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 13, 2015).

10.47	Second Amendment Agreement, dated as of October 21, 2015, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.21 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.48	Third Amendment Agreement, dated as of March 16, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.23 to FS Investment Corporation III’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 filed on November 14, 2016).

10.49	Fourth Amendment Agreement, dated as of August 29, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 2, 2016).

10.50	Fifth Amendment Agreement, dated as of November 15, 2016, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage, Inc., on behalf of itself and as agent for the BNPP Entities and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on November 21, 2016).

10.51	Sixth Amendment Agreement, dated as of May 29, 2018, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. And Burholme Funding LLC. (Incorporated by reference to Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10-Q filed on August 14, 2018).

10.52	Seventh Amendment Agreement, dated as of June 12, 2019, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding LLC. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on June 17, 2019).

10.53	Loan and Security Agreement, dated as of November 22, 2019, by and among Ambler Funding LLC, as borrower, Ally Bank, as administrative agent and arranger, Wells Fargo Bank, N.A., as collateral administrator and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation IV’s Current Report on Form 8-K filed on November 26, 2019).

10.54	First Amendment to Loan and Security Agreement, dated December 28, 2021, by and among Ambler Funding LLC, Ally Bank and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.55	Loan and Servicing Agreement, dated as of November 22, 2019, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, N.A., as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on November 29, 2019).

10.56	First Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of March 3, 2020, by and among Meadowbrook Run LLC, as borrower, Morgan Stanley Senior Funding, Inc., as lender and administrative agent, and FS KKR Capital Corp. II, as servicer. (Incorporated by reference to Exhibit 10.49 to FS KKR Capital Corp. II’ s Quarterly Report on Form 10-Q filed on May 12, 2020.)

10.57	Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp. II, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.58	Third Amendment to Loan and Servicing Agreement and Omnibus Amendment to Transaction Documents, dated as of December 28, 2021, among Meadowbrook Run LLC, as the borrower, FS KKR Capital Corp., as the servicer, Morgan Stanley Bank, N.A., as the lender, and Morgan Stanley Senior Funding, Inc., as administrative agent. (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†

Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2022.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer