Form 10-Q
period 2022-06-30
FS KKR Capital Corp
filed 2022-08-08
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 814-00757
_________________________________________________
FS KKR Capital Corp.
(Exact name of registrant as specified in its charter)
_________________________________________________

Maryland	26-1630040
(State of Incorporation)	(I.R.S. Employer Identification Number)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
_______________________________________

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
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
There were 283,228,981 shares of the registrant’s common stock outstanding as of July 31, 2022.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$12,620 and $12,419, respectively)	$12,468	$12,558
Non-controlled/affiliated investments (amortized cost—$879 and $860, respectively)	837	859
Controlled/affiliated investments (amortized cost—$3,114 and $2,778, respectively)	2,873	2,684
Total investments, at fair value (amortized cost—$16,613 and $16,057, respectively)	16,178	16,101
Cash	232	258
Foreign currency, at fair value (cost—$37 and $119, respectively)	37	119
Receivable for investments sold and repaid	498	567
Income receivable	190	153
Unrealized appreciation on foreign currency forward contracts	24	9
Deferred financing costs	24	16
Prepaid expenses and other assets	6	5
Total assets	$17,189	$17,228
Liabilities
Payable for investments purchased	$27	$2
Debt (net of deferred financing costs of $39 and $38, respectively)(1)	9,306	9,142
Unrealized depreciation on foreign currency forward contracts	0	1
Stockholder distributions payable	193	176
Management fees payable	63	60
Subordinated income incentive fees payable(2)	22	19
Administrative services expense payable	5	5
Interest payable	77	70
Other accrued expenses and liabilities	9	23
Total liabilities	9,702	9,498
Commitments and contingencies(3)
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 283,470,828 and 284,543,091 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,635	9,658
Retained earnings (accumulated deficit)(4)	(2,148)	(1,928)
Total stockholders' equity	7,487	7,730
Total liabilities and stockholders' equity	$17,189	$17,228
Net asset value per share of common stock at period end	$26.41	$27.17
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)See Note 10 for a discussion of the Company’s commitments and contingencies.
(4)See Note 5 for a discussion of the sources of distributions paid by the Company.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Investment income
From non-controlled/unaffiliated investments:
Interest income	$229	$108	$470	$195
Paid-in-kind interest income	15	9	33	19
Fee income	13	22	40	33
Dividend and other income	17	8	25	12
From non-controlled/affiliated investments:
Interest income	7	1	17	4
Paid-in-kind interest income	14	2	25	8
Fee income	0	—	2	—
Dividend and other income	2	0	7	0
From controlled/affiliated investments:
Interest income	11	2	21	4
Paid-in-kind interest income	11	7	25	8
Fee income	0	1	0	1
Dividend and other income	60	46	110	73
Total investment income	379	206	775	357

Operating expenses
Management fees	63	30	125	55
Subordinated income incentive fees(1)	37	8	77	8
Administrative services expenses	4	2	8	4
Accounting and administrative fees	1	0	2	1
Interest expense(2)	83	46	160	88
Other general and administrative expenses	3	4	10	7
Total operating expenses	191	90	382	163
Incentive fee waiver(1)	(15)	—	(30)	—
Net expenses	176	90	352	163
Net investment income	203	116	423	194

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	177	1	151	(82)
Non-controlled/affiliated investments	45	64	39	64
Controlled/affiliated investments	(39)	(13)	(39)	(56)
Net realized gain (loss) on foreign currency forward contracts	2	0	7	—
Net realized gain (loss) on foreign currency	6	(1)	7	(3)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(251)	466	(291)	575
Non-controlled/affiliated investments	(71)	142	(41)	169
Controlled/affiliated investments	(184)	76	(147)	182
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	15	2	16	3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations (continued)
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net change in unrealized gain (loss) on foreign currency	$27	$12	$30	$18
Total net realized and unrealized gain (loss)	(273)	749	(268)	870
Provision for taxes on realized gains on investments	(3)	—	(3)	—
Net increase (decrease) in net assets resulting from operations	$(73)	$865	$152	$1,064

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$(0.26)	$5.75	$0.53	$7.76
Weighted average shares outstanding	283,876,365	150,356,079	284,098,718	137,129,503
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company's financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operations
Net investment income (loss)	$203	$116	$423	$194
Net realized gain (loss) on investments, foreign currency forward contracts, foreign currency and provision for taxes on realized gains on investments	188	51	162	(77)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	(491)	686	(463)	929
Net change in unrealized gain (loss) on foreign currency	27	12	30	18
Net increase (decrease) in net assets resulting from operations	(73)	865	152	1,064
Stockholder distributions(2)
Distributions to stockholders	(193)	(75)	(372)	(149)
Net decrease in net assets resulting from stockholder distributions	(193)	(75)	(372)	(149)
Capital share transactions(3)
Issuance of common stock	—	3,642	—	3,642
Repurchases of common stock	(14)	—	(23)	—
Net increase (decrease) in net assets resulting from capital share transactions	(14)	3,642	(23)	3,642
Total increase (decrease) in net assets	(280)	4,432	(243)	4,557
Net assets at beginning of period	7,767	3,221	7,730	3,096
Net assets at end of period	$7,487	$7,653	$7,487	$7,653
_______________
(1)See Note 7 for a discussion of these financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(in millions)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$152	$1,064
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(2,872)	(1,747)
Paid-in-kind interest	(62)	(34)
Proceeds from sales and repayments of investments	2,579	1,914
Net realized (gain) loss on investments	(151)	74
Net change in unrealized (appreciation) depreciation on investments(2)	479	(915)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(16)	(2)
Accretion of discount	(50)	(19)
Amortization of deferred financing costs and discount	7	5
Unrealized (gain)/loss on borrowings in foreign currency	(36)	(13)
(Increase) decrease in receivable for investments sold and repaid	69	(152)
(Increase) decrease in income receivable	(37)	(68)
(Increase) decrease in deferred merger costs	—	1
(Increase) decrease in prepaid expenses and other assets	(1)	(5)
Increase (decrease) in payable for investments purchased	25	—
Increase (decrease) in management fees payable	3	29
Increase (decrease) in subordinated income incentive fees payable	3	29
Increase (decrease) in administrative services expense payable	—	3
Increase (decrease) in interest payable	7	40
Increase (decrease) in other accrued expenses and liabilities	(14)	12
Cash acquired in merger	—	293
Other assets acquired from merger net of other assets	—	17
Merger costs capitalized into purchase price	—	(8)
Mark-to-market of merged debt	—	26
Net cash provided by (used in) operating activities	85	544
Cash flows from financing activities
Repurchases of common stock	(23)	—
Stockholder distributions	(355)	(148)
Borrowings under financing arrangements(3)	2,181	1,042
Repayments of financing arrangements(3)	(1,977)	(1,125)
Deferred financing costs paid	(19)	(5)
Net cash provided by (used in) financing activities	(193)	(236)
Total increase (decrease) in cash	(108)	308
Cash, and foreign currency at beginning of period	377	191
Cash, and foreign currency at end of period	$269	$499
Supplemental disclosure
Non-cash purchases of investments	$(518)	$(71)
Non-cash sales of investments	$518	$71
Local and excise taxes paid	$11	$9
______________
(1)For the six months ended June 30, 2021, amount excludes $7,227 of cost of investments acquired from the 2021 Merger.
(2)For the six months ended June 30, 2021, amount excludes $11 of unrealized depreciation on unfunded commitments acquired from the 2021 Merger.
(3)For the six months ended June 30, 2021, amount excludes $3,794 of debt assumed from the 2021 Merger. See Note 9 for a discussion of the Company’s financing arrangements. During the six months ended June 30, 2022 and 2021, the Company paid $146 and $60, respectively, in interest expense on the financing arrangements.
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

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—133.9%
3Pillar Global Inc	(i)(k)(l)	Software & Services	L+575	0.8%	11/23/27		$95.8	$94.9	$93.0
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/26		9.2	9.2	8.9
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/27		30.6	30.6	29.7
48Forty Solutions LLC	(f)(k)(l)(t)(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		183.6	181.9	182.3
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+600	1.0%	11/30/26		10.6	10.6	10.5
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Diversified Financials	9.0%		11/18/23		108.1	79.2	76.4
Accuride Corp	(aa)(l)	Capital Goods	L+525	1.0%	11/17/23		8.9	8.3	7.9
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	L+625	1.0%	5/7/27		38.7	36.9	38.4
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	L+625	1.0%	5/7/27		7.9	7.9	7.9
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/26		3.6	3.6	3.5
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/27		2.2	2.2	2.2
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	933.6	105.8	89.3
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.0	10.0
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$44.0	43.6	43.5
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		12.8	12.8	12.7
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		38.3	38.3	37.9
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/27		1.5	1.3	1.4
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/28		48.5	47.8	47.5
Alacrity Solutions Group LLC	(x)	Insurance	L+525	0.8%	12/22/27		9.3	9.3	9.1
Alera Group Intermediate Holdings Inc	(v)	Insurance	L+550	0.8%	10/2/28		8.9	8.9	8.7
Alera Group Intermediate Holdings Inc	(v)	Insurance	L+550	0.8%	10/2/28		6.2	6.2	6.1
Alera Group Intermediate Holdings Inc	(x)	Insurance	L+550	0.8%	10/2/28		0.3	0.3	0.3
Alera Group Intermediate Holdings Inc	(x)	Insurance	L+550	0.8%	10/2/28		16.4	16.4	16.1
American Vision Partners	(i)(v)	Health Care Equipment & Services	L+575	0.8%	9/30/27		80.5	79.9	79.2
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/26		7.8	7.8	7.7
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/27		33.0	33.0	32.4
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		95.9	95.0	93.9
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		8.4	8.4	8.2
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		67.3	67.3	66.0
Amtek Global Technology Pte Ltd	(ad)(v)(w)(y)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24		€58.6	68.7	28.6
Apex Group Limited	(aa)(v)(w)	Diversified Financials	E+400	0.0%	7/27/28		2.0	2.3	2.0
Apex Group Limited	(aa)(v)(w)	Diversified Financials	L+375	0.5%	7/27/28		$2.5	2.5	2.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Arcfield Acquisition Corp	(i)(v)	Capital Goods	L+575	0.8%	3/10/28		$40.5	$40.1	$39.7
Arcfield Acquisition Corp	(x)	Capital Goods	L+575	0.8%	3/10/27		7.1	7.1	6.9
Arcos LLC/VA	(m)	Software & Services	L+575	1.0%	3/31/28		12.4	12.2	12.1
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	4/20/27		4.50	4.5	4.4
Ardonagh Group Ltd	(v)(w)	Insurance	SA+700	0.8%	7/14/26		£0.8	1.0	1.0
Ardonagh Group Ltd	(w)(x)	Insurance	L+575	1.0%	7/14/26		16.7	22.8	22.0
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.60	30.8	29.4
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.2
Aspect Software Inc	(v)	Software & Services	8.0% PIK (8.0% Max PIK)		7/14/23		$0.3	0.2	0.3
athenahealth Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		6.9	6.8	6.3
athenahealth Inc	(aa)(ac)(x)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		1.2	1.2	1.1
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	L+750	1.0%	9/1/26		41.6	41.6	41.6
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	L+600	1.0%	12/3/27		34.9	34.3	34.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/25		2.5	2.4	2.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/27		2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(m)(t)	Consumer Services	L+575	0.8%	4/28/28		61.8	57.8	61.8
Barbri Inc	(v)	Consumer Services	L+575	0.8%	4/28/28		30.1	30.1	30.1
Barbri Inc	(k)(l)	Consumer Services	L+575	0.8%	4/30/28		34.9	34.6	34.9
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/30/28		14.8	14.8	14.7
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25		21.9	21.8	20.1
Belk Inc	(aa)(ac)(v)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		68.8	43.3	29.1
BGB Group LLC	(f)(i)(k)(l)(m)(t)	Media & Entertainment	L+575	1.0%	8/16/27		111.7	110.7	110.5
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27		19.9	19.9	19.7
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26		75.0	74.4	69.5
Caldic BV	(aa)(v)(w)	Retailing	E+400	0.0%	2/4/29		€0.8	0.9	0.8
Caldic BV	(aa)(v)(w)	Retailing	SF+400	0.5%	2/26/29		$1.4	1.4	1.4
CFC Underwriting Ltd	(v)(w)	Insurance	SF+550, 0.0% PIK (3.0% Max PIK)	0.5%	5/16/29		39.5	38.5	38.4
CFC Underwriting Ltd	(w)(x)	Insurance	SF+550, 0.0% PIK (3.0% Max PIK)	0.5%	5/16/29		5.9	5.8	5.8
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24		7.5	5.2	5.5
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26		277.5	267.4	277.5
Clarience Technologies LLC	(v)	Capital Goods	L+625	1.0%	12/31/26		18.0	17.8	18.0
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/13/24		25.4	25.3	25.4
ClubCorp Club Operations Inc	(aa)(ab)(v)	Consumer Services	L+275	0.0%	9/18/24		23.2	21.4	21.5
Community Brands Inc	(v)	Software & Services	SF+575	0.8%	2/24/28		32.9	32.3	32.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28	$3.9	$3.8	$3.8
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28	1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24	15.0	14.2	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28	27.1	25.5	27.2
Corsearch Intermediate Inc	(v)	Software & Services	L+550	1.0%	4/19/28	2.9	2.9	3.0
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28	4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27	187.8	182.0	187.8
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27	£27.3	36.1	33.2
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28	$11.9	11.9	11.9
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26	34.9	34.9	34.7
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	SF+600	0.8%	4/3/28	126.7	122.6	125.6
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	SF+600	0.8%	4/3/28	11.1	11.1	11.0
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	L+350	1.0%	6/28/24	1.9	1.9	1.9
Element Materials Technology Group US Holdings Inc	(aa)(ab)(v)(w)	Commercial & Professional Services	SF+425	0.5%	4/12/29	1.0	1.0	0.9
Element Materials Technology Group US Holdings Inc	(aa)(ab)(v)(w)	Commercial & Professional Services	E+425	0.0%	4/12/29	€0.3	0.4	0.3
Element Materials Technology Group US Holdings Inc	(aa)(w)(x)	Commercial & Professional Services	SF+425	0.5%	4/12/29	$0.4	0.4	0.4
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.7%	12/13/28	65.1	63.9	62.9
Encora Digital Inc	(x)	Software & Services	L+550	0.7%	12/13/28	19.6	19.4	18.9
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.7	1.0	—
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.6	—	—
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	74.1	73.4	73.3
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	9.9	9.9	9.8
Foundation Consumer Brands LLC	(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	92.3	88.6	93.2
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(v)	Insurance	L+575	0.8%	10/29/28	65.9	65.0	64.4
Foundation Risk Partners Corp	(v)	Insurance	L+550	0.8%	10/29/28	14.3	14.2	14.0
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/27	7.0	6.9	6.8
Frontline Technologies Group LLC	(i)(m)(s)(v)	Software & Services	L+525	1.0%	9/18/23	60.5	58.8	60.5
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	0.0%	6/24/23	7.5	7.5	7.5
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	88.5	88.5	88.5
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	L+500	1.0%	11/12/26	24.4	24.2	24.3
Galway Partners Holdings LLC	(k)(l)(t)(v)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	99.6	97.9	97.0
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.7	11.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	$13.4	$13.3	$13.0
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	L+625	1.0%	6/18/27	166.9	165.5	161.6
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/12/29	171.3	169.6	166.3
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/13/28	9.3	9.3	9.1
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26	194.8	183.8	188.7
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	7.1	6.9	6.8
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	L+575	1.0%	12/3/26	137.0	130.4	130.9
Heniff Transportation Systems LLC	(v)	Transportation	L+625	1.0%	12/3/26	19.3	18.5	18.8
Heniff Transportation Systems LLC	(x)	Transportation	L+575	1.0%	12/3/24	10.7	10.7	10.2
Hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	100.3	95.7	101.8
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26	1.4	1.4	1.5
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26	7.0	6.6	7.0
Higginbotham Insurance Agency Inc	(x)	Insurance	L+550	0.8%	11/25/26	8.9	8.9	9.0
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600 PIK (L+600 Max PIK)	1.0%	6/30/26	34.8	34.8	34.8
HM Dunn Co Inc	(ad)(x)	Capital Goods	L+600 PIK (L+600 Max PIK)	1.0%	6/30/26	2.0	2.0	2.0
Individual FoodService	(m)(s)(v)	Capital Goods	L+625	1.0%	11/22/25	100.9	97.0	101.0
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/24	4.8	4.7	4.8
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/25	4.9	4.9	4.9
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€88.8	101.7	91.7
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$27.8	27.9	29.3
Insight Global LLC	(v)	Commercial & Professional Services	L+600	0.8%	9/22/27	5.8	5.8	5.7
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28	204.3	202.4	200.2
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27	15.3	15.3	15.0
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/28	26.8	26.8	26.3
Integrity Marketing Group LLC	(v)	Insurance	L+550	0.8%	8/27/25	114.2	114.2	112.4
Integrity Marketing Group LLC	(x)	Insurance	L+550	0.8%	8/27/25	10.8	10.8	10.6
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25	125.8	123.5	125.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25	1.2	1.0	1.2
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25	21.7	21.7	21.7
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	12.9	12.9	12.9
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25	22.4	22.4	22.4
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26	184.2	175.6	187.9
Karman Space Inc	(m)(v)	Capital Goods	L+700	1.0%	12/21/25	52.8	50.3	53.1
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25	3.3	3.1	3.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25	$38.3	$37.7	$38.6
Karman Space Inc	(x)	Capital Goods	L+700	1.0%	12/21/25	2.2	2.2	2.2
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(v)	Commercial & Professional Services	L+600	1.0%	11/7/26	216.2	207.7	210.5
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+600	1.0%	11/7/26	85.1	84.4	82.8
Kellermeyer Bergensons Services LLC	(t)(v)	Commercial & Professional Services	L+600	1.0%	11/7/26	54.0	52.3	52.6
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+600	1.0%	11/7/26	15.5	15.4	15.1
Lakefield Veterinary Group	(f)(i)(v)	Health Care Equipment & Services	L+550	0.8%	11/23/28	102.3	101.5	100.2
Lakefield Veterinary Group	(x)	Health Care Equipment & Services	L+550	0.8%	11/23/28	41.8	41.8	40.9
Lakeview Farms Inc	(l)(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	76.8	75.0	73.2
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	5.0	5.0	4.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.3
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	1.8	1.8	1.7
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29	121.5	118.4	120.3
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	8.4	8.4	8.3
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	12.3	12.3	12.2
Lionbridge Technologies Inc	(f)(k)(m)(s)(t)(v)	Consumer Services	SF+700	1.0%	12/29/25	126.0	121.7	127.5
Lipari Foods LLC	(f)(m)(s)(v)	Food & Staples Retailing	SF+575	1.0%	1/6/25	270.3	261.0	270.3
Lloyd's Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	£5.7	7.4	6.7
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	9.3	12.6	12.3
Matchesfashion Ltd	(v)(w)(y)(z)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	$13.1	12.7	6.9
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27	116.8	116.0	115.6
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27	157.7	148.7	156.1
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	L+600	1.0%	1/29/27	11.9	11.9	11.8
Medallia Inc	(v)	Software & Services	L+675 PIK (L+675 Max PIK)	0.8%	10/29/28	171.8	170.2	170.0
Med-Metrix	(v)	Software & Services	L+600	1.0%	9/15/27	50.1	49.7	50.2
Med-Metrix	(v)	Software & Services	L+600	1.0%	9/15/27	6.2	6.2	6.2
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	25.0	25.0	25.0
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	179.7	171.2	166.0
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+750	1.3%	3/29/24	18.7	17.4	12.4
Monitronics International Inc	(v)	Commercial & Professional Services	L+600	1.5%	7/3/24	59.6	57.5	55.8
Monitronics International Inc	(x)	Commercial & Professional Services	L+600	1.5%	7/3/24	10.4	10.4	9.7
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	SF+650	1.0%	12/19/25	4.8	4.5	4.8
Motion Recruitment Partners LLC	(m)(t)(v)	Commercial & Professional Services	L+650	1.0%	12/22/25	54.9	51.1	54.9
Motion Recruitment Partners LLC	(f)(i)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	64.3	64.3	64.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	12/19/25	$59.6	$59.6	$59.6
NBG Home	(v)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	76.9	73.5	48.5
NCI Inc	(v)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24	77.8	76.9	72.4
Net Documents	(v)	Software & Services	L+625	1.0%	6/30/27	24.6	24.4	24.2
Net Documents	(v)	Software & Services	L+625	1.0%	6/30/27	1.6	1.6	1.6
Net Documents	(x)	Software & Services	L+625	1.0%	6/30/27	7.4	7.3	7.3
Net Documents	(x)	Software & Services	L+625	1.0%	6/30/27	1.4	1.4	1.4
New Era Technology Inc	(i)(l)(m)(t)(v)	Software & Services	L+625	1.0%	10/31/26	75.9	74.0	74.9
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26	2.1	2.1	2.1
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	2.6	2.6	2.5
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+575	0.5%	1/13/28	5.7	5.6	5.6
Omnimax International Inc	(i)(k)(l)(m)(v)	Capital Goods	SF+800	1.0%	10/8/26	129.8	123.5	127.7
Omnimax International Inc	(f)(v)	Capital Goods	SF+800	1.0%	10/8/26	65.4	63.6	64.3
One Call Care Management Inc	(aa)(ad)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	5.0	4.7	4.0
Oxford Global Resources LLC	(f)(k)(l)(m)(t)	Commercial & Professional Services	SF+600	1.0%	8/17/27	88.0	87.2	88.0
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	5.0	5.0	5.0
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	15.3	15.3	15.3
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	2.7	2.7	2.7
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	3.7	3.5	3.5
P2 Energy Solutions Inc.	(i)(k)(m)(s)(t)(v)	Software & Services	L+675	1.0%	2/2/26	247.8	233.0	230.9
P2 Energy Solutions Inc.	(x)	Software & Services	L+675	1.0%	1/31/25	11.4	11.4	10.7
Parata Systems	(f)(m)(v)	Health Care Equipment & Services	L+575	1.0%	6/30/27	73.5	73.0	74.2
Parata Systems	(v)	Health Care Equipment & Services	L+575	1.0%	6/30/27	3.7	3.7	3.7
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	18.3	18.3	18.5
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	5.5	5.5	5.5
Parts Town LLC	(v)	Retailing	L+550	0.8%	11/1/28	100.9	99.9	97.8
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28	65.4	64.7	64.5
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/21/26	4.3	4.2	4.2
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28	22.9	22.6	22.5
Peraton Corp	(aa)(v)	Capital Goods	L+375	0.8%	2/1/28	8.8	8.5	8.3
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	108.3	107.3	108.3
Petroplex Acidizing Inc	(ac)(v)(y)(z)	Energy	L+825, 1.8% PIK (1.8% Max PIK)	1.0%	6/30/23	27.7	21.4	13.2
Premium Credit Ltd	(v)(w)	Diversified Financials	SA+650	0.0%	1/16/26	£55.9	73.0	68.0
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	$91.6	88.1	93.8
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	140.1	133.1	142.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24	$0.1	$0.1	$0.1
Production Resource Group LLC	(ad)(x)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	4.0	4.0	4.1
Propulsion Acquisition LLC	(f)(l)(s)(t)(v)	Capital Goods	L+700	1.0%	7/13/24	60.2	57.1	60.8
PSKW LLC	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26	293.3	283.2	293.3
Pure Fishing Inc	(aa)(v)	Consumer Durables & Apparel	L+450	0.0%	12/22/25	33.9	33.3	29.1
Qdoba Restaurant Corp	(aa)(m)(v)	Consumer Services	L+700	1.0%	3/21/25	10.9	10.8	9.6
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26	107.4	101.8	99.3
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26	29.9	29.2	29.9
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26	3.8	3.8	3.8
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26	3.2	3.2	3.2
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	3.2	3.0	2.9
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27	28.7	28.1	26.7
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	2.1	2.1	2.0
RSC Insurance Brokerage Inc	(i)(k)(l)(m)(s)(v)	Insurance	SF+550	0.8%	10/30/26	176.0	170.6	176.0
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	0.8%	10/30/26	39.7	39.1	39.7
RSC Insurance Brokerage Inc	(v)	Insurance	SF+550	0.8%	10/30/26	18.5	18.3	18.5
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26	7.7	7.6	7.7
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26	7.1	7.0	7.1
Safe-Guard Products International LLC	(f)	Diversified Financials	L+500	0.5%	1/27/27	0.1	0.1	0.1
SAMBA Safety Inc	(v)	Software & Services	L+525	1.0%	9/1/27	0.6	0.6	0.6
SAMBA Safety Inc	(x)	Software & Services	L+525	1.0%	9/1/27	1.8	1.8	1.8
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27	6.1	6.1	6.0
SavATree LLC	(v)	Consumer Services	L+550	0.8%	10/12/28	1.9	1.9	1.9
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28	7.6	7.6	7.5
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28	6.3	6.3	6.3
Sequa Corp	(aa)(m)(v)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23	8.3	8.0	8.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25	50.0	50.0	50.0
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25	70.0	10.5	18.0
Sequel Youth & Family Services LLC	(v)	Health Care Equipment & Services	SF+550	1.0%	2/28/27	26.0	25.9	25.3
Sequel Youth & Family Services LLC	(v)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27	21.6	21.4	20.3
SitusAMC Holdings Corp	(k)(l)(v)	Real Estate	L+575	0.8%	12/22/27	76.4	75.7	74.5
Sorenson Communications LLC	(aa)(f)(k)(t)(v)	Telecommunication Services	L+550	0.8%	3/17/26	56.9	54.3	55.8
Source Code LLC	(k)(l)(t)	Software & Services	SF+650	1.0%	6/30/27	53.0	52.1	51.0
Source Code LLC	(x)	Software & Services	SF+650	1.0%	6/30/27	15.3	15.0	14.7
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27	68.6	65.4	68.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		$16.5	$16.5	$16.5
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	C$	33.1	25.9	26.5
Summit Interconnect Inc	(f)(k)(l)(t)(v)	Capital Goods	L+600	1.0%	9/22/28		$137.0	136.2	130.5
Summit Interconnect Inc	(x)	Capital Goods	L+600	1.0%	9/22/28		9.4	9.4	8.9
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	8/9/22		3.0	3.0	3.0
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		5.9	5.8	4.5
Sungard Availability Services Capital Inc	(ac)(x)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	8/9/22		4.0	4.0	4.0
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		72.3	70.1	73.1
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.9	1.9	1.9
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		0.3	0.3	0.3
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.8	3.8	3.8
Tangoe LLC	(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		179.5	163.5	140.0
Tangoe LLC	(m)(s)(v)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		1.0	1.0	0.7
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		9.0	8.3	3.6
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		46.4	46.3	45.7
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		46.1	46.0	45.5
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.6	44.6	43.0
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		4.5	4.5	4.2
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.8	14.5	13.6
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		$17.7	17.7	16.7
Transaction Services Group Ltd	(v)(w)	Software & Services	B+650	0.0%	10/15/26	A$	48.3	33.9	33.4
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26		$126.2	122.6	126.6
Ultra Electronics Holdings PLC	(aa)(ab)(v)(w)	Capital Goods	L+375	0.5%	11/17/28		1.8	1.8	1.7
Ultra Electronics Holdings PLC	(aa)(ab)(v)(w)	Capital Goods	E+375	0.0%	11/17/28		€1.4	1.6	1.3
Warren Resources Inc	(ad)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		$18.5	17.5	18.5
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	SF+600	1.0%	10/4/27		23.6	23.5	23.6
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	SF+600	1.0%	10/29/27		0.7	0.7	0.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/4/27		4.7	4.7	4.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/29/27		6.2	6.2	6.2
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/29/27		1.4	1.4	1.4
Woolpert Inc	(f)(k)(l)(m)(t)	Capital Goods	L+600	1.0%	4/5/28		91.5	85.2	90.9
Woolpert Inc	(v)	Capital Goods	L+600	1.0%	4/5/28		68.9	68.9	68.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28	$3.7	$3.7	$3.6
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28	112.0	111.1	109.7
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28	15.5	15.5	15.2
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28	14.2	14.2	13.9
Total Senior Secured Loans—First Lien							11,188.6	11,104.4
Unfunded Loan Commitments							(1,082.5)	(1,082.5)
Net Senior Secured Loans—First Lien							10,106.1	10,021.9

Senior Secured Loans—Second Lien—17.3%
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+600, 0.0% PIK (16.0% Max PIK)	1.0%	3/16/27	12.3	10.5	3.8
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26	31.9	29.2	31.1
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	26.8	4.2	4.5
Byrider Finance LLC	(u)(v)	Automobiles & Components	SF+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	7/7/23	54.4	54.4	54.7
Caldic BV	(v)(w)	Retailing	SF+725	0.5%	12/30/29	40.0	38.9	38.2
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/25	13.5	12.6	11.9
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29	54.8	51.9	53.9
Ellucian Inc	(v)	Software & Services	L+800	1.0%	10/9/28	179.2	170.6	178.3
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.9	—	—
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25	16.3	15.5	14.2
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	33.5	28.2	0.7
OEConnection LLC	(f)(v)	Software & Services	L+700	0.5%	9/25/27	76.1	75.7	74.1
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	165.8	175.7
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	151.9	145.7	150.7
Pure Fishing Inc	(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	100.0	94.9	89.0
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	296.5	311.4
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	14.8	13.5	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	4.0	3.8
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.1	3.0
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€113.1	121.7	99.3
Total Senior Secured Loans—Second Lien							1,337.6	1,299.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Unfunded Loan Commitments							$(3.1)	$(3.1)
Net Senior Secured Loans—Second Lien							1,334.5	1,295.9

Other Senior Secured Debt—1.5%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	$56.1	42.3	0.9
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.6	78.7
One Call Care Management Inc	(ad)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	24.5	22.7	21.4
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	9.0
Total Other Senior Secured Debt							149.8	110.0

Subordinated Debt—1.1%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	12.8% PIK (12.8% Max PIK)		1/15/27	0.9	0.9	1.0
ATX Networks Corp	(ab)(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	20.8	5.9	15.5
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29	22.6	22.0	21.8
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€135.2	26.9	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	143.2	99.4	—
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				$9.5	8.9	9.2
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				38.7	32.0	32.6
Total Subordinated Debt							196.0	80.1

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—28.2%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate				8,554,983	$14.1	$21.3
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$57.2	55.2	57.2
Abacus JV, Private Equity	(v)(w)	Insurance				49,223,047	48.2	50.9
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				5,397,365	6.3	4.9
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				118,783,852	119.7	141.3
Australis Maritime, Common Stock	(v)(w)	Transportation				50,769,725	49.1	51.7
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Real Estate				41,348,722	41.3	41.3
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials				405,023,756	44.6	42.8
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$23.0	23.0	23.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	118.6	124.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.0	$12.0	$12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$36.1	36.1	35.9
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	28.9
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$42.7	41.9	42.7
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$433.0	309.4	235.4
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$26.0	19.2	26.0
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$19.0	13.6	19.0
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$2.2	1.6	2.2
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				10,152,325	11.8	10.3
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				12,255,274	12.3	14.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				2,967,456	2.9	3.6
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				111,962	0.1	0.1
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$6.6	6.5	6.6
Home Partners JV 2, Structured Mezzanine	(ac)(w)(x)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$10.7	10.7	10.7
Home Partners JV, Common Stock	(ac)(v)(w)	Real Estate				30,500,647	45.5	100.3
Home Partners JV, Private Equity	(ac)(v)(w)	Real Estate				3,793,000	5.0	11.9
Home Partners JV, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$92.9	88.1	92.9
Jet Edge International LLC, Term Loan	(ac)(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$139.9	139.3	144.1
Jet Edge International LLC, Term Loan	(ac)(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	0.7	0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			$79.3	77.8	79.3
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$39.1	39.1	17.4
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials				2,273,508	2.3	2.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	19.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	€7.8	9.2	8.2
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	$12.1	12.1	12.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	€5.9	6.9	6.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	£1.6	2.2	1.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	£2.1	2.9	2.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	$9.1	$9.1	$9.0
Luxembourg Life Fund - Absolute Return Fund II, Structured Mezzanine	(v)(w)	Insurance	SF+750	0.5%	2/10/27	$26.5	26.5	26.2
Music IP, Private Equity	(v)(w)	Media & Entertainment				62,294,586	62.3	70.0
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate				85,000,000	85.0	85.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	20.4%		1/25/27	$8.3	2.5	3.6
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$106.6	106.6	101.3
Opendoor Labs Inc, Structured Mezzanine	(w)(x)	Real Estate	10.0%		4/1/26	$53.4	53.4	50.7
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$33.5	32.9	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate				5,983,135	7.7	6.5
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$52.4	50.3	52.4
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Real Estate				218,855,974	234.1	265.5
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				23,500,000	23.5	25.5
Toorak Capital Funding LLC, Membership Interest	(ad)(v)(w)(y)	Real Estate				1,723,140	1.9	1.7
Total Asset Based Finance							2,241.7	2,236.9
Unfunded commitments							(123.9)	(123.9)
Net Asset Based Finance							2,117.8	2,113.0

Credit Opportunities Partners JV, LLC —20.2%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				$1,637.3	1,571.7	1,512.3
Credit Opportunities Partners JV, LLC							1,571.7	1,512.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—13.9%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.4
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	2.5
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	50.0
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,450,230	2.5	1.9
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	12.3
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	$14.0	$14.0
Arena Energy LP, Warrants	(v)(y)	Energy			2/1/25	68,186,525	0.4	0.9
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	3.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	30.9
Aspect Software Inc, Common Stock	(l)(s)(v)(y)	Software & Services				1,309,955	2.3	1.6
Aspect Software Inc, Warrant	(l)(s)(v)(y)	Software & Services			1/15/24	181,730	0.3	—
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493,473	262.2	254.6
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				3,773	—	—
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	7.4
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	—	3.6
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(aa)(v)(w)(y)	Media & Entertainment			11/24/25	2,023,714	0.0	5.6
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	3.7
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.7	39.5
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(ac)(v)(y)	Food & Staples Retailing				103,091	—	0.0
Fox Head Inc, Common Stock	(j)(v)	Consumer Durables & Apparel				10,000,000	8.0	8.9
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.2
Galaxy Universal LLC, Common Stock	(n)(y)	Consumer Durables & Apparel				228,806	35.5	28.2
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				6,607,174	4.0	1.6
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(v)	Capital Goods				5,000,000	2.2	3.2
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	$—	$—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	9.0
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.4
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.6
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	15,279	191.2	123.3
Maverick Natural Resources LLC, Common Stock	(n)(o)(y)	Energy				259,211	84.5	211.6
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	2.2
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	1.3
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			60,942,677	56.9	59.7
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.4	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(ad)(v)(y)	Health Care Equipment & Services				34,872	2.1	2.2
One Call Care Management Inc, Preferred Stock A	(ad)(v)(y)	Health Care Equipment & Services				371,992	22.8	23.6
One Call Care Management Inc, Preferred Stock B	(ad)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
Petroplex Acidizing Inc, Preferred Stock A	(ac)(v)(y)	Energy				25,389,954	4.9	—
Petroplex Acidizing Inc, Warrant	(ac)(v)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	7.2
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	26.9
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	1.1
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.8
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)	Energy				1,969,418	9.1	10.6
Sequel Youth & Family Services LLC, Class R Common Stock	(n)(y)	Health Care Equipment & Services				900,000	—	—
Sequel Youth & Family Services LLC, NP-1 Common Stock	(n)(y)	Health Care Equipment & Services				1,000,000	4.0	—
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.1	7.1
Sorenson Communications LLC, Trade Claim	(j)(u)(v)(y)	Telecommunication Services				2,000,000	2.0	2.0
Sound United LLC, Common Stock	(v)	Consumer Durables & Apparel				532,768	0.7	7.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	$—	$—
Sungard Availability Services Capital Inc, Common Stock	(ac)(s)(u)(v)(y)	Software & Services				262,516	6.9	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	0.7
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
Versatile Processing Group Inc, Class A - 2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	29.8
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	1.6
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	1.5
Zeta Interactive Holdings Corp, Common Stock	(aa)(v)(y)	Software & Services				3,610,212	30.8	16.3
Total Equity/Other							1,136.8	1,045.0
TOTAL INVESTMENTS—216.1%							$16,612.7	16,178.2
LIABILITIES IN EXCESS OF OTHER ASSETS—(116.1%)								$(8,691.2)
NET ASSETS—100%								$7,487.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at June 30, 2022	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0 Sold	$2.1	$2.1	$0.0
AUD	2/14/2023	JP Morgan Chase Bank	A$	2.2 Sold	1.6	1.5	0.1
CAD	11/10/2022	JP Morgan Chase Bank	C$	1.5 Sold	1.2	1.1	0.1
CAD	1/11/2023	JP Morgan Chase Bank	C$	1.5 Sold	1.2	1.2	0.0
CAD	7/5/2023	JP Morgan Chase Bank	C$	1.9 Sold	1.5	1.5	0.0
CAD	7/5/2023	JP Morgan Chase Bank	C$	1.4 Sold	1.1	1.1	0.0
CAD	11/15/2024	JP Morgan Chase Bank	C$	4.0 Sold	3.2	3.1	0.1
EUR	9/12/2022	JP Morgan Chase Bank	€	10.0 Sold	11.7	10.5	1.2
EUR	10/17/2022	JP Morgan Chase Bank	€	11.6 Sold	12.3	12.2	0.1
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.4	0.3
EUR	2/23/2024	JP Morgan Chase Bank	€	42.3 Sold	49.1	46.0	3.1
EUR	8/8/2025	JP Morgan Chase Bank	€	4.8 Sold	5.7	5.3	0.4
EUR	8/8/2025	JP Morgan Chase Bank	€	1.9 Sold	2.3	2.1	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.4	0.5
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.1	0.5
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.2	0.6
GBP	1/11/2023	JP Morgan Chase Bank	£	5.0 Sold	6.6	6.1	0.5
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4 Sold	1.9	1.7	0.2
GBP	10/13/2023	JP Morgan Chase Bank	£	6.2 Sold	8.5	7.6	0.9
NOK	8/8/2025	JP Morgan Chase Bank	NOK	45.0 Sold	4.8	4.6	0.2
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0 Sold	60.2	50.0	10.2
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5 Sold	4.1	3.4	0.7
SEK	5/10/2024	JP Morgan Chase Bank	SEK	68.0 Sold	8.1	6.8	1.3
SEK	5/10/2024	JP Morgan Chase Bank	SEK	250.0 Sold	26.3	24.8	1.5
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	11.9	1.4
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8 Sold	3.1	2.8	0.3
Total					$241.9	$217.5	$24.4

_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.29%, the Euro Interbank Offered Rate, or EURIBOR, was (0.20)%, Canadian Dollar Offer Rate, or CDOR was 2.76%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 1.86%, the Reykjavik Interbank Offered Rate, or REIBOR, was 5.49%, the Stockholm Interbank Offered Rate, or STIBOR or "SR", was 0.80%, the Sterling Interbank Offered Rate, or SONIA or "SA", was 1.19%, the Secured Overnight Financing Rate, or SOFR, was 2.12% and the U.S. Prime Lending Rate, or Prime, was 4.75%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

(c)Denominated in U.S dollars unless otherwise noted.
(d)Fair value determined by the Company’s board of directors (see Note 8).
(e)Listed investments may be treated as debt for GAAP or tax purposes.
(f)Security or portion thereof held within Ambler Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 9).
(g)Security or portion thereof held within CCT Dublin Funding Limited.
(h)Security held within CCT Holdings II, LLC, a wholly-owned subsidiary of the Company.
(i)Security or portion thereof held within CCT Tokyo Funding LLC and pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation (see Note 9).
(j)Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the senior secured revolving credit facility (see Note 9).
(k)Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).
(l)Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).
(m)Security or portion thereof held within FS KKR MM CLO 1 LLC (see Note 9).
(n)Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.
(o)Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.
(p)Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(q)Security held within IC Arches Investments, LLC, a wholly-owned subsidiary of the Company.
(r)Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.
(s)Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 9).
(t)Security or portion thereof held within Meadowbrook Run LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Morgan Stanley Senior Funding, Inc. (see Note 9).
(u)Security or portion thereof held within Race Street Funding LLC. Security is available as collateral to support the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(v)Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(w)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2022, 76.5% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company's fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of June 30, 2022.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of June 30, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affordable Care Inc	59.9	4.8	(21.1)	—	(0.6)	43.0	1.8	—	—	—
athenahealth Inc	—	6.8	—	—	(0.6)	6.2	0.1	—	0.2	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Belk Inc	$49.2	$3.9	$(0.6)	$(0.2)	$(23.2)	$29.1	$3.9	$2.7	$—	$—
Belk Inc	21.9	0.1	—	—	(1.9)	20.1	1.0	—	—	—
Borden (New Dairy Opco)	9.0	—	(9.0)	0.6	(0.6)	—	0.1	—	0.3	—
Borden (New Dairy Opco)	42.0	0.1	(42.0)	1.7	(1.8)	—	0.9	—	1.3	—
Borden Dairy Co	—	—	—	(25.4)	25.4	—	—	—	—	—
Constellis Holdings LLC	15.0	0.2	—	—	(0.2)	15.0	0.8	—	—	—
Fairway Group Holdings Corp	0.7	—	—	—	(0.7)	—	—	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings LLC	51.0	5.7	(51.7)	—	(5.0)	—	0.2	0.3	—	—
Petroplex Acidizing Inc	9.7	—	(0.6)	—	4.1	13.2	—	—	—	—
Sorenson Communications LLC(4)	60.1	—	(56.9)	—	(3.2)	—	—	—	—	—
Sungard Availability Services Capital Inc	6.0	0.1	—	—	(1.6)	4.5	—	—	—	—
Sungard Availability Services Capital Inc	—	3.0	—	—	—	3.0	0.1	0.1	0.2	—
ThermaSys Corp	3.5	—	—	—	0.1	3.6	—	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	6.7	—	—	—	(2.2)	4.5	—	—	—	—
Constellis Holdings LLC	12.0	0.1	—	—	(0.2)	11.9	0.9	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sungard Availability Services Capital Inc	8.3	—	(0.2)	—	(8.1)	—	—	—	—	—
Subordinated Debt
athenahealth Inc	—	5.5	(4.7)	(0.8)	—	—	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	90.4	5.1	(2.6)	—	—	92.9	0.1	5.0	—	—
Home Partners JV, Private Equity	9.4	—	(0.3)	(0.1)	2.9	11.9	—	—	—	0.7
Home Partners JV, Common Stock	80.6	0.1	(2.2)	—	21.8	100.3	—	—	—	4.3
Home Partners JV 2, Structured Mezzanine	3.5	3.1	—	—	—	6.6	—	0.2	—	—
Home Partners JV 2, Private Equity	0.1	—	—	—	—	0.1	—	—	—	—
Home Partners JV 2, Private Equity	1.6	1.4	—	—	0.6	3.6	—	—	—	—
Jet Edge International LLC, Preferred Stock	16.8	—	(30.1)	9.2	4.1	—	0.7	—	—	—
Jet Edge International LLC, Warrant	4.5	—	(15.4)	15.4	(4.5)	—	—	—	—	1.5
Jet Edge International LLC, Term Loan	75.6	75.8	(12.3)	(0.1)	5.1	144.1	6.5	1.2	0.3	—
Orchard Marine Limited, Class B Common Stock	—	—	—	(3.1)	3.1	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	64.6	—	(65.4)	3.4	(2.6)	—	—	—	—	—
Equity/Other
Affordable Care Inc, Preferred Stock	52.1	—	—	—	(2.1)	50.0	—	2.8	—	—
athenahealth Inc, Preferred Stock	—	311.3	(47.5)	(1.6)	(7.6)	254.6	—	12.9	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Borden (New Dairy Opco), Common Stock	$7.7	$—	$—	$—	$(0.3)	$7.4	$—	$—	$—	$—
Constellis Holdings LLC, Private Equity	0.2	—	—	—	(0.2)	—	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.4	—	—	—	(0.2)	1.2	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	(0.1)	(0.5)	0.6	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	0.1	—	—	(0.6)	0.5	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	0.4	—	(0.4)	0.2	(0.2)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	11.9	—	(11.9)	11.9	(11.9)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	6.2	—	(6.2)	6.2	(6.2)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	—	—	—	—	—	—	—	—	—
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	0.1	0.1	—	—	0.9	1.1	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.3	—	—	—	0.2	9.5	—	—	—	—
Sorenson Communications LLC, Common Stock(4)	67.5	—	(65.4)	22.9	(25.0)	—	—	—	—	—
Sungard Availability Services Capital Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Total	$859.0	$427.2	$(446.6)	$39.1	$(41.3)	$837.4	$17.2	$25.2	$2.3	$6.5
______________
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Interest, PIK, fee and dividend income presented for the full six months ended June 30, 2022.
(4)The Company held this investment as of June 30, 2022 but it was not deemed to be an “affiliated person” of the portfolio company as of June 30, 2022. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2022, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" and deemed to "control". During the six months ended June 30, 2022, the Company disposed of investments in portfolio companies of which it was deemed to be an "affiliated person" and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of June 30, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Amtek Global Technology Pte Ltd	$34.8	$—	$—	$—	$(6.2)	$28.6	$—	$—	$—	$—
ATX Networks Corp	46.8	0.3	(5.5)	—	—	41.6	1.0	1.0	—	—
HM Dunn Co Inc	33.6	1.2	—	—	—	34.8	—	1.2	—	—
HM Dunn Co Inc	2.0	—	(2.0)	—	—	—	—	—	—	—
One Call Care Management Inc	5.0	—	—	—	(1.0)	4.0	0.2	—	—	—
Production Resource Group LLC	133.3	8.2	—	—	1.4	142.9	4.1	4.0	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	64.4	28.3	(0.4)	—	1.6	93.9	3.6	1.4	0.3	—
Production Resource Group LLC	20.2	—	(20.1)	—	(0.1)	—	—	—	—	—
Warren Resources Inc	18.7	0.3	(0.2)	—	(0.3)	18.5	1.1	0.1	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	—	—	—	(39.1)	39.1	—	—	—	—	—
Other Senior Secured Debt
JW Aluminum Co	81.0	0.1	—	—	(2.4)	78.7	4.0	—	—	—
One Call Care Management Inc	23.5	1.1	—	—	(3.2)	21.4	0.1	1.0	—	—
Subordinated Debt
ATX Networks Corp	7.1	1.1	—	—	7.3	15.5	—	—	—	—
Hilding Anders	46.6	—	—	—	(46.6)	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	57.2	0.1	—	—	(0.1)	57.2	2.3	0.9	—	—
801 5th Ave, Seattle, Private Equity	23.1	—	—	—	(1.8)	21.3	—	—	—	—
Avenue One PropCo, Private Equity	—	41.3	—	—	—	41.3	—	—	—	—
Avida Holding AB, Common Stock	52.3	—	—	—	(9.5)	42.8	—	—	—	—
Kilter Finance, Preferred Stock	36.1	43.2	—	—	—	79.3	2.6	1.9	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	1.4	0.9	—	—	—	2.3	—	—	—	0.5
My Community Homes PropCo 2, Private Equity	33.0	157.0	(105.0)	—	—	85.0	—	—	—	—
Prime St LLC, Private Equity	9.1	—	—	—	(2.6)	6.5	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Prime St LLC, Structured Mezzanine	$52.4	$—	$(0.1)	$—	$0.1	$52.4	$1.4	$1.6	$—	$—
Toorak Capital Funding LLC, Membership Interest	1.7	—	—	—	—	1.7	—	—	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	199.3	76.0	—	—	(9.8)	265.5	—	—	—	8.6
Roemanu LLC (FKA Toorak Capital Partners LLC), Structured Mezzanine	22.0	32.0	(54.0)	—	—	—	—	0.6	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.2	175.0	—	—	(58.9)	1,512.3	—	—	—	101.2
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock		—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	7.1	—	—	—	1.9	9.0	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	2.6	2.6	—	—	—	—
JW Aluminum Co, Preferred Stock	122.6	13.3	—	—	(12.6)	123.3	0.6	10.8	—	—
One Call Care Management Inc, Common Stock	2.4	—	—	—	(0.2)	2.2	—	—	—	—
One Call Care Management Inc, Preferred Stock A	26.1	—	—	—	(2.5)	23.6	—	—	—	—
One Call Care Management Inc, Preferred Stock B	9.2	—	—	—	(1.5)	7.7	—	0.3	—	—
PRG III LLC, Preferred Stock, Series A PIK	17.4	—	—	—	9.5	26.9	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Common Stock(4)	77.5	—	(17.3)	—	(60.2)	—	—	—	—	—
Warren Resources Inc, Common Stock	20.4	—	—	—	9.4	29.8	—	—	—	—
Total	$2,684.1	$579.4	$(204.6)	$(39.1)	$(146.6)	$2,873.2	$21.0	$24.8	$0.3	$110.3
______________
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Interest, PIK, fee and dividend income presented for the full six months ended June 30, 2022.
(4)The Company held this investment as of June 30, 2022 but it was not deemed to be an “control” of the portfolio company as of June 30, 2022. Transfers in or out have been presented at amortized cost.

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Barbri Inc	(k)(l)	Consumer Services	L+575	0.8%	4/30/28	$35.1	$34.8	$34.8
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/30/28	14.8	14.8	14.6
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25	21.9	21.7	21.9
Belk Inc	(aa)(ac)(v)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	66.7	40.2	49.2
BGB Group LLC	(f)(i)(k)(l)(m)(t)(v)	Media & Entertainment	L+575	1.0%	8/16/27	118.6	117.5	118.0
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27	19.9	19.9	19.8
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25	42.0	40.2	42.0
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25	9.0	8.4	9.0
Borden Dairy Co	(ac)(v)(y)(z)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	65.0	25.4	—
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26	75.0	74.3	69.3
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24	7.5	5.5	3.6
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	L+625	1.0%	12/14/26	268.0	257.2	270.7
Clarience Technologies LLC	(v)	Capital Goods	L+625	1.0%	12/31/26	18.1	17.6	18.4
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/13/24	25.4	25.2	25.4
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/31/26	10.8	10.8	11.1
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24	15.0	14.0	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28	30.1	28.3	30.1
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28	4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27	188.7	182.5	188.7
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27	£27.4	36.3	37.1
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28	$11.9	11.9	11.9
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26	34.9	34.9	34.6
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	90.3	86.1	90.4
Dental Care Alliance Inc	(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	8.7	8.7	8.7
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	L+625	0.8%	3/12/27	13.6	13.6	13.7
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Capital Goods	L+350	1.0%	6/28/24	1.9	1.9	1.9
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.5%	12/13/28	81.3	79.7	79.7
Encora Digital Inc	(x)	Software & Services	L+550	0.5%	12/13/28	19.6	19.4	19.2
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.4	0.4	0.4
Entertainment Benefits Group LLC	(f)(k)(l)(m)(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	64.0	59.1	61.7
Entertainment Benefits Group LLC	(x)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	10.2	9.6	9.9
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.7	1.0	0.7
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.6	—	—
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	74.4	73.7	74.1
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	9.9	9.9	9.8
Foundation Consumer Brands LLC	(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	97.1	93.0	98.0
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25	$2.8	$2.6	$2.8
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	16.7	16.7	16.9
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	11.3	11.3	11.3
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26	186.6	177.1	190.3
Karman Space Inc	(m)(v)	Capital Goods	L+675	1.0%	12/21/25	92.4	88.8	94.2
Karman Space Inc	(v)	Capital Goods	L+675	1.0%	12/21/25	4.4	4.2	4.4
Karman Space Inc	(x)	Capital Goods	L+675	1.0%	12/21/25	1.1	1.1	1.1
KBP Investments LLC	(v)	Food & Staples Retailing	L+500	0.8%	5/26/27	23.6	22.9	23.3
KBP Investments LLC	(x)	Food & Staples Retailing	L+500	0.8%	5/26/27	3.9	3.9	3.8
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+575	1.0%	11/7/26	341.7	329.6	342.8
Kellermeyer Bergensons Services LLC	(x)	Commercial & Professional Services	L+575	1.0%	11/7/26	31.0	31.0	31.1
Lakefield Veterinary Group	(f)(i)(v)	Consumer Services	L+550	0.8%	11/23/28	115.6	114.5	114.6
Lakefield Veterinary Group	(x)	Consumer Services	L+550	0.8%	11/23/28	56.3	56.3	55.7
Lakeview Farms Inc	(l)(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	77.0	75.1	76.5
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	3.4	3.4	3.4
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	3.4	3.4	3.4
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	106.8	103.3	107.8
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	10.3	10.3	10.4
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	5.4	5.4	5.4
Lionbridge Technologies Inc	(f)(k)(s)(t)	Consumer Services	L+700	1.0%	12/29/25	68.9	64.0	70.3
Lipari Foods LLC	(f)(m)(s)(v)	Food & Staples Retailing	L+575	1.0%	1/6/25	272.0	261.2	272.0
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	£15.0	20.0	19.7
Matchesfashion Ltd	(v)(w)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	$12.9	12.4	8.2
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27	231.0	220.3	231.7
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	L+600	1.0%	1/29/27	56.7	56.7	56.9
Medallia Inc	(v)	Software & Services	L+675 PIK (L+675 Max PIK)	0.8%	10/29/28	147.9	146.5	146.5
Med-Metrix	(v)	Software & Services	L+600	1.0%	9/15/27	62.4	61.8	61.9
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	31.3	31.3	31.0
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	180.6	171.4	178.6
Micronics Filtration Holdings Inc	(ac)(v)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	51.4	46.0	51.0
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+650	1.3%	3/29/24	18.8	17.2	17.7
Monitronics International Inc	(v)	Commercial & Professional Services	L+500	1.5%	7/3/24	47.3	44.8	45.1
Monitronics International Inc	(x)	Commercial & Professional Services	L+500	1.5%	7/3/24	22.7	22.7	21.6
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/19/25	4.8	4.5	4.7
Motion Recruitment Partners LLC	(f)(i)(m)(t)(v)	Commercial & Professional Services	L+650	1.0%	12/22/25	119.9	115.5	118.4
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	L+650	1.0%	12/19/25	59.6	59.6	58.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
NBG Home	(v)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	$67.7	$67.6	$53.3
NCI Inc	(v)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24	78.8	77.7	72.0
Net Documents	(v)	Software & Services	L+650	1.0%	6/30/27	24.6	24.4	24.3
Net Documents	(v)	Software & Services	L+675	1.0%	6/30/27	0.9	0.9	0.9
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	2.1	2.1	2.0
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	7.4	7.3	7.3
New Era Technology Inc	(i)(l)(m)(t)(v)	Software & Services	L+625	1.0%	10/31/26	82.5	78.6	82.1
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26	1.6	1.5	1.6
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	13.8	13.8	13.7
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	3.1	3.1	3.1
Omnimax International Inc	(f)(i)(k)(l)(m)(v)	Capital Goods	L+725	1.0%	10/8/26	218.5	209.2	217.0
One Call Care Management Inc	(aa)(ad)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	5.0	4.7	5.0
Oxford Global Resources LLC	(f)(k)(l)(m)(t)	Commercial & Professional Services	L+600	1.0%	8/17/27	88.4	87.6	88.2
Oxford Global Resources LLC	(v)	Commercial & Professional Services	L+600	1.0%	8/17/27	4.0	4.0	4.0
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	1.0%	8/17/27	15.3	15.3	15.3
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	1.0%	8/17/27	3.7	3.7	3.7
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	4.6	4.3	4.2
P2 Energy Solutions Inc.	(f)(i)(k)(m)(s)(t)(v)	Software & Services	L+675	1.0%	2/2/26	249.1	232.7	232.0
P2 Energy Solutions Inc.	(x)	Software & Services	L+675	1.0%	1/31/25	10.6	10.6	9.9
Parata Systems	(f)(m)(v)	Health Care Equipment & Services	L+575	1.0%	6/30/27	73.9	73.4	74.1
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	22.0	22.0	22.1
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	5.5	5.5	5.5
Parts Town LLC	(v)	Retailing	L+550	0.8%	11/1/28	87.4	86.6	86.6
Parts Town LLC	(x)	Retailing	L+550	0.8%	11/1/28	63.9	63.9	63.3
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28	65.8	65.0	64.7
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/24/26	4.3	4.2	4.2
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28	22.9	22.6	22.5
Peraton Corp	(aa)(v)	Capital Goods	L+375	0.8%	2/1/28	9.0	8.7	9.0
Performance Health Holdings Inc	(f)(i)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	120.7	119.5	120.2
Petroplex Acidizing Inc	(ac)(v)(y)(z)	Energy	L+825, 1.8% PIK (1.8% Max PIK)	1.0%	6/30/23	27.0	22.0	9.7
Polyconcept North America Inc	(aa)(v)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23	22.8	22.6	22.7
Premium Credit Ltd	(v)(w)	Diversified Financials	L+650	0.0%	1/16/26	£55.9	72.6	75.7
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	$64.4	60.2	64.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	133.3	124.9	133.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24	20.2	20.1	20.2
Production Resource Group LLC	(ad)(x)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24	10.1	10.1	10.1
Propulsion Acquisition LLC	(f)(l)(s)(t)(v)	Capital Goods	L+700	1.0%	7/13/24	60.5	56.8	61.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
PSKW LLC	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26		$294.7	$283.5	$294.7
Qdoba Restaurant Corp	(aa)(m)(v)	Consumer Services	L+700	1.0%	3/21/25		10.9	10.8	10.8
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26		126.8	120.7	124.1
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26		23.0	22.4	23.3
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26		3.2	3.2	3.2
Revere Superior Holdings, Inc	(v)	Software & Services	L+575	1.0%	9/30/26		3.3	3.3	3.4
Revere Superior Holdings, Inc	(x)	Software & Services	L+575	1.0%	9/30/26		7.4	7.4	7.5
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		2.8	2.6	2.7
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		28.8	28.1	28.2
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		2.5	2.5	2.5
RSC Insurance Brokerage Inc	(f)(i)(k)(l)(m)(s)(v)	Insurance	L+550	0.8%	10/30/26		277.8	268.1	280.6
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	0.8%	10/30/26		4.1	4.0	4.1
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26		16.1	16.1	16.3
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26		3.6	3.6	3.6
Safe-Guard Products International LLC	(f)(m)(t)	Diversified Financials	L+500	0.5%	1/27/27		45.1	42.5	45.1
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27		2.4	2.4	2.4
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27		6.1	6.1	6.0
SavATree LLC	(v)	Consumer Services	L+550	0.8%	10/12/28		1.9	1.8	1.9
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28		7.6	7.6	7.6
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28		6.3	6.3	6.3
Sequa Corp	(aa)(m)(v)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		16.0	15.4	16.2
Sequa Corp	(v)	Capital Goods	L+900, 0.0% PIK (9.5% Max PIK)	1.0%	7/31/25		16.4	16.0	17.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	L+800	1.0%	9/1/23		170.0	106.4	51.6
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	L+700	1.0%	9/1/23		29.2	19.3	8.9
Sequel Youth & Family Services LLC	(v)	Health Care Equipment & Services	L+700	1.0%	9/1/23		36.0	36.0	36.0
Sequel Youth & Family Services LLC	(x)	Health Care Equipment & Services	L+700	1.0%	9/1/23		6.0	6.0	6.0
SitusAMC Holdings Corp	(k)(l)(v)	Real Estate	L+575	0.8%	12/22/27		95.4	94.5	94.4
Sorenson Communications LLC	(aa)(ac)(f)(k)(t)(v)	Telecommunication Services	L+550	0.8%	3/17/26		59.9	56.9	60.1
Source Code LLC	(k)(l)(t)	Software & Services	L+650	1.0%	6/30/27		53.3	52.3	52.2
Source Code LLC	(x)	Software & Services	L+650	1.0%	6/30/27		15.3	15.0	15.0
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27		60.7	57.3	61.3
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	C$	35.8	28.0	29.1
Summit Interconnect Inc	(f)(k)(l)(t)(v)	Capital Goods	L+600	1.0%	9/22/28		$107.9	106.8	106.9
Summit Interconnect Inc	(x)	Capital Goods	L+600	1.0%	9/22/28		48.7	48.7	48.2
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		5.8	5.7	6.0
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		55.8	53.3	56.3
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.8	1.8	1.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		$17.2	$17.2	$17.3
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.9	3.9	3.9
Tangoe LLC	(f)(i)(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		190.2	171.5	147.2
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		8.5	8.3	3.5
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.5	48.4	47.7
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.3	48.1	47.4
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.8	44.8	44.8
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		5.3	5.3	5.3
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		13.7	13.7	13.6
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		4.5	4.5	4.5
Time Manufacturing Co	(x)	Capital Goods	E+650	0.8%	12/1/27		€15.0	17.0	17.2
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26		£13.9	17.7	18.3
Transaction Services Group Ltd	(v)(w)	Software & Services	B+650	0.0%	10/15/26	A$	80.3	55.7	57.0
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26		$126.2	122.2	123.1
Warren Resources Inc	(ad)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		18.7	17.4	18.7
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	L+625	1.0%	10/4/27		15.1	15.0	15.1
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	L+625	1.0%	10/4/27		0.7	0.7	0.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/4/27	13.2		13.2	13.2
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/4/27		1.0	1.0	1.0
Woolpert Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	L+600	1.0%	4/5/28	139.2		132.5	141.2
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28	25.6		25.6	25.9
Total Senior Secured Loans—First Lien								11,165.5	11,236.1
Unfunded Loan Commitments								(1,470.4)	(1,470.4)
Net Senior Secured Loans—First Lien								9,695.1	9,765.7

Senior Secured Loans—Second Lien—20.1%
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+600	1.0%	3/16/27		11.3	10.5	6.4
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26		44.9	40.8	44.3
Amtek Global Technology Pte Ltd	(ad)(v)(w)(y)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24		€34.7	39.1	—
Apex Group Limited	(v)(w)	Diversified Financials	L+675	0.5%	7/27/29		$8.0	7.9	8.0
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25		25.5	4.2	6.7
Byrider Finance LLC	(u)(v)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22		54.3	52.8	54.4
Constellis Holdings LLC	(ac)(f)(v)	Capital Goods	L+1,100, 0.0% PIK (10.0% Max PIK)	1.0%	3/27/25		13.5	12.5	12.0
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29		54.8	51.8	55.6
Datatel Inc	(v)	Software & Services	L+800	1.0%	10/9/28		179.2	170.1	184.6
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24		6.9	—	—
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	L+500	1.0%	11/1/26		36.2	35.8	35.8
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25		21.8	20.5	21.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	$31.4	$28.2	$8.5
OEConnection LLC	(f)(v)	Software & Services	L+825	0.0%	9/25/27	27.0	26.6	26.5
OEConnection LLC	(v)	Software & Services	L+700	0.5%	9/25/27	49.0	49.0	48.1
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	165.3	178.5
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	156.4	149.9	158.7
Petrochoice Holdings Inc	(v)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.4	57.6
Polyconcept North America Inc	(v)	Household & Personal Products	11.0% PIK (11.0% Max PIK)		2/16/24	10.0	9.9	10.0
Pure Fishing Inc	(f)(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	177.0	170.6	168.1
Sequa Corp	(aa)(m)(v)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	5.9	5.7	5.9
SIRVA Worldwide Inc	(aa)(v)	Commercial & Professional Services	L+950	0.0%	8/3/26	6.5	5.4	5.7
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	295.8	317.6
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	14.6	13.7	8.3
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	SA+800	0.0%	10/1/29	£9.3	12.3	12.2
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€6.2	7.2	6.8
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€112.8	120.9	120.9
Total Senior Secured Loans—Second Lien							1,571.6	1,563.7
Unfunded Loan Commitments							(7.2)	(7.2)
Net Senior Secured Loans—Second Lien							1,564.4	1,556.5

Other Senior Secured Debt—1.6%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	53.4	42.3	5.2
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.5	81.0
One Call Care Management Inc	(ad)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	23.5	21.6	23.5
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	10.0
Total Other Senior Secured Debt							148.6	119.7

Subordinated Debt—1.4%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	12.8% PIK (12.8% Max PIK)		1/15/27	0.9	0.9	1.0
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods	10.0% PIK (10.0% Max PIK)		8/9/28	18.3	4.8	7.1
ClubCorp Club Operations Inc	(aa)(v)	Consumer Services	8.5%		9/15/25	37.3	35.4	35.7
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29	21.6	20.9	20.9
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€24.8	26.9	—
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				110.5	—	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	134.4	99.4	46.6
Total Subordinated Debt							188.3	111.3

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials				1,387,913	$1.4	$1.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	19.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	€7.8	9.2	8.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	$12.1	12.1	12.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	€5.9	6.9	6.7
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	£1.6	2.2	2.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	£2.1	2.9	2.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	$9.1	9.1	9.1
My Community Homes SFR PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate				33,000,000	33.0	33.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	19.5%		1/25/27	$8.3	2.5	4.2
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$71.1	71.1	71.1
Opendoor Labs Inc, Structured Mezzanine	(w)(x)	Real Estate	10.0%		4/1/26	$88.9	88.9	88.9
Orchard Marine Limited, Class B Common Stock	(ac)(v)(w)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(ac)(v)(w)(y)	Transportation				62,976	62.0	64.6
Pretium Partners LLC P1, Structured Mezzanine	(v)(w)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.2	6.8
Pretium Partners LLC P2, Private Equity	(v)(w)(y)	Real Estate				16,772,368	16.4	16.4
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$33.5	32.9	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate				5,983,135	7.7	9.1
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$52.4	50.4	52.4
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				23,500,000	23.5	24.3
Toorak Capital Funding LLC, Membership Interest	(ad)(v)(w)(y)	Real Estate				1,723,140	1.9	1.7
Toorak Capital Partners LLC, Private Equity	(ad)(v)	Real Estate				158,139,270	158.1	199.3
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(v)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$22.0	22.0	22.0
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(x)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$8.0	8.0	8.0
Total Asset Based Finance							2,380.9	2,493.9
Unfunded Asset Based Finance Commitments							(248.9)	(248.9)
Net Asset Based Finance							2,132.0	2,245.0

Credit Opportunities Partners JV, LLC—18.1%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				1,462.3	1,396.7	1,396.2
Total Credit Opportunities Partners JV, LLC							1,396.7	1,396.2

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.7%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	0.2	0.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	$1.5	$1.7
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	52.1
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,450,230	2.5	2.4
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	14.0	15.5
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				16,450	—	2.8
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				116,814	0.2	0.5
Ardonagh Ltd, Preferred Stock	(v)(w)(y)	Insurance				6,113,719	9.1	22.0
Arena Energy LP, Warrants	(v)(y)	Energy				68,186,525	0.4	0.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	19.8
Aspect Software Inc, Common Stock	(l)(s)(v)(y)	Software & Services				1,309,955	2.3	2.7
Aspect Software Inc, Warrant	(l)(s)(v)(y)	Software & Services			1/15/24	181,730	0.3	0.3
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				3,483	—	—
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	7.7
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	0.0	5.2
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	—
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	4.2
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	0.2
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.6	42.3
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(ac)(v)(y)	Food & Staples Retailing				103,091	—	—
Fox Head Inc, Common Stock	(j)(v)(y)	Consumer Durables & Apparel				10,000,000	8.0	10.9
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.4
Galaxy Universal LLC, Common Stock	(v)(y)	Consumer Durables & Apparel				228,806	35.5	35.5
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				27,256,114	16.4	16.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	$—	$—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(v)	Capital Goods				5,000,000	2.2	3.3
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	0.0	—
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	7.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.5
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	—
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	15,279	177.9	122.6
Maverick Natural Resources LLC, Common Stock	(n)(o)(y)	Energy				259,211	84.5	143.6
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	1.6
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	3.9
Micronics Filtration Holdings Inc, Common Stock	(ac)(v)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(ac)(v)(y)	Capital Goods				55	0.6	0.1
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(ac)(v)(y)	Capital Goods				23	0.2	0.4
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(ac)(v)(y)	Capital Goods				112,780	—	11.9
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(ac)(v)(y)	Capital Goods				54,000	—	6.2
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			79,782,377	73.5	78.9
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(ad)(v)(y)	Health Care Equipment & Services				34,872	2.1	2.4
One Call Care Management Inc, Preferred Stock A	(ad)(v)(y)	Health Care Equipment & Services				371,992	22.8	26.1
One Call Care Management Inc, Preferred Stock B	(ad)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	9.2
Petroplex Acidizing Inc, Preferred Stock A	(ac)(v)(y)	Energy				25,138,631	4.9	—
Petroplex Acidizing Inc, Warrant	(ac)(v)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products				30,000	3.0	4.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	17.4
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	$33.4	$0.1
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.3
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)(y)	Energy				1,969,418	9.1	9.9
Sorenson Communications LLC, Common Stock	(ac)(j)(u)(v)(y)	Telecommunication Services				89,959	42.5	67.5
Sound United LLC, Common Stock	(ad)(v)	Consumer Durables & Apparel				12,857,143	17.3	77.5
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(ac)(s)(u)(v)(y)	Software & Services				262,516	6.9	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.1
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
Versatile Processing Group Inc, Class A - 2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	20.4
Zeta Interactive Holdings Corp, Common Stock	(aa)(v)(y)	Software & Services				3,610,212	30.8	30.4
Total Equity/Other							931.6	907.1
TOTAL INVESTMENTS—208.3%							$16,056.7	16,101.5
LIABILITIES IN EXCESS OF OTHER ASSETS—(108.3%)								(8,371.5)
NET ASSETS—100%								$7,730.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction		US$ Value at Settlement Date	US$ Value at December 31, 2021	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3 Sold	$2.1	$2.2	$(0.1)
AUD	2/14/2023	JP Morgan Chase Bank	A$	2.2 Sold	1.6	1.6	—
CAD	6/7/2022	JP Morgan Chase Bank	$	1.4 Sold	1.1	1.1	—
CAD	6/7/2022	JP Morgan Chase Bank	$	1.9 Sold	1.5	1.5	—
CAD	11/10/2022	JP Morgan Chase Bank	$	1.5 Sold	1.2	1.1	0.1
CAD	11/15/2024	JP Morgan Chase Bank	$	4.0 Sold	3.2	3.1	0.1
EUR	5/6/2022	JP Morgan Chase Bank	€	6.1 Sold	7.5	7.0	0.5
EUR	5/6/2022	JP Morgan Chase Bank	€	1.6 Sold	2.0	1.8	0.2
EUR	5/6/2022	JP Morgan Chase Bank	€	0.7 Sold	0.9	0.8	0.1
EUR	5/6/2022	JP Morgan Chase Bank	€	2.2 Sold	2.7	2.5	0.2
EUR	5/6/2022	JP Morgan Chase Bank	€	0.9 Sold	1.2	1.1	0.1
EUR	9/12/2022	JP Morgan Chase Bank	€	10.0 Sold	11.7	11.5	0.2
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3 Sold	1.7	1.5	0.2
EUR	2/23/2024	JP Morgan Chase Bank	€	42.3 Sold	49.1	49.4	(0.3)
EUR	8/8/2025	JP Morgan Chase Bank	€	4.8 Sold	5.7	5.7	—
EUR	8/8/2025	JP Morgan Chase Bank	€	1.9 Sold	2.3	2.3	—
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9 Sold	2.9	2.6	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7 Sold	2.6	2.3	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4 Sold	4.8	4.6	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	5.0 Sold	6.5	6.6	(0.1)
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4 Sold	1.9	1.9	—
GBP	10/13/2023	JP Morgan Chase Bank	£	6.2 Sold	8.5	8.4	0.1
NOK	8/8/2025	JP Morgan Chase Bank	NOK	49.1 Sold	5.2	5.5	(0.3)
NOK	8/8/2025	JP Morgan Chase Bank	NOK	11.4 Sold	1.2	1.3	(0.1)
SEK	3/15/2024	JP Morgan Chase Bank	SEK	72.8 Sold	8.5	8.2	0.3
SEK	5/10/2024	JP Morgan Chase Bank	SEK	430.3 Sold	51.4	48.4	3.0
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0 Sold	60.1	56.6	3.5
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5 Sold	4.1	3.9	0.2
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3 Sold	13.3	13.5	(0.2)
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8 Sold	3.1	3.2	(0.1)
Total					$269.6	$261.2	$8.4
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.21%, the Euro Interbank Offered Rate, or EURIBOR, was (0.57)%, Canadian Dollar Offer Rate, or CDOR was 0.52%, the Bank Bill Swap Bid Rate, or BBSY was 0.12%, the Reykjavik Interbank Offered Rate, or REIBOR, was 2.65%, the Stockholm Interbank Offered Rate, or STIBOR, was (0.05)%, the Sterling Overnight Index Average, or SONIA, was .19%, the Secured Overnight Financing Rate, or SOFR, was .05%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

(c)Denominated in U.S. dollars unless otherwise noted.
(d)Fair value determined by the Company’s board of directors (see Note 8).
(e)Listed investments may be treated as debt for GAAP or tax purposes.
(f)Security or portion thereof held within Ambler Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Ally Bank (see Note 9).
(g)Security or portion thereof was held within CCT Dublin Funding Limited
(h)Security held within CCT Holdings II, LLC, a wholly-owned subsidiary of the Company.
(i)Security or portion thereof was held within CCT Tokyo Funding LLC and was pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation (see Note 9).
(j)Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the senior secured revolving credit facility (see Note 9).
(k)Security or portion thereof held within Darby Creek LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).
(l)Security or portion thereof held within Dunlap Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Deutsche Bank AG, New York Branch (see Note 9).
(m)Security or portion thereof was held within FSK CLO as of December 31, 2021.
(n)Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.
(o)Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.
(p)Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(q)Security held within IC Arches Investments LLC, a wholly-owned subsidiary of the Company.
(r)Security held within IC II Arches Investments, LLC, a wholly-owned subsidiary of the Company.
(s)Security or portion thereof held within Juniata River LLC and is pledged as collateral supporting the amounts outstanding under a term loan credit facility with JPMorgan Chase Bank, N.A. (see Note 9).
(t)Security or portion thereof held within Meadowbrook Run LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with Morgan Stanley Senior Funding, Inc. (see Note 9).
(u)Security or portion thereof held within Race Street Funding LLC. Security is available as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(v)Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(w)The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2021, 75.1% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or 2 in the Company's fair value hierarchy (see Note 8).
(ab)Not used.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2021:

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Borden (New Dairy Opco)	$7.6	$10.6	$(10.0)	$0.2	$0.6	$9.0	$0.5	$—	$—	$—
Borden (New Dairy Opco)	16.8	23.4	—	—	1.8	42.0	2.7	—	—	—
Borden Dairy Co	—	—	—	1.3	(1.3)	—	—	—	—	—
Constellis Holdings LLC	—	14.0	—	—	1.0	15.0	0.9	—	—	—
Fairway Group Holdings Corp	—	1.1	(0.7)	0.6	(0.3)	0.7	0.8	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc(5)	0.3	—	(0.6)	—	0.3	—	—	—	—	—
HM Dunn Co Inc(5)	0.2	—	(0.3)	—	0.1	—	—	—	—	—
Micronics Filtration Holdings Inc	35.5	1.0	—	—	14.5	51.0	—	1.0	—	—
One Call Care Management Inc(5)	4.7	0.6	(4.9)	—	(0.4)	—	0.2	—	—	—
Petroplex Acidizing Inc	4.5	—	(0.2)	—	5.4	9.7	—	—	—	—
Sorenson Communications LLC(4)	—	61.8	(5.1)	0.2	3.2	60.1	2.8	—	—	—
Sungard Availability Services Capital Inc(4)	—	5.7	—	—	0.3	6.0	0.2	0.1	—	—
ThermaSys Corp	3.9	0.4	—	—	(0.8)	3.5	—	0.5	—	—
Senior Secured Loans—Second Lien
Belk Inc	—	4.2	—	—	2.5	6.7	—	—	—	—
Constellis Holdings LLC	—	12.5	—	—	(0.5)	12.0	0.6	0.4	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sorenson Communications LLC	—	22.0	(22.2)	0.2	—	—	0.4	0.9	—	—
Sungard Availability Services Capital Inc	—	13.6	0.1	—	(5.4)	8.3	0.7	0.2	—	—
Other Senior Secured Debt
JW Aluminum Co(5)	41.8	—	(39.4)	—	(2.4)	—	—	—	—	—
Subordinated Debt
Home Partners of America Inc	—	3.5	(3.5)	—	—	—	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	38.5	83.4	(36.3)	—	4.8	90.4	0.6	7.3	—	—
Home Partners JV, Private Equity	—	5.4	—	—	4.0	9.4	—	—	—	—
Home Partners JV, Private Equity	—	—	—	(0.6)	0.6	—	—	—	—	—
Home Partners JV, Common Stock	21.5	45.9	(22.9)	7.7	28.4	80.6	—	—	—	—
Home Partners JV 2, Structured Mezzanine	—	3.4	—	—	0.1	3.5	—	0.2	—	—
Home Partners JV 2, Private Equity	—	0.1	—	—	—	0.1	—	—	—	—
Home Partners JV 2, Private Equity	—	1.5	—	—	0.1	1.6	—	—	—	—
Jet Edge International LLC, Preferred Stock	—	20.9	—	—	(4.1)	16.8	0.5	—	—	—
Jet Edge International LLC, Warrant	—	—	—	—	4.5	4.5	—	—	—	—
Jet Edge International LLC, Term Loan	—	78.0	(2.1)	—	(0.3)	75.6	2.4	0.5	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	24.6	—	—	—	40.0	64.6	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Equity/Other
Affordable Care Inc, Common Stock	$—	$48.1	$—	$—	$4.0	$52.1	$—	$2.3	$—	$—
ASG Technologies, Common Stock	42.7	—	(79.4)	56.0	(19.3)	—	—	—	—	—
ASG Technologies, Warrants	3.5	—	(10.2)	3.7	3.0	—	—	—	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	0	—	—
Borden (New Dairy Opco), Common Stock	3.2	5.2	—	—	(0.7)	7.7	—	—	—	—
Charlotte Russe Inc, Common Stock	—	—	—	(12.5)	12.5	—	—	—	—	—
Constellis Holdings LLC, Private Equity	—	10.3	—	—	(10.1)	0.2	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.2	—	—	—	0.2	1.4	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A(5)	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B(5)	—	—	—	—	—	—	—	—	—	—
Home Partners of America Inc, Common Stock	130.5	—	(214.3)	130.7	(46.9)	—	—	—	—	—
Home Partners of America Inc, Warrant	2.1	—	(4.4)	4.1	(1.8)	—	—	—	—	—
JW Aluminum Co, Common Stock(5)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(5)	93.7	—	(107.3)	—	13.6	—	—	4.2	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	—	—	—	—	0.1	0.1	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	—	—	—	—	0.4	0.4	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	—	—	—	—	11.9	11.9	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	—	—	—	—	6.2	6.2	—	—	—	—
One Call Care Management Inc, Common Stock(5)	2.4	—	(3.0)	—	0.6	—	—	—	—	—
One Call Care Management Inc, Preferred Stock A(5)	25.5	—	(32.3)	—	6.8	—	—	—	—	—
One Call Care Management Inc, Preferred Stock B(5)	10.6	—	(9.8)	—	(0.8)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	0.4	—	—	(0.4)	—	—	—	—	0.4
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	9.0	—	(0.1)	—	(8.8)	0.1	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	(0.2)	9.3	—	—	—	—
Sorenson Communications LLC, Common Stock(4)	—	42.5	—	—	25.0	67.5	—	—	—	—
Sungard Availability Services Capital Inc, Common Stock(4)	—	6.9	—	—	(6.9)	—	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Total	$533.8	$706.2	$(667.2)	$191.9	$94.3	$859.0	$20.8	$18.5	$1.9	$0.4
______________
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Interest, PIK, fee and dividend income presented for the full year ended December 31, 2021.
(4)The Company held this investment as of December 31, 2020 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.
(5)The Company held this investment as of December 31, 2021 but it was deemed to "control" the portfolio company as of December 31, 2021. Transfers in or out have been presented at amortized cost.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2021, the Company disposed of investments in one portfolio of which it was deemed to be an "affiliated person" and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2021:

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
801 5th Ave, Seattle, Structure Mezzanine	$29.4	$25.7	$—	$—	$2.1	$57.2	$3.6	$1.3	$—	$—
801 5th Ave, Seattle, Private Equity	10.3	9.6	—	—	3.2	23.1	—	—	—	—
Avida Holding AB, Common Stock	38.3	9.1	—	—	4.9	52.3	—	—	—	—
Kilter Finance, Preferred Stock	0.2	34.4	—	—	1.5	36.1	1.3	1.2	—	—
Kilter Finance, Private Equity	0.2	0.3	—	—	—	0.5	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	—	1.4	—	—	—	1.4	—	—	—	0.1
My Community Homes SFR PropCo 2, Private Equity	—	33.0	—	—	—	33.0	—	—	—	—
Prime St LLC, Private Equity	3.9	4.6	—	—	0.6	9.1	—	—	—	—
Prime St LLC, Structured Mezzanine	22.8	27.6	—	—	2.0	52.4	0.9	2.2	—	—
Toorak Capital Funding LLC, Membership Interest	6.6	1.3	(4.9)	—	(1.3)	1.7	—	—	—	—
Toorak Capital LLC, Membership Interest	235.9	2.3	(50.2)	10.2	1.1	199.3	—	—	—	18.7
Toorak Capital Partners LLC, Structured Mezzanine	—	73.0	(51.0)	—	—	22.0	0.2	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	712.5	586.4	—	—	97.3	1,396.2	—	—	—	126.9
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	(16.5)	16.5	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	(0.1)	0.1	—	—	—	—	—
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	—	(1.4)	0.4	1.0	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A(4)	—	7.1	—	—	—	7.1	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B(4)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock(4)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(4)	—	177.9	—	—	(55.3)	122.6	0.4	20.9	—	—
One Call Care Management Inc, Common Stock(4)	—	4.5	(2.2)	(0.2)	0.3	2.4	—	—	—	—
One Call Care Management Inc, Preferred Stock A(4)	—	48.6	(23.7)	(2.1)	3.3	26.1	—	—	—	—
One Call Care Management Inc, Preferred Stock B(4)	—	15.7	(8.8)	1.1	1.2	9.2	—	0.8	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	—	18.1	—	—	(0.7)	17.4	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Class A Units	—	—	—	(1.1)	1.1	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Sound United LLC, Common Stock	$29.3	$—	$—	$—	$48.2	$77.5	$—	$—	$—	$20.0
Sound United LLC, Series I Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Sound United LLC, Series II Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Warren Resources Inc, Common Stock	—	12.8	—	—	7.6	20.4	—	—	—	—
Total	$1,259.7	$1,568.4	$(252.0)	$(48.5)	$156.5	$2,684.1	$25.0	$35.9	$0.6	$165.7
______________
(1)Gross additions include increases in the cost basis of investments resulting from new portfolio investments, PIK interest, the amortization of unearned income, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company into this category from a different category.
(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Interest, PIK, fee and dividend income presented for the full year ended December 31, 2021.
(4)The Company held this investment as of December 31, 2020 but it was not deemed to be an “control” of the portfolio company as of December 31, 2020. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2022. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
The Company’s investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. The Company's portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle-market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. In addition, a portion of the Company’s portfolio may be comprised of equity and equity-related securities, corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2021 and the audited consolidated financial statements as of and for the year ended December 31, 2021 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2022.
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company ("LLC") and limited partnership ("LP") investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company's policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company's judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2022 and 2021, the Company recognized $16 and $15, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Derivative Instruments: The Company's derivative instruments include foreign currency forward contracts and cross currency swaps. The Company recognizes all derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Derivative contracts entered into by the Company are not designated as hedging instruments, and as a result, the Company presents changes in fair value through net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses of the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.
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

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
	Shares	Amount	Shares	Amount
Share Repurchase Program	(1,072,263)	$(23)	—	$—
Issuance of Common Stock(1)	—	—	161,374,028	3,642
Net Proceeds from Share Transactions	(1,072,263)	$(23)	161,374,028	$3,642
_____________
(1)Issuance of common stock for the 2021 Merger. Shares were issued at fair value of FSK common stock at the merger date.
During the six months ended June 30, 2022, the administrator for the Company's distribution reinvestment plan, or DRP, purchased 1,147,416 shares of common stock in the open market at an average price per share of $22.30 (totaling $26) pursuant to the DRP, and distributed such shares to participants in the DRP. During the six months ended June 30, 2021, the administrator for the DRP purchased 496,660 shares of common stock in the open market at an average price per share of $18.88 (totaling $9) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from July 1, 2022 to July 31, 2022, the administrator for the DRP purchased 668,764 shares of common stock in the open market at an average price per share of $20.60 (totaling $14) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
September 2021 Share Repurchase Program
In November 2020, the Company's board of directors authorized a stock repurchase program, which went into effect in September 2021 following the consummation of the 2021 Merger. Under the program, the Company may repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. The timing, manner, price and amount of any share repurchases was determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The program is expected to be in effect for one year from the effective date, unless extended, or until the aggregate repurchase amount that has been approved by the Company’s board of directors has been expended, or the plan otherwise terminates pursuant to its terms. The program does not require the Company to repurchase any specific number of shares and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
During the six months ended June 30, 2022, the Company repurchased 1,072,263 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $21.14 (totaling $23).
During the period from July 1, 2022 to July 31, 2022, the Company repurchased 241,847 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $20.61 (totaling $5).
Acquisition of FSKR
In accordance with the terms of the 2020 Merger Agreement, at the time of the transactions contemplated by the 2020 Merger Agreement, each outstanding share of FSKR common stock was converted into the right to receive 0.9498 shares of the Company's common stock. As a result, the Company issued an aggregate of approximately 161,374,028 shares of its common stock to former FSKR stockholders.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 4. Related Party Transactions

Compensation of the Investment Adviser
Pursuant to the investment advisory agreement, the Advisor is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets excluding cash and cash equivalents (gross assets equal the total assets of the Company as set forth on the Company's consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective June 15, 2019, in connection with stockholder approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the Advisor reduced (by permanent waiver) the annual base management fee payable under the investment advisory agreement from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt-to-equity. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Advisor determines. The prior investment advisory agreement had substantially similar terms as the investment advisory agreement, except that the investment advisory agreement amended the prior investment advisory agreement to (i) reduce the Company’s income incentive fee rate from 20% to 17.5%; and (ii) remove the total return lookback provision applicable to the subordinated incentive fee on income from the prior investment advisory agreement. Under the prior investment advisory agreement, the subordinated incentive fee on income was subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current and eleven preceding calendar quarters minus the cumulative “per share incentive fees” accrued and/or payable for the eleven preceding calendar quarters multiplied by (ii) the weighted average number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income was being calculated. The definitions of “per share pre-incentive fee return” and “per share incentive fees” under the prior investment advisory agreement took into account the historic per share pre-incentive fee return of both the Company and CCT, together with the historic per share incentive fees paid by both the Company and CCT. For the purpose of calculating the “per share pre-incentive fee return,” any unrealized appreciation or depreciation recognized as a result of the purchase accounting for the Company’s acquisition of CCT was excluded. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Advisor may be entitled to under the investment advisory agreement.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2022 and 2021:

			Three Months Ended		Six Months Ended
Related Party			June 30,		June 30,
	Source Agreement	Description	2022	2021	2022	2021
The Advisor	Investment advisory agreement and prior investment advisory agreement	Base Management Fee(1)	$63	$30	$125	$55
The Advisor	Investment advisory agreement and prior investment advisory agreement	Subordinated Incentive Fee on Income(2)	$22	$8	$47	$8
The Advisor	Administration agreement	Administrative Services Expenses(3)	$4	$2	$8	$4
________________
(1)During the six months ended June 30, 2022 and 2021, $122 and $50, respectively, in base management fees were paid to the Advisor. As of June 30, 2022, $63 in base management fees were payable to the Advisor.
(2)The Advisor agreed, effective July 1, 2021, to waive up to $15 per quarter of the subordinated incentive fee on income to which it is entitled to under the investment advisory agreement. During the six months ended June 30, 2022, the amount shown is net of waivers of $30. During the six months ended June 30, 2022 and 2021, $44 and $0, respectively, of subordinated incentive fees on income were paid to the Advisor. As of June 30, 2022, subordinated incentive fees on income of $22 were payable to the Advisor.
(3)During the six months ended June 30, 2022 and 2021, $7 and $3, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as "broken deal" costs. Broken deal costs were $0.3 for the six months ended June 30, 2022. The Company paid $8 and $3, respectively, in administrative services expenses to the Advisor during the six months ended June 30, 2022 and 2021.
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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS Energy and Power Fund and any future BDCs that are advised by its former investment adviser or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company's board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated January 5, 2021, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.
Affiliated Purchaser Program
As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company's common stock. In September 2021 and December 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
Exchange Act to facilitate the purchase of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.60	$74
June 30, 2021	0.60	75
Total	$1.20	$149
Fiscal 2022
March 31, 2022	$0.63	$179
June 30, 2022	0.68	193
Total	$1.31	$372
On August 8, 2022, the Company’s board of directors declared a regular quarterly cash distribution of $0.67 per share, which will be paid on or about October 4, 2022 to stockholders of record as of the close of business on September 14, 2022. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022		2021
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	372	100%	149	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$372	100%	$149	100%
________________
(1)During the six months ended June 30, 2022 and 2021, 84.1% and 87.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 5.2% and 2.8%, respectively, was attributable to non-cash accretion of discount and 10.7% and 9.8%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2022, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $1,865. $85 of such losses were carried over from CCT due to the Company's acquisition of CCT, or the 2018 Merger, $1,212 were carried over from FSKR due to the 2021 Merger, and $177 of such losses were carried over from losses generated by the Company prior to the 2018 Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of June 30, 2022 and December 31, 2021, the Company's gross unrealized appreciation on a tax basis was $1,495 and $1,665, respectively. As of June 30, 2022 and December 31, 2021, the Company's gross unrealized depreciation on a tax basis was $2,104 and $1,995, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $17,569 and $17,167 as of June 30, 2022 and December 31, 2021, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,391) and $(1,066) as of June 30, 2022 and December 31, 2021, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of June 30, 2022, the Company had a deferred tax liability of $20 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $66 resulting from net operating losses, capital losses, and interest expense limitation carryforwards of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of June 30, 2022, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $48. For the six months ended June 30, 2022, the Company recorded a

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
provision for taxes related to wholly-owned taxable subsidiaries of $2 related to the deferred tax liability and $1 related to current taxes. Each were as a result of the sale of investments, during the second quarter, held in wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$10,106	$10,022	61.9%	$9,695	$9,765	60.7%
Senior Secured Loans—Second Lien	1,334	1,296	8.0%	1,564	1,557	9.7%
Other Senior Secured Debt	150	110	0.7%	149	120	0.7%
Subordinated Debt	196	80	0.5%	188	111	0.7%
Asset Based Finance	2,118	2,113	13.1%	2,132	2,245	13.9%
Credit Opportunities Partners JV, LLC	1,572	1,512	9.3%	1,397	1,396	8.7%
Equity/Other	1,137	1,045	6.5%	932	907	5.6%
Total	$16,613	$16,178	100.0%	$16,057	$16,101	100.0%
________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
In general, under the 1940 Act, the Company would be presumed to “control” a portfolio company if it owned more than 25% of its voting securities or it had the power to exercise control over the management or policies of such portfolio company, and would be an “affiliated person” of a portfolio company if it owned 5% or more of its voting securities.
As of June 30, 2022, the Company held investments in seventeen portfolio companies of which it is deemed to “control.” As of June 30, 2022, the Company held investments in fourteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of June 30, 2022 in this quarterly report on Form 10-Q.
As of December 31, 2021, the Company held investments in seventeen portfolio companies of which it is deemed to “control.” As of December 31, 2021, the Company held investments in sixteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2021 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2022, the Company had unfunded debt investments with aggregate unfunded commitments of $1,207.2, unfunded equity/other commitments of $322.6 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC. As of December 31, 2021, the Company had unfunded debt investments with aggregate unfunded commitments of $1,724.1, unfunded equity commitments of $576.9 and unfunded commitments of $350.2 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2022 and the Company’s audited consolidated schedule of investments as of December 31, 2021.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2022 and December 31, 2021:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

	June 30, 2022
	(Unaudited)		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$83	0.5%	$89	0.5%
Banks	—	—	15	0.1%
Capital Goods	2,172	13.4%	2,281	14.2%
Commercial & Professional Services	1,615	10.0%	1,615	10.0%
Consumer Durables & Apparel	340	2.1%	551	3.4%
Consumer Services	324	2.0%	393	2.4%
Credit Opportunities Partners JV, LLC	1,512	9.3%	1,396	8.7%
Diversified Financials	602	3.7%	672	4.2%
Energy	339	2.1%	241	1.5%
Food & Staples Retailing	270	1.7%	296	1.8%
Food, Beverage & Tobacco	191	1.2%	256	1.6%
Health Care Equipment & Services	2,066	12.8%	1,613	10.0%
Household & Personal Products	307	1.9%	227	1.4%
Insurance	938	5.8%	898	5.6%
Materials	209	1.3%	211	1.3%
Media & Entertainment	456	2.8%	720	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	216	1.3%	235	1.5%
Real Estate	1,024	6.3%	876	5.4%
Retailing	310	1.9%	288	1.8%
Software & Services	2,705	16.7%	2,698	16.8%
Technology Hardware & Equipment	40	0.3%	42	0.3%
Telecommunication Services	107	0.7%	128	0.8%
Transportation	352	2.2%	360	2.2%
Total	$16,178	100.0%	$16,101	100.0%

Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP's obligations under its credit facilities, and COP's wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,440 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV's assets under administration, calculated and payable quarterly in arrears. As of June 28, 2022, the Company and SCRS increased their commitment by $440, of which $385 was committed by the Company. As of June 30, 2022, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
Big Cedar Creek LLC, or Big Cedar Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Big Cedar Creek Funding Credit Facility, which provides for up to $300 of borrowings as of June 30,

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

2022. The Big Cedar Creek Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65% thereafter. Big Cedar Creek Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Big Cedar Creek Funding Credit Facility matures on March 11, 2025. As of June 30, 2022, total outstanding borrowings under the Big Cedar Creek Funding Credit Facility were $263.5. Borrowings under the Big Cedar Creek Funding Credit Facility are secured by substantially all of the assets of Big Cedar Creek.
Boxwood Drive Funding LLC, or Boxwood Drive Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Boxwood Drive Funding Credit Facility, which provides for up to $300 of borrowings as of June 30, 2022. The Boxwood Drive Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 2.05% to 3.15% during the reinvestment period and 2.50% to 3.25% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Boxwood Drive Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Boxwood Drive Funding Credit Facility matures on April 15, 2025. As of June 30, 2022, total outstanding borrowings under the Boxwood Drive Funding Credit Facility were $283.2. Borrowings under the Boxwood Drive Funding Credit Facility are secured by substantially all of the assets of Boxwood Drive Funding.
Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Citibank, N.A., or as amended, the Chestnut Street Funding Credit Facility, which provides for up to $400 of borrowings as of June 30, 2022. The Chestnut Street Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus 2.25%. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus 2.25%. Chestnut Street Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Chestnut Street Funding Credit Facility matures on September 18, 2024. As of June 30, 2022, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $220.0. Borrowings under the Chestnut Street Funding Credit Facility are secured by substantially all of the assets of Chestnut Street Funding.
Green Creek LLC, or Green Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Green Creek Funding Credit Facility, which provides for up to $400 of borrowings as of June 30, 2022. The Green Creek Credit Facility provides for loans in U.S. dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus 2.25%. Foreign currency loans bear interest at the rate of the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Green Creek Funding also pays a commitment fee of up to 2.25% on undrawn commitments. The Green Creek Funding Credit Facility matures on January 30, 2027. As of June 30, 2022, total outstanding borrowings under the Green Creek Funding Credit Facility were $326.3. Borrowings under the Green Creek Funding Credit Facility are secured by substantially all of the assets of Green Creek Funding.
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
COPJV was in compliance with all covenants required by its financing arrangements as of June 30, 2022 and December 31, 2021.
On July 14, 2022, Magnolia Funding LLC, or Magnolia Funding, a wholly-owned subsidiary of COPJV, entered into a revolving credit facility with Morgan Stanley Senior Funding, Inc., or the Magnolia Funding Credit Facility, which provides for up to $300 of borrowings. The Magnolia Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars, Swedish Krona, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of SOFR (subject to a 0% floor) plus a spread of 2.20%, which increases to 2.60% after the end of the revolving period (July 14, 2025). Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Magnolia Funding also pays a commitment fee of 0.35% on undrawn commitments, which after January 14, 2023 is charged on undrawn commitments over a required minimum utilization amount of $195. The Magnolia Funding Credit Facility matures on July 14, 2027. Borrowings under the Magnolia Funding Credit Facility are secured by substantially all of the assets of Magnolia Funding.
During the six months ended June 30, 2022, the Company sold investments with a cost of $636.3 for proceeds of $640.7 to COPJV and recognized a net realized gain (loss) of $4.4 in connection with the transactions. As of June 30, 2022, $448.9 of these sales to COPJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.
As of June 30, 2022 and December 31, 2021, COPJV had total investments with a fair value of $3,604.0 and $3,260.0, respectively. As of June 30, 2022 and December 31, 2021, COPJV had zero investments on non-accrual status.
Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022 (Unaudited)	December 31, 2021
Total debt investments(1)	$3,272.4	$2,954.2
Weighted average annual yield on accruing debt investments(2)	8.9%	8.1%
Number of portfolio companies in COPJV	109	95
Largest investment in a single portfolio company(1)	$131.8	$131.5
Unfunded commitments(1)	$1.8	$1.9
____________
(1)"Debt Investments" means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2022.

Credit Opportunities Partners JV, LLC Portfolio
As of June 30, 2022 (in millions)
(Unaudited)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Senior Secured Loans—First Lien—137.1%
48Forty Solutions LLC	(e)(o)	Commercial & Professional Services	SF+600	1.0%	11/30/2026	$19.5	$19.3	$19.3
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/2023	20.9	20.3	18.5

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Advania Sverige AB	(e)(o)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/2028	SEK	588.0	$66.6	$56.3
Advania Sverige AB	(e)(o)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/2028	ISK	1,644.9	12.8	12.2
Affordable Care Inc	(e)(h)(i)(o)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/2028		$76.5	76.1	75.7
Alacrity Solutions Group LLC	(e)(o)	Insurance	L+525	0.8%	12/22/2028		20.8	20.4	20.3
Alera Group Intermediate Holdings Inc	(e)(k)(o)	Insurance	L+550	0.8%	10/2/2028		32.4	32.0	31.8
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/2023		6.2	5.5	3.9
American Vision Partners	(e)(o)	Health Care Equipment & Services	L+575	0.8%	9/30/2027		19.6	19.4	19.3
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+350	0.0%	7/30/2025		€4.8	4.8	4.5
Apex Group Limited	(h)	Diversified Financials	L+375	0.5%	7/27/2028		$4.2	4.2	4.0
Apex Group Limited	(h)	Diversified Financials	E+400	0.0%	7/27/2028		€1.6	1.9	1.6
Arcfield Acquisition Corp	(e)(o)	Capital Goods	L+575	0.8%	3/10/2028		$8.1	8.0	7.9
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/2028		22.3	22.1	21.9
Ardonagh Group Ltd	(e)(i)	Insurance	SA+700	0.8%	7/14/2026		£3.8	4.7	4.6
Ardonagh Group Ltd	(e)(i)	Insurance	E+700	1.0%	7/14/2026		€0.5	0.5	0.5
Ardonagh Group Ltd	(e)(j)(k)(o)	Insurance	L+575	0.8%	7/14/2026		$54.8	54.2	53.3
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024	A$	109.4	73.8	75.5
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024		8.0	5.7	5.5
Barbri Inc	(e)(h)(i)	Consumer Services	L+575	0.8%	4/28/2028		$47.5	47.5	47.5
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+650	1.0%	7/5/2024		2.2	2.2	2.1
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+550	1.0%	7/5/2024	C$	14.4	10.6	10.4
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/2024		1.3	1.0	1.0
Belk Inc		Retailing	L+750	1.0%	7/31/2025		$0.6	0.6	0.6
Belk Inc		Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/2025		3.0	1.7	1.3
BGB Group LLC	(e)(h)(i)(o)	Media & Entertainment	L+575	1.0%	8/16/2027		54.6	54.3	54.0
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/2024		17.1	17.1	12.8
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/2024		€12.1	13.5	9.4
Bugaboo International BV	(e)(h)(i)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/2025		35.0	40.9	36.6
CSafe Global	(e)(h)(i)(k)	Capital Goods	L+625	0.8%	12/23/2027		$59.7	59.6	59.7
CSafe Global	(e)(h)	Capital Goods	L+625	0.8%	8/13/2028		17.4	17.4	17.4
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/2028		9.1	9.2	8.5
EIF Van Hook Holdings LLC	(i)(k)	Energy	L+525	0.0%	9/5/2024		7.9	7.6	7.6
Encora Digital Inc	(e)(o)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.7%	12/13/2028		16.3	15.9	15.7
Follett Software Co	(e)(h)(i)	Software & Services	L+575	0.8%	8/31/2028		37.7	37.4	37.3
Frontline Technologies Group LLC	(e)(i)(o)	Software & Services	L+525	1.0%	9/18/2023		35.8	35.8	35.8
Galaxy Universal LLC	(e)(h)	Consumer Durables & Apparel	L+500	1.0%	11/12/2026		9.6	9.6	9.5
Galway Partners Holdings LLC	(e)(k)(o)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/2028		37.1	36.3	36.0
General Datatech LP	(e)(j)	Software & Services	L+625	1.0%	6/18/2027		10.0	9.9	9.7
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/2026		30.2	30.0	29.3
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/2025		15.5	15.4	13.3
Hermes UK Ltd	(e)(k)	Transportation	SA+650	0.0%	11/30/2027		£14.7	19.5	16.8
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+550	0.8%	11/25/2026		$37.8	38.2	38.0

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Industria Chimica Emiliana Srl	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/2026		€113.9	$125.2	$117.7
Insight Global LLC	(e)(h)(i)(o)	Commercial & Professional Services	L+600	0.8%	9/22/2028		$64.0	63.2	62.8
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	L+525	0.8%	5/26/2027		23.7	23.5	22.4
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/7/2026		29.3	28.1	28.5
Kettle Cuisine LLC	(j)	Food, Beverage & Tobacco	L+375	1.0%	8/25/2025		16.4	16.3	15.3
Lakefield Veterinary Group	(e)(o)	Health Care Equipment & Services	L+550	0.8%	11/23/2028		27.2	26.8	26.6
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	L+625	1.0%	6/10/2027		15.6	15.6	14.9
Lexitas Inc	(e)(h)	Commercial & Professional Services	SF+625	1.0%	5/18/2029		18.6	18.5	18.4
Lionbridge Technologies Inc	(e)(i)(j)	Consumer Services	SF+700	1.0%	12/29/2025		27.5	27.0	27.9
Lipari Foods LLC	(e)(k)	Food & Staples Retailing	SF+575	1.0%	1/6/2025		64.9	64.8	64.9
Lloyd's Register Quality Assurance Ltd	(e)(i)(o)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/2028		€44.3	48.7	45.2
Med-Metrix	(e)(o)	Software & Services	L+600	1.0%	9/15/2027		$11.9	11.9	11.9
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+600	1.5%	7/3/2024		35.5	33.3	35.1
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	L+650	1.0%	12/22/2025		24.9	24.6	24.9
New Era Technology Inc	(e)(j)	Software & Services	L+625	1.0%	10/31/2026		10.0	9.9	9.8
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	SF+575	0.5%	1/13/2028		24.4	23.9	24.2
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	B+575	0.5%	1/13/2028	A$	33.7	24.8	22.9
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/2027		$5.0	5.0	4.0
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/2026		2.1	1.9	2.1
Parata Systems	(e)(h)(i)	Health Care Equipment & Services	L+575	1.0%	6/30/2027		57.6	57.4	58.1
Parts Town LLC	(e)(h)(k)(o)	Retailing	L+550	0.8%	11/1/2028		49.7	48.5	48.2
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/2024		9.0	8.7	8.8
Premium Credit Ltd	(e)(h)(i)(k)	Diversified Financials	SA+650	0.0%	1/16/2026		£49.4	64.1	60.1
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/2028		$1.6	1.6	1.5
Project Marron	(e)(h)(j)(k)	Consumer Services	B+625	0.5%	7/2/2025	A$	81.8	56.2	53.9
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.5%	7/2/2025	C$	52.5	40.0	38.9
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/2025		$9.9	9.8	8.5
Qdoba Restaurant Corp	(h)(k)	Consumer Services	L+700	1.0%	3/21/2025		3.5	3.3	3.1
Reliant Rehab Hospital Cincinnati LLC	(e)(j)(o)	Health Care Equipment & Services	L+625	0.0%	2/28/2026		34.0	33.0	31.4
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/2026		19.7	19.7	19.7
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/2027		1.2	1.1	1.1
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/2027		30.6	29.9	28.4
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+625	1.0%	8/13/2027		0.8	0.8	0.7
RSC Insurance Brokerage Inc	(e)(k)	Insurance	SF+550	0.8%	10/30/2026		18.9	18.9	18.9
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/2027		73.9	74.3	73.9
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+525	1.0%	9/1/2027		27.2	27.0	27.0
SavATree LLC	(e)(j)(k)	Consumer Services	L+550	0.8%	10/12/2028		39.8	39.5	39.4
Sequa Corp	(h)(j)(k)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/2023		23.4	22.8	23.3
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/2025		7.0	6.7	6.3
SitusAMC Holdings Corp	(e)(o)	Real Estate	L+575	0.8%	12/22/2027		18.7	18.5	18.2
Staples Canada	(e)(h)(i)(j)(k)	Retailing	C+700	1.0%	9/12/2024	C$	80.6	62.0	64.5
Summit Interconnect Inc	(e)(o)	Capital Goods	L+600	1.0%	9/22/2028		$19.6	19.4	18.7
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/2027		€29.4	32.5	29.0
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/2025		$11.5	10.2	11.1
Transaction Services Group Ltd	(e)(j)(k)(n)(o)	Software & Services	B+650	0.0%	10/15/2026	A$	124.1	85.2	85.7
West Corp	(i)	Software & Services	L+400	1.0%	10/10/2024		$12.1	11.9	10.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
West Corp	(i)	Software & Services	L+350	1.0%	10/10/2024	$2.5	$2.5	$2.2
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/2028	53.3	52.8	52.9
Yak Access LLC	(n)	Capital Goods	L+500	0.0%	7/11/2025	0.8	0.6	0.5
Total Senior Secured Loans—First Lien							2,435.4	2,370.8
Unfunded Loan Commitments							(1.8)	(1.8)
Net Senior Secured Loans—First Lien							2,433.6	2,369.0

Senior Secured Loans—Second Lien—23.9%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/2026	2.5	2.3	2.4
Ammeraal Beltech Holding BV	(e)(h)(k)(o)	Capital Goods	L+775	0.0%	9/12/2026	57.8	56.7	56.4
Apex Group Limited	(e)(h)(i)(o)	Diversified Financials	L+675	0.5%	7/27/2029	40.0	39.7	39.2
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/2026	0.4	0.4	0.4
Excelitas Technologies Corp	(h)(i)(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/2025	22.6	20.0	21.8
Misys Ltd	(h)(i)(k)(o)	Software & Services	L+725	1.0%	6/13/2025	46.6	44.5	40.4
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/2026	6.8	6.7	6.3
OEConnection LLC	(e)(h)(i)(j)	Software & Services	L+700	0.5%	9/25/2027	50.0	50.0	48.7
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/2026	2.5	2.5	2.5
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/2029	39.9	39.7	36.8
Pure Fishing Inc	(e)(h)	Consumer Durables & Apparel	L+838	1.0%	12/21/2026	26.5	24.0	23.6
SIRVA Worldwide Inc	(i)(j)	Commercial & Professional Services	L+950	0.0%	8/3/2026	10.3	8.6	8.7
Valeo Foods Group Ltd	(e)(h)	Food, Beverage & Tobacco	SA+800	0.0%	10/1/2029	£9.3	11.8	10.8
Watchfire Enterprises Inc	(e)(j)	Technology Hardware & Equipment	L+800	1.0%	10/2/2024	$9.3	7.3	9.3
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/2027	€120.8	131.8	106.2
Total Senior Secured Loans—Second Lien							446.0	413.5

Other Senior Secured Debt—1.2%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/2028	$24.5	23.9	21.4
Total Other Senior Secured Debt							23.9	21.4

Subordinated Debt—0.3%
athenahealth Inc		Health Care Equipment & Services	6.5%		2/15/2030	5.5	4.7	4.6
Total Subordinated Debt							4.7	4.6

Asset Based Finance—34.7%
Abacus JV, Private Equity	(e)	Insurance				31,400,804	32.2	32.5
Altavair AirFinance, Private Equity	(e)	Capital Goods				36,500,000	43.0	43.4
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials				$1.0	—	5.4
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials				3,034,410	3.0	3.1
Global Lending Services LLC, Private Equity	(e)	Diversified Financials				20,650,000	27.1	23.6
Home Partners JV, Common Stock	(e)	Real Estate				14,241,634	21.4	46.8
Home Partners JV, Structured Mezzanine	(e)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/2029	$39.4	39.4	39.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(p)	Capital Goods				19,642,734	24.4	16.5

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/2024	€6.9	$8.1	$7.2
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/2024	$10.7	10.7	10.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/2024	€4.8	5.6	5.0
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/2024	£1.3	1.8	1.6
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/2024	£1.9	2.6	2.3
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/2024	$7.4	7.4	7.4
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/2025	$21.7	21.8	21.6
Luxembourg Life Fund - Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/2026	$57.0	56.6	57.9
Luxembourg Life Fund - Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	L+925	0.0%	4/1/2023	$94.6	94.3	95.5
Music IP, Private Equity	(e)	Media & Entertainment				19,625,000	22.9	22.0
My Community Homes PropCo 2, Private Equity	(e)(p)	Real Estate				35,000,000	35.0	35.0
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	18.9%		1/25/2027	$30.0	9.3	12.8
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/2026	$26.3	25.9	26.3
Pretium Partners LLC P2, Private Equity	(e)	Real Estate				16,772,368	16.2	14.3
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(e)	Real Estate				40,000,000	50.2	48.5
Sealane Trade Finance	(e)(m)	Banks	L+963	0.0%	5/8/2023	$1.4	1.3	1.3
Star Mountain Strategic Credit Income Fund IV LP, Private Equity	(e)(p)	Diversified Financials				$20,000,000.0	20.0	20.0
Total Asset Based Finance							580.2	600.1

Equity/Other—11.3%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(p)	Energy				13,556	3.6	4.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(p)	Energy				115,178,571	30.5	41.1
athenahealth Inc, Preferred Stock	(e)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			50,000,000	47.5	47.6
Belk Inc, Common Stock	(e)(p)	Retailing				381	—	—
Misys Ltd, Preferred Stock	(e)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			23,714,438	23.2	22.4
One Call Care Management Inc, Common Stock	(e)(p)	Health Care Equipment & Services				34,873	2.2	2.2
One Call Care Management Inc, Preferred Stock A	(e)(p)	Health Care Equipment & Services				371,993	23.7	23.6
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/2029	7,672,346	8.8	7.7
Pure Gym Ltd, Private Equity	(e)(p)	Consumer Services				30,218,000	39.4	38.0
Zeta Interactive Holdings Corp, Common Stock	(k)(p)	Software & Services				1,766,696	15.1	8.0
Total Equity/Other							194.0	195.4
TOTAL INVESTMENTS—208.5%							$3,682.4	$3,604.0

Derivative Instruments—2.0%

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Foreign currency forward contracts								$34.1
____________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 2.29%, the Euro Interbank Offered Rate, or EURIBOR, was (0.20)%, Canadian Dollar Offer Rate, or CDOR was 2.76%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 1.86%, the Reykjavik Interbank Offered Rate, or REIBOR, was 5.49%, the Stockholm Interbank Offered Rate, or STIBOR or "SR", was 0.80%, the Sterling Overnight Index Average, or SONIA, was 1.19%, the Secured Overnight Financing Rate, or SOFR, was 2.12% and the U.S. Prime Lending Rate, or Prime, was 4.75%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)Fair value determined by the Company's board of directors.
(e)Investments classified as Level 3.
(f)Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(g)Not used.
(h)Security or portion thereof held within Big Cedar Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.
(i)Security or portion thereof held within Boxwood Drive Funding and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.
(j)Security or portion thereof held within Chestnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank.
(k)Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.
(l)Security or portion thereof held within IC II American Energy Investment, Inc., a wholly-owned subsidiary of the company.
(m)Security or portion thereof held within JCF Cayman Ltd and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.
(n)Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.
(o)Security or portion thereof held within Magnolia Funding LLC.
(p)Security is non-income producing.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Credit Opportunities Partners JV, LLC Portfolio
As of December 31, 2021 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—135.2%
ABB CONCISE Optical Group LLC	(j)(k)	Retailing	L+500	1.0%	6/15/23		$16.2	$14.5	$15.7
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/23		21.0	20.3	20.3
Advania Sverige AB	(e)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	588.0	66.4	64.3
Advania Sverige AB	(e)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,644.9	12.8	12.5
Affordable Care Inc	(e)(h)(i)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$55.9	55.6	55.6
Alera Group Intermediate Holdings Inc	(e)(k)	Insurance	L+550	0.8%	10/2/28		20.2	20.0	20.0
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/23		6.1	5.3	5.0
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+350	0.0%	7/30/25		€4.8	4.7	5.4
Apex Group Limited	(h)	Diversified Financials	L+375	0.5%	7/27/28		$4.2	4.2	4.2
Apex Group Limited	(h)	Diversified Financials	E+400	0.0%	7/27/28		€1.6	1.9	1.8
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/28		$22.4	22.2	22.3
Ardonagh Group Ltd	(e)(i)	Insurance	L+675	0.8%	7/14/26		£3.8	4.7	5.2
Ardonagh Group Ltd	(e)(i)	Insurance	E+675	1.0%	7/14/26		€0.5	0.5	0.6
Ardonagh Group Ltd	(e)(j)(k)	Insurance	L+550	0.8%	7/14/26		$40.7	40.3	40.3
Arrotex Australia Group Pty Ltd	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	109.4	73.6	79.7
Arrotex Australia Group Pty Ltd	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		8.0	5.7	5.8
Barbri Inc	(e)(h)(i)	Consumer Services	L+575	0.8%	4/28/28		$47.7	47.7	47.7
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+600	1.0%	7/5/24		2.2	2.2	2.1
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+550	1.0%	7/5/24	C$	14.4	10.5	11.0
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24		1.3	1.0	1.0
Belk Inc		Retailing	L+750	1.0%	7/31/25		$0.6	0.6	0.6
Belk Inc		Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		2.9	1.5	2.1
BGB Group LLC	(e)(h)(i)	Media & Entertainment	L+575	1.0%	8/16/27		48.5	48.2	48.3
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24		16.4	16.4	10.3
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/24		€11.5	12.9	8.3
Bugaboo International BV	(e)(h)(i)(n)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25		35.0	40.8	39.8
Caprock Midstream LLC	(i)	Energy	L+475	0.0%	11/3/25		$13.3	13.0	13.2
CSafe Global	(e)(h)(i)(k)	Capital Goods	L+625	0.8%	12/23/27		60.0	59.9	60.0
CSafe Global	(e)(h)	Capital Goods	L+625	0.8%	8/13/28		17.5	17.5	17.5
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/28		9.2	9.2	9.2
Eagleclaw Midstream Ventures LLC	(k)	Energy	L+425	1.0%	6/24/24		11.1	10.6	11.1
EIF Van Hook Holdings LLC	(i)(k)	Energy	L+525	0.0%	9/5/24		8.1	7.8	7.8
Entertainment Benefits Group LLC	(e)(k)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25		2.6	2.6	2.5
Follett Software Co	(e)(h)(i)	Software & Services	L+575	0.8%	8/31/28		37.9	37.5	37.7
Frontline Technologies Group LLC	(e)(i)	Software & Services	L+525	1.0%	9/18/23		19.7	19.8	19.7
Galway Partners Holdings LLC	(e)(k)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		20.3	20.0	20.0
General Datatech LP	(e)(j)	Software & Services	L+625	1.0%	6/18/27		10.2	10.0	10.0
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/26		30.2	30.0	29.9
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/25		15.6	15.5	14.3
Hermes UK Ltd	(e)	Transportation	SA+650	0.0%	11/30/27		£14.7	19.5	19.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+550	0.8%	11/25/26		$38.0	$38.4	$38.8
Industria Chimica Emiliana Srl	(e)(j)(k)(n)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€113.9	125.0	133.3
Insight Global LLC	(e)(h)(i)	Commercial & Professional Services	L+600	0.8%	9/22/28		$37.9	37.5	37.4
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	L+500	0.8%	5/26/27		23.7	23.6	23.5
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+575	1.0%	11/7/26		29.5	28.1	29.6
Kettle Cuisine LLC	(j)	Food, Beverage & Tobacco	L+375	1.0%	8/25/25		16.4	16.4	15.6
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		15.7	15.6	15.6
Lexitas Inc	(e)(h)	Commercial & Professional Services	L+600	1.0%	11/14/25		8.0	7.9	8.1
Lexitas Inc	(e)(h)	Commercial & Professional Services	L+600	1.0%	11/14/25		10.7	10.7	10.8
Lionbridge Technologies Inc	(e)(i)(j)	Consumer Services	L+700	1.0%	12/29/25		28.3	27.7	28.9
Lipari Foods LLC	(e)(k)	Food & Staples Retailing	L+575	1.0%	1/6/25		65.3	65.2	65.4
Lloyd's Register Quality Assurance Ltd	(e)(i)(k)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28		€44.3	48.6	48.9
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+500	1.5%	7/3/24		$35.5	32.9	35.6
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	L+650	1.0%	12/22/25		25.0	24.7	24.7
New Era Technology Inc	(e)(j)	Software & Services	L+625	1.0%	10/31/26		10.0	10.0	10.0
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/27		5.0	5.0	5.0
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26		2.1	1.9	2.1
Parata Systems	(e)(h)(i)	Health Care Equipment & Services	L+575	1.0%	6/30/27		57.9	57.7	58.0
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24		9.0	8.7	8.7
Premium Credit Ltd	(e)(h)(i)	Diversified Financials	L+650	0.0%	1/16/26		£49.4	63.9	67.0
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/28		$1.6	1.6	1.6
Project Marron	(e)(h)(j)	Consumer Services	B+625	0.0%	7/2/25	A$	63.6	43.9	43.6
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.0%	7/2/25	C$	52.5	39.9	39.1
Project Marron	(e)(h)	Consumer Services	B+575	0.0%	7/2/25	A$	3.2	2.3	2.2
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		$9.9	9.8	9.6
Qdoba Restaurant Corp	(h)(k)	Consumer Services	L+700	1.0%	3/21/25		3.5	3.3	3.4
Reliant Rehab Hospital Cincinnati LLC	(e)(j)	Health Care Equipment & Services	L+625	0.0%	2/28/26		15.6	15.2	15.3
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26		19.8	19.8	19.9
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		1.0	1.0	1.0
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		30.7	30.0	30.1
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		0.9	0.9	0.9
RSC Insurance Brokerage Inc	(e)(k)	Insurance	L+550	0.8%	10/30/26		19.0	19.0	19.2
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/27		75.5	76.0	75.5
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+575	1.0%	9/1/27		27.4	27.1	27.2
SavATree LLC	(e)(j)(k)	Consumer Services	L+550	0.8%	10/12/28		40.0	39.7	39.7
Sequa Corp	(h)(j)(k)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		45.4	43.9	45.8
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/25		7.1	6.7	6.4
Staples Canada	(e)(h)(i)(j)(k)(n)	Retailing	C+700	1.0%	9/12/24	C$	87.0	67.1	70.8
Summit Interconnect Inc	(e)(j)	Capital Goods	L+600	1.0%	9/22/28		$10.1	10.0	10.0
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/27		€29.5	32.7	32.9
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/25		$11.8	10.4	11.7
Transaction Services Group Ltd	(e)(j)(k)(n)	Software & Services	B+650	0.0%	10/15/26	A$	162.0	110.9	115.2
West Corp	(i)	Software & Services	L+400	1.0%	10/10/24		$12.4	12.2	11.8
West Corp	(i)	Software & Services	L+350	1.0%	10/10/24		2.6	2.5	2.4
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/28		53.5	53.0	54.3
Yak Access LLC	(n)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.7
Total Senior Secured Loans—First Lien								2,136.4	2,159.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Unfunded Loan Commitments							$(1.9)	$(1.9)
Net Senior Secured Loans—First Lien							2,134.5	2,157.5

Senior Secured Loans—Second Lien—31.5%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26	2.5	2.2	2.5
Ammeraal Beltech Holding BV	(e)(k)(n)	Capital Goods	L+775	0.0%	9/12/26	81.5	79.8	80.3
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+675	0.5%	7/27/29	32.0	31.7	32.0
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26	0.4	0.4	0.4
Excelitas Technologies Corp	(h)(i)(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	22.6	19.7	22.7
Misys Ltd	(h)(i)(k)	Software & Services	L+725	1.0%	6/13/25	41.2	38.8	41.2
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/26	6.8	6.7	6.7
OEConnection LLC	(e)(h)(i)(j)	Software & Services	L+825	0.0%	9/25/27	50.0	50.0	49.1
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26	2.5	2.5	2.5
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/29	39.9	39.7	39.5
Pure Fishing Inc	(e)(k)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	46.8	42.0	44.5
Sequa Corp	(i)(k)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	39.1	33.9	39.1
SIRVA Worldwide Inc	(j)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.1	3.3
Watchfire Enterprises Inc	(e)(j)	Technology Hardware & Equipment	L+825	1.0%	10/2/24	9.3	9.3	9.3
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€120.5	131.5	129.3
Total Senior Secured Loans—Second Lien							491.3	502.4

Other Senior Secured Debt—1.5%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	$23.5	22.9	23.5
Total Other Senior Secured Debt							22.9	23.5

Asset Based Finance—31.0%
Abacus JV, Private Equity	(e)	Insurance				31,916,927	32.7	34.2
Altavair AirFinance, Private Equity	(e)	Capital Goods				36,500,000	43.0	44.1
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials				1	—	4.5
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials				3,653,142	3.7	4.6
Home Partners JV, Common Stock	(e)(o)	Real Estate				15,249,687	22.9	37.6
Home Partners JV, Structured Mezzanine	(e)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$38.4	38.4	38.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(o)	Capital Goods				19,642,734	24.4	15.9
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	€6.9	8.1	7.9
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	$10.7	10.7	10.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	€4.8	5.6	5.4
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	£1.3	1.8	1.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	£1.9	2.6	2.5
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	$7.4	7.4	7.4
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/25	$26.8	26.9	27.1
Luxembourg Life Fund - Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/26	$57.5	57.0	57.0

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Luxembourg Life Fund - Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	L+925	0.0%	4/1/23	$94.6	$94.1	$94.5
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	18.3%		1/25/27	$30.0	9.3	15.3
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$18.9	18.6	19.1
Sealane Trade Finance	(e)(m)	Banks	L+375	0.0%	5/8/23	$5.0	5.0	5.0
Sealane Trade Finance	(e)(m)	Banks	L+963	0.0%	5/8/23	$11.2	11.2	11.2
Toorak Capital Partners LLC, Private Equity	(e)	Real Estate				40,000,000	50.2	50.4
Total Asset Based Finance							473.6	494.5

Equity/Other—5.1%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(o)	Energy				13,556	3.6	3.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(o)	Energy				115,178,571	30.5	26.4
Belk Inc, Common Stock	(e)(o)	Retailing				381	—	—
One Call Care Management Inc, Common Stock	(e)(o)	Health Care Equipment & Services				34,873	2.2	2.4
One Call Care Management Inc, Preferred Stock A	(e)(o)	Health Care Equipment & Services				371,993	23.7	26.1
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.8	9.2
Zeta Interactive Holdings Corp, Common Stock	(k)(o)	Software & Services				1,766,696	15.1	14.9
Total Equity/Other							83.9	82.1
TOTAL INVESTMENTS—204.3%							$3,206.2	$3,260.0

Derivative Instruments—(0.4)%
Foreign currency forward contracts								$(6.7)
____________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2021, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.21%, the Euro Interbank Offered Rate, or EURIBOR, was (0.57)%, Canadian Dollar Offer Rate, or CDOR was 0.52%, the Bank Bill Swap Bid Rate, or BBSY was 0.12%, the Reykjavik Interbank Offered Rate, or REIBOR, was 2.65%, the Stockholm Interbank Offered Rate, or STIBOR, was (0.05)%, the Sterling Overnight Index Average, or SONIA, was 0.19%, and

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)Fair value determined by the Company’s board of directors (see Note 8).
(e)Investments classified as Level 3.
(f)Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(g)Not used.
(h)Security or portion thereof held within Big Cedar Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas.
(i)Security or portion thereof held within Boxwood Drive Funding and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with BNP Paribas
(j)Security or portion thereof held within Chestnut Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Citibank, N.A.
(k)Security or portion thereof held within Green Creek LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs Bank.
(l)Security or portion thereof held within IC II American Energy Investment, Inc., a wholly-owned subsidiary of the company.
(m)Security or portion thereof held within JCF Cayman Ltd and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs.
(n)Security or portion thereof held within Jersey City Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Goldman Sachs.
(o)Security is non-income producing.
Below is selected balance sheet information for COPJV as of June 30, 2022 and December 31, 2021:

	As of
	June 30, 2022 (Unaudited)	December 31, 2021
Selected Balance Sheet Information
Total investments, at fair value	$3,604.0	$3,260.0
Cash and other assets	267.2	414.3
Total assets	3,871.2	3,674.3
Debt	1,613.5	1,442.0
Other liabilities	529.5	636.7
Total liabilities	2,143.0	2,078.7
Member's equity	$1,728.2	$1,595.6
Below is selected statement of operations information for COPJV for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Selected Statement of Operations Information
Total investment income	$75.8	$36.1	$136.7	$72.2
Expenses
Interest expense	11.3	8.3	24.9	14.3
Custodian and accounting fees	0.5	0.1	0.9	0.2
Administrative services	2.2	0.8	4.6	1.8
Professional services	0.0	0.2	0.2	0.3
Other	0.0	0.0	0.1	0.1
Total expenses	14.0	9.4	30.7	16.7
Net investment income	61.8	26.7	106.0	55.5
Net realized and unrealized gain (loss)	(64.6)	48.1	(63.4)	66.7
Net increase in net assets resulting from operations	$(2.8)	$74.8	$42.6	$122.2

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of June 30, 2022 and December 31, 2021:

		Fair Value
Derivative Instrument	Statement Location	June 30, 2022 (Unaudited)	December 31, 2021
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$24	$9
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	0	(1)
Total		$24	$8

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the six months ended June 30, 2022 and 2021 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
		Six Months Ended June 30,
Derivative Instrument	Statement Location	2022	2021
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$7	$0
Total		$7	$0

		Net Unrealized Gains (Losses)
		Six Months Ended June 30,
Derivative Instrument	Statement Location	2022	2021
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$16	$3
Total		$16	$3
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$24	$0	$—	$—	$24
Total	$24	$0	$—	$—	$24
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$0	$0	$—	$—	$—
Total	$0	$0	$—	$—	$—

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
___________
(1)In some instances, the actual amount of the collateral received and/or pledged may be more than the amount shown due to overcollateralization.
(2)Net amount of derivative assets represents the net amount due from the counterparty to the Company.
(3)Net amount of derivative liabilities represents the net amount due from the Company to the counterparty.
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
The average notional balance for foreign currency forward contracts during the six months ended June 30, 2022 and 2021 was $242.4 and $98.4, respectively.

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
As of June 30, 2022 and December 31, 2021, the Company’s investments were categorized as follows in the fair value hierarchy:

	June 30, 2022
Valuation Inputs	(Unaudited)	December 31, 2021
Level 1—Price quotations in active markets	$16	$30
Level 2—Significant other observable inputs	646	703
Level 3—Significant unobservable inputs	14,004	13,972
Investments measured at net asset value(1)	1,512	1,396
	$16,178	$16,101
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2022 and December 31, 2021.
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
The following is a reconciliation for the six months ended June 30, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,542	$1,205	$29	$74	$2,245	$877	$13,972
Accretion of discount (amortization of premium)	37	5	—	—	4	1	47
Net realized gain (loss)	(62)	(42)	—	—	51	207	154
Net change in unrealized appreciation (depreciation)	(111)	(20)	(8)	(39)	(118)	(59)	(355)
Purchases	1,920	8	—	42	711	340	3,021
Paid-in-kind interest	20	1	1	1	18	17	58
Sales and repayments	(1,549)	(186)	—	—	(798)	(360)	(2,893)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$9,797	$971	$22	$78	$2,113	$1,023	$14,004
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(175)	$(66)	$(8)	$(39)	$(107)	$5	$(390)

	For the Six Months Ended June 30, 2021
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$3,276	$862	$36	$152	$951	$530	$5,807
Accretion of discount (amortization of premium)	8	5	—	—	—	1	14
Net realized gain (loss)	10	(99)	(23)	(7)	3	41	(75)
Net change in unrealized appreciation (depreciation)	345	177	31	—	78	141	772
Purchases	5,346	1,138	52	4	1,082	380	8,002
Paid-in-kind interest	6	2	—	—	15	11	34
Sales and repayments	(1,085)	(358)	(1)	(90)	(224)	(133)	(1,891)
Transfers into Level 3	—	—	—	—	—	3	3
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$7,906	$1,727	$95	$59	$1,905	$974	$12,666
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$344	$93	$7	$(7)	$74	$149	$660

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2022 and December 31, 2021 were as follows:

Type of Investment	Fair Value at June 30, 2022 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$10,105	Discounted Cash Flow	Discount Rate	5.9% - 40.8% (10.2%)	Decrease
	618	Waterfall	EBITDA Multiple	1.0x - 10.8x (6.5x)	Increase
	38	Cost
	29	Other(3)
Subordinated Debt	63	Discounted Cash Flow	Discount Rate	10.5% - 14.4% (11.2%)	Decrease
	15	Waterfall	EBITDA Multiple	6.4x - 6.4x (6.4x)	Increase
Asset Based Finance	1,026	Discounted Cash Flow	Discount Rate	4.4% - 19.6% (10.0%)	Decrease
	698	Waterfall	EBITDA Multiple	1.0x - 22.0x (3.3x)	Increase
	305	Other(3)
	80	Cost
	4	Indicative Dealer Quotes		42.7% - 42.7% (42.7%)	Increase
Equity/Other	632	Waterfall	EBITDA Multiple	0.1x - 16.5x (8.6x)	Increase
	380	Discounted Cash Flow	Discount Rate	8.2% - 17.4% (12.9%)	Decrease
	7	Other(3)
	4	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
Total	$14,004

Type of Investment	Fair Value at December 31, 2021	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$8,746	Discounted Cash Flow	Discount Rate	5.3% - 30.3% (8.5%)	Decrease
	1,242	Cost
	737	Waterfall	EBITDA Multiple	0.1x - 11.0x (7.0x)	Increase
	51	Other(3)
Subordinated Debt	53	Waterfall	EBITDA Multiple	7.0x - 7.8x (7.8x)	Increase
	21	Cost
Asset Based Finance	1,021	Waterfall	EBITDA Multiple	1.0x - 23.1x (4.1x)	Increase
	744	Discounted Cash Flow	Discount Rate	4.2% - 16.2% (10.1%)	Decrease
	359	Cost
	117	Other(3)
	4	Indicative Dealer Quotes		50.8% - 50.8% (50.8%)	Increase
Equity/Other	737	Waterfall	EBITDA Multiple	0.1x - 16.0x (6.1x)	Increase
	111	Discounted Cash Flow	Discount Rate	7.3% - 25.0% (9.8%)	Decrease
	5	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
	22	Other(3)
	2	Cost
Total	$13,972
_______________
(1)Investments using a market quotes valuation technique were primarily valued by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which were provided by independent third-party pricing services and screened for validity by such services. Investments valued using an EBITDA multiple or a revenue multiple pursuant to the market comparables valuation technique may be conducted using an enterprise valuation waterfall analysis.
(2)Represents the directional change in the fair value of the Level 3 investments that would result from an increase to the corresponding unobservable input. A decrease to the input would have the opposite effect. Significant changes in these inputs in isolation could result in significantly higher or lower fair value measurements.
(3)Fair value based on expected outcome of proposed corporate transactions and/or other factors.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2022, the aggregate amount outstanding of the senior securities issued by the Company was $9,347. As of June 30, 2022, the Company’s asset coverage was 180%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2022 and December 31, 2021. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2021. Any significant changes to the Company's financing arrangements during the six months ended June 30, 2022 are discussed below.

	As of June 30, 2022 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$156	$44	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	December 26, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	292	8	June 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	247	3	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	484	16	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	262	38	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.875%(1)(4)	2,809(5)	1,834(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$9,347	$1,943
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)The spread over the benchmark rate is determined by reference to the amount outstanding under the facility.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €201 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.05 as of June 30, 2022 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD36 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.78 as of June 30, 2022 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £86 has been converted to U.S dollars at an exchange rate of £1.00 to $1.22 as of June 30, 2022 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD118 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.69 as of June 30, 2022 to reflect total amount outstanding in U.S. dollars.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of June 30, 2022, $12 of such letters of credit have been issued.
(7)As of June 30, 2022, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $393, $445, $446, $448, $260, $889, $337, $426 and $599, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of June 30, 2022, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.
(9)As of June 16, 2021, the Company assumed all of FSKR's obligations under its notes, credit facilities, and FSKR's wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

	As of December 31, 2021
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$150	$50	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	June 28, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	300	—	January 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	250	—	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	485	15	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	300	—	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4) SONIA + 0.0326%(1)(4)	2,647(5)	1,544(6)	December 23, 2025
4.750% Notes due 2022(7)	Unsecured Notes	4.75%	450	—	May 15, 2022
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$9,179	$1,609
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)The spread over the benchmark rate is determined by reference to the amount outstanding under the facility.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €260 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD40 has been converted to U.S dollars at an exchange rate of CAD$1.00 to $0.79 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £130 has been converted to U.S dollars at an exchange rate of £1.00 to $1.35 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD116 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.73 as of December 31, 2021 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2021, $9 of such letters of credit have been issued.
(7)As of December 31, 2021, the fair value of the 4.750% notes, the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes and the 3.125% notes was approximately $455, $421, $491, $492, $497, $276, $1,016, $395 and $747, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2021, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.
(9)As of June 16, 2021, the Company assumed all of FSKR’s obligations under its notes and credit facilities, and FSKR’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the six months ended June 30, 2022 and 2021, the components of total interest expense for the Company's financing arrangements were as follows:

	Six Months Ended June 30,
	2022			2021
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$2	$0	$2	$0	$—	$0
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	4	0	4	2	0	2
Darby Creek Credit Facility(2)	3	0	3	0	—	0
Dunlap Credit Facility(2)	7	0	7	1	—	1
Juniata River Credit Facility(2)	—	—	—	1	—	1
Meadowbrook Run Credit Facility(2)	3	0	3	0	—	0
Senior Secured Revolving Credit Facility(2)	38	2	40	10	1	11
4.750% Notes due 2022	6	0	6	11	0	11
5.000% Notes due 2022	—	—	—	6	—	6
4.625% Notes due 2024	9	1	10	9	0	9
1.650% Notes due 2024	4	1	5	—	—	—
4.125% Notes due 2025	10	0	10	10	0	10
4.250% Notes due 2025	10	(3)	7	1	0	1
8.625% Notes due 2025	11	1	12	11	1	12
3.400% Notes due 2026	17	3	20	17	3	20
2.625% Notes due 2027	5	1	6	0	0	0
3.250% Notes due 2027	7	0	7	—	—	—
3.125% Notes due 2028	12	1	13	—	—	—
CLO-1 Notes	5	0	5	4	0	4
Total	$153	$7	$160	$83	$5	$88
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2022 were $9,617 and 3.18%, respectively. As of June 30, 2022, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.51%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2021 were $4,213 and 3.88%, respectively. As of June 30, 2021, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.38%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2022 and December 31, 2021.
Senior Secured Revolving Credit Facility
On May 17, 2022, the Company entered into Amendment No. 2 to the Second Amended and Restated Senior Secured Revolving Credit Agreement originally entered into on December 23, 2020, which was subsequently amended on September 27, 2021, or the

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Credit Agreement, among the Company, as borrower, JPMorgan, as administrative agent, ING, as collateral agent, and the lenders party thereto.
The amendment provides for, among other things, (a) an upsize of the aggregate principal amount of the revolving credit commitments under the Credit Agreement from $4,025 to $4,640, (b) an upsize of the Company’s option to request, at one or more times, that existing and(a)/or new lenders, at their election, provide additional commitments from an amount of up to $2,013 of additional commitments to up to $2,320 of additional commitments, (c) an extension of the revolving period from December 23, 2024 to May 17, 2026, (d) an extension of the scheduled maturity date from December 23, 2025 to May 17, 2027, (e) a reduction of the applicable margin from 2.00% to 1.875% for term SOFR loans (or from 1.00% to 0.875% if the Company elects the base rate option), with a step down to 1.75% for term SOFR loans (or to 0.75% if the Company elects the base rate option) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, (f) a reduction of the commitment fee from up to 0.50% per annum (based on the immediately preceding quarter’s average usage) to 0.375% per annum, in each case, on the unused portion of its sublimit under the Credit Agreement during the revolving period, (g) the replacement of the LIBOR benchmark provisions with SOFR benchmark provisions, including applicable credit spread adjustments, (h) the availability of a swingline subfacility of up to $100, (i) the deletion of the requirement that the Company make mandatory prepayment of interest and principal upon certain events at certain times when the Company’s adjusted asset coverage ratio is less than 185%, and (j) a reset of the minimum shareholders’ equity that must be maintained, measured as of each fiscal quarter end.
On June 29, 2022, the Company entered into a commitment increase agreement with a new lender, pursuant to which the aggregate principal amount of the revolving credit commitments under the Credit Agreement increased from $4,640 to $4,655.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2022, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$9.2
3Pillar Global Inc	30.6
48Forty Solutions LLC	10.6
Advanced Dermatology & Cosmetic Surgery	3.6
Advanced Dermatology & Cosmetic Surgery	2.2
Affordable Care Inc	12.8
Affordable Care Inc	38.3
Alacrity Solutions Group LLC	9.3
Alera Group Intermediate Holdings Inc	0.3
Alera Group Intermediate Holdings Inc	16.4
American Vision Partners	7.8
American Vision Partners	33.0
Amerivet Partners Management Inc	8.4
Amerivet Partners Management Inc	67.3
Arcfield Acquisition Corp	7.1
Arcos LLC/VA	4.5
Ardonagh Group Ltd	22.8
athenahealth Inc	1.2
AxiomSL Ltd	2.4
AxiomSL Ltd	2.3
Barbri Inc	14.8
BGB Group LLC	19.9
CFC Underwriting Ltd	5.8
Clarience Technologies LLC	25.3
Community Brands Inc	3.8
Community Brands Inc	1.9
Corsearch Intermediate Inc	4.4
CSafe Global	34.9
Dental Care Alliance Inc	11.1
Element Materials Technology Group US Holdings Inc	0.4
Encora Digital Inc	19.4
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	6.9
Galway Partners Holdings LLC	11.7
Galway Partners Holdings LLC	13.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Gigamon Inc	$9.3
Heniff Transportation Systems LLC	10.7
Higginbotham Insurance Agency Inc	8.9
HM Dunn Co Inc	2.0
Individual FoodService	4.7
Individual FoodService	4.9
Insight Global LLC	15.3
Insight Global LLC	26.8
Integrity Marketing Group LLC	10.8
J S Held LLC	12.9
J S Held LLC	22.4
Karman Space Inc	2.2
Lakefield Veterinary Group	41.8
Lakeview Farms Inc	10.8
Lakeview Farms Inc	1.8
Lexitas Inc	8.4
Lexitas Inc	12.3
Lloyd's Register Quality Assurance Ltd	12.6
MB2 Dental Solutions LLC	11.9
Med-Metrix	25.0
Med-Metrix	7.8
Monitronics International Inc	10.4
Motion Recruitment Partners LLC	59.6
Net Documents	7.3
Net Documents	1.4
New Era Technology Inc	2.6
Novotech Pty Ltd	5.6
Oxford Global Resources LLC	15.3
Oxford Global Resources LLC	2.7
P2 Energy Solutions Inc.	11.4
Parata Systems	18.3
Parata Systems	5.5
PartsSource Inc	4.2
PartsSource Inc	22.6
Production Resource Group LLC	4.0
Revere Superior Holdings Inc	3.8
Revere Superior Holdings Inc	3.2
Rise Baking Company	2.1
RSC Insurance Brokerage Inc	7.6
RSC Insurance Brokerage Inc	7.0
SAMBA Safety Inc	1.8
SAMBA Safety Inc	6.1
SavATree LLC	7.6
SavATree LLC	6.3
Source Code LLC	15.0
Spins LLC	16.5
Spins LLC	7.9
Summit Interconnect Inc	9.4
Sungard Availability Services Capital Inc	4.0
Sweeping Corp of America Inc	0.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Sweeping Corp of America Inc	$3.8
Time Manufacturing Co	17.7
Wealth Enhancement Group LLC	4.7
Wealth Enhancement Group LLC	6.2
Wealth Enhancement Group LLC	1.4
Woolpert Inc	3.7
Worldwise Inc	15.5
Worldwise Inc	14.2
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.1
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	23.0
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Home Partners JV 2, Structured Mezzanine	10.7
Jet Edge International LLC, Term Loan	0.7
Opendoor Labs Inc, Structured Mezzanine	53.4
Total	$1,207.2
Unfunded Asset Based Finance/Other commitments	$322.6
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of June 30, 2022, the Company’s debt commitments are comprised of $421.9 revolving credit facilities and $785.3 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(18.0). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of June 30, 2022, $12 of such letters of credit have been issued.
As of June 30, 2022, the Company also has an unfunded commitment to provide $560.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2022 and December 31, 2021.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the six months ended June 30, 2022 and the year ended December 31, 2021:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$27.17	$25.02
Results of operations(2)
Net investment income (loss)	1.49	2.76
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.96)	4.28
Net increase (decrease) in net assets resulting from operations	0.53	7.04
Stockholder distributions(3)
Distributions from net investment income	(1.31)	(2.47)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(1.31)	(2.47)
Capital share transactions
Issuance of common stock(4)	—	(2.20)
Repurchases of common stock(5)	0.02	0.01
Deduction of deferred costs(6)	—	(0.23)
Net increase (decrease) in net assets resulting from capital share transactions	0.02	(2.42)
Net asset value, end of period	$26.41	$27.17
Per share market value, end of period	$19.42	$20.94
Shares outstanding, end of period	283,470,828	284,543,091
Total return based on net asset value(7)	2.02%	18.47%
Total return based on market value(8)	(1.57)%	41.45%
Ratio/Supplemental Data:
Net assets, end of period	$7,487	$7,730
Ratio of net investment income to average net assets(9)	10.89%	10.36%
Ratio of total operating expenses to average net assets(9)	9.83%	9.35%
Ratio of net operating expenses to average net assets(9)	9.06%	8.82%
Portfolio turnover(10)	15.59%	49.82%
Total amount of senior securities outstanding, exclusive of treasury securities	$9,347	$9,179
Asset coverage per unit(11)	1.80	1.84
_______________
(1)Per share data may be rounded in order to recompute the ending net asset value per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)For the year ended December 31, 2021, the issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the 2021 Merger at the fair value of FSK's common stock issued based on the shares outstanding resulting from the 2021 Merger.
(5)Represents the incremental impact of the Company's share repurchase program by buying shares in the open market at a price lower than net asset value per share.
(6)For the year ended December 31, 2021, represents the impact on NAV of merger accounting by the permanent write-off of the Company's deferred merger costs and FSKR's deferred costs and prepaid assets as well as the mark-to-market of FSKR's 4.25% Notes.
(7)The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 11. Financial Highlights (continued)

inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.
(8)The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(9)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2022 are annualized. Annualized ratios for the six months ended June 30, 2022 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2022. The following is a schedule of supplemental ratios for the six months ended June 30, 2022 and year ended December 31, 2021:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
	(Unaudited)
Ratio of net subordinated income incentive fees to average net assets	1.21%	0.83%
Ratio of interest expense to average net assets	4.12%	4.10%
Ratio of excise taxes to average net assets	—	0.21%
(10)Portfolio turnover for the six months ended June 30, 2022 is not annualized.
(11)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

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
The company incurred $8 of professional fees and other costs associated with the 2021 Merger. Such costs were capitalized by the Company and included in the purchase price of the 2021 Merger. Deferred costs and prepaid assets of $19 were permanently written off. Additionally, the Company marked-to-market the fair value of FSKR's 4.25% Notes, which was $26 greater than it's carrying amount.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except share and per share amounts)
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to FS KKR Capital Corp. and the "Advisor" refers to FS/KKR Advisor, LLC.
Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the current COVID-19 pandemic;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financings and investments;
•receiving and maintaining corporate credit ratings and changes in the general interest rate environment;
•the adequacy of our cash resources, financing sources and working capital;
•the timing and amount of cash flows, distributions and dividends, if any, from our portfolio companies;
•our contractual arrangements and relationships with third parties;
•actual and potential conflicts of interest with the other funds managed by the Advisor, FS Investments, KKR Credit or any of their respective affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•general economic and political trends and other external factors, including the current COVID-19 pandemic and related disruptions caused thereby;
•our use of financial leverage;
•the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Advisor or its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a RIC and as a BDC;
•the impact on our business of the Dodd-Frank Wall Street Reform and Consumer Protection Act, as amended, and the rules and regulations issued thereunder;
•the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and
•the tax status of the enterprises in which we may invest.
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason. Factors that could cause actual results to differ materially include:
•changes in the economy;
•geo-political risks;

•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics;
•future changes in laws or regulations and conditions in our operating areas; and
•the price at which shares of our common stock may trade on the New York Stock Exchange, or NYSE.
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
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Advisor;
•employing a defensive investment approach focused on long-term credit performance and principal protection;
•focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual EBITDA of $25 million to $100 million at the time of investment;
•investing primarily in established, stable enterprises with positive cash flows; and
•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.
We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Advisor and its affiliates. We define direct originations as any investment where the Company's investment adviser, sub-adviser or their affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. These direct originations include investments originated by our former investment adviser, our former investment sub-adviser or their affiliates.
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter” market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Advisor will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Advisor's fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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

Portfolio Investment Activity for the Three and Six Months Ended June 30, 2022 and for the Year Ended December 31, 2021
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2022 and the year ended December 31, 2021:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2022	June 30, 2022
Purchases	$804	$2,872
Sales and Repayments	(906)	(2,579)
Net Portfolio Activity	$(102)	$293

	For the Three Months Ended				For the Six Months Ended
	June 30, 2022				June 30, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$555	69%	$349	39%	$1,699	59%	$1,325	51%
Senior Secured Loans—Second Lien	4	1%	101	11%	43	2%	204	8%
Other Senior Secured Debt	—	—	—	—	—	—	—	—
Subordinated Debt	1	0%	37	4%	7	0%	37	1%
Asset Based Finance(1)	156	19%	171	19%	577	20%	664	26%
Credit Opportunities Partners JV, LLC	88	11%	—	—	175	6%	—	—
Equity/Other(1)	—	—	248	27%	371	13%	349	14%
Total	$804	100%	$906	100%	$2,872	100%	$2,579	100%

(1) Equity/Other includes investments in preferred equity investments. During the three and six months ended June 30, 2022, purchases of preferred equity investments were $0 and $323, respectively and sales and repayments of preferred equity investments were $68 and $109, respectively.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$10,106	$10,022	61.9%	$9,695	$9,765	60.7%
Senior Secured Loans—Second Lien	1,334	1,296	8.0%	1,564	1,557	9.7%
Other Senior Secured Debt	150	110	0.7%	149	120	0.7%
Subordinated Debt	196	80	0.5%	188	111	0.7%
Asset Based Finance(2)	2,118	2,113	13.1%	2,132	2,245	13.9%
Credit Opportunities Partners JV, LLC	1,572	1,512	9.3%	1,397	1,396	8.7%
Equity/Other(2)	1,137	1,045	6.5%	932	907	5.6%
Total	$16,613	$16,178	100.0%	$16,057	$16,101	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2) As of June 30, 2022, Equity/Other included $634 of preferred equity investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Number of Portfolio Companies	192	189
% Variable Rate Debt Investments (based on fair value)(1)(2)	68.4%	69.7%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	9.9%	10.2%
% Other Income Producing Investments (based on fair value)(3)	14.4%	13.1%
% Non-Income Producing Investments (based on fair value)(2)	4.4%	5.1%
% of Investments on Non-Accrual (based on fair value)	2.9%	1.9%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.9%	9.2%
Weighted Average Annual Yield on All Debt Investments(5)	9.3%	8.7%
_____________________
(1)"Debt Investments" means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)Does not include investments on non-accrual status.

(3)"Other Income Producing Investments" means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2022.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2022.
For the six months ended June 30, 2022, our total return based on net asset value was 2.02% and our total return based on market value was (1.57)%. For the year ended December 31, 2021, our total return based on net asset value was 18.47% and our total return based on market value was 41.45%. See footnotes 7 and 8 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.
Direct Originations
The following table presents certain selected information regarding our Direct Originations as of June 30, 2022 and December 31, 2021:

Characteristics of All Direct Originations held in Portfolio	June 30, 2022	December 31, 2021
Number of Portfolio Companies	169	167
% of Investments on Non-Accrual (based on fair value)	3.0%	1.9%
Total Cost of Direct Originations	$15,873.1	$15,341.3
Total Fair Value of Direct Originations	$15,578.2	$15,433.3
% of Total Investments, at Fair Value	96.3%	95.9%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.7%	8.9%
Weighted Average Annual Yield on All Debt Investments(2)	9.1%	8.5%
_____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2022.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2022.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(Unaudited)		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$83	0.5%	$89	0.5%
Banks	—	—	15	0.1%
Capital Goods	2,172	13.4%	2,281	14.2%
Commercial & Professional Services	1,615	10.0%	1,615	10.0%
Consumer Durables & Apparel	340	2.1%	551	3.4%
Consumer Services	324	2.0%	393	2.4%
Credit Opportunities Partners JV, LLC	1,512	9.3%	1,396	8.7%
Diversified Financials	602	3.7%	672	4.2%
Energy	339	2.1%	241	1.5%
Food & Staples Retailing	270	1.7%	296	1.8%
Food, Beverage & Tobacco	191	1.2%	256	1.6%
Health Care Equipment & Services	2,066	12.8%	1,613	10.0%
Household & Personal Products	307	1.9%	227	1.4%
Insurance	938	5.8%	898	5.6%
Materials	209	1.3%	211	1.3%
Media & Entertainment	456	2.8%	720	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	216	1.3%	235	1.5%
Real Estate	1,024	6.3%	876	5.4%
Retailing	310	1.9%	288	1.8%
Software & Services	2,705	16.7%	2,698	16.8%
Technology Hardware & Equipment	40	0.3%	42	0.3%
Telecommunication Services	107	0.7%	128	0.8%
Transportation	352	2.2%	360	2.2%
Total	$16,178	100.0%	$16,101	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$12,451	77%	$12,602	78%
2	3,039	19%	2,468	15%
3	300	2%	748	5%
4	388	2%	283	2%
Total	$16,178	100%	$16,101	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Six Months Ended June 30, 2022 and June 30, 2021
Revenues
Our investment income for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$247	65.2%	$111	53.9%	$508	65.6%	$203	56.9%
Paid-in-kind interest income	40	10.6%	18	8.7%	83	10.7%	35	9.8%
Fee income	13	3.4%	23	11.2%	42	5.4%	34	9.5%
Dividend income	79	20.8%	54	26.2%	142	18.3%	85	23.8%
Total investment income(1)	$379	100.0%	$206	100.0%	$775	100.0%	$357	100.0%
___________
(1)Such revenues represent $320 and $181 of cash income earned as well as $59 and $25 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2022 and 2021, respectively, and represent $652 and $312 of cash income earned as well as $123 and $45 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2022 and 2021, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest income during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 can primarily be attributed to the increase in assets resulting from the 2021 Merger.
The decrease in fee income for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 can primarily be attributed to reduced structuring activity during the three months ended June 30, 2022. The increase in fee income for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 can primarily be attributed to structuring fees and prepayment fees received in connection with increased investment and repayment activity during the three months ended March 31, 2022.
The increase in dividend income during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 can primarily be attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC.

Expenses
Our operating expenses for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Management fees	$63	$30	$125	$55
Subordinated income incentive fees	37	8	77	8
Administrative services expenses	4	2	8	4
Accounting and administrative fees	1	0	2	1
Interest expense	83	46	160	88
Other expenses	3	4	10	7
Total operating expenses	$191	$90	$382	$163
Incentive fee waiver	(15)	—	(30)	—
Total net expenses	$176	$90	$352	$163

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Ratio of operating expenses to average net assets	2.46%	2.30%	4.92%	4.64%
Ratio of incentive fee waiver to average net assets(1)	(0.19)%	—	(0.39)%	—
Ratio of net operating expenses to average net assets	2.27%	2.30%	4.53%	4.64%
Ratio of net incentive fees and interest expense to average net assets(1)	1.36%	1.38%	2.66%	2.73%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.91%	0.92%	1.87%	1.91%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
The increase in expenses during the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021 can primarily be attributed to the increased management fee as a result of the higher asset base from the 2021 Merger, the increased subordinated income incentive fee pursuant to the terms of the investment advisory agreement following the 2021 Merger and increased interest expense resulting from the higher debt outstanding due to the 2021 Merger.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.
Net Investment Income
Our net investment income totaled $203 ($0.71 per share) and $116 ($0.77 per share) for the three months ended June 30, 2022 and 2021, respectively. The increase in net investment income during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 can primarily be attributed to higher investment income during the three months ended June 30, 2022 as discussed above.
Our net investment income totaled $423 ($1.49 per share) and $194 ($1.41 per share) for the six months ended June 30, 2022 and 2021, respectively. The increase in net investment income during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 can primarily be attributed to higher investment income during the three months ended June 30, 2022 as discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net realized gain (loss) on investments(1)	$183	$52	$151	$(74)
Net realized gain (loss) on foreign currency forward contracts	2	—	7	—
Net realized gain (loss) on foreign currency	6	(1)	7	(3)
Total net realized gain (loss)	$191	$51	$165	$(77)
______________
(1)We sold investments and received principal repayments, respectively, of $242 and $664 during the three months ended June 30, 2022 and $185 and $852 during the three months ended June 30, 2021. We sold investments and received principal repayments, respectively, of $1,236 and $1,343 during the six months ended June 30, 2022 and $433 and $1,481 during the six months ended June 30, 2021.
Provision for Taxes on Realized Gains on Investments
We recorded a provision for taxes on realized gains with respect to one of our equity investments of $(3) and $0 during the three months ended June 30, 2022 and 2021, and $(3) and $0 during the six months ended June 30, 2022 and 2021, respectively.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net change in unrealized appreciation (depreciation) on investments	$(506)	$684	$(479)	$926
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	15	2	16	3
Net change in unrealized gain (loss) on foreign currency	27	12	30	18
Total net change in unrealized appreciation (depreciation)	$(464)	$698	$(433)	$947
The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2022 was driven primarily by a general widening of credit spreads. The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2021 was driven primarily by $628 of appreciation resulting from the merger accounting associated with the 2021 Merger, as well as strong performance of one portfolio company during the quarter.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2022, the net decrease in net assets resulting from operations was $(73) ($(0.26) per share) compared to a net increase in net assets resulting from operations of $865 ($5.75 per share) during the three months ended June 30, 2021.
For the six months ended June 30, 2022, the net increase in net assets resulting from operations was $152 ($0.53 per share) compared to a net increase in net assets resulting from operations of $1,064 ($7.76 per share) during the six months ended June 30, 2021.
This "Results of Operations" section should be read in conjunction with "COVID-19 Developments" above.

Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2022, we had $269 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $1,943 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2022, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of June 30, 2022, we had unfunded debt investments with aggregate unfunded commitments of

$1,207.2, unfunded equity/other commitments of $322.6 and unfunded commitments of $560.2 of Credit Opportunities Partners JV, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2022, the aggregate amount outstanding of the senior securities issued by us was $9.3 billion. As of June 30, 2022, our asset coverage was 180%. See “—Financing Arrangements.”
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
This "Financial Condition, Liquidity and Capital Resources" section should be read in conjunction with "COVID-19 Developments" above.
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2022:

	As of June 30, 2022 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$156	$44	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	December 26, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	292	8	June 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	247	3	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	484	16	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	262	38	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.875%(1)(4)	2,809(5)	1,834(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$9,347	$1,943
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)The spread over the benchmark rate is determined by reference to the amount outstanding under the facility.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €201 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.05 as of June 30, 2022 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD36 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.78 as of June 30, 2022 to reflect total amount outstanding in U.S. dollars.

Pounds sterling balance outstanding of £86 has been converted to U.S dollars at an exchange rate of £1.00 to $1.22 as of June 30, 2022 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD118 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.69 as of June 30, 2022 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of June 30, 2022, $12 of such letters of credit have been issued.
(7)As of June 30, 2022, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $393, $445, $446, $448, $260, $889, $337, $426 and $599, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of June 30, 2022, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.
(9)As of June 16, 2021, the Company assumed all of FSKR's obligations under its notes, credit facilities, and FSKR's wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2022 or 2021 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.60	$74
June 30, 2021	0.60	75
Total	$1.20	$149
Fiscal 2022
March 31, 2022	$0.63	$179
June 30, 2022	0.68	193
Total	$1.31	$372
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
None.

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

With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•our quarterly fair valuation process begins by the Advisor providing financial and operating information with respect to each portfolio company or investment to our independent third-party valuation service providers;
•our independent third-party valuation service providers review this information, along with other public and private information, and provide the Advisor with a valuation range for each portfolio company or investment;
•the Advisor then discusses the independent third-party valuation service providers’ valuation ranges and provides the valuation committee of the board of directors, or the valuation committee, with a valuation recommendation for each investment, along with supporting materials;
•preliminary valuations are then discussed with the valuation committee;
•our valuation committee reviews the preliminary valuations and the Advisor, together with our independent third-party valuation service providers and, if applicable, supplements the preliminary valuations to reflect any comments provided by the valuation committee;
•following the completion of its review, our valuation committee recommends that our board of directors approves the fair valuations determined by the valuation committee; and
•our board of directors discusses the valuations and determines the fair value of each such investment in our portfolio in good faith based on various statistical and other factors, including the input and recommendation of the Advisor, the valuation committee and our independent third-party valuation service providers.
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
Contractual Obligations
We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2022 and 2021.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2022, 68.4% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 9.9% were debt investments paying fixed interest rates while 14.4% were other income producing investments, 4.4% consisted of non-income producing investments, and the remaining 2.9% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
Pursuant to the terms of the Ambler Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Dunlap Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility and the CLO-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2022 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(106)	$(46)	$(60)	(6.4)%
Down 50 basis points	(53)	(23)	(30)	(3.2)%
Up 50 basis points	62	23	39	4.1%
Up 100 basis points	120	46	74	7.8%
Up 150 basis points	178	69	109	11.5%
Up 200 basis points	235	92	143	15.1%
Up 250 basis points	293	115	178	18.9%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2022, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2022 and 2021, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2022, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2022 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of June 30, 2022					Economic Hedging As of June 30, 2022
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2022 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	96.9	$66.9	$65.0	$6.5	A$	5.2	$3.6
British Pound Sterling		£100.8	122.6	112.3	11.2		£19.7	24.1
Canadian Dollars		$45.1	35.0	37.1	3.7		$10.2	8.0
Euros		€473.0	495.2	260.5	26.1		€74.0	77.5
Icelandic Krona	ISK	1,325.0	10.0	10.0	1.0	ISK	—	—
Norwegian Krone	NOK	439.8	44.6	42.8	4.3	NOK	45.1	4.6
Swedish Krona	SEK	1,238.0	120.9	89.3	8.9	SEK	1,020.1	99.7
Total			$895.2	$617.0	$61.7			$217.5
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
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
As of June 30, 2022, the net contractual amount of our foreign currency forward contracts totaled $217.5, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2022, we had outstanding borrowings denominated in foreign currencies of €201, CAD36, £86 and AUD118 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the six months ended June 30, 2022, the Company repurchased 1,072,263 shares of common stock pursuant to the September 2021 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $21.14 (totaling $23). During the period from July 1, 2022 to July 31, 2022, the Company repurchased 241,847 shares of common stock pursuant to the September 2021 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $20.61 (totaling $5).
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
During the six months ended June 30, 2022, the Affiliated Purchaser Program purchased 3,100,501 shares of common stock at an average price per share (inclusive of commissions paid) of $21.93 (totaling $68).

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended June 30, 2022. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	121,143	$22.19	121,143	$76
May 1, 2022 through May 31, 2022	232,132	21.11	232,132	71
June 1, 2022 through June 30, 2022	314,060	19.67	314,060	65
	667,335	$20.63	667,335
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the September 2021 Share Repurchase Program and the Affiliated Purchaser Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Reconvened Annual Meeting of Stockholders
The Company held its Annual Meeting of Stockholders (the “Annual Meeting”) on June 22, 2022. On June 22, 2022, the Company adjourned the Annual Meeting with respect to the Share Issuance Proposal (as defined below) to permit additional time to solicit stockholder votes for such proposal. The reconvened meeting (the “Reconvened Meeting”) was held on August 3, 2022. As of April 25, 2022, the record date (the “Record Date”) for the determination of stockholders entitled to notice of, and to vote at, the Reconvened Meeting, 284,077,369 shares of common stock were eligible to be voted in person or by proxy. Of the eligible shares of common stock to be voted, 153,416,777 were voted in person or by proxy at the Reconvened Meeting.
Stockholders were asked to consider and act upon the following proposal, which was described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on April 27, 2022:
•Proposal No. 2 – to approve a proposal to allow the Company in future offerings to sell its shares below net asset value per share in order to provide flexibility for future sales (the “Share Issuance Proposal”).
The Share Issuance Proposal was approved by the Company’s stockholders at the Reconvened Meeting. The votes for, votes against, abstentions and broker non-votes are set below:

Votes For	Votes Against	Abstentions	Broker Non-Votes
118,884,775	27,062,210	7,469,792	0

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

4.22	Form of 1.650% Notes due 2024 (included as Exhibit A to Exhibit 4.21 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant ’s Current Report on Form 8-K filed on October 13, 2021.

4.23
Tenth Supplemental Indenture, dated October 12, 2021, relating to the 3.125% Notes due 2028, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 13, 2021.)

4.24	Form of 3.125% Notes due 2028 (included as Exhibit A to Exhibit 4.23 hereto) (incorporated by reference to Exhibit 4.3 to the Registrant ’s Current Report on Form 8-K filed on October 13, 2021.

4.25
Eleventh Supplemental Indenture, dated January 18, 2022, relating to the 3.250% Notes due 2027, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2022.)

4.26	Form of 3.250% Notes due 2027 (included as Exhibit A to Exhibit 4.25 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant ’s Current Report on Form 8-K filed on January 19, 2022.

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

10.41
Amendment No. 14 to Loan Financing and Servicing Agreement, dated December 28, 2021, by and among Dunlap Funding LLC, Deutsche Bank AG, New York Branch, as facility agent and as lender. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

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

10.59
Amendment No. 2, dated as of May 17, 2022, by and among FS KKR Capital Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2022).

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

*Filed herewith.
†Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2022.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer