Form 10-Q
period 2022-09-30
FS KKR Capital Corp
filed 2022-11-07
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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
There were 282,978,008 shares of the registrant’s common stock outstanding as of October 31, 2022.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$12,988 and $12,419, respectively)	$12,552	$12,558
Non-controlled/affiliated investments (amortized cost—$579 and $860, respectively)	439	859
Controlled/affiliated investments (amortized cost—$3,111 and $2,778, respectively)	2,801	2,684
Total investments, at fair value (amortized cost—$16,678 and $16,057, respectively)	$15,792	$16,101
Cash	264	258
Foreign currency, at fair value (cost—$2 and $119, respectively)	2	119
Receivable for investments sold and repaid	425	567
Income receivable	165	153
Unrealized appreciation on foreign currency forward contracts	39	9
Deferred financing costs	22	16
Prepaid expenses and other assets	7	5
Total assets	$16,716	$17,228
Liabilities
Payable for investments purchased	$57	$2
Debt (net of deferred financing costs of $36 and $38, respectively)(1)	9,137	9,142
Unrealized depreciation on foreign currency forward contracts	—	1
Stockholder distributions payable	190	176
Management fees payable	61	60
Subordinated income incentive fees payable(2)	25	19
Administrative services expense payable	7	5
Interest payable	67	70
Other accrued expenses and liabilities	12	23
Total liabilities	$9,556	$9,498
Commitments and contingencies(3)
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 750,000,000 shares authorized, 282,978,008 and 284,543,091 shares issued and outstanding, respectively	—	—
Capital in excess of par value	9,625	9,658
Retained earnings (accumulated deficit)(4)	(2,465)	(1,928)
Total stockholders' equity	$7,160	$7,730
Total liabilities and stockholders' equity	$16,716	$17,228
Net asset value per share of common stock at period end	$25.30	$27.17
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

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Investment income
From non-controlled/unaffiliated investments:
Interest income	$255	$219	$725	$414
Paid-in-kind interest income	18	16	51	35
Fee income	23	29	63	62
Dividend and other income	9	8	34	20
From non-controlled/affiliated investments:
Interest income	8	8	25	12
Paid-in-kind interest income	12	4	37	12
Fee income	3	2	5	2
Dividend and other income	—	0	7	0
From controlled/affiliated investments:
Interest income	16	12	37	16
Paid-in-kind interest income	9	15	34	23
Fee income	—	0	—	1
Dividend and other income	58	47	168	120
Total investment income	411	360	1,186	717

Operating expenses
Management fees	61	58	186	113
Subordinated income incentive fees(1)	40	35	117	43
Administrative services expenses	4	5	12	9
Accounting and administrative fees	2	1	4	2
Interest expense(2)	96	70	256	158
Other general and administrative expenses	6	5	16	12
Total operating expenses	209	174	591	337
Incentive fee waiver(1)	(15)	(15)	(45)	(15)
Net expenses	194	159	546	322
Net investment income before taxes	217	201	640	395
Excise taxes	1	—	1	—
Net investment income	216	201	639	395

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	16	60	167	(22)
Non-controlled/affiliated investments	51	139	90	203
Controlled/affiliated investments	(4)	(2)	(43)	(58)
Net realized gain (loss) on foreign currency forward contracts	2	0	9	0
Net realized gain (loss) on foreign currency	5	(1)	12	(4)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(283)	(49)	(574)	526
Non-controlled/affiliated investments	(99)	(104)	(140)	65
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations (continued)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Controlled/affiliated investments	$(69)	$11	$(216)	$193
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	15	5	31	8
Net change in unrealized gain (loss) on foreign currency	23	10	53	28
Total net realized and unrealized gain (loss)	(343)	69	(611)	939
Provision for taxes on realized gains on investments	—	—	(3)	—
Net increase (decrease) in net assets resulting from operations	$(127)	$270	$25	$1,334

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$(0.45)	$0.95	$0.09	$7.13
Weighted average shares outstanding	283,175,526	285,124,920	283,787,605	187,003,417
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company's financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operations
Net investment income (loss)	$216	$201	$639	$395
Net realized gain (loss) on investments, foreign currency forward contracts, foreign currency and provision for taxes on realized gains on investments	70	196	232	119
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	(436)	(137)	(899)	792
Net change in unrealized gain (loss) on foreign currency	23	10	53	28
Net increase (decrease) in net assets resulting from operations	(127)	270	25	1,334
Stockholder distributions(2)
Distributions to stockholders	(190)	(186)	(562)	(335)
Net decrease in net assets resulting from stockholder distributions	(190)	(186)	(562)	(335)
Capital share transactions(3)
Issuance of common stock	—	—	—	3,642
Repurchases of common stock	(10)	(1)	(33)	(1)
Net increase (decrease) in net assets resulting from capital share transactions	(10)	(1)	(33)	3,641
Total increase (decrease) in net assets	(327)	83	(570)	4,640
Net assets at beginning of period	7,487	7,653	7,730	3,096
Net assets at end of period	$7,160	$7,736	$7,160	$7,736
_______________
(1)See Note 7 for a discussion of these financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(in millions)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$25	$1,334
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(3,779)	(4,528)
Paid-in-kind interest	(89)	(67)
Proceeds from sales and repayments of investments	3,530	3,720
Net realized (gain) loss on investments	(214)	(123)
Net change in unrealized (appreciation) depreciation on investments(2)	930	(773)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(31)	(7)
Accretion of discount	(69)	(46)
Amortization of deferred financing costs and discount	11	7
Unrealized (gain)/loss on borrowings in foreign currency	(81)	(5)
(Increase) decrease in receivable for investments sold and repaid	142	(192)
(Increase) decrease in income receivable	(12)	(91)
(Increase) decrease in deferred merger costs	—	1
(Increase) decrease in prepaid expenses and other assets	(2)	(2)
Increase (decrease) in payable for investments purchased	55	57
Increase (decrease) in management fees payable	1	33
Increase (decrease) in subordinated income incentive fees payable	6	20
Increase (decrease) in administrative services expense payable	2	4
Increase (decrease) in interest payable	(3)	30
Increase (decrease) in other accrued expenses and liabilities	(11)	(6)
Cash acquired in merger	—	293
Other assets acquired from merger net of other assets	—	17
Merger costs capitalized into purchase price	—	(8)
Mark-to-market of merged debt	—	26
Net cash provided by (used in) operating activities	411	(306)
Cash flows from financing activities
Repurchases of common stock	(33)	(1)
Stockholder distributions	(548)	(316)
Borrowings under financing arrangements(3)	2,848	2,689
Repayments of financing arrangements(3)	(2,770)	(2,009)
Deferred financing costs paid	(19)	(7)
Net cash provided by (used in) financing activities	(522)	356
Total increase (decrease) in cash	(111)	50
Cash, and foreign currency at beginning of period	377	191
Cash, and foreign currency at end of period	$266	$241
Supplemental disclosure
Non-cash purchases of investments	$(541)	$(198)
Non-cash sales of investments	$541	$198
Local and excise taxes paid	$13	$9
______________
(1)For the nine months ended September 30, 2021, amount excludes $7,227 of cost of investments acquired from the 2021 Merger.
(2)For the nine months ended September 30, 2021, amount excludes $11 of unrealized depreciation on unfunded commitments acquired from the 2021 Merger.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows (continued)
(in millions)

(3)For the nine months ended September 30, 2021, amount excludes $3,794 of debt assumed from the 2021 Merger. See Note 9 for a discussion of the Company’s financing arrangements. During the nine months ended September 30, 2022 and 2021, the Company paid $248 and $138, respectively, in interest expense on the financing arrangements.

Supplemental disclosure of non-cash operating and financing activities:
In connection with the 2021 Merger, the Company issued common stock of $3,650 and acquired investments at cost of $7,227 and other assets of $221 and assumed debt of $3,794 and other liabilities of $297.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—136.6%
3Pillar Global Inc	(i)(k)(l)	Software & Services	L+575	0.8%	11/23/27		$95.5	$94.7	$92.9
3Pillar Global Inc	(v)	Software & Services	L+600	0.8%	11/23/27		5.7	5.7	5.5
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/26		9.2	9.2	8.9
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/27		24.9	24.9	24.2
48Forty Solutions LLC	(f)(k)(l)(t)(v)	Commercial & Professional Services	SF+550	1.0%	11/30/26		183.2	181.5	179.1
48Forty Solutions LLC	(v)	Commercial & Professional Services	SF+550	1.0%	11/30/26		7.4	7.4	7.3
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+550	1.0%	11/30/26		3.2	3.2	3.1
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Diversified Financials	9.0%		11/18/23		97.5	71.4	62.4
Accuride Corp	(aa)(l)	Capital Goods	L+525	1.0%	11/17/23		8.9	8.4	7.7
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	5/7/27		38.6	36.9	38.3
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	L+650	1.0%	5/7/27		7.9	7.9	7.8
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+650	1.0%	5/7/26		3.6	3.6	3.5
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+650	1.0%	5/7/27		2.2	2.2	2.2
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	933.6	105.9	81.2
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.1	9.1
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$38.8	38.4	38.3
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		10.3	10.3	10.2
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		12.8	12.8	12.7
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		33.2	33.2	32.8
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/27		3.1	3.0	3.0
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/28		28.4	28.0	27.6
Alacrity Solutions Group LLC	(x)	Insurance	L+525	0.8%	12/22/27		7.7	7.7	7.4
Alera Group Intermediate Holdings Inc	(v)	Insurance	SF+600	0.8%	10/2/28		9.2	9.1	8.8
Alera Group Intermediate Holdings Inc	(v)	Insurance	SF+600	0.8%	10/2/28		17.0	17.0	16.4
Alera Group Intermediate Holdings Inc	(x)	Insurance	SF+600	0.8%	10/2/28		5.6	5.6	5.4
American Vision Partners	(i)(v)	Health Care Equipment & Services	L+575	0.8%	9/30/27		74.4	73.8	72.6
American Vision Partners	(v)	Health Care Equipment & Services	L+575	0.8%	9/30/27		38.8	38.8	37.9
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/26		7.8	7.8	7.6
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		0.8	0.8	0.8
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		101.5	100.6	98.4
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		7.6	7.6	7.4
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		61.4	61.4	59.6
Apex Group Limited	(aa)(v)(w)	Diversified Financials	L+375	0.5%	7/27/28		2.5	2.5	2.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Apex Group Limited	(aa)(v)(w)	Diversified Financials	E+400	0.0%	7/27/28		€2.0	$2.3	$1.9
Arcfield Acquisition Corp	(i)(v)	Capital Goods	L+575	0.8%	3/10/28		$40.4	40.0	39.6
Arcfield Acquisition Corp	(x)	Capital Goods	L+575	0.8%	3/10/27		7.1	7.1	6.9
Arcos LLC/VA	(m)	Software & Services	L+575	1.0%	3/31/28		12.4	12.2	11.8
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	4/20/27		4.5	4.5	4.3
Ardonagh Group Ltd	(v)(w)	Insurance	SA+700	0.8%	7/14/26		£0.8	1.0	0.9
Ardonagh Group Ltd	(w)(x)	Insurance	L+575	0.8%	7/14/26		16.7	22.8	21.9
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.6	30.9	27.4
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.0
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	L+750	1.0%	9/1/26		$41.1	41.1	41.1
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	L+600	1.0%	12/3/27		34.8	34.2	34.1
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/25		2.5	2.4	2.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/27		2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(m)(t)(v)	Consumer Services	L+575	0.8%	4/28/28		132.1	127.9	132.1
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/28/28		9.1	9.1	9.1
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25		21.9	21.8	19.6
Belk Inc	(aa)(ac)(v)(y)(z)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		69.9	43.5	12.9
BGB Group LLC	(f)(i)(k)(l)(m)(t)	Media & Entertainment	L+575	1.0%	8/16/27		111.4	110.4	109.7
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27		19.9	19.9	19.6
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26		75.0	74.4	70.0
Caldic BV	(aa)(v)(w)	Retailing	E+350	0.0%	2/4/29		€0.8	0.9	0.7
Caldic BV	(aa)(v)(w)	Retailing	SF+375	0.5%	2/26/29		$1.4	1.4	1.3
CFC Underwriting Ltd	(v)(w)	Insurance	SF+550, 0.0% PIK (2.8% Max PIK)	0.5%	5/16/29		39.5	38.5	38.3
CFC Underwriting Ltd	(w)(x)	Insurance	SA+550, 0.0% PIK (2.8% Max PIK)	0.0%	5/16/29		£4.7	5.7	5.6
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24		$7.5	5.0	3.5
Clarience Technologies LLC	(v)	Capital Goods	SF+625	1.0%	12/13/24		1.8	1.7	1.8
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26		294.7	284.9	292.1
Clarience Technologies LLC	(x)	Capital Goods	SF+625	1.0%	12/13/24		23.6	23.6	23.4
Community Brands Inc	(v)	Software & Services	SF+575	0.8%	2/24/28		32.8	32.2	31.9
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28		3.9	3.8	3.8
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28		1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24		15.0	14.3	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28		30.1	28.5	29.8
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28		4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27		187.3	181.8	187.3
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27		£27.2	36.0	30.3
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28		$11.8	11.8	11.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26	$34.9	$34.9	$34.7
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	SF+600	0.8%	4/3/28	131.3	127.4	129.5
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	SF+600	0.8%	4/3/28	6.1	6.1	6.0
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	4/12/29	€0.3	0.4	0.3
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	SF+425	0.5%	6/22/29	$1.4	1.4	1.3
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/20/28	65.1	63.9	62.1
Encora Digital Inc	(x)	Software & Services	L+550	0.8%	12/20/28	19.6	19.4	18.7
Envirotainer Ltd	(w)(x)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.7
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	$1.0	1.0	1.0
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	E+575	0.0%	8/12/29	€4.1	4.1	3.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	$1.4	1.4	1.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	4.7	4.7	4.7
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	73.9	73.2	72.3
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	9.9	9.9	9.7
Foundation Consumer Brands LLC	(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	85.6	82.1	86.5
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(v)	Insurance	L+550	0.8%	10/29/27	0.4	0.3	0.4
Foundation Risk Partners Corp	(v)	Insurance	L+550	0.8%	10/29/28	65.8	64.9	64.0
Foundation Risk Partners Corp	(v)	Insurance	L+550	0.8%	10/29/28	14.3	14.2	13.9
Foundation Risk Partners Corp	(x)	Insurance	L+550	0.8%	10/29/27	6.6	6.6	6.4
Frontline Technologies Group LLC	(i)(m)(v)	Software & Services	L+575	1.0%	9/18/23	22.9	22.8	22.9
Frontline Technologies Group LLC	(s)	Software & Services	L+575	1.0%	9/18/23	26.7	25.8	26.9
Frontline Technologies Group LLC	(v)	Software & Services	L+575	1.0%	9/18/23	10.9	10.5	11.0
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	0.0%	6/24/23	7.5	7.5	7.5
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	88.3	88.3	86.8
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26	22.5	22.3	22.3
Galway Partners Holdings LLC	(k)(l)(m)(t)(v)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	105.6	103.8	103.8
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.8	11.8
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	7.1	7.1	7.0
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	L+625	1.0%	6/18/27	157.4	156.1	148.7
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/9/29	170.9	169.3	165.3
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	9.0
Gracent LLC	(v)	Health Care Equipment & Services	SF+550	1.0%	2/28/27	25.9	26.8	23.6
Gracent LLC	(v)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27	22.2	22.8	15.9
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26	194.8	184.4	188.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	$6.5	$6.3	$6.3
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	L+575	1.0%	12/3/26	136.6	130.4	131.9
Heniff Transportation Systems LLC	(v)	Transportation	L+625	1.0%	12/3/26	19.2	18.5	18.9
Heniff Transportation Systems LLC	(x)	Transportation	L+575	1.0%	12/3/24	11.3	11.3	10.9
Hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	99.6	95.3	100.9
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26	1.4	1.4	1.4
Higginbotham Insurance Agency Inc	(v)	Insurance	L+525	0.8%	11/25/26	7.0	6.6	7.0
Higginbotham Insurance Agency Inc	(x)	Insurance	L+550	0.8%	11/25/26	8.9	8.9	9.0
HKA	(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	3.5	3.4	3.4
HKA	(w)(x)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	1.1	1.1	1.1
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600 PIK (L+600 Max PIK)	1.0%	6/30/26	35.6	35.6	35.6
HM Dunn Co Inc	(ad)(x)	Capital Goods	L+600 PIK (L+600 Max PIK)	1.0%	6/30/26	2.0	2.0	2.0
Individual FoodService	(m)(s)	Capital Goods	L+625	1.0%	11/22/25	69.6	66.0	69.4
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/25	5.3	5.2	5.2
Individual FoodService	(m)(v)	Capital Goods	L+625	1.0%	11/22/25	16.8	16.8	16.7
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/25	4.0	4.0	4.0
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/25	8.0	8.0	8.0
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/24	4.8	4.7	4.7
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/25	1.8	1.8	1.8
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€88.8	101.9	85.6
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$26.7	26.8	27.5
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28	203.8	202.0	200.7
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27	21.1	21.1	20.7
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/28	26.8	26.8	26.4
Integrity Marketing Group LLC	(v)	Insurance	SF+550	0.8%	8/27/25	124.7	124.7	122.4
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25	125.5	123.3	125.0
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25	1.7	1.5	1.7
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25	23.2	23.2	23.1
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	12.4	12.4	12.4
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25	21.0	21.0	20.9
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26	183.0	174.9	184.9
Karman Space Inc	(m)(v)	Capital Goods	L+700	1.0%	12/21/25	52.5	50.1	52.7
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25	5.2	5.0	5.2
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25	38.1	37.5	38.2
Karman Space Inc	(x)	Capital Goods	L+700	1.0%	12/21/25	0.3	0.3	0.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+600	1.0%	11/7/26	$369.9	$359.3	$353.2
Lakefield Veterinary Group	(f)(i)(v)	Health Care Equipment & Services	L+550	0.8%	11/23/28	103.8	103.0	100.8
Lakefield Veterinary Group	(x)	Health Care Equipment & Services	L+550	0.8%	11/23/28	40.0	40.0	38.9
Lakeview Farms Inc	(l)(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	76.4	74.7	73.2
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	5.0	5.0	4.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.4
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	1.8	1.8	1.7
Lexitas Inc	(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29	6.4	6.4	6.3
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29	121.2	118.2	119.4
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	8.4	8.4	8.3
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	5.9	5.9	5.8
Lionbridge Technologies Inc	(f)(k)(m)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	124.4	120.4	125.6
Lipari Foods LLC	(f)(m)(s)(v)	Food & Staples Retailing	SF+575	1.0%	1/6/25	228.5	221.1	228.5
Lipari Foods LLC	(f)(s)(v)	Food & Staples Retailing	SF+575	1.0%	1/6/25	40.0	38.9	40.0
Lrqa Ltd	(v)(w)	Consumer Services	SA+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	£5.7	7.4	6.2
Lrqa Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	9.3	12.6	12.4
Matchesfashion Ltd	(v)(w)(y)(z)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	$13.1	12.7	6.2
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	273.7	264.4	270.2
Medallia Inc	(v)	Software & Services	L+675 PIK (L+675 Max PIK)	0.8%	10/29/28	205.1	203.1	203.1
Med-Metrix	(v)	Software & Services	L+600	1.0%	9/15/27	56.3	55.8	56.4
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	25.0	25.0	25.1
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	SF+800, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/26	140.5	134.1	130.8
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	SF+800, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/26	23.3	22.1	21.7
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+750	1.3%	3/29/24	18.7	17.5	12.5
Monitronics International Inc	(v)	Commercial & Professional Services	L+600	1.5%	7/3/24	58.4	56.4	54.6
Monitronics International Inc	(x)	Commercial & Professional Services	L+600	1.5%	7/3/24	11.6	11.6	10.8
Motion Recruitment Partners LLC	(f)(i)(v)	Commercial & Professional Services	SF+650	1.0%	12/20/25	64.2	64.2	64.0
Motion Recruitment Partners LLC	(m)(t)(v)	Commercial & Professional Services	L+650	1.0%	12/22/25	54.8	51.2	54.7
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	4.7	4.5	4.7
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	12/22/25	59.6	59.6	59.5
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	76.4	71.9	28.0
NCI Inc	(v)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24	77.3	76.4	55.2
Net Documents	(v)	Software & Services	L+625	1.0%	6/30/27	24.6	24.4	24.0
Net Documents	(v)	Software & Services	L+625	1.0%	6/30/27	2.0	2.0	2.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Net Documents	(x)	Software & Services	L+625	1.0%	6/30/27	$7.4	$7.3	$7.2
Net Documents	(x)	Software & Services	L+625	1.0%	6/30/27	0.9	0.9	0.9
New Era Technology Inc	(i)(l)(m)(t)(v)	Software & Services	L+625	1.0%	10/31/26	51.2	49.7	50.3
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26	2.1	2.1	2.1
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	2.6	2.6	2.5
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	5.7	5.6	5.5
NPD Group Inc/The	(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28	19.0	19.0	19.0
NPD Group Inc/The	(x)	Consumer Services	L+575	0.8%	12/1/27	1.0	1.0	1.0
Omnimax International Inc	(f)(i)(k)(l)(m)(v)	Capital Goods	SF+850	1.0%	10/8/26	155.6	149.7	148.6
Omnimax International Inc	(v)	Capital Goods	SF+800	1.0%	10/8/26	22.1	21.1	21.1
Omnimax International Inc	(v)	Capital Goods	SF+800	1.0%	10/8/26	14.6	13.9	14.0
One Call Care Management Inc	(aa)(ad)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	4.9	4.7	3.7
Oxford Global Resources LLC	(f)(k)(l)(m)(t)	Commercial & Professional Services	SF+600	1.0%	8/17/27	87.7	87.0	87.2
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	3.2	3.2	3.2
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	15.3	15.3	15.2
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	4.4	4.4	4.4
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	3.7	3.5	3.7
P2 Energy Solutions Inc.	(i)(k)(m)(s)(t)(v)	Software & Services	L+675	1.0%	2/2/26	247.2	233.2	242.6
P2 Energy Solutions Inc.	(x)	Software & Services	L+675	1.0%	1/31/25	11.4	11.4	11.2
Parts Town LLC	(v)	Retailing	L+550	0.8%	11/1/28	100.6	99.7	97.4
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28	65.3	64.6	64.1
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/21/26	4.3	4.2	4.2
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28	22.9	22.6	22.5
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	108.3	107.4	107.3
Premium Credit Ltd	(v)(w)	Diversified Financials	SA+650	0.0%	1/16/26	£55.9	73.1	62.2
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	$62.3	59.2	64.2
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	146.4	140.0	149.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	34.3	34.1	34.6
Propulsion Acquisition LLC	(f)(l)(s)(t)(v)	Capital Goods	L+700	1.0%	7/13/24	60.0	57.3	60.0
PSKW LLC (dba ConnectiveRx)	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26	292.5	283.0	292.5
Pure Fishing Inc	(aa)(v)	Consumer Durables & Apparel	L+450	0.0%	12/22/25	33.8	33.2	28.0
Qdoba Restaurant Corp	(aa)(m)(v)	Consumer Services	L+700	1.0%	3/21/25	10.9	10.8	10.8
Radwell International LLC/PA	(v)	Capital Goods	SF+575	0.8%	4/1/29	1.0	1.0	1.0
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26	106.8	101.4	89.9
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26	33.6	32.9	33.6
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26	1.5	1.5	1.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26		$1.7	$1.7	$1.7
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		3.7	3.6	3.4
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		28.6	28.0	26.7
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		1.6	1.6	1.5
RSC Insurance Brokerage Inc	(i)(k)(l)(m)(s)(v)	Insurance	SF+550	0.8%	10/30/26		240.6	234.7	239.0
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	10/30/26		7.7	7.6	7.7
Safe-Guard Products International LLC	(f)	Diversified Financials	L+500	0.5%	1/27/27		0.1	0.1	0.1
SAMBA Safety Inc	(v)	Software & Services	L+525	1.0%	9/1/27		6.1	6.0	6.0
SAMBA Safety Inc	(v)	Software & Services	L+525	1.0%	9/1/27		0.6	0.6	0.6
SAMBA Safety Inc	(x)	Software & Services	L+525	1.0%	9/1/27		1.8	1.8	1.8
SavATree LLC	(v)	Consumer Services	L+550	0.8%	10/12/28		3.2	3.1	3.1
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28		6.3	6.3	6.3
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28		6.3	6.3	6.3
Sequa Corp	(aa)(m)(v)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		8.3	8.1	8.3
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25		57.2	8.9	1.6
SitusAMC Holdings Corp	(k)(l)(v)	Real Estate	L+575	0.8%	12/22/27		55.3	54.8	53.5
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	L+550	0.8%	3/17/26		34.7	32.7	33.3
Source Code LLC	(k)(l)(t)	Software & Services	SF+650	1.0%	6/30/27		52.9	52.0	51.8
Source Code LLC	(x)	Software & Services	SF+650	1.0%	6/30/27		15.3	15.0	15.0
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27		68.4	65.4	69.0
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		16.5	16.5	16.6
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	C$	31.8	24.9	23.6
Summit Interconnect Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		$97.5	96.6	93.1
Summit Interconnect Inc	(v)	Capital Goods	SF+600	1.0%	9/22/28		39.3	39.3	37.5
Summit Interconnect Inc	(x)	Capital Goods	SF+600	1.0%	9/22/28		9.4	9.4	9.0
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	10/31/22		4.5	4.5	4.5
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		6.0	5.8	0.5
Sungard Availability Services Capital Inc	(ac)(x)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	10/31/22		1.7	1.7	1.7
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		72.4	70.3	72.4
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		5.7	5.7	5.7
Tangoe LLC	(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		179.5	164.4	146.3
Tangoe LLC	(m)(s)(v)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		2.0	2.0	1.5
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(ad)(v)(w)(y)	Automobiles & Components					€42.9	48.6	10.3
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		$9.3	8.3	5.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
ThreeSixty Group	(m)(v)	Retailing	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		$46.2	$46.1	$44.8
ThreeSixty Group	(m)(v)	Retailing	SF+500, 2.5% PIK (2.5%% Max PIK)	1.5%	3/1/24		45.9	45.9	44.6
TIBCO Software Inc	(aa)(ab)(v)	Software & Services	SF+450	0.5%	3/30/29		39.9	36.3	35.9
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.5	44.6	43.0
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		5.7	5.7	5.4
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.7	14.5	12.7
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		$16.4	16.4	15.5
Transaction Services Group Ltd	(v)(w)	Software & Services	B+650	0.0%	10/15/26	A$	48.3	34.0	30.9
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26		$126.2	122.7	125.5
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	L+375	0.5%	8/6/29		1.8	1.8	1.7
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	E+375	0.0%	8/6/29		€1.4	1.6	1.2
Version1 Software Ltd	(v)(w)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		2.5	2.4	2.4
Version1 Software Ltd	(v)(w)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£4.0	4.7	4.4
Version1 Software Ltd	(w)(x)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€2.4	2.4	2.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		$75.2	74.3	74.5
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		18.0	18.0	17.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		6.7	6.6	6.7
Warren Resources Inc	(ad)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		18.6	17.6	18.6
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	SF+600	1.0%	10/4/27		28.7	28.6	28.5
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/4/27		5.7	5.7	5.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/29/27		2.1	2.1	2.1
Woolpert Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	L+600	1.0%	4/5/28		159.9	153.8	154.2
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28		3.7	3.7	3.5
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		26.6	26.6	25.2
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		20.1	19.9	19.0
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		6.8	6.8	6.5
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28		15.5	15.5	14.7
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28		7.4	7.4	7.0
Total Senior Secured Loans—First Lien								10,961.6	10,719.1
Unfunded Loan Commitments								(938.6)	(938.6)
Net Senior Secured Loans—First Lien								10,023.0	9,780.5

Senior Secured Loans—Second Lien—17.4%
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+600, 0.0% PIK (16.0% Max PIK)	1.0%	3/16/27	$12.8	$10.5	$3.2
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26	23.6	21.7	23.2
Apex Group Limited	(v)(w)	Diversified Financials	L+675	0.5%	7/27/29	55.0	54.0	53.4
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	27.5	4.2	3.7
Byrider Finance LLC	(u)(v)(y)(z)	Automobiles & Components	SF+1,600	1.3%	7/7/23	54.4	53.2	14.8
Caldic BV	(v)(w)	Retailing	SF+725	0.5%	12/30/29	40.0	39.0	38.4
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/25	13.5	12.7	13.5
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29	44.8	42.1	41.0
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SA+725	0.5%	6/24/30	£5.0	5.7	5.3
Ellucian Inc	(v)	Software & Services	L+800	1.0%	10/9/28	$179.2	170.8	178.1
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25	16.3	15.5	13.4
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	34.6	29.4	0.1
OEConnection LLC	(f)(v)	Software & Services	L+700	0.5%	9/25/27	76.1	75.7	73.8
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	166.0	172.0
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	130.4	124.7	129.4
Pure Fishing Inc	(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	100.0	95.1	86.7
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	296.9	307.7
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	15.0	13.5	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	4.0	3.5
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.1	3.0
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€113.1	122.0	82.7
Total Senior Secured Loans—Second Lien							1,360.5	1,247.6
Unfunded Loan Commitments							(3.1)	(3.1)
Net Senior Secured Loans—Second Lien							1,357.4	1,244.5

Other Senior Secured Debt—1.5%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	56.1	42.3	0.9
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.6	78.5
One Call Care Management Inc	(ad)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	24.5	22.8	21.2
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	1.0	0.8	0.8
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	9.0
Total Other Senior Secured Debt							150.7	110.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)

Subordinated Debt—3.6%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	12.8% PIK (12.8% Max PIK)		1/15/27	$1.0	$1.0	$1.0
ATX Networks Corp	(ab)(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	21.8	8.1	16.6
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	65.9	64.4	63.2
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29	22.6	22.0	21.4
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€135.2	26.9	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	143.2	99.4	—
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				$9.7	8.9	9.3
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				39.5	32.0	32.9
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+725	0.5%	1/31/30	62.4	60.6	58.0
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+900, 0.0% PIK (9.0% Max PIK)	0.5%	1/31/31	58.2	56.5	52.9
Total Subordinated Debt							379.8	255.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—25.5%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate				8,554,983	$14.1	$14.3
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$57.2	55.3	57.2
Abacus JV, Private Equity	(v)(w)	Insurance				49,223,047	48.2	52.3
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				3,869,291	4.5	3.0
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				118,783,852	119.7	135.1
Australis Maritime, Common Stock	(v)(w)	Transportation				43,151,590	41.7	43.6
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Real Estate				41,348,722	41.3	41.3
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials				405,023,756	44.6	37.7
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$10.6	10.6	10.6
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$12.4	12.4	12.3
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	119.0	126.0
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.0	12.0	12.1
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$36.1	36.1	36.3
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	27.2
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$42.7	41.9	42.7
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$442.9	309.4	232.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$27.0	$20.2	$27.0
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$19.8	14.4	19.8
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$2.3	1.6	2.3
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				8,622,196	10.0	9.2
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				11,471,468	11.5	12.0
Global Lending Services LLC, Private Equity	(v)(w)(y)	Diversified Financials				3,736,989	3.7	3.7
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				4,471,509	4.4	5.2
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$10.0	10.0	10.0
Jet Edge International LLC, Term Loan	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$94.2	94.2	97.0
Jet Edge International LLC, Term Loan	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	0.7	0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			$75.9	74.4	75.9
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$39.1	39.1	16.3
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				62,294,586	62.3	68.5
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials				2,977,627	3.0	3.0
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	19.6
Luxembourg Life Fund - Absolute Return Fund II, Structured Mezzanine	(v)(w)	Insurance	SF+750	0.5%	2/10/27	$26.2	26.2	26.0
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate				85,000,000	85.0	85.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	19.7%		1/25/27	$8.3	2.5	3.5
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$106.6	106.6	101.6
Opendoor Labs Inc, Structured Mezzanine	(w)(x)	Real Estate	10.0%		4/1/26	$53.4	53.4	50.9
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$33.5	32.9	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate				5,983,135	7.7	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$52.4	50.5	47.7
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Real Estate				220,778,388	236.5	259.7
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate	8.0%		7/25/30	$5.7	5.7	5.7
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate	18.0%		7/25/30	$3.4	2.3	2.4
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(v)(w)	Real Estate	7.3%		7/25/30	$34.5	34.5	34.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				23,500,000	$23.5	$23.9
Total Asset Based Finance							2,044.4	1,928.3
Unfunded commitments							(102.6)	(102.6)
Net Asset Based Finance							1,941.8	1,825.7

Credit Opportunities Partners JV, LLC —20.5%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				$1,637.3	1,571.7	1,466.1
Credit Opportunities Partners JV, LLC							1,571.7	1,466.1

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—15.5%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.4
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	2.5
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	50.0
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,450,230	2.5	2.0
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	12.1
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	14.0	13.7
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.5
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	23.5
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493	262.2	229.0
ATX Networks Corp, Common Stock	(ab)(ad)(s)(v)(w)(y)	Capital Goods				3,773	—	—
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	4.9
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	0.0	3.0
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(aa)(v)(w)(y)	Media & Entertainment				2,023,714	—	5.8
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	3.5
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	$—	$—
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	5.9
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.7	35.1
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fox Head Inc, Common Stock	(j)(v)	Consumer Durables & Apparel				10,000,000	2.9	0.6
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.1
Galaxy Universal LLC, Common Stock	(n)(y)	Consumer Durables & Apparel				228,806	35.5	14.9
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				6,723,167	4.0	1.5
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Gracent LLC, NP-1 Common Stock	(n)(y)	Health Care Equipment & Services				1,000,000	4.2	—
Harvey Industries Inc, Common Stock	(v)	Capital Goods				5,000,000	2.2	4.5
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	0.0	—
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	10.9
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.5
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	2.2
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	6.3% PIK (12.5% Max PIK)		2/15/28	15,279	195.6	105.4
Maverick Natural Resources LLC, Common Stock	(n)(o)(y)	Energy				259,211	84.5	192.6
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	2.5
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	1.6
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)	0.0%		62,923,634	58.8	60.2
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.4	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(ad)(v)(y)	Health Care Equipment & Services				34,872	2.1	2.1
One Call Care Management Inc, Preferred Stock A	(ad)(v)(y)	Health Care Equipment & Services				371,992	22.8	22.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
One Call Care Management Inc, Preferred Stock B	(ad)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	$8.0	$7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				646,309	0.6	0.6
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	9.0
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	63.4
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	0.5
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.0
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)	Energy				1,969,418	8.0	8.3
Sequel Youth & Family Services LLC, Class R Common Stock	(n)(y)	Health Care Equipment & Services				900,000	—	—
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.1	2.9
Sorenson Communications LLC, Trade Claim	(j)(u)(v)(y)	Telecommunication Services				987,959	1.0	1.0
Sound United LLC, Common Stock	(v)	Consumer Durables & Apparel				532,768	0.7	7.0
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(ac)(s)(u)(v)(y)	Software & Services				262,516	6.9	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	0.8
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%	12/31/69	133,186,150	127.3	127.3
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				7,141,708	8.8	7.5
Versatile Processing Group Inc, Class A - 2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	24.8
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	1.6
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	0.9
Zeta Interactive Holdings Corp, Common Stock	(aa)(v)(y)	Software & Services				2,208,577	18.8	14.6
Total Equity/Other							1,253.3	1,109.3
TOTAL INVESTMENTS—220.6%							$16,677.7	15,791.8
LIABILITIES IN EXCESS OF OTHER ASSETS—(120.6%)								(8,631.8)
NET ASSETS—100%								$7,160.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2022	Unrealized Appreciation (Depreciation)
AUD	10/17/2022	JP Morgan Chase Bank	A$	3.0	Sold	$2.1	$1.9	$0.2
AUD	2/14/2023	JP Morgan Chase Bank	A$	2.2	Sold	1.6	1.4	0.2
CAD	11/10/2022	JP Morgan Chase Bank	C$	1.5	Sold	1.2	1.1	0.1
CAD	11/15/2024	JP Morgan Chase Bank	C$	4.0	Sold	3.2	2.9	0.3
CAD	1/11/2023	JP Morgan Chase Bank	C$	1.5	Sold	1.2	1.1	0.1
CAD	7/5/2023	JP Morgan Chase Bank	C$	1.9	Sold	1.5	1.4	0.1
CAD	7/5/2023	JP Morgan Chase Bank	C$	1.4	Sold	1.1	1.0	0.1
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3	Sold	1.7	1.3	0.4
EUR	8/8/2025	JP Morgan Chase Bank	€	4.8	Sold	5.7	4.9	0.8
EUR	8/8/2025	JP Morgan Chase Bank	€	1.9	Sold	2.3	2.0	0.3
EUR	2/23/2024	JP Morgan Chase Bank	€	42.3	Sold	49.1	42.7	6.4
EUR	12/15/2023	JP Morgan Chase Bank	€	13.0	Sold	13.4	13.1	0.3
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9	Sold	2.9	2.2	0.7
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7	Sold	2.6	1.9	0.7
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4	Sold	4.8	3.8	1.0
GBP	1/11/2023	JP Morgan Chase Bank	£	5.0	Sold	6.6	5.5	1.1
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4	Sold	1.9	1.6	0.3
GBP	10/13/2023	JP Morgan Chase Bank	£	6.2	Sold	8.5	6.9	1.6
NOK	8/8/2025	JP Morgan Chase Bank	NOK	45.0	Sold	4.8	4.2	0.6
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3	Sold	13.3	11.0	2.3
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8	Sold	3.1	2.6	0.5
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0	Sold	60.1	46.1	14.0
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5	Sold	4.1	3.1	1.0
SEK	5/10/2024	JP Morgan Chase Bank	SEK	68.0	Sold	8.1	6.2	1.9
SEK	5/10/2024	JP Morgan Chase Bank	SEK	250.0	Sold	26.4	22.9	3.5
Total						$231.3	$192.8	$38.5

_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 3.75%, the Euro Interbank Offered Rate, or EURIBOR, was 1.17%, Canadian Dollar Offer Rate, or CDOR was 4.20%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 3.11%, the Reykjavik Interbank Offered Rate, or REIBOR or "R", was 6.30%, the Stockholm Interbank Offered Rate, or STIBOR or "SR", was 1.73%, the Sterling Interbank Offered Rate, or SONIA or "SA", was 2.19%, the Secured Overnight Financing Rate, or SOFR, was 3.59% and the U.S. Prime Lending Rate, or Prime, was 6.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company's financial instruments.
(e)Listed investments may be treated as debt for GAAP or tax purposes.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

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
(w)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2022, 76.5% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company's fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of September 30, 2022.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of September 30, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affordable Care Inc	59.9	10.0	(21.2)	—	(0.7)	48.0	2.7	—	0.2	—
athenahealth Inc	—	6.8	(6.1)	(0.7)	—	—	0.2	—	0.2	—
Belk Inc	49.2	4.5	(1.0)	(0.2)	(39.6)	12.9	3.7	2.7	—	—
Belk Inc	21.9	0.1	—	—	(2.4)	19.6	1.5	—	—	—
Borden (New Dairy Opco)	9.0	—	(9.0)	0.6	(0.6)	—	0.1	—	0.3	—
Borden (New Dairy Opco)	42.0	0.1	(42.0)	1.7	(1.8)	—	0.9	—	1.3	—
Borden Dairy Co	—	—	—	(25.4)	25.4	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Constellis Holdings LLC	$15.0	$0.3	$—	$—	$(0.3)	$15.0	$1.3	$—	$—	$—
Fairway Group Holdings Corp	0.7	—	—	(1.0)	0.3	—	—	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings LLC	51.0	5.7	(51.7)	—	(5.0)	—	0.2	0.3	—	—
Petroplex Acidizing Inc	9.7	—	(16.7)	(5.3)	12.3	—	—	—	—	—
Sorenson Communications LLC(4)	60.1	—	(56.9)	—	(3.2)	—	—	—	—	—
Sungard Availability Services Capital Inc	6.0	0.1	—	—	(5.6)	0.5	—	—	—	—
Sungard Availability Services Capital Inc	—	4.5	—	—	—	4.5	0.3	0.1	0.2	—
ThermaSys Corp	3.5	—	—	—	2.2	5.7	—	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	6.7	—	—	—	(3.0)	3.7	—	—	—	—
Constellis Holdings LLC	12.0	0.2	—	—	1.3	13.5	1.4	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sungard Availability Services Capital Inc	8.3	—	(0.2)	—	(8.1)	—	—	—	—	—
Subordinated Debt
athenahealth Inc	—	5.5	(4.7)	(0.8)	—	—	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	90.4	7.9	(98.1)	4.6	(4.8)	—	0.3	7.5	—	—
Home Partners JV, Private Equity	9.4	—	(11.8)	6.4	(4.0)	—	—	—	—	0.7
Home Partners JV, Common Stock	80.6	—	(101.0)	53.4	(33.0)	—	—	—	—	4.3
Home Partners JV 2, Structured Mezzanine	3.5	6.5	—	0.1	(0.1)	10.0	—	0.4	—	—
Home Partners JV 2, Private Equity	0.1	0.1	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	1.6	2.9	—	—	0.7	5.2	—	—	—	—
Jet Edge International LLC, Preferred Stock	16.8	—	(30.1)	9.2	4.1	—	0.7	—	—	—
Jet Edge International LLC, Warrant	4.5	—	(13.3)	13.3	(4.5)	—	—	—	—	1.5
Jet Edge International LLC, Term Loan	75.6	—	(75.9)	—	0.3	—	9.9	1.9	2.7	—
Orchard Marine Limited, Class B Common Stock	—	—	—	(3.1)	3.1	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	64.6	—	(65.4)	3.4	(2.6)	—	—	—	—	—
Equity/Other
Affordable Care Inc, Preferred Stock	52.1	—	—	—	(2.1)	50.0	—	4.1	—	—
athenahealth Inc, Preferred Stock	—	311.3	(47.5)	(1.6)	(33.2)	229.0	1.4	20.2	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	7.7	—	—	—	(2.8)	4.9	—	—	—	—
Constellis Holdings LLC, Private Equity	0.2	—	—	—	5.7	5.9	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.4	—	—	—	(0.3)	1.1	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	(0.1)	(0.5)	0.6	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	0.1	—	—	(0.6)	0.5	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Micronics Filtration Holdings Inc, Preferred Stock, Series B	$0.4	$—	$(0.4)	$0.2	$(0.2)	$—	$—	$—	$—	$—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	11.9	—	(11.9)	11.9	(11.9)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	6.2	—	(6.2)	6.2	(6.2)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	—	—	(4.9)	4.9	—	—	—	—	—
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	0.1	0.1	—	—	0.3	0.5	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.3	—	—	—	(0.3)	9.0	—	—	—	—
Sorenson Communications LLC, Common Stock(4)	67.5	—	(65.4)	22.9	(25.0)	—	—	—	—	—
Sungard Availability Services Capital Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Total	$859.0	$366.6	$(736.6)	$89.8	$(139.6)	$439.2	$24.7	$37.2	$4.9	$6.5
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
(3)Interest, PIK, fee and dividend income presented for the full nine months ended September 30, 2022.
(4)The Company held this investment as of September 30, 2022 but it was not deemed to be an “affiliated person” of the portfolio company as of September 30, 2022. Transfers in or out have been presented at amortized cost.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2022, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" and deemed to "control". During the nine months ended September 30, 2022, the Company disposed of investments in portfolio companies of which it was deemed to be an "affiliated person" and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of September 30, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	$34.8	$—	$(16.9)	$(3.2)	$(4.4)	$10.3	$—	$—	$—	$—
ATX Networks Corp	46.8	0.4	(6.1)	—	—	41.1	2.0	1.0	—	—
HM Dunn Co Inc	33.6	2.0	—	—	—	35.6	—	2.0	—	—
HM Dunn Co Inc	2.0	—	(2.0)	—	—	—	—	—	—	—
One Call Care Management Inc	5.0	—	—	—	(1.3)	3.7	0.3	—	—	—
Production Resource Group LLC	133.3	15.1	—	—	1.0	149.4	8.3	6.0	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Production Resource Group LLC	$0.1	$—	$—	$—	$—	$0.1	$—	$—	$—	$—
Production Resource Group LLC	64.4	2.8	(0.4)	—	0.9	67.7	4.7	1.5	—	—
Production Resource Group LLC	20.2	10.8	(0.2)	—	0.3	31.1	—	—	—	—
Warren Resources Inc	18.7	0.4	(0.2)	—	(0.3)	18.6	1.8	0.1	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	—	—	—	(39.1)	39.1	—	—	—	—	—
Other Senior Secured Debt
JW Aluminum Co	81.0	0.1	—	—	(2.6)	78.5	6.0	—	—	—
One Call Care Management Inc	23.5	1.2	—	—	(3.5)	21.2	0.2	1.5	—	—
Subordinated Debt
ATX Networks Corp	7.1	3.3	—	—	6.2	16.6	2.2	—	—	—
Hilding Anders	46.6	—	—	—	(46.6)	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	57.2	0.2	—	—	(0.2)	57.2	3.5	1.3	—	—
801 5th Ave, Seattle, Private Equity	23.1	—	—	—	(8.8)	14.3	—	—	—	—
Avenue One PropCo, Private Equity	—	41.3	—	—	—	41.3	—	—	—	—
Avida Holding AB, Common Stock	52.3	—	—	—	(14.6)	37.7	—	—	—	—
Kilter Finance, Preferred Stock	36.1	39.8	—	—	—	75.9	4.8	1.9	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	1.4	1.6	—	—	—	3.0	—	—	—	0.8
My Community Homes PropCo 2, Private Equity	33.0	157.0	(105.0)	—	—	85.0	—	—	—	—
Prime St LLC, Private Equity	9.1	—	—	—	(9.1)	—	—	—	—	—
Prime St LLC, Structured Mezzanine	52.4	0.1	—	—	(4.8)	47.7	2.6	2.4	—	—
Toorak Capital Funding LLC, Membership Interest	1.7	—	(1.7)	(0.2)	0.2	—	—	—	—	0.3
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	199.3	78.4	—	—	(18.0)	259.7	—	—	—	13.7
Roemanu LLC (FKA Toorak Capital Partners LLC), Structured Mezzanine	22.0	32.0	(54.0)	—	—	—	—	0.6	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.2	175.0	—	—	(105.1)	1,466.1	—	—	—	153.4
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Hilding Anders, Class B Common Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	7.1	—	—	—	3.8	10.9	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	2.2	2.2	—	—	—	—
JW Aluminum Co, Preferred Stock	122.6	17.7	—	—	(34.9)	105.4	0.6	15.2	—	—
One Call Care Management Inc, Common Stock	2.4	—	—	—	(0.3)	2.1	—	—	—	—
One Call Care Management Inc, Preferred Stock A	26.1	—	—	—	(3.6)	22.5	—	—	—	—
One Call Care Management Inc, Preferred Stock B	9.2	—	—	—	(1.5)	7.7	—	0.5	—	—
PRG III LLC, Preferred Stock, Series A PIK	17.4	—	—	—	46.0	63.4	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Common Stock(4)	77.5	—	(17.3)	—	(60.2)	—	—	—	—	—
Warren Resources Inc, Common Stock	20.4	—	—	—	4.4	24.8	—	—	—	—
Total	$2,684.1	$579.2	$(203.8)	$(42.5)	$(215.7)	$2,801.3	$37.0	$34.0	$—	$168.2
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
(3)Interest, PIK, fee and dividend income presented for the full nine months ended September 30, 2022.
(4)The Company held this investment as of September 30, 2022 but it was not deemed to be an “control” of the portfolio company as of September 30, 2022. Transfers in or out have been presented at amortized cost.

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25	$21.9	$21.7	$21.9
Belk Inc	(aa)(ac)(v)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	66.7	40.2	49.2
BGB Group LLC	(f)(i)(k)(l)(m)(t)(v)	Media & Entertainment	L+575	1.0%	8/16/27	118.6	117.5	118.0
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27	19.9	19.9	19.8
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25	42.0	40.2	42.0
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25	9.0	8.4	9.0
Borden Dairy Co	(ac)(v)(y)(z)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	65.0	25.4	—
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26	75.0	74.3	69.3
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24	7.5	5.5	3.6
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	L+625	1.0%	12/14/26	268.0	257.2	270.7
Clarience Technologies LLC	(v)	Capital Goods	L+625	1.0%	12/31/26	18.1	17.6	18.4
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/13/24	25.4	25.2	25.4
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/31/26	10.8	10.8	11.1
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24	15.0	14.0	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28	30.1	28.3	30.1
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28	4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27	188.7	182.5	188.7
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27	£27.4	36.3	37.1
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28	$11.9	11.9	11.9
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26	34.9	34.9	34.6
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	90.3	86.1	90.4
Dental Care Alliance Inc	(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	8.7	8.7	8.7
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	L+625	0.8%	3/12/27	13.6	13.6	13.7
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Capital Goods	L+350	1.0%	6/28/24	1.9	1.9	1.9
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.5%	12/13/28	81.3	79.7	79.7
Encora Digital Inc	(x)	Software & Services	L+550	0.5%	12/13/28	19.6	19.4	19.2
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.4	0.4	0.4
Entertainment Benefits Group LLC	(f)(k)(l)(m)(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	64.0	59.1	61.7
Entertainment Benefits Group LLC	(x)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	10.2	9.6	9.9
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.7	1.0	0.7
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.6	—	—
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	74.4	73.7	74.1
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	9.9	9.9	9.8
Foundation Consumer Brands LLC	(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	97.1	93.0	98.0
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(v)	Insurance	L+575	0.8%	10/29/28	74.3	73.2	73.3
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/27	7.0	6.9	6.9
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/28	6.2	6.2	6.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Frontline Technologies Group LLC	(i)(m)(v)	Software & Services	L+525	1.0%	9/18/23	$78.7	$78.1	$78.7
Frontline Technologies Group LLC	(s)(v)	Software & Services	L+525	1.0%	9/18/23	75.6	71.7	76.2
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	L+575	1.0%	11/1/26	88.9	88.9	88.9
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	5.0%		2/4/22	0.9	0.9	0.9
Galaxy Universal LLC	(x)	Consumer Durables & Apparel	5.0%		2/4/22	7.7	7.7	7.7
Galway Partners Holdings LLC	(k)(l)(t)(v)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	128.1	125.5	126.0
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.7	11.8
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	22.4	22.4	22.0
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	L+625	1.0%	6/18/27	169.1	167.5	166.5
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26	194.8	182.7	192.6
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	5.9	5.6	5.6
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	L+575	1.0%	12/3/26	137.7	130.5	128.7
Heniff Transportation Systems LLC	(v)	Transportation	L+625	1.0%	12/3/26	19.4	18.6	18.5
Heniff Transportation Systems LLC	(x)	Transportation	L+575	1.0%	12/3/24	11.9	11.9	11.1
hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	L+625	1.0%	5/4/27	101.6	96.6	104.6
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26	25.3	24.6	25.8
Higginbotham Insurance Agency Inc	(v)	Insurance	L+525	0.8%	11/25/26	4.5	4.3	4.6
Higginbotham Insurance Agency Inc	(x)	Insurance	L+525	0.8%	11/25/26	32.6	32.6	33.3
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600	1.0%	6/30/26	33.6	33.6	33.6
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600	1.0%	6/30/26	2.0	2.0	2.0
Hudson Technologies Co	(v)(w)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	79.9	72.3	82.1
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	0.2	0.2	0.2
Individual FoodService	(m)(s)(v)	Capital Goods	L+625	1.0%	11/22/25	90.8	86.5	91.7
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/24	4.5	4.5	4.5
Individual FoodService	(x)	Capital Goods	L+625	0.0%	11/22/25	5.6	5.6	5.7
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€88.8	101.3	103.9
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$29.9	30.0	32.5
Insight Global LLC	(v)	Commercial & Professional Services	L+600	0.8%	9/22/27	10.5	10.5	10.4
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28	230.0	227.8	227.2
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27	10.5	10.5	10.4
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	11/15/28	20.0	20.0	19.8
Integrity Marketing Group LLC	(x)	Insurance	L+550	0.8%	8/27/25	145.3	145.3	143.2
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25	165.4	159.8	167.1
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25	2.8	2.6	2.8
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	16.7	16.7	16.9
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	11.3	11.3	11.3
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26	186.6	177.1	190.3
Karman Space Inc	(m)(v)	Capital Goods	L+675	1.0%	12/21/25	92.4	88.8	94.2
Karman Space Inc	(v)	Capital Goods	L+675	1.0%	12/21/25	4.4	4.2	4.4
Karman Space Inc	(x)	Capital Goods	L+675	1.0%	12/21/25	1.1	1.1	1.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
KBP Investments LLC	(v)	Food & Staples Retailing	L+500	0.8%	5/26/27	$23.6	$22.9	$23.3
KBP Investments LLC	(x)	Food & Staples Retailing	L+500	0.8%	5/26/27	3.9	3.9	3.8
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+575	1.0%	11/7/26	341.7	329.6	342.8
Kellermeyer Bergensons Services LLC	(x)	Commercial & Professional Services	L+575	1.0%	11/7/26	31.0	31.0	31.1
Lakefield Veterinary Group	(f)(i)(v)	Consumer Services	L+550	0.8%	11/23/28	115.6	114.5	114.6
Lakefield Veterinary Group	(x)	Consumer Services	L+550	0.8%	11/23/28	56.3	56.3	55.7
Lakeview Farms Inc	(l)(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	77.0	75.1	76.5
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	3.4	3.4	3.4
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	3.4	3.4	3.4
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	106.8	103.3	107.8
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	10.3	10.3	10.4
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	5.4	5.4	5.4
Lionbridge Technologies Inc	(f)(k)(s)(t)	Consumer Services	L+700	1.0%	12/29/25	68.9	64.0	70.3
Lipari Foods LLC	(f)(m)(s)(v)	Food & Staples Retailing	L+575	1.0%	1/6/25	272.0	261.2	272.0
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	£15.0	20.0	19.7
Matchesfashion Ltd	(v)(w)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	$12.9	12.4	8.2
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27	231.0	220.3	231.7
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	L+600	1.0%	1/29/27	56.7	56.7	56.9
Medallia Inc	(v)	Software & Services	L+675 PIK (L+675 Max PIK)	0.8%	10/29/28	147.9	146.5	146.5
Med-Metrix	(v)	Software & Services	L+600	1.0%	9/15/27	62.4	61.8	61.9
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	31.3	31.3	31.0
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	180.6	171.4	178.6
Micronics Filtration Holdings Inc	(ac)(v)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	51.4	46.0	51.0
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+650	1.3%	3/29/24	18.8	17.2	17.7
Monitronics International Inc	(v)	Commercial & Professional Services	L+500	1.5%	7/3/24	47.3	44.8	45.1
Monitronics International Inc	(x)	Commercial & Professional Services	L+500	1.5%	7/3/24	22.7	22.7	21.6
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/19/25	4.8	4.5	4.7
Motion Recruitment Partners LLC	(f)(i)(m)(t)(v)	Commercial & Professional Services	L+650	1.0%	12/22/25	119.9	115.5	118.4
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	L+650	1.0%	12/19/25	59.6	59.6	58.9
NBG Home	(v)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	67.7	67.6	53.3
NCI Inc	(v)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24	78.8	77.7	72.0
Net Documents	(v)	Software & Services	L+650	1.0%	6/30/27	24.6	24.4	24.3
Net Documents	(v)	Software & Services	L+675	1.0%	6/30/27	0.9	0.9	0.9
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	2.1	2.1	2.0
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	7.4	7.3	7.3
New Era Technology Inc	(i)(l)(m)(t)(v)	Software & Services	L+625	1.0%	10/31/26	82.5	78.6	82.1
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26	1.6	1.5	1.6
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	13.8	13.8	13.7
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	$69.4	$—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$414.0	304.8	302.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$53.6	36.9	53.6
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$39.2	26.9	39.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$4.6	3.1	4.6
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				12,222,437	14.2	15.5
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				22,352,639	24.2	28.5
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				1,585,353	1.5	1.6
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				59,815	0.1	0.1
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$3.5	3.4	3.5
Home Partners JV 2, Structured Mezzanine	(ac)(w)(x)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$13.6	13.6	13.6
Home Partners JV, Common Stock	(ac)(v)(w)(y)	Real Estate				32,659,547	47.6	80.6
Home Partners JV, Private Equity	(ac)(v)(w)(y)	Real Estate				4,127,355	5.4	9.4
Home Partners JV, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$90.4	85.6	90.4
Jet Edge International LLC, Preferred Stock	(ac)(p)	Transportation	8.0%, 0.0% PIK (8.0% Max PIK)			20,878,236	20.9	16.8
Jet Edge International LLC, Term Loan	(ac)(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$76.6	75.9	76.1
Jet Edge International LLC, Term Loan	(ac)(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$75.0	75.0	74.5
Jet Edge International LLC, Warrant	(ac)(h)(y)	Transportation				3,963	—	4.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			36,108,611	34.6	36.1
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$39.1	39.1	25.8
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				114,193,861	112.6	131.5
KKR Chord IP Aggregator LP, Structured Mezzanine	(v)(w)	Media & Entertainment	9.0%		10/14/23	$167.3	164.9	167.3
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials				1,387,913	1.4	1.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	19.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	€7.8	9.2	8.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	$12.1	12.1	12.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	€5.9	6.9	6.7
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	£1.6	2.2	2.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	£2.1	2.9	2.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	$9.1	9.1	9.1
My Community Homes SFR PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate				33,000,000	33.0	33.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	19.5%		1/25/27	$8.3	2.5	4.2
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$71.1	71.1	71.1
Opendoor Labs Inc, Structured Mezzanine	(w)(x)	Real Estate	10.0%		4/1/26	$88.9	88.9	88.9
Orchard Marine Limited, Class B Common Stock	(ac)(v)(w)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(ac)(v)(w)(y)	Transportation				62,976	62.0	64.6
Pretium Partners LLC P1, Structured Mezzanine	(v)(w)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.2	6.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Pretium Partners LLC P2, Private Equity	(v)(w)(y)	Real Estate				16,772,368	$16.4	$16.4
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$33.5	32.9	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate				5,983,135	7.7	9.1
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$52.4	50.4	52.4
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				23,500,000	23.5	24.3
Toorak Capital Funding LLC, Membership Interest	(ad)(v)(w)(y)	Real Estate				1,723,140	1.9	1.7
Toorak Capital Partners LLC, Private Equity	(ad)(v)	Real Estate				158,139,270	158.1	199.3
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(v)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$22.0	22.0	22.0
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(x)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$8.0	8.0	8.0
Total Asset Based Finance							2,380.9	2,493.9
Unfunded Asset Based Finance Commitments							(248.9)	(248.9)
Net Asset Based Finance							2,132.0	2,245.0

Credit Opportunities Partners JV, LLC—18.1%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				1,462	1,396.7	1,396.2
Total Credit Opportunities Partners JV, LLC							1,396.7	1,396.2

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.7%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.3
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	1.7
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	52.1
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,450,230	2.5	2.4
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	14.0	15.5
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				16,450	—	2.8
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				116,814	0.2	0.5
Ardonagh Ltd, Preferred Stock	(v)(w)(y)	Insurance				6,113,719	9.1	22.0
Arena Energy LP, Warrants	(v)(y)	Energy				68,186,525	0.4	0.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	19.8
Aspect Software Inc, Common Stock	(l)(s)(v)(y)	Software & Services				1,309,955	2.3	2.7
Aspect Software Inc, Warrant	(l)(s)(v)(y)	Software & Services			1/15/24	181,730	0.3	0.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				3,483	$—	$—
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	7.7
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	0.0	5.2
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	—
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	4.2
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	0.2
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.6	42.3
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(ac)(v)(y)	Food & Staples Retailing				103,091	—	—
Fox Head Inc, Common Stock	(j)(v)(y)	Consumer Durables & Apparel				10,000,000	8.0	10.9
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.4
Galaxy Universal LLC, Common Stock	(v)(y)	Consumer Durables & Apparel				228,806	35.5	35.5
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				27,256,114	16.4	16.4
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(v)	Capital Goods				5,000,000	2.2	3.3
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	0.0	—
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	7.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.5
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	—
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	15,279	177.9	122.6
Maverick Natural Resources LLC, Common Stock	(n)(o)(y)	Energy				259,211	84.5	143.6
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	1.6
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	$4.8	$3.9
Micronics Filtration Holdings Inc, Common Stock	(ac)(v)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(ac)(v)(y)	Capital Goods				55	0.6	0.1
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(ac)(v)(y)	Capital Goods				23	0.2	0.4
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(ac)(v)(y)	Capital Goods				112,780	—	11.9
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(ac)(v)(y)	Capital Goods				54,000	—	6.2
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			79,782,377	73.5	78.9
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(ad)(v)(y)	Health Care Equipment & Services				34,872	2.1	2.4
One Call Care Management Inc, Preferred Stock A	(ad)(v)(y)	Health Care Equipment & Services				371,992	22.8	26.1
One Call Care Management Inc, Preferred Stock B	(ad)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	9.2
Petroplex Acidizing Inc, Preferred Stock A	(ac)(v)(y)	Energy				25,138,631	4.9	—
Petroplex Acidizing Inc, Warrant	(ac)(v)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products				30,000	3.0	4.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	17.4
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.4	0.1
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.3
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)(y)	Energy				1,969,418	9.1	9.9
Sorenson Communications LLC, Common Stock	(ac)(j)(u)(v)(y)	Telecommunication Services				89,959	42.5	67.5
Sound United LLC, Common Stock	(ad)(v)	Consumer Durables & Apparel				12,857,143	17.3	77.5
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(ac)(s)(u)(v)(y)	Software & Services				262,516	6.9	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.1
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
Versatile Processing Group Inc, Class A - 2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	20.4
Zeta Interactive Holdings Corp, Common Stock	(aa)(v)(y)	Software & Services				3,610,212	30.8	30.4
Total Equity/Other							931.6	907.1
TOTAL INVESTMENTS—208.3%							$16,056.7	16,101.5
LIABILITIES IN EXCESS OF OTHER ASSETS—(108.3%)								(8,371.5)
NET ASSETS—100%								$7,730.0

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Constellis Holdings LLC	$—	$14.0	$—	$—	$1.0	$15.0	$0.9	$—	$—	$—
Fairway Group Holdings Corp	—	1.1	(0.7)	0.6	(0.3)	0.7	0.8	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc(5)	0.3	—	(0.6)	—	0.3	—	—	—	—	—
HM Dunn Co Inc(5)	0.2	—	(0.3)	—	0.1	—	—	—	—	—
Micronics Filtration Holdings Inc	35.5	1.0	—	—	14.5	51.0	—	1.0	—	—
One Call Care Management Inc(5)	4.7	0.6	(4.9)	—	(0.4)	—	0.2	—	—	—
Petroplex Acidizing Inc	4.5	—	(0.2)	—	5.4	9.7	—	—	—	—
Sorenson Communications LLC(4)	—	61.8	(5.1)	0.2	3.2	60.1	2.8	—	—	—
Sungard Availability Services Capital Inc(4)	—	5.7	—	—	0.3	6.0	0.2	0.1	—	—
ThermaSys Corp	3.9	0.4	—	—	(0.8)	3.5	—	0.5	—	—
Senior Secured Loans—Second Lien
Belk Inc	—	4.2	—	—	2.5	6.7	—	—	—	—
Constellis Holdings LLC	—	12.5	—	—	(0.5)	12.0	0.6	0.4	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sorenson Communications LLC	—	22.0	(22.2)	0.2	—	—	0.4	0.9	—	—
Sungard Availability Services Capital Inc	—	13.6	0.1	—	(5.4)	8.3	0.7	0.2	—	—
Other Senior Secured Debt
JW Aluminum Co(5)	41.8	—	(39.4)	—	(2.4)	—	—	—	—	—
Subordinated Debt
Home Partners of America Inc	—	3.5	(3.5)	—	—	—	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	38.5	83.4	(36.3)	—	4.8	90.4	0.6	7.3	—	—
Home Partners JV, Private Equity	—	5.4	—	—	4.0	9.4	—	—	—	—
Home Partners JV, Private Equity	—	—	—	(0.6)	0.6	—	—	—	—	—
Home Partners JV, Common Stock	21.5	45.9	(22.9)	7.7	28.4	80.6	—	—	—	—
Home Partners JV 2, Structured Mezzanine	—	3.4	—	—	0.1	3.5	—	0.2	—	—
Home Partners JV 2, Private Equity	—	0.1	—	—	—	0.1	—	—	—	—
Home Partners JV 2, Private Equity	—	1.5	—	—	0.1	1.6	—	—	—	—
Jet Edge International LLC, Preferred Stock	—	20.9	—	—	(4.1)	16.8	0.5	—	—	—
Jet Edge International LLC, Warrant	—	—	—	—	4.5	4.5	—	—	—	—
Jet Edge International LLC, Term Loan	—	78.0	(2.1)	—	(0.3)	75.6	2.4	0.5	—	—
Orchard Marine Limited, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	24.6	—	—	—	40.0	64.6	—	—	—	—
Equity/Other
Affordable Care Inc, Common Stock	—	48.1	—	—	4.0	52.1	—	2.3	—	—
ASG Technologies, Common Stock	42.7	—	(79.4)	56.0	(19.3)	—	—	—	—	—
ASG Technologies, Warrants	3.5	—	(10.2)	3.7	3.0	—	—	—	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	0	—	—
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2020	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2021	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Toorak Capital Funding LLC, Membership Interest	$6.6	$1.3	$(4.9)	$—	$(1.3)	$1.7	$—	$—	$—	$—
Toorak Capital LLC, Membership Interest	235.9	2.3	(50.2)	10.2	1.1	199.3	—	—	—	18.7
Toorak Capital Partners LLC, Structured Mezzanine	—	73.0	(51.0)	—	—	22.0	0.2	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	712.5	586.4	—	—	97.3	1,396.2	—	—	—	126.9
Equity/Other
Advanced Lighting Technologies Inc, Common Stock	—	—	—	(16.5)	16.5	—	—	—	—	—
Advanced Lighting Technologies Inc, Warrant	—	—	—	(0.1)	0.1	—	—	—	—	—
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Trade Claim	—	—	(1.4)	0.4	1.0	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A(4)	—	7.1	—	—	—	7.1	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B(4)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock(4)	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Preferred Stock(4)	—	177.9	—	—	(55.3)	122.6	0.4	20.9	—	—
One Call Care Management Inc, Common Stock(4)	—	4.5	(2.2)	(0.2)	0.3	2.4	—	—	—	—
One Call Care Management Inc, Preferred Stock A(4)	—	48.6	(23.7)	(2.1)	3.3	26.1	—	—	—	—
One Call Care Management Inc, Preferred Stock B(4)	—	15.7	(8.8)	1.1	1.2	9.2	—	0.8	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	—	18.1	—	—	(0.7)	17.4	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Class A Units	—	—	—	(1.1)	1.1	—	—	—	—	—
Sound United LLC, Common Stock	29.3	—	—	—	48.2	77.5	—	—	—	20.0
Sound United LLC, Series I Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Sound United LLC, Series II Units	—	—	—	(0.5)	0.5	—	—	—	—	—
Warren Resources Inc, Common Stock	—	12.8	—	—	7.6	20.4	—	—	—	—
Total	$1,259.7	$1,568.4	$(252.0)	$(48.5)	$156.5	$2,684.1	$25.0	$35.9	$0.6	$165.7
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2022. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2021 included in the Company’s annual report on Form 10-K for the year ended December 31, 2021. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The December 31, 2021 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2021. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2021 and the audited consolidated financial statements as of and for the year ended December 31, 2021 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2022 and 2021, the Company recognized $29 and $34, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
	Shares	Amount	Shares	Amount
Share Repurchase Program	(1,565,083)	$(33)	(53,374)	$(1)
Issuance of Common Stock(1)	—	—	161,374,028	3,642
Net Proceeds from Share Transactions	(1,565,083)	$(33)	161,320,654	$3,641
_____________
(1)Issuance of common stock for the 2021 Merger. Shares were issued at fair value of FSK common stock at the merger date.
During the nine months ended September 30, 2022, the administrator for the Company's distribution reinvestment plan, or DRP, purchased 1,816,180 shares of common stock in the open market at an average price per share of $21.67 (totaling $39) pursuant to the DRP, and distributed such shares to participants in the DRP. During the nine months ended September 30, 2021, the administrator for the DRP purchased 707,727 shares of common stock in the open market at an average price per share of $19.69 (totaling $14) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from October 1, 2022 to October 31, 2022, the administrator for the DRP purchased 747,844 shares of common stock in the open market at an average price per share of $18.26 (totaling $14) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
Share Repurchase Program
On October 31, 2022, the board of directors approved a renewal of the previously approved stock repurchase program. The program will provide for aggregate purchases of the Company’s common stock in an amount up to $54, which is the aggregate amount remaining of the $100 amount originally approved by the board of directors. The timing, manner, price and amount of any share repurchases is determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The program does not require the Company to repurchase any specific number of shares and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
During the nine months ended September 30, 2022, the Company repurchased 1,565,083 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $21.12 (totaling $33). During the nine months ended September 30, 2021, the Company repurchased 53,374 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $22.32 (totaling $1).
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2022 and 2021:

			Three Months Ended		Nine Months Ended
Related Party			September 30,		September 30,
	Source Agreement	Description	2022	2021	2022	2021
The Advisor	Investment advisory agreement and prior investment advisory agreement	Base Management Fee(1)	$61	$58	$186	$113
The Advisor	Investment advisory agreement and prior investment advisory agreement	Subordinated Incentive Fee on Income(2)	$25	$20	$72	$28
The Advisor	Administration agreement	Administrative Services Expenses(3)	$4	$5	$12	$9
________________
(1)During the nine months ended September 30, 2022 and 2021, $185 and $104, respectively, in base management fees were paid to the Advisor. As of September 30, 2022, $61 in base management fees were payable to the Advisor.
(2)The Advisor agreed, effective July 1, 2021, to waive up to $15 per quarter of the subordinated incentive fee on income to which it is entitled to under the investment advisory agreement. During the three and nine months ended September 30, 2022, the amount shown is net of waivers of $15 and $45, respectively. During the three and nine months ended September 30, 2021, the amount shown is net of waivers of $15 and $15, respectively. During the nine months ended September 30, 2022 and 2021, $66 and $29, respectively, of subordinated incentive fees on income were paid to the Advisor. As of September 30, 2022, subordinated incentive fees on income of $25 were payable to the Advisor.
(3)During the nine months ended September 30, 2022 and 2021, $10 and $7, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as "broken deal" costs. Broken deal costs were $1.1 for the nine months ended September 30, 2022. The Company paid $10 and $7, respectively, in administrative services expenses to the Advisor during the nine months ended September 30, 2022 and 2021.
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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.60	$74
June 30, 2021	0.60	75
September 30, 2021	0.65	186
Total	$1.85	$335
Fiscal 2022
March 31, 2022	$0.63	$179
June 30, 2022	0.68	193
September 30, 2022	0.67	190
Total	$1.98	$562
On November 4, 2022, the Company’s board of directors declared a regular quarterly cash distribution of $0.68 per share, which will be paid on or about January 3, 2023 to stockholders of record as of the close of business on December 14, 2022. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
If a stockholder receives distributions in the form of common stock pursuant to the DRP, such stockholder generally will be subject to the same federal, state and local tax consequences as if it elected to receive distributions in cash. If the Company’s common stock is trading at or below net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of cash that they would have received if they had elected to receive the distribution in cash. If the Company’s common stock is trading above net asset value, a stockholder receiving distributions in the form of additional common stock will be treated as receiving a distribution in the amount of the fair market value of the Company’s common stock. The stockholder’s basis for determining gain or loss upon the sale of common stock received in a distribution will be equal to the total

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
dollar amount of the distribution payable to the stockholder. Any stock received in a distribution will have a holding period for tax purposes commencing on the day following the day on which the shares of common stock are credited to the stockholder’s account.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022		2021
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	562	100%	335	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$562	100%	$335	100%
________________
(1)During the nine months ended September 30, 2022 and 2021, 84.8% and 85.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 4.9% and 4.7%, respectively, was attributable to non-cash accretion of discount and 10.3% and 9.8%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2022, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $1,877. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of September 30, 2022 and December 31, 2021, the Company's gross unrealized appreciation on a tax basis was $1,321 and $1,665, respectively. As of September 30, 2022 and December 31, 2021, the Company's gross unrealized depreciation on a tax basis was $2,348 and $1,995, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $17,638 and $17,167 as of September 30, 2022 and December 31, 2021, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,846) and $(1,066) as of September 30, 2022 and December 31, 2021, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of September 30, 2022, the Company had a deferred tax liability of $14 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $60 resulting from net operating losses, capital losses, and interest expense limitation carryforwards of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of September 30, 2022, certain

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $48. For the nine months ended September 30, 2022, the Company recorded a provision for taxes related to wholly-owned taxable subsidiaries of $2 related to the deferred tax liability and $1 related to current taxes. Each were as a result of the sale of investments, during the second quarter, held in wholly-owned taxable subsidiaries.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$10,023	$9,781	61.9%	$9,695	$9,765	60.7%
Senior Secured Loans—Second Lien	1,357	1,245	7.9%	1,564	1,557	9.7%
Other Senior Secured Debt	151	110	0.7%	149	120	0.7%
Subordinated Debt	380	255	1.6%	188	111	0.7%
Asset Based Finance	1,942	1,826	11.6%	2,132	2,245	13.9%
Credit Opportunities Partners JV, LLC	1,572	1,466	9.3%	1,397	1,396	8.7%
Equity/Other	1,253	1,109	7.0%	932	907	5.6%
Total	$16,678	$15,792	100.0%	$16,057	$16,101	100.0%
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
As of September 30, 2022, the Company held investments in seventeen portfolio companies of which it is deemed to “control.” As of September 30, 2022, the Company held investments in ten portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of September 30, 2022 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2022, the Company had unfunded debt investments with aggregate unfunded commitments of $1,042.4, unfunded equity/other commitments of $362.8 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC. As of December 31, 2021, the Company had unfunded debt investments with aggregate unfunded commitments of $1,724.1, unfunded equity commitments of $576.9 and unfunded commitments of $350.2 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2022 and the Company’s audited consolidated schedule of investments as of December 31, 2021.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2022 and December 31, 2021:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

	September 30, 2022
	(Unaudited)		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$36	0.2%	$89	0.5%
Banks	—	—	15	0.1%
Capital Goods	2,224	14.1%	2,281	14.2%
Commercial & Professional Services	1,673	10.6%	1,615	10.0%
Consumer Durables & Apparel	290	1.8%	551	3.4%
Consumer Services	200	1.3%	393	2.4%
Credit Opportunities Partners JV, LLC	1,466	9.3%	1,396	8.7%
Diversified Financials	634	4.0%	672	4.2%
Energy	288	1.8%	241	1.5%
Food & Staples Retailing	268	1.7%	296	1.8%
Food, Beverage & Tobacco	189	1.2%	256	1.6%
Health Care Equipment & Services	1,976	12.5%	1,613	10.0%
Household & Personal Products	246	1.6%	227	1.4%
Insurance	950	6.0%	898	5.6%
Materials	190	1.2%	211	1.3%
Media & Entertainment	627	4.0%	720	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	202	1.3%	235	1.5%
Real Estate	818	5.2%	876	5.4%
Retailing	287	1.8%	288	1.8%
Software & Services	2,847	18.0%	2,698	16.8%
Technology Hardware & Equipment	5	0.0%	42	0.3%
Telecommunication Services	79	0.5%	128	0.8%
Transportation	297	1.9%	360	2.2%
Total	$15,792	100.0%	$16,101	100.0%

Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP's obligations under its credit facilities, and COP's wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,440 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV's assets under administration, calculated and payable quarterly in arrears. As of June 28, 2022, the Company and SCRS increased their commitment by $440, of which $385 was committed by the Company. As of September 30, 2022, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
COPJV was in compliance with all covenants required by its financing arrangements as of September 30, 2022 and December 31, 2021.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
During the nine months ended September 30, 2022, the Company sold investments with a cost of $943.5 for proceeds of $941.2 to COPJV and recognized a net realized gain (loss) of $(2.3) in connection with the transactions. As of September 30, 2022, $398.2 of these sales to COPJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.
As of September 30, 2022 and December 31, 2021, COPJV had total investments with a fair value of $3,624.5 and $3,260.0, respectively. As of September 30, 2022 and December 31, 2021, COPJV had one and zero investments on non-accrual status, respectively.
Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022 (Unaudited)	December 31, 2021
Total debt investments(1)	$3,455.9	$2,954.2
Weighted average annual yield on accruing debt investments(2)	10.0%	8.1%
Number of portfolio companies in COPJV	125	95
Largest investment in a single portfolio company(1)	$131.9	$131.5
Unfunded commitments(1)	$2.8	$1.9
____________
(1)"Debt Investments" means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2022.

Credit Opportunities Partners JV, LLC Portfolio
As of September 30, 2022 (in millions)
(Unaudited)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—151.0%
48Forty Solutions LLC	(e)(o)	Commercial & Professional Services	SF+550	1.0%	11/30/2026		$19.4	$19.2	$19.0
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/2023	20.8		20.3	18.1
Advania Sverige AB	(e)(o)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/2028	SEK	588.0	66.6	51.3
Advania Sverige AB	(e)(o)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/2028	ISK	1,644.9	12.8	11.1
Affordable Care Inc	(e)(h)(i)(o)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/2028		$76.3	76.0	75.6
Alacrity Solutions Group LLC	(e)(j)(o)	Insurance	L+525	0.8%	12/22/2028	40.6		39.9	39.6
Alera Group Intermediate Holdings Inc	(e)(k)(o)	Insurance	SF+600	0.8%	10/2/2028	32.3		31.9	31.1
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/2023	6.2		5.7	3.5
American Airlines Group Inc		Transportation	L+175	0.0%	6/27/2025	2.5		2.3	2.3
American Vision Partners	(e)(o)	Health Care Equipment & Services	L+575	0.8%	9/30/2027	19.6		19.4	19.1
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+375	0.0%	7/30/2025		€4.8	4.8	4.1
Apex Group Limited	(h)	Diversified Financials	L+375	0.5%	7/27/2028		$4.2	4.2	4.0
Apex Group Limited	(h)	Diversified Financials	E+400	0.0%	7/27/2028		€1.6	1.9	1.5
Arcfield Acquisition Corp	(e)(o)	Capital Goods	L+575	0.8%	3/10/2028		$8.1	8.0	7.9

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/2028		$22.3	$22.1	$21.2
Ardonagh Group Ltd	(e)(i)	Insurance	SA+700	0.8%	7/14/2026		£3.8	4.7	4.2
Ardonagh Group Ltd	(e)(i)	Insurance	E+700	1.0%	7/14/2026		€0.5	0.5	0.5
Ardonagh Group Ltd	(e)(j)(k)(o)	Insurance	L+575	0.8%	7/14/2026		$54.8	54.2	52.8
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024	A$	109.4	73.9	70.1
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/2024		8.0	5.7	5.1
athenahealth Inc	(k)	Health Care Equipment & Services	SF+350	0.5%	2/15/2029		$6.8	6.2	6.1
athenahealth Inc	(k)	Health Care Equipment & Services	SF+350	0.5%	2/15/2029		1.2	1.1	1.0
Barbri Inc	(e)(h)(i)	Consumer Services	L+575	0.8%	4/28/2028		47.4	47.4	47.4
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+650	1.0%	7/5/2024		2.2	2.2	2.1
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+550	1.0%	7/5/2024	C$	14.3	10.6	10.1
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/2024		1.3	1.0	0.9
Belk Inc		Retailing	L+750	1.0%	7/31/2025		$0.6	0.6	0.6
Belk Inc	(g)(p)	Retailing	5.0%, 8.0% PIK (8.0 Max PIK)		7/31/2025		3.0	1.7	0.6
BGB Group LLC	(e)(h)(i)(o)	Media & Entertainment	L+575	1.0%	8/16/2027		54.5	54.1	53.7
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/2024		17.6	17.6	14.4
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/2024		€12.4	13.8	9.9
Bugaboo International BV	(e)(h)(i)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/2025		30.1	35.5	29.4
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/2025		4.9	5.4	4.8
Cision Ltd		Software & Services	L+375	0.0%	1/29/2027		$3.8	3.4	3.1
ClubCorp Club Operations Inc	(j)(k)	Consumer Services	L+275	0.0%	9/18/2024		32.0	29.9	29.6
Creation Technologies Inc		Technology Hardware & Equipment	L+550	0.5%	10/5/2028		2.3	2.1	1.9
CSafe Global	(e)(h)(i)(k)	Capital Goods	L+625	0.8%	12/23/2027		59.5	59.4	59.5
CSafe Global	(e)(h)	Capital Goods	L+625	0.8%	8/13/2028		17.3	17.3	17.3
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/2028		9.1	9.1	8.0
EIF Van Hook Holdings LLC	(i)(k)	Energy	SF+525	0.0%	9/5/2024		7.7	7.4	7.4
Emerald Expositions Holding Inc		Media & Entertainment	L+275	0.0%	5/22/2024		1.7	1.6	1.7
Encora Digital Inc	(e)(o)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/13/2028		16.3	15.9	15.5
Envirotainer Ltd	(e)(k)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/29/2029		€14.9	13.9	14.3
Envirotainer Ltd	(e)(k)	Transportation	SF+600, 0.0% PIK (3.0% Max PIK)	0.8%	7/29/2029		$7.6	7.4	7.4
Excelitas Technologies Corp	(e)(j)(k)	Technology Hardware & Equipment	SF+575	0.8%	8/12/2029		24.5	23.5	24.3
Follett Software Co	(e)(h)(i)	Software & Services	L+575	0.8%	8/31/2028		37.6	37.3	36.8
Frontline Technologies Group LLC	(e)(i)(o)	Software & Services	L+575	1.0%	9/18/2023		35.8	35.8	35.8
Galaxy Universal LLC	(e)(h)	Consumer Durables & Apparel	SF+500	1.0%	11/12/2026		8.8	8.8	8.8
Galway Partners Holdings LLC	(e)(k)(o)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/2028		37.0	36.2	36.4
General Datatech LP	(e)(j)	Software & Services	L+625	1.0%	6/18/2027		18.4	17.8	17.4
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/2026		30.2	30.0	29.3
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/2025		15.5	15.4	13.1
Hermes UK Ltd	(e)(k)	Transportation	SA+650	0.0%	11/30/2027		£14.7	19.5	15.3
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+525	0.8%	11/25/2026		$37.7	38.1	37.8
Industria Chimica Emiliana Srl	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/2026		€113.9	125.3	109.9

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Insight Global LLC	(e)(h)(i)(o)	Commercial & Professional Services	L+600	0.8%	9/22/2028		$63.9	$63.1	$62.9
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	L+550	0.8%	5/26/2027		23.6	23.5	22.3
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/7/2026		29.2	28.1	27.9
Kettle Cuisine LLC	(j)	Food, Beverage & Tobacco	L+375	1.0%	8/25/2025		16.3	16.3	15.2
Lakefield Veterinary Group	(e)(o)	Health Care Equipment & Services	L+550	0.8%	11/23/2028		27.1	26.8	26.4
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	L+625	1.0%	6/10/2027		15.6	15.5	14.9
Lexitas Inc	(e)(h)	Commercial & Professional Services	SF+625	1.0%	5/18/2029		18.5	18.5	18.2
Lionbridge Technologies Inc	(e)(i)(j)	Media & Entertainment	SF+700	1.0%	12/29/2025		27.2	26.7	27.4
Lipari Foods LLC	(e)(k)	Food & Staples Retailing	SF+575	1.0%	1/6/2025		42.8	42.8	42.8
Lipari Foods LLC	(e)(k)	Food & Staples Retailing	SF+575	1.0%	1/6/2025		21.7	21.7	21.7
Lrqa Ltd	(e)(i)(o)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/2028		€44.3	48.7	42.4
MB2 Dental Solutions LLC	(e)(i)	Health Care Equipment & Services	SF+600	1.0%	1/29/2027		$12.0	11.8	11.8
Med-Metrix	(e)(o)	Software & Services	L+600	1.0%	9/15/2027		11.9	11.9	11.9
Misys Ltd		Software & Services	L+350	1.0%	6/13/2024		2.3	2.1	2.0
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+600	1.5%	7/3/2024		35.5	33.5	34.2
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	L+650	1.0%	12/22/2025		24.8	24.6	24.8
New Era Technology Inc	(e)(h)(j)(k)	Software & Services	L+625	1.0%	10/31/2026		34.4	33.9	33.8
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	SF+525	0.5%	1/13/2028		24.4	23.9	23.9
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	B+525	0.5%	1/13/2028	A$	33.7	24.8	21.0
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/2027		$4.9	5.0	3.7
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/2026		2.1	1.9	2.1
Pantherx Specialty LLC	(e)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+550	0.5%	7/16/2029		15.9	14.8	14.9
Parts Town LLC	(e)(h)(k)(o)	Retailing	L+550	0.8%	11/1/2028		49.6	48.5	48.0
Peraton Corp	(j)	Capital Goods	L+375	0.8%	2/1/2028		8.8	8.4	8.4
Plaskolite, LLC		Materials	L+400	0.8%	12/15/2025		1.1	1.1	1.0
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/2024		8.9	8.7	8.8
Premium Credit Ltd	(e)(h)(i)(k)	Diversified Financials	SA+650	0.0%	1/16/2026		£49.4	64.1	55.0
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/2028		$1.6	1.6	1.5
Project Marron	(e)(h)(j)(k)	Consumer Services	B+625	0.5%	7/2/2025	A$	81.8	56.3	50.4
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.5%	7/2/2025	C$	52.5	40.0	36.4
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/2025		$9.8	9.7	8.2
Qdoba Restaurant Corp	(h)(k)	Consumer Services	L+700	1.0%	3/21/2025		3.5	3.3	3.4
Reliant Rehab Hospital Cincinnati LLC	(e)(j)(o)	Health Care Equipment & Services	L+625	0.0%	2/28/2026		33.8	32.8	28.4
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/2026		19.6	19.6	19.6
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/2027		1.4	1.3	1.3
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/2027		30.5	29.9	28.4
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+650	1.0%	8/13/2027		0.6	0.6	0.5
RSC Insurance Brokerage Inc	(e)(k)	Insurance	SF+550	0.8%	10/30/2026		18.9	18.8	18.7
Sabre Inc		Software & Services	L+200	0.0%	2/22/2024		2.1	2.1	2.1
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/2027		71.7	72.1	71.7
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+525	1.0%	9/1/2027		27.2	26.9	26.9
SavATree LLC	(e)(j)(k)	Consumer Services	L+550	0.8%	10/12/2028		39.7	39.4	39.2
Sequa Corp	(h)(j)(k)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/2023		23.4	22.9	23.4
SI Group Inc		Materials	SF+475	0.0%	10/15/2025		1.5	1.5	1.3
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/2025		6.9	6.6	6.3
SitusAMC Holdings Corp	(e)(j)(o)	Real Estate	L+575	0.8%	12/22/2027		39.6	38.7	38.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Sorenson Communications LLC	(j)	Telecommunication Services	L+550	0.8%	3/17/2026		$20.6	$19.9	$19.8
Staples Canada	(e)(h)(i)(j)(k)	Retailing	C+700	1.0%	9/12/2024	C$	77.4	59.5	57.3
Summit Interconnect Inc	(e)(o)	Capital Goods	SF+600	1.0%	9/22/2028		$19.6	19.3	18.7
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/2027		€29.3	32.5	27.2
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/2025		$11.3	10.1	10.9
Transaction Services Group Ltd	(e)(j)(k)(n)(o)	Software & Services	B+650	0.0%	10/15/2026	A$	124.1	85.2	79.1
Unifrax I LLC / Unifrax Holding Co		Capital Goods	L+375	0.0%	12/12/2025		$2.8	2.7	2.6
Varsity Brands Inc		Consumer Durables & Apparel	L+350	1.0%	12/16/2024		4.0	3.8	3.7
West Corp	(i)	Software & Services	L+400	1.0%	10/10/2024		12.1	12.0	10.5
West Corp	(i)	Software & Services	L+350	1.0%	10/10/2024		2.5	2.5	2.1
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/2028		53.1	52.7	51.2
Worldwise Inc	(e)(h)(i)(j)(k)(o)	Household & Personal Products	SF+625	1.0%	3/29/2028		64.8	61.8	61.5
Yak Access LLC	(n)	Capital Goods	L+500	0.0%	7/11/2025		0.8	0.6	0.5
Total Senior Secured Loans—First Lien								2,663.8	2,532.2
Unfunded Loan Commitments								(2.8)	(2.8)
Net Senior Secured Loans—First Lien								2,661.0	2,529.4

Senior Secured Loans—Second Lien—23.4%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/2026		2.5	2.3	2.4
Ammeraal Beltech Holding BV	(e)(h)(k)(o)	Capital Goods	L+775	0.0%	9/12/2026		42.8	42.0	42.0
Apex Group Limited	(e)(h)(i)(o)	Diversified Financials	L+675	0.5%	7/27/2029		40.0	39.7	38.8
Cubic Corp	(e)(k)	Software & Services	L+763	0.8%	5/25/2029		10.0	9.7	9.2
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/2026		0.4	0.4	0.3
Element Materials Technology Group US Holdings Inc	(e)(h)(i)	Commercial & Professional Services	SA+725	0.5%	6/24/2030		£16.0	17.1	17.2
Misys Ltd	(h)(i)(k)(o)	Software & Services	L+725	1.0%	6/13/2025		$46.6	44.6	38.4
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/2026		6.8	6.7	6.3
OEConnection LLC	(e)(h)(i)(j)	Software & Services	L+700	0.5%	9/25/2027		50.0	50.0	48.5
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/2026		2.5	2.5	2.5
Peraton Corp	(e)(h)(i)	Capital Goods	L+775	0.8%	2/1/2029		21.5	21.3	21.3
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/2029		39.9	39.7	36.2
Pure Fishing Inc	(e)(h)	Consumer Durables & Apparel	L+838	1.0%	12/21/2026		26.5	24.1	22.9
SIRVA Worldwide Inc	(i)(j)	Commercial & Professional Services	L+950	0.0%	8/3/2026		10.3	8.7	9.0
Valeo Foods Group Ltd	(e)(h)	Food, Beverage & Tobacco	SA+800	0.0%	9/28/2029		£9.3	11.8	9.7
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/2027		€120.8	131.9	88.5
Total Senior Secured Loans—Second Lien								452.5	393.2

Other Senior Secured Debt—1.3%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/2028		$24.5	24.0	21.2
Total Other Senior Secured Debt								24.0	21.2

Subordinated Debt—0.2%
athenahealth Inc		Health Care Equipment & Services	6.5%		2/15/2030		5.5	4.8	4.4
Total Subordinated Debt								4.8	4.4

Asset Based Finance—30.0%
Abacus JV, Private Equity	(e)	Insurance					31,400,804	32.2	33.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Altavair AirFinance, Private Equity	(e)	Capital Goods				36,500,000	$43.0	$41.5
Connecticut Avenue Securities Trust 2022-R08, Structured Mezzanine		Real Estate	SF+560	0.0%	7/25/2042	$2.3	2.3	2.2
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials				$1.0	—	4.8
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials				2,577,072	2.6	2.7
Global Lending Services LLC, Private Equity	(e)	Diversified Financials				19,329,296	25.4	20.3
KKR Chord IP Aggregator LP, Partnership Interest	(e)	Media & Entertainment				19,625,000	22.9	21.6
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(p)	Capital Goods				19,642,734	24.4	16.3
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+1,075	1.0%	9/30/2024	$4.7	4.7	4.7
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+1,075	1.0%	9/30/2024	€3.6	3.6	3.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+675	1.0%	9/30/2024	€5.0	5.0	4.9
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+675	1.0%	9/30/2024	£1.1	1.3	1.3
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+675	1.0%	9/30/2024	$6.5	6.5	6.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+1,075	1.0%	9/30/2024	£0.8	0.9	0.9
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/2025	$21.4	21.4	21.3
Luxembourg Life Fund - Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/2026	$56.6	56.2	57.6
Luxembourg Life Fund - Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	L+925	0.0%	4/1/2023	$90.1	89.9	91.0
My Community Homes PropCo 2, Private Equity	(e)(p)	Real Estate				35,000,000	35.0	35.0
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	18.2%		1/25/2027	$30.0	9.3	12.6
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/2026	$29.4	28.5	29.2
Pretium Partners LLC P2, Private Equity	(e)	Real Estate				16,772,368	16.2	14.4
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(e)	Real Estate				40,000,000	50.2	47.1
Sealane Trade Finance	(e)(m)(p)	Banks				1,254,327	1.3	0.5
SG Residential Mortgage Trust 2022-2, Structured Mezzanine		Real Estate	5.4%		9/25/2067	$4.6	3.8	3.7
Star Mountain Strategic Credit Income Fund IV LP, Private Equity	(e)	Diversified Financials				25,000,000	25.0	25.3
Total Asset Based Finance							511.6	502.3

Equity/Other—10.4%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(p)	Energy				13,556	3.6	3.7
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(p)	Energy				115,178,571	30.5	31.2
athenahealth Inc, Preferred Stock	(e)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			50,000	47.5	42.8

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Belk Inc, Common Stock	(e)(p)	Retailing				381	$—	$—
Misys Ltd, Preferred Stock	(e)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)	0.0%		24,436,083	24.0	21.7
One Call Care Management Inc, Common Stock	(e)(p)	Health Care Equipment & Services				34,873	2.2	2.1
One Call Care Management Inc, Preferred Stock A	(e)(p)	Health Care Equipment & Services				371,993	23.7	22.5
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/2029	7,672,346	8.7	7.7
Pure Gym Ltd, Private Equity	(e)(p)	Consumer Services				30,218,000	39.4	35.2
Zeta Interactive Holdings Corp, Common Stock	(k)(p)	Software & Services				1,080,789	9.2	7.1
Total Equity/Other							188.8	174.0
TOTAL INVESTMENTS—216.3%							$3,842.7	$3,624.5

Derivative Instruments—3.1%
Foreign currency forward contracts								$52.2
____________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 3.75%, the Euro Interbank Offered Rate, or EURIBOR, was 1.17%, Canadian Dollar Offer Rate, or CDOR was 4.20%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 3.11%, the Reykjavik Interbank Offered Rate, or REIBOR or "R", was 6.30%, the Stockholm Interbank Offered Rate, or STIBOR or "SR", was 1.73%, the Sterling Overnight Index Average, or SONIA, was 2.19%, the Secured Overnight Financing Rate, or SOFR, was 3.59% and the U.S. Prime Lending Rate, or Prime, was 6.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)Fair value is determined in accordance with the Company's valuation process.
(e)Investments classified as Level 3.
(f)Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(g)Asset is on non-accrual status.
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
(o)Security is non-income producing.
Below is selected balance sheet information for COPJV as of September 30, 2022 and December 31, 2021:

	As of
	September 30, 2022 (Unaudited)	December 31, 2021
Selected Balance Sheet Information
Total investments, at fair value	$3,624.5	$3,260.0
Cash and other assets	350.1	414.3
Total assets	3,974.6	3,674.3
Debt	1,806.3	1,442.0
Other liabilities	492.8	636.7
Total liabilities	2,299.1	2,078.7
Member's equity	$1,675.5	$1,595.6
Below is selected statement of operations information for COPJV for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Selected Statement of Operations Information
Total investment income	$76.7	$56.6	$213.4	$128.8
Expenses
Interest expense	19.9	12.7	44.8	27.0
Custodian and accounting fees	0.3	0.5	1.2	0.7
Administrative services	2.8	2.7	7.4	4.5
Professional services	0.0	0.2	0.2	0.5
Other	0.0	0.2	0.1	0.3
Total expenses	23.0	16.3	53.7	33.0
Net investment income	53.7	40.3	159.7	95.8
Net realized and unrealized gain (loss)	(49.4)	(10.1)	(112.8)	56.6
Net increase in net assets resulting from operations	$4.3	$30.2	$46.9	$152.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of September 30, 2022 and December 31, 2021:

		Fair Value
Derivative Instrument	Statement Location	September 30, 2022 (Unaudited)	December 31, 2021
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$39	$9
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	—	(1)
Total		$39	$8

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the nine months ended September 30, 2022 and 2021 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2022	2021
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$9	$0
Total		$9	$0

		Net Unrealized Gains (Losses)
		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2022	2021
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$31	$8
Total		$31	$8
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$39	$—	$—	$—	$39
Total	$39	$—	$—	$—	$39
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

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
The average notional balance for foreign currency forward contracts during the nine months ended September 30, 2022 and 2021 was $241.8 and $129.0, respectively.

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
As of September 30, 2022 and December 31, 2021, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2022
Valuation Inputs	(Unaudited)	December 31, 2021
Level 1—Price quotations in active markets	$15	$30
Level 2—Significant other observable inputs	600	703
Level 3—Significant unobservable inputs	13,711	13,972
Investments measured at net asset value(1)	1,466	1,396
	$15,792	$16,101
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2022 and December 31, 2021.
The Company’s board of directors is responsible for overseeing the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Advisor's valuation policy. The Company's board of directors has designated the Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor's valuation policy.
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Advisor determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Advisor typically values the Company's other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
The Advisor periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Advisor believes that these prices are reliable indicators of fair value. The Advisor reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Advisor’s valuation policy.
The following is a reconciliation for the nine months ended September 30, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,542	$1,205	$29	$74	$2,245	$877	$13,972
Accretion of discount (amortization of premium)	52	5	—	1	4	1	63
Net realized gain (loss)	(61)	(41)	—	—	113	211	222
Net change in unrealized appreciation (depreciation)	(252)	(90)	(8)	(47)	(229)	(121)	(747)
Purchases	2,297	67	—	223	779	475	3,841
Paid-in-kind interest	36	2	1	3	20	24	86
Sales and repayments	(2,017)	(225)	—	—	(1,106)	(378)	(3,726)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$9,597	$923	$22	$254	$1,826	$1,089	$13,711
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(326)	$(136)	$(8)	$(45)	$(177)	$(62)	$(754)

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2022 and December 31, 2021 were as follows:

Type of Investment	Fair Value at September 30, 2022 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$9,513	Discounted Cash Flow	Discount Rate	5.5% - 21.1% (11.0%)	Decrease
	580	Waterfall	EBITDA Multiple	0.3x - 21.3x (6.7x)	Increase
	341	Cost
	108	Other(3)
Subordinated Debt	237	Discounted Cash Flow	Discount Rate	10.9% - 15.5% (12.6%)	Decrease
	17	Waterfall	EBITDA Multiple	5.8x - 5.8x (5.8x)	Increase
Asset Based Finance	859	Discounted Cash Flow	Discount Rate	4.8% - 44.1% (10.3%)	Decrease
	686	Waterfall	EBITDA Multiple	1.0x - 21.8x (3.4x)	Increase
	197	Other(3)
	80	Cost
	4	Indicative Dealer Quotes		41.8% - 41.8% (41.8%)	Increase
Equity/Other	599	Waterfall	EBITDA Multiple	0.0x - 15.0x (7.6x)	Increase
	352	Discounted Cash Flow	Discount Rate	9.8% - 25.0% (14.6%)	Decrease
	127	Cost
	8	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
Total	$13,711

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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2022, the aggregate amount outstanding of the senior securities issued by the Company was $9,176. As of September 30, 2022, the Company’s asset coverage was 178%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2022 and December 31, 2021. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2021. Any significant changes to the Company's financing arrangements during the nine months ended September 30, 2022 are discussed below.

	As of September 30, 2022 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$144	$56	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	March 28, 2023
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	290	10	June 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	243	7	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	478	22	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	259	41	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,665(5)	1,978(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$9,176	$2,114
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
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €201 has been converted to U.S. dollars at an exchange rate of €1.00 to $0.98 as of September 30, 2022 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD34 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.73 as of September 30, 2022 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £96 has been converted to U.S dollars at an exchange rate of £1.00 to $1.11 as of September 30, 2022 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD80 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.64 as of September 30, 2022 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of September 30, 2022, $12 of such letters of credit have been issued.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
(7)As of September 30, 2022, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $392, $457, $445, $441, $258, $883, $323, $413 and $583, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of September 30, 2022, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.
(9)As of June 16, 2021, the Company assumed all of FSKR's obligations under its notes, credit facilities, and FSKR's wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

	As of December 31, 2021
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$150	$50	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	June 28, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	300	—	January 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	250	—	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	485	15	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	300	—	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4) SONIA+0.0326%(1)(4)	2,647(5)	1,544(6)	December 23, 2025
4.750% Notes due 2022(7)	Unsecured Notes	4.75%	450	—	May 15, 2022
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$9,179	$1,609
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the nine months ended September 30, 2022 and 2021, the components of total interest expense for the Company's financing arrangements were as follows:

	Nine Months Ended September 30,
	2022			2021
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$4	$0	$4	$1	$0	$1
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	7	1	8	3	0	3
Darby Creek Credit Facility(2)	6	0	6	2	—	2
Dunlap Credit Facility(2)	12	0	12	3	—	3
Juniata River Credit Facility(2)	—	—	—	6	—	6
Meadowbrook Run Credit Facility(2)	6	0	6	3	—	3
Senior Secured Revolving Credit Facility(2)	69	3	72	23	2	25
4.750% Notes due 2022	6	0	6	16	0	16
5.000% Notes due 2022	—	—	—	9	—	9
4.625% Notes due 2024	14	1	15	14	1	15
1.650% Notes due 2024	6	2	8	—	—	—
4.125% Notes due 2025	15	1	16	15	1	16
4.250% Notes due 2025	15	(5)	10	6	(2)	4
8.625% Notes due 2025	16	1	17	16	1	17
3.400% Notes due 2026	25	4	29	25	4	29
2.625% Notes due 2027	7	1	8	3	0	3
3.250% Notes due 2027	11	1	12	—	—	—
3.125% Notes due 2028	18	1	19	—	—	—
CLO-1 Notes	8	0	8	6	0	6
Total	$245	$11	$256	$151	$7	$158
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2022 were $9,553 and 3.43%, respectively. As of September 30, 2022, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.21%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2021 were $5,502 and 3.59%, respectively. As of September 30, 2021, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.22%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2022 and December 31, 2021.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2022, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$9.2
3Pillar Global Inc	24.9
48Forty Solutions LLC	3.2
Advanced Dermatology & Cosmetic Surgery	3.6
Advanced Dermatology & Cosmetic Surgery	2.2
Affordable Care Inc	12.8
Affordable Care Inc	33.2
Alacrity Solutions Group LLC	7.7
Alera Group Intermediate Holdings Inc	5.6
American Vision Partners	7.8
Amerivet Partners Management Inc	7.6
Amerivet Partners Management Inc	61.4
Arcfield Acquisition Corp	7.1
Arcos LLC/VA	4.5
Ardonagh Group Ltd	22.8
AxiomSL Ltd	2.4
AxiomSL Ltd	2.3
Barbri Inc	9.1
BGB Group LLC	19.9
CFC Underwriting Ltd	5.7
Clarience Technologies LLC	23.6
Community Brands Inc	3.8
Community Brands Inc	1.9
Corsearch Intermediate Inc	4.4
CSafe Global	34.9
Dental Care Alliance Inc	6.1
Encora Digital Inc	19.4
Envirotainer Ltd	2.7
Excelitas Technologies Corp	1.4
Excelitas Technologies Corp	4.7
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	6.6
Galway Partners Holdings LLC	11.8
Galway Partners Holdings LLC	7.1
Gigamon Inc	9.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Heniff Transportation Systems LLC	$11.3
Higginbotham Insurance Agency Inc	8.9
HKA	1.1
HM Dunn Co Inc	2.0
Individual FoodService	4.7
Individual FoodService	1.8
Insight Global LLC	21.1
Insight Global LLC	26.8
J S Held LLC	12.4
J S Held LLC	21.0
Karman Space Inc	0.3
Lakefield Veterinary Group	40.0
Lakeview Farms Inc	10.8
Lakeview Farms Inc	1.8
Lexitas Inc	8.4
Lexitas Inc	5.9
Lrqa Ltd	12.6
Med-Metrix	25.0
Med-Metrix	7.8
Monitronics International Inc	11.6
Motion Recruitment Partners LLC	59.6
Net Documents	7.3
Net Documents	0.9
New Era Technology Inc	2.6
Novotech Pty Ltd	5.6
NPD Group Inc/The	1.0
Oxford Global Resources LLC	15.3
Oxford Global Resources LLC	4.4
P2 Energy Solutions Inc.	11.4
PartsSource Inc	4.2
PartsSource Inc	22.6
Revere Superior Holdings Inc	1.7
Rise Baking Company	1.6
RSC Insurance Brokerage Inc	7.6
SAMBA Safety Inc	1.8
SavATree LLC	6.3
SavATree LLC	6.3
Source Code LLC	15.0
Spins LLC	16.5
Spins LLC	7.9
Summit Interconnect Inc	9.4
Sungard Availability Services Capital Inc	1.7
Sweeping Corp of America Inc	5.7
Time Manufacturing Co	16.4
Version1 Software Ltd	2.4
VetCor Professional Practices LLC	18.0
VetCor Professional Practices LLC	6.6
Wealth Enhancement Group LLC	5.7
Wealth Enhancement Group LLC	2.1
Woolpert Inc	3.7

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Worldwise Inc	$15.5
Worldwise Inc	7.4
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.1
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	12.4
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Jet Edge International LLC, Term Loan	0.7
Opendoor Labs Inc, Structured Mezzanine	53.4
Total	$1,042.4
Unfunded Asset Based Finance/Other commitments	$362.8
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of September 30, 2022, the Company’s debt commitments are comprised of $402.0 revolving credit facilities and $640.4 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(18.2). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of September 30, 2022, $12 of such letters of credit have been issued.
As of September 30, 2022, the Company also has an unfunded commitment to provide $560.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2022 and December 31, 2021.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$27.17	$25.02
Results of operations(2)
Net investment income (loss)	2.25	2.76
Net realized gain (loss) and unrealized appreciation (depreciation)	(2.17)	4.28
Net increase (decrease) in net assets resulting from operations	0.08	7.04
Stockholder distributions(3)
Distributions from net investment income	(1.98)	(2.47)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(1.98)	(2.47)
Capital share transactions
Issuance of common stock(4)	—	(2.20)
Repurchases of common stock(5)	0.03	0.01
Deduction of deferred costs(6)	—	(0.23)
Net increase (decrease) in net assets resulting from capital share transactions	0.03	(2.42)
Net asset value, end of period	$25.30	$27.17
Per share market value, end of period	$16.95	$20.94
Shares outstanding, end of period	282,978,008	284,543,091
Total return based on net asset value(7)	0.40%	18.47%
Total return based on market value(8)	(10.94)%	41.45%
Ratio/Supplemental Data:
Net assets, end of period	$7,160	$7,730
Ratio of net investment income to average net assets(9)	11.08%	10.36%
Ratio of total operating expenses to average net assets(9)	10.27%	9.35%
Ratio of net operating expenses to average net assets(9)	9.49%	8.82%
Portfolio turnover(10)	21.48%	49.82%
Total amount of senior securities outstanding, exclusive of treasury securities	$9,176	$9,179
Asset coverage per unit(11)	1.78	1.84
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
(9)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2022 are annualized. Annualized ratios for the nine months ended September 30, 2022 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2022. The following is a schedule of supplemental ratios for the nine months ended September 30, 2022 and year ended December 31, 2021:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
	(Unaudited)
Ratio of net subordinated income incentive fees to average net assets	1.25%	0.83%
Ratio of interest expense to average net assets	4.44%	4.10%
Ratio of excise taxes to average net assets	0.02%	0.21%
(10)Portfolio turnover for the nine months ended September 30, 2022 is not annualized.
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
The company incurred $8 of professional fees and other costs associated with the 2021 Merger. Such costs were capitalized by the Company and included in the purchase price of the 2021 Merger. Deferred costs and prepaid assets of $19 were permanently written off. Additionally, the Company marked-to-market the fair value of FSKR's 4.25% Notes, which was $26 greater than its carrying amount.

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
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2022 and for the Year Ended December 31, 2021
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2022:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2022	September 30, 2022
Purchases	$907	$3,779
Sales and Repayments	(951)	(3,530)
Net Portfolio Activity	$(44)	$249

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2022				September 30, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$444	49%	$558	59%	$2,143	57%	$1,883	53%
Senior Secured Loans—Second Lien	78	9%	55	6%	121	3%	259	7%
Other Senior Secured Debt	1	0%	—	—	1	0%	—	—
Subordinated Debt	180	20%	1	0%	187	5%	38	1%
Asset Based Finance(1)	68	7%	308	32%	645	17%	972	28%
Credit Opportunities Partners JV, LLC	—	—	—	—	175	5%	—	—
Equity/Other(1)	136	15%	29	3%	507	13%	378	11%
Total	$907	100%	$951	100%	$3,779	100%	$3,530	100%

(1) Equity/Other includes investments in preferred equity investments. During the three and nine months ended September 30, 2022, purchases of preferred equity investments were $128 and $451, respectively and sales and repayments of preferred equity investments were $0 and $109, respectively.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(Unaudited)			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$10,023	$9,781	61.9%	$9,695	$9,765	60.7%
Senior Secured Loans—Second Lien	1,357	1,245	7.9%	1,564	1,557	9.7%
Other Senior Secured Debt	151	110	0.7%	149	120	0.7%
Subordinated Debt	380	255	1.6%	188	111	0.7%
Asset Based Finance(2)	1,942	1,826	11.6%	2,132	2,245	13.9%
Credit Opportunities Partners JV, LLC	1,572	1,466	9.3%	1,397	1,396	8.7%
Equity/Other(2)	1,253	1,109	7.0%	932	907	5.6%
Total	$16,678	$15,792	100.0%	$16,057	$16,101	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2) As of September 30, 2022, Equity/Other included $750 of preferred equity investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Number of Portfolio Companies	195	189
% Variable Rate Debt Investments (based on fair value)(1)(2)	70.9%	69.7%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.7%	10.2%
% Other Income Producing Investments (based on fair value)(3)	13.5%	13.1%
% Non-Income Producing Investments (based on fair value)(2)	4.4%	5.1%
% of Investments on Non-Accrual (based on fair value)	2.5%	1.9%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	11.1%	9.2%
Weighted Average Annual Yield on All Debt Investments(5)	10.3%	8.7%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2022.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2022.
For the nine months ended September 30, 2022, our total return based on net asset value was 0.40% and our total return based on market value was (10.94)%. For the year ended December 31, 2021, our total return based on net asset value was 18.47% and our total return based on market value was 41.45%. See footnotes 7 and 8 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.
Direct Originations
The following table presents certain selected information regarding our Direct Originations as of September 30, 2022 and December 31, 2021:

Characteristics of All Direct Originations held in Portfolio	September 30, 2022	December 31, 2021
Number of Portfolio Companies	177	167
% of Investments on Non-Accrual (based on fair value)	2.5%	1.9%
Total Cost of Direct Originations	$15,934.6	$15,341.3
Total Fair Value of Direct Originations	$15,247.3	$15,433.3
% of Total Investments, at Fair Value	96.6%	95.9%
Weighted Average Annual Yield on Accruing Debt Investments(1)	11.1%	8.9%
Weighted Average Annual Yield on All Debt Investments(2)	10.3%	8.5%
_____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2022.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2022.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(Unaudited)		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$36	0.2%	$89	0.5%
Banks	—	—	15	0.1%
Capital Goods	2,224	14.1%	2,281	14.2%
Commercial & Professional Services	1,673	10.6%	1,615	10.0%
Consumer Durables & Apparel	290	1.8%	551	3.4%
Consumer Services	200	1.3%	393	2.4%
Credit Opportunities Partners JV, LLC	1,466	9.3%	1,396	8.7%
Diversified Financials	634	4.0%	672	4.2%
Energy	288	1.8%	241	1.5%
Food & Staples Retailing	268	1.7%	296	1.8%
Food, Beverage & Tobacco	189	1.2%	256	1.6%
Health Care Equipment & Services	1,976	12.5%	1,613	10.0%
Household & Personal Products	246	1.6%	227	1.4%
Insurance	950	6.0%	898	5.6%
Materials	190	1.2%	211	1.3%
Media & Entertainment	627	4.0%	720	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	202	1.3%	235	1.5%
Real Estate	818	5.2%	876	5.4%
Retailing	287	1.8%	288	1.8%
Software & Services	2,847	18.0%	2,698	16.8%
Technology Hardware & Equipment	5	0.0%	42	0.3%
Telecommunication Services	79	0.5%	128	0.8%
Transportation	297	1.9%	360	2.2%
Total	$15,792	100.0%	$16,101	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$11,881	75%	$12,602	78%
2	3,252	21%	2,468	15%
3	207	1%	748	5%
4	452	3%	283	2%
Total	$15,792	100%	$16,101	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2022 and September 30, 2021
Revenues
Our investment income for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$279	67.9%	$239	66.4%	$787	66.4%	$442	61.6%
Paid-in-kind interest income	39	9.5%	35	9.7%	122	10.3%	70	9.8%
Fee income	26	6.3%	31	8.6%	68	5.7%	65	9.1%
Dividend income	67	16.3%	55	15.3%	209	17.6%	140	19.5%
Total investment income(1)	$411	100.0%	$360	100.0%	$1,186	100.0%	$717	100.0%
___________
(1)Such revenues represent $354 and $301 of cash income earned as well as $57 and $59 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2022 and 2021, respectively, and represent $1,006 and $613 of cash income earned as well as $180 and $104 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2022 and 2021, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest income during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 can be primarily attributed to the rising interest rate environment. The increase in interest income during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 can primarily be attributed to the rising rate environment, along with the increase in assets resulting from the 2021 Merger.
The decrease in fee income for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 can primarily be attributed to reduced structuring activity during the three months ended September 30, 2022.
The increase in dividend income during the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 can primarily be attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC.

Expenses
Our operating expenses for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Management fees	$61	$58	$186	$113
Subordinated income incentive fees	40	35	117	43
Administrative services expenses	4	5	12	9
Accounting and administrative fees	2	1	4	2
Interest expense	96	70	256	158
Other expenses	6	5	16	12
Total operating expenses	209	174	591	337
Incentive fee waiver	(15)	(15)	(45)	(15)
Net operating expenses before taxes	194	159	546	322
Excise taxes	1	—	1	—
Total net expenses, including excise taxes	$195	$159	$547	$322

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Ratio of operating expenses to average net assets	2.79%	2.26%	7.70%	6.85%
Ratio of incentive fee waiver to average net assets(1)	(0.20)%	(0.19)%	(0.58)%	(0.30)%
Ratio of net operating expenses to average net assets	2.59%	2.07%	7.12%	6.55%
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	1.62%	1.17%	4.28%	3.78%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.97%	0.90%	2.84%	2.77%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
The increase in expenses during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 can primarily be attributed to an increase in subordinated income incentive fees and interest expense as a result of the rising rate environment.
The increase in expenses during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 can primarily be attributed to the increased management fee as a result of the higher asset base from the 2021 Merger, the increased subordinated income incentive fee pursuant to the terms of the investment advisory agreement following the 2021 Merger and increased interest expense resulting from the higher debt outstanding due to the 2021 Merger.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.
Net Investment Income
Our net investment income totaled $216 ($0.76 per share) and $201 ($0.71 per share) for the three months ended September 30, 2022 and 2021, respectively. The increase in net investment income during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 can primarily be attributed to higher investment income during the three months ended September 30, 2022 as discussed above.
Our net investment income totaled $639 ($2.25 per share) and $395 ($2.11 per share) for the nine months ended September 30, 2022 and 2021, respectively. The increase in net investment income during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 can primarily be attributed to higher investment income during the three months ended September 30, 2022 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net realized gain (loss) on investments(1)	$63	$197	$214	$123
Net realized gain (loss) on foreign currency forward contracts	2	0	9	0
Net realized gain (loss) on foreign currency	5	(1)	12	(4)
Total net realized gain (loss)	$70	$196	$235	$119
______________
(1)We sold investments and received principal repayments, respectively, of $488 and $463 during the three months ended September 30, 2022 and $867 and $939 during the three months ended September 30, 2021. We sold investments and received principal repayments, respectively, of $1,724 and $1,806 during the nine months ended September 30, 2022 and $1,300 and $2,420 during the nine months ended September 30, 2021.
Provision for Taxes on Realized Gains on Investments
We recorded a provision for taxes on realized gains with respect to one of our equity investments of $0 and $0 during the three months ended September 30, 2022 and 2021, and $(3) and $0 during the nine months ended September 30, 2022 and 2021, respectively.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net change in unrealized appreciation (depreciation) on investments	$(451)	$(142)	$(930)	$784
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	15	5	31	8
Net change in unrealized gain (loss) on foreign currency	23	10	53	28
Total net change in unrealized appreciation (depreciation)	$(413)	$(127)	$(846)	$820
The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2022 was driven primarily by a general widening of credit spreads. The net change in unrealized appreciation (depreciation) during the nine months ended September 30, 2021 was driven primarily by $628 of appreciation resulting from the merger accounting associated with the 2021 Merger, as well as strong performance of one portfolio company during the quarter.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2022, the net decrease in net assets resulting from operations was $(127) ($(0.45) per share) compared to a net increase in net assets resulting from operations of $270 ($0.95 per share) during the three months ended September 30, 2021.
For the nine months ended September 30, 2022, the net increase in net assets resulting from operations was $25 ($0.09 per share) compared to a net increase in net assets resulting from operations of $1,334 ($7.13 per share) during the nine months ended September 30, 2021.

Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2022, we had $266 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $2,114 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2022, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of September 30, 2022, we had unfunded debt investments with aggregate unfunded commitments of $1,042.4, unfunded equity/other commitments of $362.8 and unfunded commitments of $560.2 of Credit Opportunities Partners JV, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2022, the aggregate amount outstanding of the senior securities issued by us was $9.2 billion. As of September 30, 2022, our asset coverage was 178%. See “—Financing Arrangements.”
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2022:

	As of September 30, 2022 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$144	$56	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	March 28, 2023
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	290	10	June 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	243	7	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	478	22	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	259	41	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.875%(1)(4)	2,665(5)	1,978(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$9,176	$2,114
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
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €201 has been converted to U.S. dollars at an exchange rate of €1.00 to $0.98 as of September 30, 2022 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD34 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.73 as of September 30, 2022 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £96 has been converted to U.S dollars at an exchange rate of £1.00 to $1.11 as of September 30, 2022 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD80 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.64 as of September 30, 2022 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of September 30, 2022, $12 of such letters of credit have been issued.
(7)As of September 30, 2022, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $392, $457, $445, $441, $258, $883, $323, $413 and $583, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of September 30, 2022, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2022 or 2021 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2022 and 2021:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2021
March 31, 2021	$0.60	$74
June 30, 2021	0.60	75
September 30, 2021	0.65	186
Total	$1.85	$335
Fiscal 2022
March 31, 2022	$0.63	$179
June 30, 2022	0.68	193
September 30, 2022	0.67	190
Total	$1.98	$562
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
Valuation of Portfolio Investments
Our board of directors is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Advisor's valuation policy. As permitted by Rule 2a-5 of the 1940 Act, our board of directors has designated the Advisor as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor's valuation policy.
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
The Advisor determines the fair value of our investment portfolio each quarter. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Advisor. In connection with that determination, the Advisor will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•our quarterly fair valuation process begins by the Advisor facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in the Advisor's valuation policy and communicates the information to the Advisor in the form of a valuation range for Level 3 assets;
•the Advisor then reviews the preliminary valuation information for each portfolio company or investment and provides feedback about the accuracy, completeness and timeliness of the valuation-related inputs considered by the independent third-party pricing or valuation service and any suggested revisions thereto prior to the independent third-party pricing or valuation service finalizing its valuation range;
•the Advisor then provides the valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by the Advisor's board reporting obligations;

•the valuation committee meets with the Advisor to receive the relevant quarterly reporting from the Advisor and to discuss any questions from the valuation committee in connection with the valuation committee's role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Advisor) provides our board of directors with a report regarding the quarterly valuation process.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, the Advisor may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, the Advisor is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by the Advisor or provided by any independent third-party valuation or pricing service that the Advisor deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor and any independent third-party valuation services may consider when determining the fair value of our investments.
The valuation methods utilized for each portfolio company may vary depending on industry and company-specific considerations. Typically, the first step is to make an assessment as to the enterprise value of the portfolio company's business in order to establish whether the portfolio company's enterprise value is greater than the amount of its debt as of the valuation date. This analysis helps to determine a risk profile for the applicable portfolio company and its related investments, and the appropriate valuation methodology to utilize as part of the security valuation analysis. The enterprise valuation may be determined using a market or income approach.
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Advisor may incorporate these factors into discounted cash flow models to arrive at fair value. Various methods may be used to determine the appropriate discount rate in a discounted cash flow model.
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
When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Advisor subsequently values these warrants or other equity securities received at their fair value.
See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
Contractual Obligations
We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2022 and 2021.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2022, 70.9% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.7% were debt investments paying fixed interest rates while 13.5% were other income producing investments, 4.4% consisted of non-income producing investments, and the remaining 2.5% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2022 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(116)	$(44)	$(72)	(6.8)%
Down 50 basis points	(58)	(22)	(36)	(3.4)%
Up 50 basis points	58	22	36	3.4%
Up 100 basis points	116	44	72	6.8%
Up 150 basis points	174	66	108	10.2%
Up 200 basis points	232	88	144	13.6%
Up 250 basis points	290	110	180	17.0%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2022, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2022 and 2021, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2022, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2022 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of September 30, 2022					Economic Hedging As of September 30, 2022
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2022 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	104.3	$67.1	$60.3	$6.0	A$	5.2	$3.3
British Pound Sterling		£122.8	136.7	115.6	11.6		£19.6	21.9
Canadian Dollars		$45.2	32.9	31.9	3.2		$10.3	7.5
Euros		€474.5	464.1	207.9	20.8		€65.2	64.0
Icelandic Krona	ISK	1,458.5	10.1	9.1	0.9	—		—
Norwegian Krone	NOK	485.2	44.6	37.7	3.8	NOK	45.9	4.2
Swedish Krona	SEK	1,346.8	121.0	81.2	8.1	SEK	1,024.3	91.9
Total			$876.5	$543.7	$54.4			$192.8
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
As of September 30, 2022, the net contractual amount of our foreign currency forward contracts totaled $192.8, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2022, we had outstanding borrowings denominated in foreign currencies of €201, CAD34, £96 and AUD80 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
In November 2020, the Company’s board of directors authorized a stock repurchase program, which went into effect in September 2021 following the consummation of the 2021 Merger, or the Share Repurchase Program. Under the Share Repurchase Program originally approved by the Company's board of directors, the Company was permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. On September 15, 2022, the program expired and was terminated pursuant to the terms of the program. On October 31, 2022, the board of directors approved a renewal of the Share Repurchase Program. The program will provide for aggregate purchases of the Company’s common stock in amount up to to $54, which is the aggregate amount remaining of the $100 amount originally approved by the board of directors. The timing, manner, price and amount of any share repurchases is determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The Share Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure stockholders that any shares will be repurchased under the program. The Share Repurchase Program may be suspended, extended, modified or discontinued at any time.
During the nine months ended September 30, 2022, the Company repurchased 1,565,083 shares of common stock pursuant to the Share Repurchase Program at an average price per share (inclusive of commissions paid) of $21.12 (totaling $33).
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
During the nine months ended September 30, 2022, the Affiliated Purchaser Program purchased 3,100,501 shares of common stock at an average price per share (inclusive of commissions paid) of $21.93 (totaling $68).

The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended September 30, 2022. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	241,847	$20.61	241,847	$60
August 1, 2022 through August 31, 2022	132,479	21.97	132,479	57
September 1, 2022 through September 30, 2022	118,494	21.06	118,494	54
	492,820	$21.09	492,820
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Share Repurchase Program and the Affiliated Purchaser Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Board of Directors
On November 1, 2022, Todd C. Builione submitted his resignation from the Company’s board of directors, effective immediately. Mr. Builione’s resignation was not the result of a disagreement with the Company on any matter relating to its operations, policies or practices, but instead was for the purpose of allowing him to focus on other endeavors for KKR & Co., Inc. and to transition the position on the board of directors to Daniel Pietrzak, the Company’s Chief Investment Officer and Co-President. The board of directors, upon recommendation from its Nominating and Corporate Governance Committee, has appointed Daniel Pietrzak to fill the vacant seat created by Mr. Builione’s resignation, effective as of November 4, 2022, to serve as a Class B member of the board of directors for the remainder of the full term of such Class B directorship.
Mr. Pietrzak previously served as the Co-President and Chief Investment Officer of FSKR until its merger with the Company in June 2021. Mr. Pietrzak joined KKR in 2016 and is a partner and serves as the Co-Head of Private Credit and a portfolio manager for KKR’s private credit funds and portfolios. Prior to joining KKR, Mr. Pietrzak was a managing director and the Co-Head of Deutsche Bank’s Structured Finance business across the Americas and Europe. Previously, Mr. Pietrzak held various roles in the credit businesses of Société Générale and CIBC World Markets. Mr. Pietrzak started his career at PricewaterhouseCoopers in New York. Mr. Pietrzak holds an M.B.A. in Finance from The Wharton School of the University of Pennsylvania and a B.S. in Accounting from Lehigh University.
There is no arrangement or understanding between Mr. Pietrzak and any other person pursuant to which he was appointed to the board of directors. Further, with regard to Mr. Pietrzak, there are no transactions since the beginning of the Company’s last fiscal year, or any currently proposed transaction, in which the Company is a participant that would require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2022.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer