Form 10-K
period 2022-12-31
FS KKR Capital Corp
filed 2023-02-27
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 814-00757
_________________________________________________
FS KKR Capital Corp.
(Exact name of registrant as specified in its charter)
_________________________________________________

Maryland	26-1630040
(State of Incorporation)	(I.R.S. Employer Identification Number)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
_________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	FSK	The New York Stock Exchange
(Title of class)	(Trading Symbol(s))	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
_________________________________________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer		Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements   ☐.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).   ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒.
The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.5 billion.
There were 281,174,936 shares of the registrant’s common stock outstanding as of January 31, 2023.
_________________________________________________
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.
Item 1.    Business.
Summary
FS KKR Capital Corp. (NYSE: FSK), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2022, we had total assets of approximately $16.1 billion.
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
About FS Investments
FS Investments is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. FS Investments is headquartered in Philadelphia, PA, with offices in New York, NY, Orlando, FL, and Leawood, KS. The firm had approximately $35 billion in assets under management as of December 31, 2022.
About KKR Credit
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $194 billion of assets under management as of December 31, 2022 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $504 billion in assets under management as of December 31, 2022, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.
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
Opportunity in Middle Market Private Companies
In addition to investing in senior secured and second lien secured loans, we believe that the market for lending to private companies, particularly middle market private companies within the United States, presents a compelling investment opportunity. The following characteristics support our belief:
•Large Target Market. Middle market U.S. companies have historically represented a significant portion of the growth segment of the U.S. economy. These companies also often require substantial capital investment to grow their businesses. Historically, significant private equity capital has been available for investment in middle market companies and we expect that private equity firms will continue to leverage their investments in middle market companies with senior secured and second lien secured loans.
•Limited Investment Competition. Despite the size of the market, regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies in favor of lending to large corporate clients and leading syndication efforts for capital markets transactions. Further, we believe a limited number of lenders are willing to hold large amounts of middle market loans. As a result, we believe our ability to eliminate syndication risk by holding middle market loans is a competitive advantage.
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
•Attractive Market Segment. The underserved nature of such a large segment of the market can at times create significant investment opportunities. In many environments, lending to middle market companies may offer more attractive economics than lending to larger corporations in terms of transaction pricing, up-front and ongoing fees, prepayment penalties, stricter covenants and quality collateral. In addition, middle market companies often have simpler capital structures and carry less leverage than larger companies, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions.
Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Large, scalable, global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Advisor and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 190 dedicated investment professionals at KKR Credit located in nine global cities. We also benefit from the expertise, network and resources of KKR & Co., which has over 700 investment professionals located in 23 global cities. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
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
When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each portfolio company in which we choose to invest. These attributes are:
•Leading, defensible market positions. We seek to invest in companies that have developed strong competitive positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
•Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.
•Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.

•Private equity sponsorship. Often we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Advisor believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment opportunity. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk may have both the ability and incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.
•Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.
•Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.
Joint Venture
We also co-invest with South Carolina Retirement Systems Group Trust, or SCRS, through Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, a joint venture with SCRS. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and SCRS each have 50% voting control of COPJV and together are required to agree on all investment decisions as well as certain other significant actions for COPJV. As of December 31, 2022, COPJV had total capital commitments of $2.4 billion, $2.1 billion of which was from us and the remaining $0.3 billion of which was from SCRS. As of December 31, 2022, we had funded approximately $1.6 billion of our commitment. Additionally, as of December 31, 2022, COPJV had $0.3 billion of borrowing capacity. As of December 31, 2022, our investment in COPJV was approximately $1.4 billion at fair value. We do not consolidate COPJV in our consolidated financial statements.
Investment Types
We primarily focus on the following investment types:
Senior Secured Loans
Senior secured loans are situated at the top of a company's capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate, the London Interbank Offered Rate, or LIBOR, or the Secured Overnight Financing Rate, or SOFR.
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
Deal-level Q&A: After an investment has been identified and preliminary due diligence has been completed, screening memos and a credit research analysis is prepared. These reports are reviewed by the Advisor’s investment committee, or the Investment Committee, to discuss key diligence and structuring issues. Following the Advisor’s review, the Investment Committee will complete any incremental due diligence prior to formal Investment Committee approval. Though each transaction may involve a somewhat different approach, the Advisor’s diligence of each opportunity could include:
•a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;
•a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;
•on-site visits, if deemed necessary;
•background checks to further evaluate management and other key personnel;
•a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and
•a review of management’s experience and track record.
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
In circumstances where the Advisor deems appropriate, the Advisor’s internal valuation team values certain investments. When performing the internal valuations, the Advisor utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations are approved by an internal valuation committee of the Advisor, as well as the valuation committee of the Board, as described above.
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
Risk Management
We seek to limit the downside potential of our investment portfolio by, among other things:
•applying our investment strategy guidelines for portfolio investments;
•requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;
•allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and
•negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.
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
We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2022 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on August 3, 2022 and expiring on August 3, 2023. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
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
During 2022, compliance with material governmental regulation applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position.
Securities Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•pursuant to Rule 13a-15 promulgated under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K, our auditors must attest to, and report on, our management’s assessment of our internal control over financial reporting.
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
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each tax year;
•derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the tax year:

▪at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and
▪no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.
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
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fskkradvisor.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC's web site at www.sec.gov.

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
Risks Related to Our Business and Structure
•If our investment advisory agreement were to be terminated, or if the Advisor loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
•The inability of the Advisor to generate investment opportunities through relationships with private equity sponsors, investment banks and commercial banks could adversely affect our business.
•We operate in a highly competitive market for investment opportunities.
•The SBCA Act allows us to incur additional leverage.
•Failure to safeguard the security of our data could compromise our ability to conduct business.
Risks Related to the Advisor and its Affiliates
•The Advisor and its affiliates face conflicts of interest as a result of arrangements between us and the Advisor and related to obligations the Advisor and its affiliates have to our affiliates and to other clients.
•We may be obligated to pay the Advisor incentive compensation on income that we have not received.
•We may face additional competition because employees of the Advisor are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Risks Related to Business Development Companies and RICs
•Failure to maintain our status as a BDC would reduce our operating flexibility.
•Our ability to acquire investments may be adversely affected if we cannot obtain financing.
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
Risks Related to our Investments
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Our investments in prospective portfolio companies may be risky, and we could lose all of our investment.
•Our investments in private investment funds subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims. If there is a default, the value of any collateral securing our debt investments may not be sufficient to repay in full both the other creditors and us.
•Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

•A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value in accordance with policies and procedures approved by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•We are exposed to risks associated with changes in interest rates.
•Our investments may include original issue discount and PIK instruments.
•We may from time to time enter into derivative transactions which expose us to certain risks.
Risks Related to Debt Financing
•We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.
•The agreements governing our debt financing arrangements contain various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations.
Risks Related to an Investment in Our Common Stock
•There is a risk that investors in our common stock may not receive distributions.
•Portions of the distributions that we make may represent a return of capital to stockholders.
•Our shares of common stock may trade at a discount to net asset value and we may issue shares at prices below our then-current net asset value.
•We may pay distributions from offering proceeds, borrowings or the sale of assets.
•Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.
•Holders of any preferred stock that we issue will have the right to elect members of the board of directors.
General Risk Factors
•Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.
•Future economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.
•If a period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
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
The Advisor has a limited track record of acting as an investment adviser to a BDC, and any failure by the Advisor to manage and support our investment process may hinder the achievement of our investment objectives.
The Advisor is jointly operated by an affiliate of FS Investments and KKR Credit with limited prior experience acting as an investment adviser to a BDC. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. While both affiliates of FS Investments and KKR Credit have individually acted as investment advisers to BDCs previously, the Advisor’s limited experience in managing a portfolio of assets under the constraints of the 1940 Act and the Code may hinder the Advisor’s ability to take advantage of attractive investment opportunities and, as a result, may adversely affect our ability to achieve our investment objectives. FS Investments’ and KKR Credit’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which FS Investments and KKR Credit have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies.
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
On March 23, 2018, the Small Business Credit Availability Act, or the SBCA Act, became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Effective June 15, 2019, following approval by our stockholders, our asset coverage requirement was reduced from 200% to 150%, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, we are able to incur substantial additional indebtedness, and, therefore the risk of an investment in us may increase. See “Risks Related to Debt Financing

—We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.”
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
The Company may invest in derivatives and other assets that are subject to many of the same types of risks related to the use of leverage. In October 2020, the SEC adopted Rule 18f-4 under the 1940 Act regarding the ability of a BDC to use derivatives and other transactions that create future payment or delivery obligations. Under Rule 18f-4, BDCs that use derivatives are subject to a value-at-risk leverage limit, a derivatives risk management program and testing requirements and requirements related to board reporting. These requirements apply unless the BDC qualifies as a “limited derivatives user,” as defined under Rule 18f-4. Under Rule 18f-4, a BDC may enter into an unfunded commitment agreement (which may include delayed draw and revolving loans) that will not be deemed to be a derivatives transaction, such as an agreement to provide financing to a portfolio company, if the BDC has, among other things, a reasonable belief, at the time it enters into such an agreement, that it will have sufficient cash and cash equivalents to meet its obligations with respect to all of its unfunded commitment agreements, in each case as it becomes due. Collectively, these requirements may limit the Company’s ability to use derivatives and/or enter into certain other financial contracts.
The Company has adopted updated policies and procedures in compliance with Rule 18f-4. The Company currently qualifies as a “limited derivatives user.” Future legislation or rules may modify how the Company treats derivatives and other financial arrangements for purposes of the Company’s compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to the Company under the 1940 Act, which may be materially adverse to the Company and the Company’s Investors.
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
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact, as well as cyber-attacks that do not have a security impact but may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. If one or more of such events occur, it potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations.
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
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

We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.
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
Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:
•may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;
•have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and members of the Advisor may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
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
Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value, in accordance with policies and procedures approved by our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our net asset value for a given period.
A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value in accordance with policies and procedures approved by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, in accordance with policies and procedures approved by our board of directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated OTC secondary market for institutional investors or are not traded at all. As a result, the Advisor, with oversight from our board of directors, will value these securities quarterly at fair value.
Pursuant to Rule 2a-5 under the 1940 Act, our board has designated the Advisor to perform, subject to board oversight, fair value determinations of our investments. Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
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
Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates have increased, those securities with a lower yield-at-cost have experienced a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period.
Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on outstanding debt securities and the rate at which we invest these funds. The recent increases in interest rates have made it more expensive to use debt to finance our investments and to refinance our current financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.
We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in rising interest rate environments, payments under floating rate debt instruments generally will rise and there may be a significant number of issuers of such floating rate debt instruments that will be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.
On March 5, 2021, the U.K.’s Financial Conduct Authority publicly announced that all U.S. dollar LIBOR settings will either cease to be provided by any administrator or no longer be representative (i) immediately after December 31, 2021 for one-week and two-month U.S. dollar LIBOR settings and (ii) immediately after June 30, 2023 for the remaining U.S. dollar LIBOR settings. Although most U.S. dollar LIBOR rates will continue to be published through June 30, 2023, the FCA no longer compels panel banks to continue to contribute to LIBOR and the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation have encouraged banks to cease entering into new contracts that use U.S. dollar LIBOR as a reference rate. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated using short-term repurchase agreements backed by Treasury securities.
Some regulators have prohibited the use of any LIBOR benchmarks in new contracts and have required that regulated entities transition existing contracts to another benchmark prior to June 30, 2023. Although settings of such LIBOR benchmarks may continue to be available, such prohibitions and requirements may adversely affect the value of floating-rate debt securities in our portfolio or issued by us. While SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible to predict whether SOFR will ultimately prevail in the market as the definitive replacement for LIBOR. At this time, we expect that SOFR will be the prevailing replacement for U.S. dollar LIBOR for our floating rate investments. The transition away from LIBOR to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
In anticipation of the cessation of LIBOR, we may need to renegotiate any credit agreements extending beyond June 30, 2023 with our portfolio companies that utilize LIBOR as a factor in determining the interest rate or rely on certain fallback provisions that could cause interest rates to shift to a base rate plus a margin. Any such renegotiations may have a material adverse effect on our business, financial condition and results of operations, including as a result of changes in interest rates payable to us by our portfolio companies.
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
To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•The higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;

•Original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Advisor’s future base management fees which, thus, increases the Advisor’s future income incentive fees at a compounding rate;
•Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•For accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•Tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;
•The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and
•Original issue discount may create a risk of non-refundable cash payments to the Advisor based on non-cash accruals that may never be realized.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $19.3 billion in total assets, (ii) a weighted average cost of funds of 3.72%, (iii) $11.3 billion in debt outstanding and (iv) $7.0 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders	(33.58)%	(19.79)%	(6.01)%	7.78%	21.57%
Similarly, assuming (i) $19.3 billion in total assets, (ii) a weighted average cost of funds of 3.72% and (iii) $11.3 billion in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 2.18% in order to cover the annual interest payments on our outstanding debt.
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
Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on August 3, 2023. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after August 3, 2023.
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
The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of publicly traded RICs, BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•price and volume fluctuations in the overall stock market from time to time;
•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;
•loss of our BDC or RIC status;
•changes in our earnings or variations in our operating results;
•changes in the value of our portfolio of investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•departure of the Advisor’s key personnel;
•operating performance of companies comparable to us;
•short-selling pressure with respect to shares of our common stock or BDCs generally;
•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•uncertainty surrounding the strength of the economy;
•general economic trends and other external factors; and
•loss of a major funding source.
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
We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month period concluding on August 3, 2023. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Such dilutive effects may be material.
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
•The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss. if any. We will be subject to a 4% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are currently, and may in the future become, subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.
•The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. While market conditions have recovered from the events of 2008 and 2009, there have been continuing periods of volatility. For example, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union (the “EU”) following the United Kingdom’s (the “U.K.”) exit from the EU and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans or meet other obligations during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to losses of value in our portfolio and a decrease in our revenues, net income, net worth and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.
Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. We, the Advisor, and the portfolio companies in which we invest in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including us, the Advisor, a portfolio company or a counterparty to us, the Advisor, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of the Advisor or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or us of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact us, the Advisor, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which we invest or our portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
The COVID-19 pandemic has resulted in adverse consequences for us and our portfolio companies. While many countries, including the United States, have relaxed or eliminated the early public health restrictions adopted in response to the COVID-19 pandemic, the outbreak of new, worsening strains of COVID-19 may result in a resurgence in the number of reported cases and hospitalizations. Such increases in cases could lead to the re-introduction of restrictions and business shutdowns in certain states, counties and cities in the United States and globally. In addition to these developments having adverse consequences for us and our portfolio companies, the operations of the Advisor have been, and could continue to be, adversely impacted, including through quarantine measures and travel restrictions imposed on its personnel or service providers based or temporarily located in affected countries, or any related health issues of such personnel or service providers. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of the COVID-19 pandemic and the actions taken by authorities and other entities to contain the spread of COVID-19 and its variants or treat its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption following the global outbreak of COVID-19 and its variants. Some economists and major investment banks have expressed concern that the continued spread of the virus globally could lead to a prolonged period of world-wide economic downturn. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
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
If a period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
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
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide. The impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several EU countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The U.K.’s decision to leave the EU (the so-called “Brexit”) led to volatility in global financial markets. On December 24, 2020, a trade agreement was concluded between the EU and the U.K. (the “TCA”), which was provisionally applied as of January 1, 2021 and entered into force on May 1, 2021 following ratification by the EU. Although the TCA covers many issues, it leaves decisions on equivalence and adequacy to be determined by each of the U.K. and E.U. unilaterally in due course. As such, there remains uncertainty as to the scope, nature and terms of the relationship between the U.K. and the EU and the effect and implications of the TCA, and the actual and potential consequences of Brexit. Additionally, trade wars and volatility in the U.S. repo market, the U.S. high yield bond markets, the Chinese stock markets and global markets for commodities may affect other financial markets worldwide. In addition, while recent government stimulus measures worldwide have reduced volatility in the financial markets, volatility may return as such measures are phased out, and the long-term impacts of such stimulus on fiscal policy and inflation remain unknown. We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
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
The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or we become the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
Item  3.    Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any current legal proceedings cannot be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
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

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the NYSE since April 16, 2014. Our common stock traded under the ticker symbol "FSIC" until December 19, 2018 and has traded under the ticker symbol "FSK" since December 20, 2018. Prior to April 16, 2014, there was no public market for our common stock. Our shares of common stock have historically traded at prices both above and below our net asset value per share. It is not possible to predict whether shares of our common stock will trade at, above or below our net asset value in the future. See "Risk Factors—Risks Related to an Investment in Our Common Stock—Our shares of common stock may trade at a discount to net asset value."
As of January 31, 2023, we had 12,111 record holders of our common stock which does not include beneficial owners of shares of common stock held in "street name" by brokers and other institutions on behalf of stockholders.
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
The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2022, 2021 and 2020:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2020(1)	$2.56	$318
2021	$2.47	$511
2022	$2.66	$754
____________
(1)The amount of per share distributions has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our consolidated financial statements.

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.
Stock Repurchase Programs
September 2021 Share Repurchase Program
In November 2020, the Company’s board of directors authorized a stock repurchase program, which went into effect in September 2021 following the consummation of the 2021 Merger, or the September 2021 Share Repurchase Program. Under the September 2021 Share Repurchase Program originally approved by the Company's board of directions, the Company was permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. On September 15, 2022, the program expired and was terminated pursuant to the terms of the program. On October 31, 2022, the board of directors approved a renewal of the September 2021 Share Repurchase Program. The program will provide for the aggregate purchases of the Company's common stock in amounts up to $54, which is the aggregate amount remaining of the $100 amount originally approved by the board of directors. The timing, manner, price and amount of any share repurchases is determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The September 2021 Share Repurchase Program does not require the Company to repurchase any specific number of shares and the Company cannot assure stockholders that any shares will be repurchased under the program. The September 2021 Share Repurchase Program may be suspended, extended, modified or discontinued at any time.
During the year ended December 31, 2022, the Company repurchased 2,811,341 shares of common stock pursuant to the September 2021 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $19.91 (totaling $56).

During the period from January 1, 2023 to January 31, 2023, the Company repurchased 556,814 shares of common stock pursuant to the September 2021 Share Repurchase Program at an average price per share (inclusive of commissions paid) of $18.75 (totaling $10).
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
During the year ended December 31, 2022, the Affiliated Purchaser Program purchased 3,100,501 shares of common stock at an average price per share (inclusive of commissions paid) of $21.93 (totaling $68).
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended December 31, 2022. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2022 through October 31, 2022	—	$—	—	$54
November 1, 2022 through November 30, 2022	358,873	19.49	358,873	47
December 1, 2022 through December 31, 2022	887,385	17.93	887,385	31
	1,246,258	$18.38	1,246,258
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Share Repurchase Program and the Affiliated Purchaser Program.

Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS KKR Capital Corp. under the Securities Act.
The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2022 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the MVIS US Business Development Companies Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the MVIS US Business Development Companies Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved
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
•the impact on our business of the Dodd-Frank Act, and the rules and regulations issued thereunder;
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
The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally three to four years. However, we may invest in loans and securities with any maturity or duration. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody's or lower than “BBB-” by S&P). We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by a NRSRO.
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
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•corporate and organization expenses relating to offerings of our securities, subject to limitations included in the investment advisory agreement;
•the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;
•the cost of effecting sales and repurchases of shares of our common stock and other securities;
•investment advisory fees;
•fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•interest payments on our debt or related obligations;
•transfer agent and custodial fees;
•research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);
•fees and expenses associated with marketing efforts;
•federal and state registration fees;
•federal, state and local taxes;
•fees and expenses of directors not also serving in an executive officer capacity for us or the Advisor;
•costs of proxy statements, stockholders’ reports, notices and other filings;
•fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
•direct costs such as printing, mailing, long distance telephone and staff;
•fees and expenses associated with accounting, corporate governance, government and regulatory affairs activities, independent audits and outside legal costs;
•costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;
•brokerage commissions for our investments; and
•all other expenses incurred by the Advisor or us in connection with administering our business, including expenses incurred by the Advisor in performing administrative services for us and administrative personnel paid by the Advisor, to the extent they are not controlling persons of the Advisor or any of its affiliates, subject to the limitations included in the investment advisory agreement and the administration agreement.

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
Portfolio Investment Activity for the Years Ended December 31, 2022 and 2021
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2022 and 2021:

					For the Year Ended
Net Investment Activity					December 31, 2022		December 31, 2021
Purchases(1)					$4,642		$13,826
Sales and Repayments					(4,741)		(5,575)
Net Portfolio Activity					$(99)		$8,251

	For the Year Ended
	December 31, 2022				December 31, 2021
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases(1)	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$2,778	60%	$2,926	62%	$9,713	71%	$3,704	66%
Senior Secured Loans—Second Lien	121	3%	278	6%	1,400	10%	833	15%
Other Senior Secured Debt	1	0%	—	—	95	1%	52	1%
Subordinated Debt	187	4%	38	1%	46	0%	99	2%
Asset Based Finance	848	18%	1,102	23%	1,541	11%	462	8%
Credit Opportunities Partners JV, LLC	175	4%	—	—	587	4%	—	—
Equity/Other(2)	532	11%	397	8%	444	3%	425	8%
Total	$4,642	100%	$4,741	100%	$13,826	100%	$5,575	100%

(1) Purchases and new investments for the year ended December 31, 2021 include investments acquired at a cost of $7,227 in connection with the 2021 Merger.
(2) Equity/Other includes investments in preferred equity investments. During the year ended December 31, 2022, purchases of preferred equity investments were $451 and sales and repayments of preferred equity investments were $109.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2022 and 2021:

			December 31, 2022			December 31, 2021
			Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien			$9,607	$9,278	60.3%	$9,695	$9,765	60.7%
Senior Secured Loans—Second Lien			1,299	1,194	7.8%	1,564	1,557	9.7%
Other Senior Secured Debt			152	110	0.7%	149	120	0.7%
Subordinated Debt			384	265	1.7%	188	111	0.7%
Asset Based Finance			2,024	1,903	12.4%	2,132	2,245	13.9%
Credit Opportunities Partners JV, LLC			1,572	1,428	9.3%	1,397	1,396	8.7%
Equity/Other(2)			1,276	1,199	7.8%	932	907	5.6%
Total			$16,314	$15,377	100.0%	$16,057	$16,101	100.0%

(1) Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2) As of December 31, 2022, Equity/Other included $810 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2022 and 2021:

					December 31, 2022		December 31, 2021

Number of Portfolio Companies	197	189
% Variable Rate Debt Investments (based on fair value)(1)(2)	69.6%	69.7%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.6%	10.2%
% Other Income Producing Investments (based on fair value)(3)	15.0%	13.1%
% Non-Income Producing Investments (based on fair value)(2)	4.4%	5.1%
% of Investments on Non-Accrual (based on fair value)	2.4%	1.9%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	12.0%	9.2%
Weighted Average Annual Yield on All Debt Investments(5)	11.2%	8.7%
____________________
(1)"Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)Does not include investments on non-accrual status.
(3)"Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2022.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2022.

For the year ended December 31, 2022, our total return based on net asset value was 1.40% and our total return based on market value was (4.61)%. For the year ended December 31, 2021, our total return based on net asset value was 18.47% and our total return based on market value was 41.45%. See footnotes 8 and 9 to the table included in Note 12 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations
We define Direct Originations as any investment where the Advisor or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of December 31, 2022 and 2021:

Characteristics of All Direct Originations held in Portfolio	December 31, 2022	December 31, 2021
Number of Portfolio Companies	183	167
% of Investments on Non-Accrual	2.4%	1.9%
Total Cost of Direct Originations	$15,654.2	$15,341.3
Total Fair Value of Direct Originations	$14,885.5	$15,433.3
% of Total Investments, at Fair Value	96.8%	95.9%
Weighted Average Annual Yield on Accruing Debt Investments(1)	12.0%	8.9%
Weighted Average Annual Yield on All Debt Investments(2)	11.2%	8.5%
________________
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

Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2022.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2022.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$25	0.2%	$89	0.5%
Banks	—	—%	15	0.1%
Capital Goods	2,366	15.4%	2,281	14.2%
Commercial & Professional Services	1,670	10.9%	1,615	10.0%
Consumer Durables & Apparel	235	1.5%	551	3.4%
Consumer Services	189	1.2%	393	2.4%
Credit Opportunities Partners JV, LLC	1,428	9.3%	1,396	8.7%
Diversified Financials	583	3.8%	672	4.2%
Energy	272	1.8%	241	1.5%
Food & Staples Retailing	103	0.7%	296	1.8%
Food, Beverage & Tobacco	226	1.5%	256	1.6%
Health Care Equipment & Services	1,963	12.8%	1,613	10.0%
Household & Personal Products	242	1.6%	227	1.4%
Insurance	974	6.3%	898	5.6%
Materials	197	1.3%	211	1.3%
Media & Entertainment	695	4.5%	720	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	231	1.4%	235	1.5%
Real Estate	753	4.9%	876	5.4%
Retailing	282	1.8%	288	1.8%
Software & Services	2,591	16.8%	2,698	16.8%
Technology Hardware & Equipment	1	0.0%	42	0.3%
Telecommunication Services	76	0.5%	128	0.8%
Transportation	275	1.8%	360	2.2%
Total	$15,377	100.0%	$16,101	100.0%

Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Advisor uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Advisor uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$11,565	75%	$12,602	78%
2	2,899	19%	2,468	15%
3	452	3%	748	5%
4	461	3%	283	2%
Total	$15,377	100%	$16,101	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Years Ended December 31, 2022, 2021 and 2020
Revenues
Our investment income for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022		2021		2020
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$1,106	67.6%	$687	63.6%	$444	69.5%
Paid-in-kind interest income	163	10.0%	107	9.9%	66	10.3%
Fee income	80	4.9%	91	8.4%	33	5.2%
Dividend income	286	17.5%	196	18.1%	96	15.0%
Total investment income(1)	$1,635	100.0%	$1,081	100.0%	$639	100.0%
____________
(1)Such revenues represent $1,398, $915 and $563 of cash income earned as well as $237, $166 and $76 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2022, 2021 and 2020, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest and PIK income during the year ended December 31, 2022 compared to the year ended December 31, 2021 can primarily be attributed to the rising rate environment, along with the increase in assets resulting from the 2021 Merger. The increase in interest and PIK income during the year ended December 31, 2021 compared to the year ended December 31, 2020 can primarily be attributed to the increase in assets resulting from the 2021 Merger.
The decrease in fee income during the year ended December 31, 2022 compared to the year ended December 31, 2021 can primarily be attributed to structuring fees and prepayment fees received in connection with a decrease in investment and repayment activity during the current period. The increase in fee income during the year ended December 31, 2021 compared to the year ended December 31, 2020 can primarily be attributed to structuring fees and prepayment fees received in connection with increased investment and repayment activity.
The increase in dividend income during the year ended December 31, 2022 compared to the year ended December 31, 2021 can be primarily attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC. The increase in dividend income during the year ended December 31, 2021 compared to the year ended December 31, 2020 can be primarily attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC, and a one-time dividend of $20 from one of our equity investments during the year ended December 31, 2021.
Expenses
Our operating expenses, together with excise taxes, for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Management fees	$245	$173	$106
Subordinated income incentive fees	159	77	—
Administrative services expenses	15	12	7
Accounting and administrative fees	5	3	2
Interest expense	365	231	170
Other expenses	22	19	13
Total operating expenses	$811	$515	$298
Incentive fee waiver	(60)	(30)	—
Net operating expenses before taxes	751	485	298
Excise taxes	19	12	10
Total net expenses, including excise taxes	$770	$497	$308
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
Ratio of operating expenses and excise taxes to average net assets	10.96%	9.35%	9.71%
Ratio of incentive fee waiver to average net assets(1)	(0.79)%	(0.53)%	—
Ratio of net operating expenses to average net assets	10.17%	8.82%	9.71%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	6.38%	5.15%	5.67%
Ratio of net operating expenses, excluding certain expenses, to average net assets	3.79%	3.67%	4.04%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.
The increase in expenses during the year ended December 31, 2022 compared to the year ended December 31, 2021 can primarily be attributed to an increase in subordinated income incentive fees and interest expense as a result of the rising rate environment along with the increase in assets resulting from the 2021 Merger.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.

Net Investment Income
Our net investment income totaled $865 ($3.05 per share), $584 ($2.76 per share) and $331 ($2.66 per share) for the years ended December 31, 2022, 2021 and 2020, respectively.
The increase in net investment income during the year ended December 31, 2022 compared to the year ended December 31, 2021 and during the year ended December 31, 2021 compared to the year ended December 31, 2020 can primarily be attributed to higher investment income during the respective years ended December 31, 2022 and December 31, 2021 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, financial instruments and foreign currency for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Net realized gain (loss) on investments(1)	$149	$171	$(490)
Net realized gain (loss) on foreign currency forward contracts	10	0	—
Net realized gain (loss) on foreign currency	23	(7)	(6)
Total net realized gain (loss)	$182	$164	$(496)
______________
(1)We sold investments and received principal repayments, respectively, of $2,076 and $2,665 during the year ended December 31, 2022, $2,258 and $3,317 during the year ended December, 31, 2021 and $1,232 and $1,069 during the year ended December 31, 2020.
Provision for Taxes on Realized and Unrealized Gains on Investments
We recorded a provision for taxes on realized and unrealized gains with respect to two of our equity investments of $5 and $0 and $0 during the years ended December 31, 2022, 2021 and 2020, respectively.
Realized Losses from Extinguishment of Debt
During the years ended December 31, 2022, 2021 and 2020, we recorded a net realized loss from the extinguishment of debt of $0, $(3) and $0, respectively.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, financial instruments and unrealized gain (loss) on foreign currency for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
	2022	2021	2020
Net change in unrealized appreciation (depreciation) on investments	$(981)	$728	$(221)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	16	12	(3)
Net change in unrealized gain (loss) on foreign currency	15	30	(16)
Total net change in unrealized appreciation (depreciation)	$(950)	$770	$(240)
During the year ended December 31, 2022, the net change in unrealized appreciation (depreciation) was driven primarily by a general widening of credit spreads. During the year ended December 31, 2021, the net change in unrealized appreciation (depreciation) on our investments was driven primarily by $628 of appreciation resulting from the merger accounting associated with the 2021 Merger. During the year ended December 31, 2020, the net change in unrealized appreciation (depreciation) on our investments was driven primarily by mark to market declines across the portfolio resulting from uncertainty related to the COVID-19 pandemic.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2022, 2021 and 2020, the net increase (decrease) in net assets resulting from operations was $92 ($0.32 per share), $1,515 ($7.16 per share) and $(405) ($(3.26) per share), respectively.

Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2022, we had $251 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $2,559 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2022, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2022, we had unfunded debt investments with aggregate unfunded commitments of $952.4, unfunded equity/other commitments of $475.3 and unfunded commitments of $560.2 of COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2022, the aggregate amount outstanding of the senior securities issued by us was $8.7 billion. As of December 31, 2022, our asset coverage was 180%. See “—Financing Arrangements.”
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2022:

	As of December 31, 2022
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$131	$69	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	June 28, 2023
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	285	15	June 2, 2026
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	242	8	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	472	28	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	244	56	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,260(5)	2,383(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$8,731	$2,559
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
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €260 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD32 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.74 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £39 has been converted to U.S dollars at an exchange rate of £1.00 to $1.21 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD112 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.68 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2022, $12 of such Letters of Credit have been issued.
(7)As of December 31, 2022, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $388, $452, $442, $446, $255, $888, $334, $421 and $606, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2022, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2022, 2021 or 2020 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2022, 2021 and 2020:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2020(1)	$2.56	$318
2021	$2.47	$511
2022	$2.66	$754
____________
(1)The amount of per share distributions has been retroactively adjusted to reflect the Reverse Stock Split as discussed in Note 3 to our unaudited consolidated financial statements included herein.

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2022, 2021 and 2020.
Recent Developments
Subsequent to December 31, 2022, Burholme Funding LLC, Darby Creek LLC and Dunlap Funding LLC, each a wholly-owned financing subsidiary of the Company, entered into amendments to their respective borrowing facilities. For additional discussion of the respective amendments, see Note 14 to our consolidated financial statements included herein.
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in "Note 2. Summary of Significant Accounting Policies" in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.
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
In circumstances where the Advisor deems appropriate, the Advisor’s internal valuation team values certain investments. When performing the internal valuations, the Advisor utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations are approved by an internal valuation committee of the Advisor, as well as the valuation committee of the Board, as described above.
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
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Advisor may incorporate these factors into discounted cash flow models to arrive at fair value. Various methods may be used to determine the appropriate rate in a discounted cash flow model.
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

Contractual Obligations
We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2022, 2021 and 2020.
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. We are currently evaluating the impact of adopting ASU 2020-04 on our consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2022, 69.6% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.6% were debt investments paying fixed interest rates while 15.0% were other income producing investments, 4.4% consisted of non-income producing investments, and the remaining 2.4% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income. Previously, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2022 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(112)	$(40)	$(72)	(6.6)%
Down 50 basis points	(56)	(20)	(36)	(3.3)%
Up 50 basis points	56	20	36	3.3%
Up 100 basis points	112	40	72	6.6%
Up 150 basis points	168	60	108	9.9%
Up 200 basis points	224	80	144	13.2%
Up 250 basis points	280	100	180	16.5%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2022, 2021 and 2020 we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2022, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2022 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2022					Economically Hedged As of December 31, 2022
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2022 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	99.2	$67.5	$63.2	$6.3	A$	10.6	$7.2
British Pounds Sterling		£36.7	44.3	40.1	4.0		£19.6	23.7
Canadian Dollars		$41.0	30.3	31.5	3.2		$13.9	10.2
Euros		€476.9	510.3	271.6	27.2		€64.7	69.1
Icelandic Krona	ISK	1,430.6	10.1	9.2	0.9	ISK	—	—
Norwegian Krone	NOK	438.8	44.6	42.6	4.3	NOK	46.4	4.7
Swedish Krona	SEK	1,262.5	121.2	86.0	8.6	SEK	1,024.0	98.4
Total			$828.3	$544.2	$54.5			$213.3
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

As of December 31, 2022, the net contractual amount of our foreign currency forward contracts totaled $213.3, $213.3 of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2022, we had outstanding borrowings denominated in foreign currencies of €260, CAD32, £39 and AUD112 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting as of December 31, 2022 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of FS KKR Capital Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of FS KKR Capital Corp. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Francisco, California
February 27, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of FS KKR Capital Corp.
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated balance sheets of FS KKR Capital Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2022, the financial highlights for each of the four years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, changes in net assets, cash flows, for each of the three years in the period ended December 31, 2022, and the financial highlights for each of the four years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2022 and 2021, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included illiquid corporate bonds and loans, unlisted equity securities, and derivatives that lack observable market prices. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable. The fair value of the Company’s Level 3 investments was $13.4 billion as of December 31, 2022.
We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs, such as selected discount rates, projected future cash flows, and comparable company multiples, to estimate the fair value as of December 31, 2022. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:
•We tested the effectiveness of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
•We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs. For a selected sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists.
•In instances where the selection of valuation techniques or significant unobservable inputs were more subjective, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimates to management’s estimates.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP
San Francisco, California
February 27, 2023
We have served as the Company’s auditor since 2019.

Part I—FINANCIAL INFORMATION
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	December 31,
	2022	2021
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$12,566 and 12,419, respectively)	$12,026	$12,558
Non-controlled/affiliated investments (amortized cost—$575 and $860, respectively)	443	859
Controlled/affiliated investments (amortized cost—$3,173 and $2,778, respectively)	2,908	2,684
Total investments, at fair value (amortized cost—$16,314 and $16,057, respectively)	15,377	16,101
Cash	248	258
Foreign currency, at fair value (cost—$3 and $119, respectively)	3	119
Receivable for investments sold and repaid	212	567
Income receivable	227	153
Unrealized appreciation on foreign currency forward contracts	25	9
Deferred financing costs	23	16
Prepaid expenses and other assets	9	5
Total assets	$16,124	$17,228

Liabilities
Payable for investments purchased	$14	$2
Debt (net of deferred financing costs of $34 and $38, respectively)(1)	8,694	9,142
Unrealized depreciation on foreign currency forward contracts	1	1
Stockholder distributions payable	192	176
Management and investment adviser fees payable	59	60
Subordinated income incentive fees payable(2)	27	19
Administrative services expense payable	6	5
Interest payable	90	70
Other accrued expenses and liabilities	29	23
Total liabilities	9,112	9,498
Commitments and contingencies(3)

Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 281,731,750 and 284,543,091 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,610	9,658
Retained earnings (accumulated deficit)(4)	(2,598)	(1,928)
Total stockholders' equity	7,012	7,730
Total liabilities and stockholders' equity	$16,124	$17,228
Net asset value per share of common stock at year end(4)	$24.89	$27.17
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)See Note 10 for a discussion of the Company's commitments and contingencies.
(4)See Note 5 for a discussion of the sources of distributions paid by the Company.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Investment income
From non-controlled/unaffiliated investments:
Interest income	$1,020	$641	$427
Paid-in-kind interest income	72	52	43
Fee income	74	88	33
Dividend and other income	50	30	16
From non-controlled/affiliated investments:
Interest income	28	21	10
Paid-in-kind interest income	48	19	19
Fee income	6	2	—
Dividend and other income	7	0	—
From controlled/affiliated investments:
Interest income	58	25	7
Paid-in-kind interest income	43	36	4
Fee income	—	1	—
Dividend and other income	229	166	80
Total investment income	1,635	1,081	639

Operating expenses
Management fees	245	173	106
Subordinated income incentive fees(1)	159	77	—
Administrative services expenses	15	12	7
Accounting and administrative fees	5	3	2
Interest expense(2)	365	231	170
Other general and administrative expenses	22	19	13
Total operating expenses	811	515	298
Incentive fee waiver(1)	(60)	(30)	—
Net expenses	751	485	298
Net investment income before taxes	884	596	341
Excise taxes	19	12	10
Net investment income	865	584	331

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	136	28	(323)
Non-controlled/affiliated investments	84	192	(132)
Controlled/affiliated investments	(71)	(49)	(35)
Net realized gain (loss) on foreign currency forward contracts	10	0	0
Net realized gain (loss) on foreign currency	23	(7)	(6)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(679)	478	17
Non-controlled/affiliated investments	(131)	94	(126)
Controlled/affiliated investments	(171)	156	(112)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	16	12	(3)
Net change in unrealized gain (loss) on foreign currency	15	30	(16)
Total net realized and unrealized gain (loss)	(768)	934	(736)
Provision for taxes on realized and unrealized gains on investments	(5)	—	—
Realized loss on extinguishment of debt	—	(3)	—
Net increase (decrease) in net assets resulting from operations	$92	$1,515	$(405)

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Operations (continued)
(in millions, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.32	$7.16	$(3.26)
Weighted average shares outstanding	283,508,494	211,670,361	124,290,607
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Changes in Net Assets
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operations
Net investment income	$865	$584	$331
Net realized gain (loss) on investments, foreign currency forward contracts, foreign currency, provision for taxes on realized gains on investments and extinguishment of debt	177	161	(496)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	(965)	740	(224)
Net change in unrealized gain (loss) on foreign currency	15	30	(16)
Net increase (decrease) in net assets resulting from operations	92	1,515	(405)
Stockholder distributions(2)
Distributions to stockholders	(754)	(511)	(318)
Net decrease in net assets resulting from stockholder distributions	(754)	(511)	(318)
Capital share transactions(3)
Issuance of common stock	—	3,642	—
Reinvestment of stockholder distributions	—	—	—
Repurchases of common stock	(56)	(12)	(47)
Net increase (decrease) in net assets resulting from capital share transactions	(56)	3,630	(47)
Total increase (decrease) in net assets	(718)	4,634	(770)
Net assets at beginning of year	7,730	3,096	3,866
Net assets at end of year	$7,012	$7,730	$3,096
_______________
(1)See Note 7 for a discussion of the Company’s financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company's capital share transactions.

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$92	$1,515	$(405)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(4,642)	(6,599)	(2,336)
Paid-in-kind interest	(120)	(111)	(84)
Proceeds from sales and repayments of investments	4,741	5,575	2,301
Net realized (gain) loss on investments	(149)	(171)	490
Net change in unrealized (appreciation) depreciation on investments(2)	981	(717)	221
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(16)	(10)	3
Realized loss on extinguishment of debt	—	3	—
Accretion of discount	(87)	(71)	(15)
Amortization of deferred financing costs and discount	14	9	12
Unrealized (gain)/loss on borrowings in foreign currency	(30)	(27)	10
(Increase) decrease in receivable for investments sold and repaid	355	(394)	484
(Increase) decrease in income receivable	(74)	(81)	10
(Increase) decrease in deferred merger costs	—	1	(1)
(Increase) decrease in prepaid expenses and other assets	(4)	(1)	(1)
Increase (decrease) in payable for investments purchased	12	2	(15)
Increase (decrease) in management fees payable	(1)	35	(5)
Increase (decrease) in subordinated income incentive fees payable	8	19	—
Increase (decrease) in administrative services expense payable	1	3	(1)
Increase (decrease) in interest payable	20	45	2
Increase (decrease) in other accrued expenses and liabilities	6	8	5
Cash acquired in merger	—	293	—
Other assets acquired from merger net of other assets	—	17	—
Merger costs capitalized into purchase price	—	(8)	—
Mark-to-market of merged debt	—	26
Net cash provided by (used in) operating activities	1,107	(639)	675
Cash flows from financing activities
Repurchases of common stock	(56)	(12)	(47)
Stockholder distributions	(738)	(502)	(340)
Borrowings under financing arrangements(3)	3,243	5,006	3,379
Repayments of financing arrangements(3)	(3,661)	(3,639)	(3,542)
Deferred financing costs and discount paid	(21)	(28)	(40)
Net cash provided by (used in) financing activities	(1,233)	825	(590)
Total increase (decrease) in cash	(126)	186	85
Cash and foreign currency at beginning of year	377	191	106
Cash and foreign currency at end of year	$251	$377	$191
Supplemental disclosure
Non-cash purchases of investments	$(798)	$(999)	$(238)
Non-cash sales of investments	$798	$999	$238
Local and excise taxes paid	$15	$9	$7
_____________
(1)For the year ended December 31, 2021, amount excludes $7,227 of cost of investments acquired from the 2021 Merger.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Cash Flows (continued)
(in millions)

(2)For the year ended December 31, 2021, amount excludes $11 of unrealized depreciation on unfunded commitments acquired from the 2021 Merger.
(3)For the year ended December 31, 2021, amount excludes $3,794 of debt assumed from the 2021 Merger. See Note 9 for a discussion of the Company’s financing arrangements. During the years ended December 31, 2022, 2021 and 2020, the Company paid $331, $194 and $156, respectively, in interest expense on the credit facilities and unsecured notes.

Supplemental disclosure of non-cash operating and financing activities:

In connection with the 2021 Merger, the Company issued common stock of $3,650 and acquired investments at cost of $7,227 and other assets of $221 and assumed debt of $3,794 and other liabilities of $297 during the year ended December 31, 2021.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—132.3%
3Pillar Global Inc	(i)(k)(l)(v)	Software & Services	L+600	0.8%	11/23/27		$101.0	$100.2	$96.7
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/26		9.2	9.2	8.8
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/27		24.9	24.9	23.8
48Forty Solutions LLC	(f)(k)(l)(t)(v)	Commercial & Professional Services	SF+550	1.0%	11/30/26		182.7	181.2	177.8
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+550	1.0%	11/30/26		10.6	10.6	10.3
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Diversified Financials	9.0%		11/18/23		95.5	69.9	52.5
Accuride Corp	(aa)(l)	Capital Goods	L+525	1.0%	11/17/23		8.9	8.4	7.6
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	5/7/27		46.3	44.7	45.6
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+650	1.0%	5/7/27		2.2	2.2	2.2
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+650	1.0%	5/7/26		3.6	3.6	3.5
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	933.6	106.1	86.0
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.1	9.2
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$53.6	53.3	52.5
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		1.4	1.4	1.4
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		28.4	28.4	27.8
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		11.4	11.4	11.2
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/28		28.4	28.0	27.3
Alacrity Solutions Group LLC	(x)	Insurance	L+525	0.8%	12/22/27		10.8	10.6	10.4
Alera Group Intermediate Holdings Inc	(m)	Insurance	SF+600	0.8%	10/2/28		9.2	9.1	8.7
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+600	0.8%	10/2/28		22.5	22.5	21.4
American Vision Partners	(i)(v)	Health Care Equipment & Services	L+575	0.8%	9/30/27		113.0	112.5	109.1
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/26		7.8	7.8	7.5
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		95.4	94.5	91.8
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		17.2	17.2	16.6
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		8.4	8.4	8.1
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		50.1	50.1	48.2
Apex Group Limited	(aa)(v)(w)	Diversified Financials	L+375	0.5%	7/27/28		2.5	2.5	2.4
Apex Group Limited	(aa)(v)(w)	Diversified Financials	E+400	0.0%	7/27/28		€2.0	2.3	2.0
Arcfield Acquisition Corp	(i)(t)	Capital Goods	L+575	0.8%	3/10/28		$40.3	39.9	39.4
Arcfield Acquisition Corp	(x)	Capital Goods	L+575	0.8%	3/10/27		7.1	7.1	6.9
Arcos LLC/VA	(m)	Software & Services	L+575	1.0%	3/31/28		12.3	12.2	11.4
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	4/20/27		4.5	4.5	4.2
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Ardonagh Group Ltd	(v)(w)	Insurance	SA+700	0.8%	7/14/26		£0.8	$1.0	$0.9
Ardonagh Group Ltd	(v)(w)	Insurance	E+700	1.0%	7/14/26		€19.0	19.3	20.2
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.6	31.1	29.0
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.1
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	L+750	1.0%	9/1/26		$40.6	40.6	40.6
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	L+600	1.0%	12/3/27		34.7	34.1	33.7
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/25		2.5	2.4	2.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/27		2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(m)(t)	Consumer Services	L+575	0.8%	4/28/28		61.5	57.7	61.0
Barbri Inc	(k)(l)(v)	Consumer Services	L+575	0.8%	4/28/28		70.3	70.0	69.7
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/28/28		9.1	9.1	9.1
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25		21.9	21.8	19.4
Belk Inc	(aa)(ac)(v)(y)(z)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		71.0	42.5	8.8
BGB Group LLC	(f)(i)(k)(l)(m)(t)	Media & Entertainment	L+575	1.0%	8/16/27		111.1	110.3	108.4
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27		19.9	19.9	19.5
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26		75.0	74.4	70.3
Caldic BV	(aa)(v)(w)	Retailing	E+350	0.0%	2/4/29		€0.8	0.9	0.8
Caldic BV	(aa)(v)(w)	Retailing	SF+375	0.5%	2/26/29		$1.4	1.4	1.4
CFC Underwriting Ltd	(w)(x)	Insurance	SA+550, 0.0% PIK (2.8% Max PIK)	0.0%	5/16/29		£4.7	5.7	5.7
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24		$7.5	4.8	3.7
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26		294.0	284.6	287.9
Clarience Technologies LLC	(x)	Capital Goods	SF+625	1.0%	12/13/24		25.4	25.3	24.9
Community Brands Inc	(v)	Software & Services	SF+575	0.8%	2/24/28		32.7	32.1	31.6
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28		3.9	3.8	3.7
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28		1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24		15.0	14.4	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28		30.1	28.5	29.8
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28		4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27		186.8	181.5	186.8
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27		£27.2	35.9	32.8
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28		$11.8	11.8	11.8
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26		34.9	34.9	34.7
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28		135.4	131.7	132.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	$1.7	$1.7	$1.6
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28	€23.1	22.5	24.1
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28	2.4	2.3	2.2
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29	0.3	0.4	0.4
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	SF+425	0.5%	6/22/29	$1.4	1.4	1.4
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/20/28	65.1	63.9	61.7
Encora Digital Inc	(x)	Software & Services	L+550	0.8%	12/20/28	19.6	19.4	18.6
Envirotainer Ltd	(w)(x)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.6
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	$1.3	1.3	1.3
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	1.0	1.0	1.0
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	4.7	4.7	4.6
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	73.7	73.1	72.1
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	9.9	9.9	9.7
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	83.9	80.5	84.7
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(v)	Insurance	SF+625	0.8%	10/29/27	2.9	2.8	2.8
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+600	0.8%	10/29/28	79.9	78.8	78.1
Foundation Risk Partners Corp	(x)	Insurance	SF+625	0.8%	10/29/27	4.1	4.1	4.0
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	1.0%	6/24/23	7.5	7.5	7.5
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	88.0	88.0	85.3
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26	21.5	21.4	21.2
Galway Partners Holdings LLC	(k)(l)(m)(t)(v)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	111.1	109.4	109.7
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.8	11.8
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	1.3	1.3	1.3
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	L+625	1.0%	6/18/27	156.4	155.1	146.5
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/9/29	170.4	168.9	163.2
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	8.9
Gracent LLC	(v)	Health Care Equipment & Services	SF+550	1.0%	2/28/27	25.9	26.6	22.1
Gracent LLC	(v)(y)(z)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27	22.9	22.6	11.4
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26	194.8	185.0	188.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	SF+575	1.0%	12/3/26		$135.7	$129.8	$131.3
Heniff Transportation Systems LLC	(v)	Transportation	SF+625	1.0%	12/3/26		19.1	18.4	18.5
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/24		17.8	17.6	17.2
Hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27		99.0	94.8	99.8
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26		4.4	4.4	4.4
Higginbotham Insurance Agency Inc	(v)	Insurance	L+525	0.8%	11/25/26		7.0	6.6	7.0
Higginbotham Insurance Agency Inc	(x)	Insurance	L+550	0.8%	11/25/26		6.0	6.0	6.0
HKA	(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		4.4	4.3	4.2
HKA	(w)(x)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		0.2	0.2	0.2
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		35.6	35.6	35.6
HM Dunn Co Inc	(ad)(x)	Capital Goods	L+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		2.0	2.0	2.0
Individual FoodService	(m)(s)	Capital Goods	SF+625	1.0%	11/22/25		69.4	66.1	68.7
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/25		5.2	5.2	5.2
Individual FoodService	(m)(v)	Capital Goods	SF+625	1.0%	11/22/25		16.7	16.7	16.6
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/25		5.4	5.4	5.4
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/25		6.9	6.9	6.8
Individual FoodService	(x)	Capital Goods	SF+625	1.0%	11/22/24		4.8	4.7	4.7
Individual FoodService	(x)	Capital Goods	SF+625	1.0%	11/22/25		1.4	1.4	1.4
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€88.8	102.1	91.3
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$25.6	25.7	26.0
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	3.5	2.2	2.2
Insight Global LLC	(v)	Commercial & Professional Services	L+600	0.8%	9/22/27		$8.4	8.4	8.2
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28		203.3	201.5	197.0
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27		12.6	12.6	12.2
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/28		26.8	26.8	26.0
Integrity Marketing Group LLC	(v)	Insurance	L+602	0.8%	8/27/25		124.4	124.4	122.4
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25		103.0	101.0	101.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		8.9	8.7	8.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		22.2	22.2	22.0
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25		24.8	24.8	24.6
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25		5.2	5.2	5.2
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		19.2	19.2	19.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26	$181.8	$174.1	$181.3
Karman Space Inc	(m)(v)	Capital Goods	L+700	1.0%	12/21/25	51.1	48.9	49.7
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25	4.5	4.3	4.4
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25	37.1	36.6	36.1
Karman Space Inc	(x)	Capital Goods	L+700	1.0%	12/21/25	1.0	1.0	0.9
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+600	1.0%	11/7/26	268.9	259.5	244.6
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+600	1.0%	11/7/26	84.6	84.1	77.0
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+600	1.0%	11/7/26	15.4	15.3	14.0
Lakefield Veterinary Group	(f)(i)(v)	Health Care Equipment & Services	L+550	0.8%	11/23/28	108.3	107.6	103.8
Lakefield Veterinary Group	(x)	Health Care Equipment & Services	L+550	0.8%	11/23/28	35.2	35.2	33.7
Lakeview Farms Inc	(l)(m)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	31.2	29.6	30.2
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	4.5	4.5	4.3
Lakeview Farms Inc	(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	45.0	45.0	43.6
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.5
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	2.3	2.3	2.2
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29	133.1	130.2	131.1
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29	8.4	8.4	8.3
Lionbridge Technologies Inc	(f)(k)(m)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	122.7	119.0	123.4
Lipari Foods LLC	(f)(i)(v)	Food & Staples Retailing	SF+650	1.0%	10/31/28	96.0	94.6	94.9
Lipari Foods LLC	(x)	Food & Staples Retailing	SF+650	1.0%	10/31/28	27.3	27.3	27.0
Lloyd's Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+575, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	£5.7	7.4	6.7
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+575, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	9.3	12.6	12.3
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	$18.5	18.2	18.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.1
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/29	5.2	5.2	5.1
Matchesfashion Ltd	(v)(w)(y)(z)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	13.3	12.2	4.8
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	268.0	259.2	263.6
Medallia Inc	(v)	Software & Services	L+325, 3.3% PIK (3.3% Max PIK)	0.8%	10/29/28	207.8	205.8	203.0
Med-Metrix	(i)(t)(v)	Software & Services	L+600	1.0%	9/15/27	56.1	56.1	56.6
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	25.0	25.0	25.3
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Miami Beach Medical Group LLC	(m)(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/26	$164.4	$157.1	$139.8
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+750	1.3%	3/29/24	18.6	17.7	12.5
Monitronics International Inc	(v)	Commercial & Professional Services	L+600	1.5%	7/3/24	46.1	44.3	42.3
Monitronics International Inc	(x)	Commercial & Professional Services	L+600	1.5%	7/3/24	23.9	23.9	21.9
Motion Recruitment Partners LLC	(f)(i)(v)	Commercial & Professional Services	SF+650	1.0%	12/20/25	64.0	64.0	63.6
Motion Recruitment Partners LLC	(m)(t)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	59.4	55.8	59.0
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	12/22/25	59.6	59.6	59.2
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	75.9	69.9	21.2
NCI Inc	(ad)(v)	Software & Services	L+750 PIK (L+750 Max PIK)	1.0%	8/15/28	28.1	28.7	28.1
Net Documents	(v)	Software & Services	SF+625	1.0%	6/30/27	33.0	32.8	32.0
Net Documents	(x)	Software & Services	L+625	1.0%	6/30/27	3.0	2.9	2.9
New Era Technology Inc	(i)(l)(m)(t)	Software & Services	L+625	1.0%	10/31/26	51.1	49.4	50.2
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26	2.6	2.5	2.5
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	2.1	2.1	2.1
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	5.7	5.6	5.5
NPD Group Inc/The	(v)	Consumer Services	SF+575	0.8%	12/1/27	0.1	0.1	0.1
NPD Group Inc/The	(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28	19.2	19.2	19.2
NPD Group Inc/The	(x)	Consumer Services	SF+575	0.8%	12/1/27	0.9	0.9	0.9
Omnimax International Inc	(f)(i)(k)(l)(m)(v)	Capital Goods	SF+850	1.0%	10/8/26	183.6	176.6	175.0
One Call Care Management Inc	(aa)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	4.9	4.7	4.1
Oxford Global Resources LLC	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	94.5	93.7	94.1
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	3.5	3.5	3.5
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	8.3	8.3	8.3
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	4.1	4.1	4.1
Parts Town LLC	(t)(v)	Retailing	L+550	0.8%	11/1/28	37.1	36.8	35.9
Parts Town LLC	(v)	Retailing	L+550	0.8%	11/1/28	63.2	62.7	61.1
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28	65.1	64.5	62.9
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/21/26	4.3	4.3	4.1
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28	22.9	22.7	22.1
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	108.3	107.4	105.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	62.7	59.9	64.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	149.6	143.9	152.5
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24		$0.1	$0.1	$0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24		34.4	34.3	34.8
PSKW LLC (dba ConnectiveRx)	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26		291.8	282.8	291.8
Pure Fishing Inc	(aa)(v)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		33.7	33.2	22.6
Radwell International LLC/PA	(v)	Capital Goods	SF+653	0.8%	4/1/29		1.0	1.0	1.0
Radwell International LLC/PA	(i)(k)(l)(t)	Capital Goods	SF+675	0.8%	4/1/29		92.1	92.1	92.1
Radwell International LLC/PA	(x)	Capital Goods	SF+675	0.8%	4/1/28		6.9	6.9	6.9
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26		106.1	101.1	84.2
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26		33.5	32.9	33.5
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26		1.5	1.5	1.5
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26		1.7	1.7	1.7
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		1.4	1.3	1.3
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		28.5	28.0	27.4
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		3.9	3.9	3.7
RSC Insurance Brokerage Inc	(i)(k)(l)(m)(s)(v)	Insurance	SF+550	0.8%	10/30/26		240.0	234.3	236.0
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	10/30/26		7.7	7.6	7.6
Safe-Guard Products International LLC	(f)	Diversified Financials	L+500	0.5%	1/27/27		0.1	0.1	0.1
SAMBA Safety Inc	(m)	Software & Services	L+525	1.0%	9/1/27		6.1	6.0	6.0
SAMBA Safety Inc	(x)	Software & Services	L+525	1.0%	9/1/27		2.4	2.4	2.4
SavATree LLC	(v)	Consumer Services	L+525	0.8%	10/12/28		5.5	5.5	5.4
SavATree LLC	(x)	Consumer Services	L+525	0.8%	10/12/28		4.0	4.0	3.9
SavATree LLC	(x)	Consumer Services	L+525	0.8%	10/12/28		6.3	6.3	6.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25		57.2	8.9	0.3
SitusAMC Holdings Corp	(k)(l)(t)	Real Estate	L+550	0.8%	12/22/27		55.2	54.7	53.2
Solina France SASU	(m)(v)(w)	Food, Beverage & Tobacco	SF+650	0.0%	7/31/28		40.0	38.8	39.1
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	L+550	0.8%	3/17/26		33.6	31.9	32.2
Source Code LLC	(k)(l)(t)	Software & Services	SF+650	1.0%	6/30/27		52.8	51.9	51.3
Source Code LLC	(x)	Software & Services	SF+650	1.0%	6/30/27		15.3	15.0	14.8
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27		68.2	65.4	68.2
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		16.5	16.5	16.5
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	C$	30.5	23.9	22.9
Summit Interconnect Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		$136.5	135.4	128.7
Summit Interconnect Inc	(x)	Capital Goods	SF+600	1.0%	9/22/28		9.4	9.4	8.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	11/30/23		$2.0	$2.0	$2.0
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		6.1	5.8	0.5
Sungard Availability Services Capital Inc	(ac)(x)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	11/30/23		1.2	1.2	1.2
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		72.2	70.2	72.2
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.0	1.0	1.0
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		4.7	4.7	4.7
Tangoe LLC	(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		179.5	165.3	147.2
Tangoe LLC	(m)(s)(v)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		3.3	3.3	2.6
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	18.9	21.4
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(ad)(v)(w)(y)	Automobiles & Components					36.7	40.1	3.9
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		$9.7	8.3	8.6
ThreeSixty Group	(f)(m)(v)	Retailing	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		46.1	46.1	45.1
ThreeSixty Group	(m)(v)	Retailing	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		45.9	45.9	44.8
TIBCO Software Inc	(aa)(v)	Software & Services	SF+450	0.5%	3/30/29		39.9	36.4	35.7
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.4	44.5	42.7
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		7.3	7.3	6.9
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.7	14.4	13.8
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		$14.8	14.8	13.9
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.2	32.1
Transaction Services Group Ltd	(f)(v)(w)	Software & Services	L+550	0.0%	10/14/26		$126.2	122.9	123.5
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	L+375	0.5%	8/6/29		1.8	1.8	1.7
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	E+375	0.0%	8/6/29		€1.4	1.6	1.4
Version1 Software Ltd	(w)(x)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		2.4	2.4	2.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		$82.3	81.5	80.9
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		1.8	1.7	1.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		11.0	10.9	10.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		4.9	4.9	4.8
Warren Resources Inc	(ad)(v)	Energy	SF+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		18.6	17.8	18.6
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	SF+600	1.0%	10/4/27		31.1	31.0	30.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/4/27		3.3	3.3	3.2
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/29/27	$2.1	$2.1	$2.0
Woolpert Inc	(f)(k)(l)(m)(t)	Capital Goods	L+600	1.0%	4/5/28	91.0	85.1	88.6
Woolpert Inc	(v)	Capital Goods	L+600	1.0%	4/5/28	68.5	68.5	66.7
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28	3.7	3.7	3.6
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28	26.3	26.3	24.4
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28	20.0	19.8	18.5
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28	7.4	7.4	6.8
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28	15.5	15.5	14.4
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28	6.8	6.8	6.3
Zendesk Inc	(v)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	58.1	57.5	57.5
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	14.5	14.4	14.4
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	6.0	6.0	5.9
Total Senior Secured Loans—First Lien							10,515.6	10,186.5
Unfunded Loan Commitments							(908.1)	(908.1)
Net Senior Secured Loans—First Lien							9,607.5	9,278.4

Senior Secured Loans—Second Lien—17.0%
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+1,600 PIK (L+1,600 Max PIK)	1.0%	3/16/27	13.5	10.5	3.4
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26	23.6	21.8	23.0
Apex Group Limited	(v)(w)	Diversified Financials	L+675	0.5%	7/27/29	55.0	54.0	51.7
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	28.2	4.2	3.3
Caldic BV	(v)(w)	Retailing	SF+725	0.5%	2/25/30	40.0	39.0	38.2
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/25	13.5	12.8	13.5
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29	44.8	42.2	40.6
Ellucian Inc	(v)	Software & Services	L+800	1.0%	10/9/28	179.2	170.9	177.5
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25	16.3	15.6	12.3
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	35.8	28.2	—
OEConnection LLC	(f)(v)	Software & Services	SF+700	0.5%	9/25/27	76.1	75.7	73.6
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	166.2	174.7
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	130.4	124.8	128.8
Pure Fishing Inc	(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	100.0	95.3	56.1
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	297.3	307.7
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	15.1	13.5	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	$4.0	$3.6
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.1	2.8
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	9/23/27	€113.4	122.5	86.1
Total Senior Secured Loans—Second Lien							1,302.3	1,197.6
Unfunded Loan Commitments							(3.1)	(3.1)
Net Senior Secured Loans—Second Lien							1,299.2	1,194.5

Other Senior Secured Debt—1.6%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/29/23	$59.0	42.3	0.9
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.7	78.1
One Call Care Management Inc	(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	25.6	23.9	20.9
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	1.0	0.8	0.8
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	9.1
Total Other Senior Secured Debt							151.9	109.8

Subordinated Debt—3.8%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	1.0	1.0	0.9
ATX Networks Corp	(ab)(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	21.9	8.4	21.9
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	67.9	66.5	64.6
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29	23.8	23.2	22.6
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€135.2	26.9	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	152.6	99.4	—
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				$9.9	8.9	9.3
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				40.3	32.0	34.1
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+725	0.5%	1/31/30	62.9	61.1	58.2
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+900, 0.0% PIK (9.0% Max PIK)	0.5%	1/31/31	58.2	56.5	53.4
Total Subordinated Debt							383.9	265.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—27.1%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate				8,516,891	$14.0	$6.3
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$58.9	57.0	58.9
Abacus JV, Private Equity	(v)(w)	Insurance				49,223,047	48.2	53.3
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				3,869,291	4.5	3.4
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				140,212,883	141.1	162.1
Australis Maritime, Common Stock	(v)(w)	Transportation				48,936,056	47.6	49.3
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Real Estate				30,064,353	30.1	31.0
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials				405,023,756	44.6	42.6
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Diversified Financials	SF+393	0.0%	11/8/27	$11.3	11.3	11.3
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components				54,407	—	—
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$16.2	16.2	16.1
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$6.8	6.8	6.8
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26	5,000,000	5.0	5.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	119.3	125.3
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.0	12.0	12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$36.1	36.1	36.1
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	27.0
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	42,400,000	41.7	42.4
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$453.1	309.4	232.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$28.0	21.2	28.0
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$20.5	15.1	20.5
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$2.4	1.7	2.4
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				7,391,109	8.6	8.2
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				10,356,657	10.4	10.9
Global Lending Services LLC, Private Equity	(v)(w)(y)	Diversified Financials				9,963,808	10.0	10.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				4,471,509	4.4	5.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$10.2	10.2	10.2
Jet Edge International LLC, Term Loan	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$74.5	74.5	76.7
Jet Edge International LLC, Term Loan	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	0.7	0.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			99,400,000	$98.6	$99.5
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)(y)	Capital Goods				44,424,346	44.4	44.4
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$39.1	39.1	16.3
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				89,453,083	89.5	96.3
KKR Residential Opportunities I LLC, Private Equity	(v)(y)	Real Estate				17,510,867	17.5	17.6
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials				4,336,415	4.3	4.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	20.0
Luxembourg Life Fund - Absolute Return Fund II, Structured Mezzanine	(v)(w)	Insurance	SF+750	0.5%	2/10/27	$24.9	24.9	24.6
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate				84,291,667	84.3	79.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	19.3%		1/25/27	$8.3	2.5	3.5
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$71.1	71.1	66.4
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$33.5	33.0	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate				5,666,079	7.4	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$55.5	53.7	43.5
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Real Estate				220,778,388	236.4	261.2
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate	8.0%		7/25/30	$5.7	5.7	5.7
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate	18.0%		7/25/30	$3.4	2.3	2.4
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(v)(w)	Real Estate	7.3%		7/25/30	$10.5	10.5	10.3
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				23,500,000	23.5	23.8
Total Asset Based Finance							2,067.2	1,946.1
Unfunded Asset Based Finance Commitments							(43.6)	(43.6)
Net Asset Based Finance							2,023.6	1,902.5

Credit Opportunities Partners JV, LLC—20.4%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				1,637.3	1,571.7	1,428.3
Total Credit Opportunities Partners JV, LLC							1,571.7	1,428.3

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.1%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.5
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	3.7
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	49.9
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	2.2
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	11.8
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	14.0	13.4
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.5
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	3.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	30.5
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493	262.2	231.2
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	5.0
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	9.0
ATX Networks Corp, Common Stock	(ab)(ad)(s)(v)(w)(y)	Capital Goods				4,214	1.7	29.2
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	4.8
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	—	2.5
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	4.0
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.6	3.6
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	6.3
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.8	34.7
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Fox Head Inc, Common Stock	(j)(v)	Consumer Durables & Apparel				10,000,000	2.9	—
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.0
Galaxy Universal LLC, Common Stock	(n)(y)	Consumer Durables & Apparel				228,806	35.4	7.5
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				7,701,195	4.6	1.7
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Gracent LLC, NP-1 Common Stock	(n)(y)	Health Care Equipment & Services				1,000,000	4.2	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	5.2
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	16.9
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.0
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.4
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	6.3% PIK (12.5% Max PIK)		2/15/28	15,279	200.1	112.5
Lipari Foods LLC, Common Stock	(v)(y)	Food & Staples Retailing				7,936,123	8.0	8.0
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	4.9
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	84.6	160.9
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	2.9
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	—
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)	0.0%		65,200,765	61.1	61.1
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.4	—
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	20.2
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(v)(y)	Health Care Equipment & Services				34,872	2.1	1.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
One Call Care Management Inc, Preferred Stock A	(v)(y)	Health Care Equipment & Services				371,992	22.8	20.5
One Call Care Management Inc, Preferred Stock B	(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				646,309	0.6	0.6
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	10.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	105.7
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	1.1
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)	Energy				1,969,418	6.4	8.6
Sequel Youth & Family Services LLC, Class R Common Stock	(n)(y)	Health Care Equipment & Services				900,000	—	—
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.1	—
Sound United LLC, Common Stock	(v)(y)	Consumer Durables & Apparel				532,768	0.7	7.0
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.0
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		133,186,150	127.3	129.6
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				683,240,044	7.2	6.7
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	1.2
Versatile Processing Group Inc, Class A - 2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	29.2
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	1.6
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	0.4
Total Equity/Other							1,276.3	1,198.8
TOTAL INVESTMENTS—219.3%							$16,314.1	15,377.3
LIABILITIES IN EXCESS OF OTHER ASSETS—(119.3%)								(8,365.3)
NET ASSETS—100%								$7,012.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at December 31, 2022	Unrealized Appreciation (Depreciation)
AUD	2/14/2023	JP Morgan Chase Bank	A$	2.2	Sold	$1.6	$1.5	$0.1
AUD	10/21/2024	JP Morgan Chase Bank	A$	8.3	Sold	5.2	5.7	(0.5)
CAD	1/11/2023	JP Morgan Chase Bank	C$	1.5	Sold	1.2	1.1	0.1
CAD	1/11/2023	JP Morgan Chase Bank	C$	1.5	Bought	1.1	1.1	—
CAD	7/5/2023	JP Morgan Chase Bank	C$	1.9	Sold	1.5	1.4	0.1
CAD	7/5/2023	JP Morgan Chase Bank	C$	1.4	Sold	1.1	1.0	0.1
CAD	9/13/2024	JP Morgan Chase Bank	C$	2.1	Sold	1.6	1.6	—
CAD	11/15/2024	JP Morgan Chase Bank	C$	4.0	Sold	3.2	2.9	0.3
CAD	11/18/2024	JP Morgan Chase Bank	C$	1.5	Sold	1.1	1.1	—
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3	Sold	1.7	1.4	0.3
EUR	12/15/2023	JP Morgan Chase Bank	€	13.0	Sold	13.4	14.2	(0.8)
EUR	2/23/2024	JP Morgan Chase Bank	€	42.3	Sold	49.1	46.1	3.0
EUR	8/8/2025	JP Morgan Chase Bank	€	4.8	Sold	5.7	5.3	0.4
EUR	8/8/2025	JP Morgan Chase Bank	€	1.9	Sold	2.3	2.1	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9	Sold	2.9	2.3	0.6
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7	Sold	2.6	2.1	0.5
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4	Sold	4.8	4.1	0.7
GBP	1/11/2023	JP Morgan Chase Bank	£	5.0	Sold	6.6	6.0	0.6
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4	Sold	1.9	1.7	0.2
GBP	10/13/2023	JP Morgan Chase Bank	£	6.2	Sold	8.5	7.5	1.0
NOK	8/8/2025	JP Morgan Chase Bank	NOK	45.0	Sold	4.8	4.7	0.1
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0	Sold	60.1	49.3	10.8
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5	Sold	4.1	3.4	0.7
SEK	5/10/2024	JP Morgan Chase Bank	SEK	68.0	Sold	8.1	6.7	1.4
SEK	5/10/2024	JP Morgan Chase Bank	SEK	250.0	Sold	26.3	24.5	1.8
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3	Sold	13.3	11.8	1.5
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8	Sold	3.1	2.7	0.4
Total						$236.9	$213.3	$23.6
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 4.77%, the Euro Interbank Offered Rate, or EURIBOR, was 2.13%, Canadian Dollar Offer Rate, or CDOR was 4.94%, the Bank Bill Swap Bid Rate, or BBSY was 3.32%, the Reykjavik Interbank Offered Rate, or REIBOR, was 6.55%, the Stockholm Interbank Offered Rate, or STIBOR, was 2.70%, the Sterling Overnight Index Average, or SONIA, was 3.43%, the Secured Overnight Financing Rate, or SOFR, was 4.59%, and the U.S. Prime Lending Rate, or Prime, was 7.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
(c)Denominated in U.S. dollars unless otherwise noted.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

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
(m)Security or portion thereof was held within FSK CLO as of December 31, 2022.
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
(w)The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2022, 75.3% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or 2 in the Company's fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of unsettled as of December 31, 2022.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affordable Care Inc	59.9	16.2	(21.4)	—	(1.6)	53.1	4.1	—	0.2	—
athenahealth Inc	—	6.8	(6.1)	(0.7)	—	—	0.2	—	0.2	—
Belk Inc	49.2	4.7	(2.2)	(0.2)	(42.7)	8.8	3.7	2.7	—	—
Belk Inc	21.9	0.1	—	—	(2.6)	19.4	2.2	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Borden (New Dairy Opco)	9.0	—	(9.0)	0.6	(0.6)	—	0.1	—	0.3	—
Borden (New Dairy Opco)	42.0	0.1	(42.0)	1.7	(1.8)	—	0.9	—	1.3	—
Borden Dairy Co	—	—	—	(25.4)	25.4	—	—	—	—	—
Constellis Holdings LLC	15.0	0.4	—	—	(0.4)	15.0	1.8	—	—	—
Fairway Group Holdings Corp	0.7	—	—	(1.0)	0.3	—	—	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc	51.0	5.7	(51.7)	—	(5.0)	—	0.2	0.3	—	—
Petroplex Acidizing Inc	9.7	—	(16.7)	(5.3)	12.3	—	—	—	—	—
Sorenson Communications LLC(4)	60.1	—	(56.9)	—	(3.2)	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	6.0	0.1	—	—	(5.6)	0.5	—	—	—	—
Sungard Availability Services Capital Inc(4)	—	4.5	(2.5)	—	—	2.0	0.3	0.2	0.3	—
ThermaSys Corp	3.5	—	—	—	5.1	8.6	—	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	6.7	—	—	—	(3.4)	3.3	—	—	—	—
Constellis Holdings LLC	12.0	0.3	—	—	1.2	13.5	2.0	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	8.3	—	(0.2)	—	(8.1)	—	—	—	—	—
Subordinated Debt
athenahealth Inc	—	5.5	(4.7)	(0.8)	—	—	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	90.4	7.9	(98.1)	4.6	(4.8)	—	0.3	7.5	—	—
Home Partners JV, Private Equity	9.4	—	(11.8)	6.4	(4.0)	—	—	—	—	0.7
Home Partners JV, Common Stock	80.6	—	(101.0)	53.4	(33.0)	—	—	—	—	4.3
Home Partners JV 2, Structured Mezzanine	3.5	6.7	—	0.1	(0.1)	10.2	—	0.7	—	—
Home Partners JV 2, Private Equity	0.1	0.1	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	1.6	2.9	—	—	0.5	5.0	—	—	—	—
Jet Edge International LLC, Preferred Stock	16.8	—	(30.1)	9.2	4.1	—	0.7	—	—	—
Jet Edge International LLC, Warrant	4.5	—	(13.5)	13.5	(4.5)	—	—	—	—	1.5
Jet Edge International LLC, Term Loan	75.6	—	(75.9)	—	0.3	—	11.6	2.3	3.3	—
Orchard Marine Limited, Class B Common Stock	—	—	—	(3.1)	3.1	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	64.6	0.1	(66.0)	3.9	(2.6)	—	—	—	—	—
Equity/Other
Affordable Care Inc, Common Stock	52.1	—	—	—	(2.2)	49.9	—	5.5	—	—
athenahealth Inc, Preferred Stock	—	311.3	(47.5)	(1.6)	(31.0)	231.2	—	29.0	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Borden (New Dairy Opco), Common Stock	7.7	—	—	—	(2.9)	4.8	—	—	—	—
Constellis Holdings LLC, Private Equity	0.2	—	—	—	6.1	6.3	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.4	—	—	—	(0.4)	1.0	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	(0.1)	(0.5)	0.6	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	0.1	—	—	(0.6)	0.5	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	0.4	—	(0.4)	0.2	(0.2)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	11.9	—	(11.9)	11.9	(11.9)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	6.2	—	(6.2)	6.2	(6.2)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	—	—	(4.9)	4.9	—	—	—	—	—
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	0.1	0.1	—	—	0.9	1.1	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.3	—	—	—	0.2	9.5	—	—	—	—
Sorenson Communications LLC, Common Stock(4)	67.5	—	(65.4)	22.9	(25.0)	—	—	—	—	—
Sungard Availbaility Services Capital Inc, Common Stock(4)	—	—	—	(6.9)	6.9	—	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Total	$859.0	$373.5	$(741.3)	$83.6	$(131.4)	$443.4	$28.2	$48.2	$5.6	$6.5
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
(3)Interest, PIK, fee and dividend and other income presented for the full year ended December 31, 2022.
(4)The Company held this investment as of December 31, 2021 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2021. Transfers in or out have been presented at amortized cost.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2022, the Company disposed of investments in one portfolio of which it was deemed to be an "affiliated person" and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2022:
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Amtek Global Technology Pte Ltd	$34.8	$—	$(24.3)	$(4.3)	$(2.3)	$3.9	$—	$—	$—	$—
ATX Networks Corp	46.8	0.4	(6.6)	—	—	40.6	3.2	1.0	—	—
HM Dunn Co Inc	33.6	2.0	—	—	—	35.6	0.8	2.1	—	—
HM Dunn Co Inc	2.0	—	(2.0)	—	—	—	—	—	—	—
NCI Inc	—	79.1	(21.9)	(28.5)	(0.6)	28.1	6.5	0.4	—	—
One Call Care Management Inc(5)	5.0	—	(4.7)	—	(0.3)	—	—	—	—	—
Production Resource Group LLC	133.3	19.3	(0.3)	—	0.2	152.5	12.9	8.0	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	64.4	3.7	(0.6)	—	0.6	68.1	6.4	2.0	—	—
Production Resource Group LLC	20.2	11.1	(0.3)	—	0.3	31.3	—	0.9	—	—
Warren Resources Inc	18.7	0.6	(0.2)	—	(0.5)	18.6	2.5	0.2	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	—	—	—	(39.1)	39.1	—	—	—	—	—
Other Senior Secured Debt
JW Aluminum Co	81.0	0.2	—	—	(3.1)	78.1	8.0	—	—	—
One Call Care Management Inc(5)	23.5	—	(21.6)	—	(1.9)	—	—	—	—	—
Subordinated Debt
ATX Networks Corp	7.1	3.6	—	—	11.2	21.9	1.6	1.5	—	—
Hilding Anders	46.6	—	—	—	(46.6)	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	0.3	—	—	—
Hilding Anders	—	—	—	—	—	—	0.1	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	57.2	1.9	—	—	(0.2)	58.9	4.7	1.7	—	—
801 5th Ave, Seattle, Private Equity	23.1	—	(0.1)	—	(16.7)	6.3	—	—	—	—
Avenue One PropCo, Private Equity	—	46.3	(16.2)	—	0.9	31.0	—	—	—	—
Avida Holding AB, Common Stock	52.3	—	—	—	(9.7)	42.6	—	—	—	—
Kilter Finance, Preferred Stock	36.1	87.3	(24.0)	0.7	(0.6)	99.5	7.4	1.9	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	—	44.4	—	—		44.4	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	1.4	2.9	—	—	—	4.3	—	—	—	1.3
My Community Homes SFR PropCo 2, Private Equity	33.0	157.0	(105.7)	—	(5.3)	79.0	—	—	—	—
Prime St LLC, Private Equity	9.1	—	(0.3)	—	(8.8)	—	—	—	—	—
Prime St LLC, Structured Mezzanine	52.4	3.3	—	—	(12.2)	43.5	3.2	3.1	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Toorak Capital Funding LLC, Membership Interest	1.7	—	(1.7)	(0.2)	0.2	—	—	—	—	0.3
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	199.3	78.3	—	—	(16.4)	261.2	—	—	—	18.8
Roemanu LLC (FKA Toorak Capital Partners LLC), Structured Mezzanine	22.0	32.0	(54.0)	—	—	—	—	0.6	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.2	175.0	—	—	(142.9)	1,428.3	—	—	—	208.3
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	1.7	—	—	27.5	29.2	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	5.0	—	—	—	5.0	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	4.0	—	—	5.0	9.0	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	7.1	—	—	—	9.8	16.9	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	2.4	2.4	—	—	—	—
JW Aluminum Co, Preferred Stock	122.6	22.2	—	—	(32.3)	112.5	0.6	19.7	—	—
NCI Inc, Class A-1 Common Stock(4)	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock(4)	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock(4)	—	20.2	—	—	—	20.2	—	—	—	—
NCI Inc, Class I-1 Common Stock(4)	—	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock(5)	2.4	—	(2.1)	—	(0.3)	—	—	—	—	—
One Call Care Management Inc, Preferred Stock A(5)	26.1	—	(22.8)	—	(3.3)	—	—	—	—	—
One Call Care Management Inc, Preferred Stock B(5)	9.2	—	(8.0)	—	(1.2)	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	17.4	—	—	—	88.3	105.7	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Common Stock	77.5	—	(17.3)	—	(60.2)	—	—	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Warren Resources Inc, Common Stock	20.4	—	—	—	8.8	29.2	—	—	—	—
Total	$2,684.1	$801.5	$(334.7)	$(71.4)	$(171.1)	$2,908.4	$58.2	$43.1	$—	$228.7
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
(3)Interest, PIK, fee and dividend and other income presented for the full year ended December 31, 2022.
(4)The Company held this investment as of December 31, 2021 but it was not deemed to be an “control” of the portfolio company as of December 31, 2021. Transfers in or out have been presented at amortized cost.
(5)The Company held this investment as of December 31, 2022 but it was not deemed to be an “control” of the portfolio company as of December 31, 2022. Transfers in or out have been presented at amortized cost.

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—126.3%
3Pillar Global Inc	(i)(k)(l)	Software & Services	L+600	0.8%	11/23/27		$96.3	$95.3	$95.3
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/26		9.2	9.2	9.1
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/27		30.6	30.6	30.2
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Diversified Financials	9.0%		11/18/23		111.1	81.3	78.3
Accuride Corp	(aa)(l)	Capital Goods	L+525	1.0%	11/17/23		9.0	8.1	8.7
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	L+625	1.0%	5/7/27		44.8	42.9	45.0
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/26		3.6	3.6	3.6
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+625	1.0%	5/7/27		4.2	4.2	4.2
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	629.4	67.9	68.9
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.0	10.3
Advania Sverige AB	(w)(x)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	304.1	37.5	37.2
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$60.4	59.9	60.1
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		12.8	12.8	12.8
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		43.1	43.1	42.9
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/27		1.1	0.9	1.1
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/28		69.2	68.2	68.2
Alacrity Solutions Group LLC	(x)	Insurance	L+525	0.8%	12/22/27		9.7	9.7	9.5
Alera Group Intermediate Holdings Inc	(v)	Insurance	L+550	0.8%	10/2/28		21.4	21.2	21.2
Alera Group Intermediate Holdings Inc	(x)	Insurance	L+550	0.8%	10/2/28		22.9	22.9	22.7
American Vision Partners	(i)(v)	Health Care Equipment & Services	L+575	0.8%	9/30/27		94.7	93.8	94.3
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/26		7.8	7.8	7.7
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/27		38.9	38.9	38.7
Amtek Global Technology Pte Ltd	(ad)(v)(w)(y)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24		€57.2	68.7	34.8
Arcos LLC/VA	(m)	Software & Services	L+575	1.0%	3/31/28		$12.5	12.3	12.4
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	4/20/27		4.5	4.5	4.5
Ardonagh Group Ltd	(v)(w)	Insurance	SA+675	0.8%	7/14/26		£0.8	1.0	1.1
Ardonagh Group Ltd	(v)(w)	Insurance	L+550	0.8%	7/14/26		$14.1	13.8	13.9
Ardonagh Group Ltd	(w)(x)	Insurance	L+550	1.0%	7/14/26		£16.7	22.8	22.1
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.6	30.4	30.9
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.3
Aspect Software Inc	(v)	Software & Services	8.0%% PIK (8.0%% Max PIK)		7/14/22		$0.3	0.2	0.3
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	L+750	1.0%	8/9/26		46.8	46.8	46.8
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	L+600	1.0%	12/3/27		35.1	34.4	34.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/25		2.5	2.4	2.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/27		2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(m)(t)(v)	Consumer Services	L+575	0.8%	4/28/28		92.4	88.1	92.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Barbri Inc	(k)(l)	Consumer Services	L+575	0.8%	4/30/28	$35.1	$34.8	$34.8
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/30/28	14.8	14.8	14.6
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25	21.9	21.7	21.9
Belk Inc	(aa)(ac)(v)	Retailing	5.0%%, 8.0% PIK (8.0% Max PIK)		7/31/25	66.7	40.2	49.2
BGB Group LLC	(f)(i)(k)(l)(m)(t)(v)	Media & Entertainment	L+575	1.0%	8/16/27	118.6	117.5	118.0
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27	19.9	19.9	19.8
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+700, 0.0% PIK (1.0% Max PIK)	1.0%	7/20/25	42.0	40.2	42.0
Borden (New Dairy Opco)	(ac)(v)	Food, Beverage & Tobacco	L+250	1.0%	7/20/25	9.0	8.4	9.0
Borden Dairy Co	(ac)(v)(y)(z)	Food, Beverage & Tobacco	L+825	1.0%	7/6/23	65.0	25.4	—
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26	75.0	74.3	69.3
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24	7.5	5.5	3.6
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	L+625	1.0%	12/14/26	268.0	257.2	270.7
Clarience Technologies LLC	(v)	Capital Goods	L+625	1.0%	12/31/26	18.1	17.6	18.4
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/31/26	10.8	10.8	11.1
Clarience Technologies LLC	(x)	Capital Goods	L+625	1.0%	12/13/24	25.4	25.2	25.4
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24	15.0	14.0	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28	30.1	28.3	30.1
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28	4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27	188.7	182.5	188.7
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27	£27.4	36.3	37.1
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28	$11.9	11.9	11.9
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26	34.9	34.9	34.6
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	90.3	86.1	90.4
Dental Care Alliance Inc	(v)	Health Care Equipment & Services	L+625	0.8%	3/12/27	8.7	8.7	8.7
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	L+625	0.8%	3/12/27	13.6	13.6	13.7
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Capital Goods	L+350	1.0%	6/28/24	1.9	1.9	1.9
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.5%	12/13/28	81.3	79.7	79.7
Encora Digital Inc	(x)	Software & Services	L+550	0.5%	12/13/28	19.6	19.4	19.2
Entertainment Benefits Group LLC	(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	0.4	0.4	0.4
Entertainment Benefits Group LLC	(f)(k)(l)(m)(v)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/25	64.0	59.1	61.7
Entertainment Benefits Group LLC	(x)	Media & Entertainment	L+575, 2.5% PIK (2.5% Max PIK)	1.0%	9/30/24	10.2	9.6	9.9
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	12.0% PIK (12.0% Max PIK)		11/27/23	11.7	1.0	0.7
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	10.0% PIK (10.0% Max PIK)		11/28/23	7.6	—	—
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	74.4	73.7	74.1
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	9.9	9.9	9.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Foundation Consumer Brands LLC	(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	$97.1	$93.0	$98.0
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+638	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(v)	Insurance	L+575	0.8%	10/29/28	74.3	73.2	73.3
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/27	7.0	6.9	6.9
Foundation Risk Partners Corp	(x)	Insurance	L+575	0.8%	10/29/28	6.2	6.2	6.1
Frontline Technologies Group LLC	(i)(m)(v)	Software & Services	L+525	1.0%	9/18/23	78.7	78.1	78.7
Frontline Technologies Group LLC	(s)(v)	Software & Services	L+525	1.0%	9/18/23	75.6	71.7	76.2
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	5.0%		2/4/22	0.9	0.9	0.9
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	L+575	1.0%	11/1/26	88.9	88.9	88.9
Galaxy Universal LLC	(x)	Consumer Durables & Apparel	5.0%		2/4/22	7.7	7.7	7.7
Galway Partners Holdings LLC	(k)(l)(t)(v)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	128.1	125.5	126.0
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.7	11.8
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	22.4	22.4	22.0
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	L+625	1.0%	6/18/27	169.1	167.5	166.5
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26	194.8	182.7	192.6
Heniff Transportation Systems LLC	(v)	Transportation	L+575	1.0%	12/3/24	5.9	5.6	5.6
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	L+575	1.0%	12/3/26	137.7	130.5	128.7
Heniff Transportation Systems LLC	(v)	Transportation	L+625	1.0%	12/3/26	19.4	18.6	18.5
Heniff Transportation Systems LLC	(x)	Transportation	L+575	1.0%	12/3/24	11.9	11.9	11.1
hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	L+625	1.0%	5/4/27	101.6	96.6	104.6
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26	25.3	24.6	25.8
Higginbotham Insurance Agency Inc	(v)	Insurance	L+525	0.8%	11/25/26	4.5	4.3	4.6
Higginbotham Insurance Agency Inc	(x)	Insurance	L+525	0.8%	11/25/26	32.6	32.6	33.3
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600	1.0%	6/30/26	33.6	33.6	33.6
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600	1.0%	6/30/26	2.0	2.0	2.0
Hudson Technologies Co	(v)(w)	Commercial & Professional Services	L+1,025	1.0%	10/10/23	79.9	72.3	82.1
Individual FoodService	(v)	Capital Goods	L+625	1.0%	11/22/24	0.2	0.2	0.2
Individual FoodService	(m)(s)(v)	Capital Goods	L+625	1.0%	11/22/25	90.8	86.5	91.7
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/24	4.5	4.5	4.5
Individual FoodService	(x)	Capital Goods	L+625	1.0%	11/22/25	5.6	5.6	5.7
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€88.8	101.3	103.9
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$29.9	30.0	32.5
Insight Global LLC	(v)	Commercial & Professional Services	L+600	0.8%	9/22/27	10.5	10.5	10.4
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28	230.0	227.8	227.2
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27	10.5	10.5	10.4
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	11/15/28	20.0	20.0	19.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Integrity Marketing Group LLC	(x)	Insurance	L+550	0.8%	8/27/25	$145.3	$145.3	$143.2
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25	165.4	159.8	167.1
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25	2.8	2.6	2.8
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	16.7	16.7	16.9
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25	11.3	11.3	11.3
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26	186.6	177.1	190.3
Karman Space Inc	(m)(v)	Capital Goods	L+675	1.0%	12/21/25	92.4	88.8	94.2
Karman Space Inc	(v)	Capital Goods	L+675	1.0%	12/21/25	4.4	4.2	4.4
Karman Space Inc	(x)	Capital Goods	L+675	1.0%	12/21/25	1.1	1.1	1.1
KBP Investments LLC	(v)	Food & Staples Retailing	L+500	0.8%	5/26/27	23.6	22.9	23.3
KBP Investments LLC	(x)	Food & Staples Retailing	L+500	0.8%	5/26/27	3.9	3.9	3.8
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+575	1.0%	11/7/26	341.7	329.6	342.8
Kellermeyer Bergensons Services LLC	(x)	Commercial & Professional Services	L+575	1.0%	11/7/26	31.0	31.0	31.1
Lakefield Veterinary Group	(f)(i)(v)	Consumer Services	L+550	0.8%	11/23/28	115.6	114.5	114.6
Lakefield Veterinary Group	(x)	Consumer Services	L+550	0.8%	11/23/28	56.3	56.3	55.7
Lakeview Farms Inc	(l)(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	77.0	75.1	76.5
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	3.4	3.4	3.4
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	3.4	3.4	3.4
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	L+600	1.0%	11/14/25	106.8	103.3	107.8
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	10.3	10.3	10.4
Lexitas Inc	(x)	Commercial & Professional Services	L+600	1.0%	11/14/25	5.4	5.4	5.4
Lionbridge Technologies Inc	(f)(k)(s)(t)	Consumer Services	L+700	1.0%	12/29/25	68.9	64.0	70.3
Lipari Foods LLC	(f)(m)(s)(v)	Food & Staples Retailing	L+575	1.0%	1/6/25	272.0	261.2	272.0
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28	£15.0	20.0	19.7
Matchesfashion Ltd	(v)(w)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	$12.9	12.4	8.2
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+600	1.0%	1/29/27	231.0	220.3	231.7
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	L+600	1.0%	1/29/27	56.7	56.7	56.9
Medallia Inc	(v)	Software & Services	L+675 PIK (L+675 Max PIK)	0.8%	10/29/28	147.9	146.5	146.5
Med-Metrix	(v)	Software & Services	L+600	1.0%	9/15/27	62.4	61.8	61.9
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	31.3	31.3	31.0
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	12/14/26	180.6	171.4	178.6
Micronics Filtration Holdings Inc	(ac)(v)	Capital Goods	7.5% PIK (7.5% Max PIK)		3/29/24	51.4	46.0	51.0
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+650	1.3%	3/29/24	18.8	17.2	17.7
Monitronics International Inc	(v)	Commercial & Professional Services	L+500	1.5%	7/3/24	47.3	44.8	45.1
Monitronics International Inc	(x)	Commercial & Professional Services	L+500	1.5%	7/3/24	22.7	22.7	21.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	L+650	1.0%	12/19/25	$4.8	$4.5	$4.7
Motion Recruitment Partners LLC	(f)(i)(m)(t)(v)	Commercial & Professional Services	L+650	1.0%	12/22/25	119.9	115.5	118.4
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	L+650	1.0%	12/19/25	59.6	59.6	58.9
NBG Home	(v)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	67.7	67.6	53.3
NCI Inc	(v)	Software & Services	L+750, 0.0% PIK (2.5% Max PIK)	1.0%	8/15/24	78.8	77.7	72.0
Net Documents	(v)	Software & Services	L+650	1.0%	6/30/27	24.6	24.4	24.3
Net Documents	(v)	Software & Services	L+675	1.0%	6/30/27	0.9	0.9	0.9
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	2.1	2.1	2.0
Net Documents	(x)	Software & Services	L+675	1.0%	6/30/27	7.4	7.3	7.3
New Era Technology Inc	(i)(l)(m)(t)(v)	Software & Services	L+625	1.0%	10/31/26	82.5	78.6	82.1
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26	1.6	1.5	1.6
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	13.8	13.8	13.7
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	3.1	3.1	3.1
Omnimax International Inc	(f)(i)(k)(l)(m)(v)	Capital Goods	L+725	1.0%	10/8/26	218.5	209.2	217.0
One Call Care Management Inc	(aa)(ad)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	5.0	4.7	5.0
Oxford Global Resources LLC	(f)(k)(l)(m)(t)	Commercial & Professional Services	L+600	1.0%	8/17/27	88.4	87.6	88.2
Oxford Global Resources LLC	(v)	Commercial & Professional Services	L+600	1.0%	8/17/27	4.0	4.0	4.0
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	1.0%	8/17/27	15.3	15.3	15.3
Oxford Global Resources LLC	(x)	Commercial & Professional Services	L+600	1.0%	8/17/27	3.7	3.7	3.7
P2 Energy Solutions Inc.	(v)	Software & Services	L+675	1.0%	1/31/25	4.6	4.3	4.2
P2 Energy Solutions Inc.	(f)(i)(k)(m)(s)(t)(v)	Software & Services	L+675	1.0%	2/2/26	249.1	232.7	232.0
P2 Energy Solutions Inc.	(x)	Software & Services	L+675	1.0%	1/31/25	10.6	10.6	9.9
Parata Systems	(f)(m)(v)	Health Care Equipment & Services	L+575	1.0%	6/30/27	73.9	73.4	74.1
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	22.0	22.0	22.1
Parata Systems	(x)	Health Care Equipment & Services	L+575	1.0%	6/30/27	5.5	5.5	5.5
Parts Town LLC	(v)	Retailing	L+550	0.8%	11/1/28	87.4	86.6	86.6
Parts Town LLC	(x)	Retailing	L+550	0.8%	11/1/28	63.9	63.9	63.3
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28	65.8	65.0	64.7
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/24/26	4.3	4.2	4.2
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28	22.9	22.6	22.5
Peraton Corp	(aa)(v)	Capital Goods	L+375	0.8%	2/1/28	9.0	8.7	9.0
Performance Health Holdings Inc	(f)(i)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	120.7	119.5	120.2
Petroplex Acidizing Inc	(ac)(v)(y)(z)	Energy	L+825, 1.8% PIK (1.8% Max PIK)	1.0%	6/30/23	27.0	22.0	9.7
Polyconcept North America Inc	(aa)(v)	Household & Personal Products	L+450 PIK (L+450 Max PIK)	1.0%	8/16/23	22.8	22.6	22.7
Premium Credit Ltd	(v)(w)	Diversified Financials	L+650	0.0%	1/16/26	€55.9	72.6	75.7
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	$64.4	60.2	64.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	133.3	124.9	133.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24		$20.2	$20.1	$20.2
Production Resource Group LLC	(ad)(x)	Media & Entertainment	L+750, 0.0% PIK (3.1% Max PIK)	1.0%	8/21/24		10.1	10.1	10.1
Propulsion Acquisition LLC	(f)(l)(s)(t)(v)	Capital Goods	L+700	1.0%	7/13/24		60.5	56.8	61.1
PSKW LLC	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26		294.7	283.5	294.7
Qdoba Restaurant Corp	(aa)(m)(v)	Consumer Services	L+700	1.0%	3/21/25		10.9	10.8	10.8
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26		126.8	120.7	124.1
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26		23.0	22.4	23.3
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26		3.3	3.3	3.4
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26		3.2	3.2	3.2
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26		7.4	7.4	7.5
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		2.8	2.6	2.7
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		28.8	28.1	28.2
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27		2.5	2.5	2.5
RSC Insurance Brokerage Inc	(f)(i)(k)(l)(m)(s)(v)	Insurance	L+550	0.8%	10/30/26		277.8	268.1	280.6
RSC Insurance Brokerage Inc	(v)	Insurance	L+550	0.8%	10/30/26		4.1	4.0	4.1
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26		16.1	16.1	16.3
RSC Insurance Brokerage Inc	(x)	Insurance	L+550	0.8%	10/30/26		3.6	3.6	3.6
Safe-Guard Products International LLC	(f)(m)(t)	Diversified Financials	L+500	0.5%	1/27/27		45.1	42.5	45.1
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27		2.4	2.4	2.4
SAMBA Safety Inc	(x)	Software & Services	L+575	1.0%	9/1/27		6.1	6.1	6.0
SavATree LLC	(v)	Consumer Services	L+550	0.8%	10/12/28		1.9	1.8	1.9
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28		7.6	7.6	7.6
SavATree LLC	(x)	Consumer Services	L+550	0.8%	10/12/28		6.3	6.3	6.3
Sequa Corp	(aa)(m)(v)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23		16.0	15.4	16.2
Sequa Corp	(v)	Capital Goods	L+900, 0.0% PIK (9.5% Max PIK)	1.0%	7/31/25		16.4	16.0	17.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	L+800	1.0%	9/1/23		170.0	106.4	51.6
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	L+700	1.0%	9/1/23		29.2	19.3	8.9
Sequel Youth & Family Services LLC	(v)	Health Care Equipment & Services	L+700	1.0%	9/1/23		36.0	36.0	36.0
Sequel Youth & Family Services LLC	(x)	Health Care Equipment & Services	L+700	1.0%	9/1/23		6.0	6.0	6.0
SitusAMC Holdings Corp	(k)(l)(v)	Real Estate	L+575	0.8%	12/22/27		95.4	94.5	94.4
Sorenson Communications LLC	(aa)(ac)(f)(k)(t)(v)	Telecommunication Services	L+550	0.8%	3/17/26		59.9	56.9	60.1
Source Code LLC	(k)(l)(t)	Software & Services	L+650	1.0%	6/30/27		53.3	52.3	52.2
Source Code LLC	(x)	Software & Services	L+650	1.0%	6/30/27		15.3	15.0	15.0
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27		60.7	57.3	61.3
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	C$	35.8	28.0	29.1
Summit Interconnect Inc	(f)(k)(l)(t)(v)	Capital Goods	L+600	1.0%	9/22/28		$107.9	106.8	106.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Summit Interconnect Inc	(x)	Capital Goods	L+600	1.0%	9/22/28		$48.7	$48.7	$48.2
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		5.8	5.7	6.0
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		55.8	53.3	56.3
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.8	1.8	1.8
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		17.2	17.2	17.3
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.9	3.9	3.9
Tangoe LLC	(f)(i)(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		190.2	171.5	147.2
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		8.5	8.3	3.5
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.5	48.4	47.7
ThreeSixty Group	(m)(v)	Retailing	L+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/23		48.3	48.1	47.4
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.8	44.8	44.8
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		5.3	5.3	5.3
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		13.7	13.7	13.6
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		4.5	4.5	4.5
Time Manufacturing Co	(x)	Capital Goods	E+650	0.8%	12/1/27		€15.0	17.0	17.2
Transaction Services Group Ltd	(v)(w)	Software & Services	B+650	0.0%	10/15/26	A$	80.3	55.7	57.0
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26		$126.2	122.2	123.1
Transaction Services Group Ltd	(v)(w)	Software & Services	L+650	0.0%	10/15/26		£13.9	17.7	18.3
Warren Resources Inc	(ad)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		$18.7	17.4	18.7
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	L+625	1.0%	10/4/27		15.1	15.0	15.1
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	L+625	1.0%	10/4/27		0.7	0.7	0.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/4/27		13.2	13.2	13.2
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	L+625	1.0%	10/4/27		1.0	1.0	1.0
Woolpert Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	L+600	1.0%	4/5/28		139.2	132.5	141.2
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28		25.6	25.6	25.9
Total Senior Secured Loans—First Lien								11,165.5	11,236.1
Unfunded Loan Commitments								(1,470.4)	(1,470.4)
Net Senior Secured Loans—First Lien								9,695.1	9,765.7

Senior Secured Loans—Second Lien—20.1%
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+600	1.0%	3/16/27		11.3	10.5	6.4
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26		44.9	40.8	44.3
Amtek Global Technology Pte Ltd	(ad)(v)(w)(y)(z)	Automobiles & Components	E+500 PIK (E+500 Max PIK)	0.0%	4/4/24		€34.7	39.1	—
Apex Group Limited	(v)(w)	Diversified Financials	L+675	0.5%	7/27/29		$8.0	7.9	8.0
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25		25.5	4.2	6.7
Byrider Finance LLC	(u)(v)	Automobiles & Components	L+1,000, 0.5% PIK (0.5% Max PIK)	1.3%	6/7/22		54.3	52.8	54.4
Constellis Holdings LLC	(ac)(f)(v)	Capital Goods	L+1,100, 0.0% PIK (10.0% Max PIK)	1.0%	3/27/25		13.5	12.5	12.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29	$54.8	$51.8	$55.6
Datatel Inc	(v)	Software & Services	L+800	1.0%	10/9/28	179.2	170.1	184.6
Fairway Group Holdings Corp	(ac)(v)(y)(z)	Food & Staples Retailing	11.0% PIK (11.0% Max PIK)		2/24/24	6.9	—	—
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	L+500	1.0%	11/1/26	36.2	35.8	35.8
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25	21.8	20.5	21.8
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	31.4	28.2	8.5
OEConnection LLC	(f)(v)	Software & Services	L+825	0.0%	9/25/27	27.0	26.6	26.5
OEConnection LLC	(v)	Software & Services	L+700	0.5%	9/25/27	49.0	49.0	48.1
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	165.3	178.5
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	156.4	149.9	158.7
Petrochoice Holdings Inc	(v)	Capital Goods	L+875	1.0%	8/21/23	65.0	64.4	57.6
Polyconcept North America Inc	(v)	Household & Personal Products	11.0%% PIK (11.0%% Max PIK)		2/16/24	10.0	9.9	10.0
Pure Fishing Inc	(f)(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	177.0	170.6	168.1
Sequa Corp	(aa)(m)(v)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	5.9	5.7	5.9
SIRVA Worldwide Inc	(aa)(v)	Commercial & Professional Services	L+950	0.0%	8/3/26	6.5	5.4	5.7
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	295.8	317.6
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	14.6	13.7	8.3
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	SA+800	0.0%	10/1/29	£9.3	12.3	12.2
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€6.2	7.2	6.8
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€112.8	120.9	120.9
Total Senior Secured Loans—Second Lien							1,571.6	1,563.7
Unfunded Loan Commitments							(7.2)	(7.2)
Net Senior Secured Loans—Second Lien							1,564.4	1,556.5

Other Senior Secured Debt—1.6%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/30/22	$53.4	42.3	5.2
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.5	81
One Call Care Management Inc	(ad)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	23.5	21.6	23.5
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	10
Total Other Senior Secured Debt							148.6	119.7

Subordinated Debt—1.4%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	12.8% PIK (12.8% Max PIK)		1/15/27	0.9	0.9	1.0
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods	10.0% PIK (10.0% Max PIK)		8/9/28	18.3	4.8	7.1
ClubCorp Club Operations Inc	(aa)(v)	Consumer Services	8.5%		9/15/25	37.3	35.4	35.7
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29	21.6	20.9	20.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€24.8	$26.9	$—
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				$110.5	—	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	134.4	99.4	46.6
Total Subordinated Debt							188.3	111.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—29.1%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate				8,554,983	$14.1	$23.1
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$57.2	55.1	57.2
Abacus JV, Private Equity	(v)(w)	Insurance				44,833,382	43.8	48.1
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				5,397,365	6.3	4.7
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				94,679,609	95.6	114.3
Australis Maritime, Common Stock	(v)(w)	Transportation				46,781,830	45.1	46.7
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials				405,023,756	44.6	52.3
Bank of Ireland, Class B Credit Linked Floating Rate Note	(g)(w)	Banks	L+1,185		12/4/27	$14.7	14.7	14.7
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$23.0	23.0	23.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	118.0	125.6
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$40.3	40.3	40.5
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	28.1
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$42.7	41.9	42.7
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$414.0	304.8	302.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$53.6	36.9	53.6
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$39.2	26.9	39.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$4.6	3.1	4.6
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				12,222,437	14.2	15.5
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				22,352,639	24.2	28.5
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				1,585,353	1.5	1.6
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				59,815	0.1	0.1
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$3.5	3.4	3.5
Home Partners JV 2, Structured Mezzanine	(ac)(w)(x)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$13.6	13.6	13.6
Home Partners JV, Common Stock	(ac)(v)(w)(y)	Real Estate				32,659,547	47.6	80.6
Home Partners JV, Private Equity	(ac)(v)(w)(y)	Real Estate				4,127,355	5.4	9.4
Home Partners JV, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$90.4	85.6	90.4
Jet Edge International LLC, Preferred Stock	(ac)(p)	Transportation	8.0%, 0.0% PIK (8.0% Max PIK)			20,878,236	20.9	16.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Jet Edge International LLC, Term Loan	(ac)(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$76.6	75.9	76.1
Jet Edge International LLC, Term Loan	(ac)(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$75.0	75.0	74.5
Jet Edge International LLC, Warrant	(ac)(h)(y)	Transportation				3,963	—	4.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	6.0%, 6.0% PIK (6.0% Max PIK)			36,108,611	34.6	36.1
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$39.1	39.1	25.8
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				114,193,861	112.6	131.5
KKR Chord IP Aggregator LP, Structured Mezzanine	(v)(w)	Media & Entertainment	9.0%		10/14/23	$167.3	164.9	167.3
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials				1,387,913	1.4	1.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	19.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	€7.8	9.2	8.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	$12.1	12.1	12.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	€5.9	6.9	6.7
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	£1.6	2.2	2.1
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	7.8%		9/22/24	£2.1	2.9	2.9
Lenovo Group Ltd, Structured Mezzanine	(v)(w)	Technology Hardware & Equipment	11.8%		9/22/24	$9.1	9.1	9.1
My Community Homes SFR PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate				33,000,000	33.0	33.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	19.5%		1/25/27	$8.3	2.5	4.2
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$71.1	71.1	71.1
Opendoor Labs Inc, Structured Mezzanine	(w)(x)	Real Estate	10.0%		4/1/26	$88.9	88.9	88.9
Orchard Marine Limited, Class B Common Stock	(ac)(v)(w)(y)	Transportation				1,964	3.1	—
Orchard Marine Limited, Series A Preferred Stock	(ac)(v)(w)(y)	Transportation				62,976	62.0	64.6
Pretium Partners LLC P1, Structured Mezzanine	(v)(w)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$6.7	6.2	6.8
Pretium Partners LLC P2, Private Equity	(v)(w)(y)	Real Estate				16,772,368	16.4	16.4
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$33.5	32.9	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate				5,983,135	7.7	9.1
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$52.4	50.4	52.4
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				23,500,000	23.5	24.3
Toorak Capital Funding LLC, Membership Interest	(ad)(v)(w)(y)	Real Estate				1,723,140	1.9	1.7
Toorak Capital Partners LLC, Private Equity	(ad)(v)	Real Estate				158,139,270	158.1	199.3
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(v)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$22.0	22	22
Toorak Capital Partners LLC, Structured Mezzanine	(ad)(x)	Real Estate	L+650 PIK (L+650 Max PIK)		5/11/22	$8.0	8	8
Total Asset Based Finance							2,380.9	2,493.9
Unfunded Asset Based Finance Commitments							(248.9)	(248.9)
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Net Asset Based Finance							2,132.0	2,245.0

Credit Opportunities Partners JV, LLC—18.1%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				$1,462.3	$1,396.7	$1,396.2
Total Credit Opportunities Partners JV, LLC							1,396.7	1,396.2

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—11.7%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.3
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	1.7
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8%. Max PIK)			49,073,000	48.1	52.1
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,450,230	2.5	2.4
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	14.0	15.5
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				16,450	—	2.8
Ardonagh Ltd, Ordinary Shares	(v)(w)(y)	Insurance				116,814	0.2	0.5
Ardonagh Ltd, Preferred Stock	(v)(w)(y)	Insurance				6,113,719	9.1	22.0
Arena Energy LP, Warrants	(v)(y)	Energy				68,186,525	0.4	0.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	19.8
Aspect Software Inc, Common Stock	(l)(s)(v)(y)	Software & Services				1,309,955	2.3	2.7
Aspect Software Inc, Warrant	(l)(s)(v)(y)	Software & Services			1/15/24	181,730	0.3	0.3
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				3,483	—	—
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	7.7
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	—	5.2
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	$7.5	$4.2
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	0.0
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	0.2
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.6	42.3
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fairway Group Holdings Corp, Common Stock	(ac)(v)(y)	Food & Staples Retailing				103,091	—	—
Fox Head Inc, Common Stock	(j)(v)(y)	Consumer Durables & Apparel				10,000,000	8.0	10.9
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.4
Galaxy Universal LLC, Common Stock	(v)(y)	Consumer Durables & Apparel				228,806	35.5	35.5
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				27,256,114	16.4	16.4
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	0.0	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Harvey Industries Inc, Common Stock	(v)	Capital Goods				5,000,000	2.2	3.3
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	7.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	0.0	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.5
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	—
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	12.5% PIK (12.5% Max PIK)		2/15/28	15,279	177.9	122.6
Maverick Natural Resources LLC, Common Stock	(n)(o)(y)	Energy				259,211	84.5	143.6
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	1.6
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	3.9
Micronics Filtration Holdings Inc, Common Stock	(ac)(v)(y)	Capital Goods				53,073	0.6	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	(ac)(v)(y)	Capital Goods				55	0.6	0.1
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2021
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Micronics Filtration Holdings Inc, Preferred Stock, Series B	(ac)(v)(y)	Capital Goods				23	$0.2	$0.4
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	(ac)(v)(y)	Capital Goods				112,780	—	11.9
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	(ac)(v)(y)	Capital Goods				54,000	—	6.2
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			79,782,377	73.5	78.9
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.6	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.5	—
One Call Care Management Inc, Common Stock	(ad)(v)(y)	Health Care Equipment & Services				34,872	2.1	2.4
One Call Care Management Inc, Preferred Stock A	(ad)(v)(y)	Health Care Equipment & Services				371,992	22.8	26.1
One Call Care Management Inc, Preferred Stock B	(ad)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	9.2
Petroplex Acidizing Inc, Preferred Stock A	(ac)(v)(y)	Energy				25,138,631	4.9	—
Petroplex Acidizing Inc, Warrant	(ac)(v)(y)	Energy			12/15/26	8	—	—
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products				30,000	3.0	4.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	17.4
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.4	0.1
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.3
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)(y)	Energy				1,969,418	9.1	9.9
Sorenson Communications LLC, Common Stock	(ac)(j)(u)(v)(y)	Telecommunication Services				89,959	42.5	67.5
Sound United LLC, Common Stock	(ad)(v)	Consumer Durables & Apparel				12,857,143	17.3	77.5
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Sungard Availability Services Capital Inc, Common Stock	(ac)(s)(u)(v)(y)	Software & Services				262,516	6.9	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.1
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
Versatile Processing Group Inc, Class A - 2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	20.4
Zeta Interactive Holdings Corp, Common Stock	(aa)(v)(y)	Software & Services				3,610,212	30.8	30.4
Total Equity/Other							931.6	907.1
TOTAL INVESTMENTS—208.3%							$16,056.7	$16,101.5
LIABILITIES IN EXCESS OF OTHER ASSETS—(108.3%)								$(8,371.5)
NET ASSETS—100%								$7,730.0

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
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2020, the three-month London Interbank Offered Rate, or LIBOR or "L", was 0.21%, the Euro Interbank Offered Rate, or EURIBOR, was (0.57)%, Canadian Dollar Offer Rate, or CDOR, was 0.48%, the Bank Bill Swap Bid Rate, or BBSY was 0.12%, the Reykjavik Interbank Offered Rate, or REIBOR, was 2.65%, the Stockholm Interbank Offered Rate, or STIBOR, was (0.05)%, the Sterling Overnight Index Average, or SONIA, was 0.19%, the Secured Overnight Financing Rate, or SOFR, was 0.05%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
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
(ab)Not used.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of December 31, 2021:

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

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2021, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2021, the Company disposed of investments in one portfolio of which it was deemed to be an "affiliated person" and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of December 31, 2021:

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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2022, the Company had various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2022. All intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Valuation of Portfolio Investments: The Company's board of directors is responsible for overseeing the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Advisor's valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Company's board of directors has designated the Advisor as it's valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor's valuation policy.
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
The Advisor determines the fair value of the Company's investment portfolio each quarter. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Advisor. In connection with that determination, the Advisor will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:
•the Company’s quarterly fair valuation process begins by the Advisor facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
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
•the valuation committee meets with the Advisor to receive the relevant quarterly reporting from the Advisor and to discuss any questions from the valuation committee in connection with the valuation committee's role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Advisor) provides the Company's board of directors with a report regarding the quarterly valuation process.
In circumstances where the Advisor deems appropriate, the Advisor’s internal valuation team values certain investments. When performing the internal valuations, the Advisor utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations are approved by an internal valuation committee of the Advisor, as well as the valuation committee of the Board, as described above.
Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Advisor may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, the Advisor is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by the Advisor or provided by any independent third-party valuation or pricing service that the Advisor deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor and any independent third-party valuation services may consider when determining the fair value of the Company’s investments.

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
The Company’s equity interests in portfolio companies for which there is no liquid public market are valued at fair value.Generally, the value of the Company’s equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
receives such amounts.
For the years ended December 31, 2022, 2021 and 2020, the Company recognized $38, $55 and $16, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statement of operations.
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
Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $19, $12 and $10 in estimated excise taxes payable in respect of income received during the years ended December 31, 2022, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021, and 2020, the Company paid $15, $9 and $7, respectively, in excise and other taxes.
The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2022, 2021 and 2020, the Company did not incur any interest or penalties.
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
Reclassifications: Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2021 and 2020 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2022.
Recent Accounting Pronouncements: In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of adopting ASU 2020-04 on its consolidated financial statements.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020
	Shares	Amount	Shares	Amount	Shares(1)	Amount
Reinvestment of Distributions	—	$—	—	$—	—	$—
Share Repurchase Program	(2,811,341)	(56)	(586,902)	(12)	(2,823,750)	(47)
Fractional Share Repurchase	—	—	—	—	(2,051)	—
Issuance of Common Stock(2)	—	—	161,374,028	3,642	—	—
Net Proceeds from Share Transactions	(2,811,341)	$(56)	160,787,126	$3,630	(2,825,801)	$(47)
____________
(1)The number of shares repurchased has been adjusted to reflect the Reverse Stock Split as discussed below.
(2)Issuance of common stock for the 2021 Merger. Shares were issued at fair value of FSK common stock at the merger date.
During the year ended December 31, 2022, the administrator for the Company's distribution reinvestment plan, or DRP, purchased 2,564,024 shares of common stock in the open market at an average price per share of $20.68 (totaling $53) pursuant to the DRP, and distributed such shares to participants in the DRP. During the year ended December 31, 2021, the administrator for the DRP purchased 1,321,614 shares of common stock in the open market at an average price per share of $21.08 (totaling $28) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from January 1, 2023 to January 31, 2023, the administrator for the DRP purchased 761,191 shares of common stock in the open market at an average price per share of $18.20 (totaling $14) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
Acquisition of FSKR
In accordance with the terms of the 2020 Merger Agreement, at the time of the transactions contemplated by the 2020 Merger Agreement, each outstanding share of FSKR common stock was converted into the right to receive 0.9498 shares of the Company’s common stock. As a result, the Company issued an aggregate of approximately 161,374,028 shares of its common stock to former FSKR stockholders during the year ended December 31, 2021.
September 2021 Share Repurchase Program
On October 31, 2022, the Company’s board of directors approved a renewal of the previously approved stock repurchase program. The program provides for aggregate purchases of the Company's common stock in an amount up to $54, which is the aggregate amount remaining of the $100 amount originally approved by the board of directors. The timing, manner, price and amount of any share repurchases was determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The program does not require the Company to repurchase any specific number of shares and the Company cannot assure stockholders that any shares will be repurchased under the program. The program may be suspended, extended, modified or discontinued at any time.
During the year ended December 31, 2022, the Company repurchased 2,811,341 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $19.91 (totaling $56).
During the period from January 1, 2023 to January 31, 2023, the Company repurchased 556,814 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $18.75 (totaling $10).
December 2018 Share Repurchase Program
In December 2018, the Company’s board of directors authorized a stock repurchase program. Under the program, the Company was permitted to repurchase up to $200 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share.
During the year ended December 31, 2020, the Company repurchased 2,823,750 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $16.71 (totaling $47). The program has concluded since the aggregate repurchase amount that was approved by the Company's board of directors has been expended.

FS Investment Corporation
Notes to Consolidated Financial Statements (continued)
(in thousands, except share and per share amounts)

Note 3. Share Transactions (continued)

Reverse Stock Split and Fractional Shares
As a result of the Reverse Stock Split, which was effective on June 15, 2020, every four shares of the Company’s common stock issued and outstanding were automatically combined into one share of the Company’s common stock, and the number of outstanding shares of the Company’s common stock was reduced from approximately 495.0 to approximately 123.75 as of June 15, 2020. The Reverse Stock Split did not modify the rights or preferences of the Company’s common stock. The Company also filed a separate Articles of Amendment to Articles of Incorporation with the State Department of Assessments and Taxation of the State of Maryland to provide that there would be no change in the par value of $0.001 per share as a result of the Reverse Stock Split.
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
The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement, and the administration agreement, as applicable, during the years ended December 31, 2022, 2021 and 2020:

			Year Ended December 31,
Related Party	Source Agreement	Description	2022	2021	2020
The Advisor	Investment advisory agreement and prior investment advisory agreement	Base Management Fee(1)	$245	$173	$106
The Advisor	Investment advisory agreement and prior investment advisory agreement	Subordinated Incentive Fee on Income(2)	$99	$47	$—
The Advisor	Administration agreement	Administrative Services Expenses(3)	$15	$12	$7
________________
(1)During the years ended December 31, 2022, 2021 and 2020, $246, $162, and $111, respectively, in base management fees were paid to the Advisor. As of December 31, 2022, $59 in base management fees were payable to the Advisor.
(2)The Advisor agreed, effective July 1, 2021, to waive up to $15 per quarter of the subordinated incentive fee on income to which it is entitled to under the investment advisory agreement. During the years ended December 31, 2022 and 2021, the amount shown is net of waivers of $60 and $30, respectively. During the years ended December 31, 2022, 2021 and 2020, $91, $49 and $0, respectively, of subordinated incentive fees on income were paid to the Advisor. As of December 31, 2022, $27 in subordinated incentive fees on income were payable to the Advisor.
(3)During the years ended December 31, 2022, 2021 and 2020, $13, $10 and $6, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as "broken deal" costs. Broken deal costs were $1.3 for the year ended December 31, 2022. The Company paid $14, $11 and $8, respectively, in administrative services expenses to the Advisor during the years ended December 31, 2022, 2021 and 2020.
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the years ended December 31, 2022, 2021 and 2020:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2020(1)	$2.56	$318
2021	$2.47	$511
2022	$2.66	$754
____________
(1)The amount of per share distributions has been retroactively adjusted to reflect the Reverse Stock Split as discussed above in Note 3.
On February 21, 2023, the Company's board of directors declared a regular quarterly cash distribution of $0.70 per share, which will be paid on or about April 3, 2023 to stockholders of record as of the close of business on March 15, 2022. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company's common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2022, 2021 and 2020:

Year Ended December 31,
	2022		2021		2020
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	754	100%	511	100%	318	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Total	$754	100%	$511	100%	$318	100%
________________
(1)During the years ended December 31, 2022, 2021 and 2020, 85.5%, 84.6% and 88.1%, respectively, of the Company's gross investment income was attributable to cash income earned, 4.5%, 5.5% and 1.6%, respectively, was attributable to non-cash accretion of discount and 10.0%, 9.9% and 10.3%, respectively, was attributable to paid-in-kind, or PIK, interest.
The Company’s net investment income on a tax basis for the years ended December 31, 2022, 2021 and 2020 was $861, $557 and $357, respectively. As of December 31, 2022, 2021 and 2020, the Company had $446, $284 and $244, respectively, of undistributed net investment income and $2,036, $1,705 and $855, respectively, of accumulated capital losses on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
GAAP-basis net investment income	$865	$584	$331
Income subject to tax not recorded for GAAP	23	10	29
GAAP accretion from merger not recognized for tax	(50)	(47)	—
Excise taxes	19	12	10
GAAP versus tax-basis impact of consolidation of certain subsidiaries	5	12	11
Reclassification of unamortized original issue discount and prepayment fees	(27)	(37)	(14)
Other miscellaneous differences	26	23	(10)
Tax-basis net investment income	$861	$557	$357
The Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences. During the year ended December 31, 2022, the Company increased accumulated undistributed (distributions in excess of)

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
net investment income and capital in excess of par value by $47 and $8, respectively, and decreased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $55. During the year ended December 31, 2021, the Company increased accumulated undistributed (distributions in excess of) net investment income and accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $47 and $2,115, respectively, and decreased capital in excess of par value by $2,162.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.
As of December 31, 2022 and 2021, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2022	2021
Distributable ordinary income	$446	$284
Distributable realized gains (accumulated capital losses)(1)	(2,036)	(1,881)
Other temporary differences	7	(1)
Net unrealized appreciation (depreciation)(2)	(1,015)	(330)
Total	$(2,598)	$(1,928)
 ________________
(1)Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2022, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,036 million. $85 of such losses were carried over from CCT due to the 2018 Merger, $1,212 were carried over from FSKR due to the 2021 Merger, and $177 of such losses were carried over from losses generated by the Company prior to the 2018 Merger. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
(2)As of December 31, 2022 and 2021, the gross unrealized appreciation was $1,349 and $1,665, respectively. As of December 31, 2022 and 2021, the gross unrealized depreciation was $2,364 and $1,995, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $17,159 and $17,167 as of December 31, 2022 and 2021, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(1,782) and $(1,066) as of December 31, 2022 and 2021, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, cross currency swaps, foreign currency forward contracts and foreign currency transactions.
As of December 31, 2022, the Company had a deferred tax liability of $10 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $57 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2022, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $50. For the year ended December 31, 2022, the Company recorded a provision for taxes related to wholly-owned taxable subsidiaries of $3 related to the deferred tax liability and $2 related to current taxes. Each were a result of the sale of investments, during the second quarter, held in wholly-owned taxable subsidiaries.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,607	$9,278	60.3%	$9,695	$9,765	60.7%
Senior Secured Loans—Second Lien	1,299	1,194	7.8%	1,564	1,557	9.7%
Other Senior Secured Debt	152	110	0.7%	149	120	0.7%
Subordinated Debt	384	265	1.7%	188	111	0.7%
Asset Based Finance	2,024	1,903	12.4%	2,132	2,245	13.9%
Credit Opportunities Partners JV, LLC	1,572	1,428	9.3%	1,397	1,396	8.7%
Equity/Other	1,276	1,199	7.8%	932	907	5.6%
Total	$16,314	$15,377	100.0%	$16,057	$16,101	100.0%
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
As of December 31, 2022, the Company held investments in eighteen portfolio companies of which it is deemed to “control.” As of December 31, 2022, the Company held investments in ten portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2022.
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
 The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2022, the Company had unfunded debt investments with aggregate unfunded commitments of $952.4, unfunded equity/other commitments of $475.3 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC. As of December 31, 2021, the Company had unfunded debt investments with aggregate unfunded commitments of $1,724.1, unfunded equity/other commitments of $576.9 and unfunded commitments of $350.2 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company's unfunded debt investments, see the Company's consolidated schedule of investments as of December 31, 2022 and 2021.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2022 and 2021:

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

	December 31, 2022		December 31, 2021
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$25	0.2%	$89	0.5%
Banks	—	—	15	0.1%
Capital Goods	2,366	15.4%	2,281	14.2%
Commercial & Professional Services	1,670	10.9%	1,615	10.0%
Consumer Durables & Apparel	235	1.5%	551	3.4%
Consumer Services	189	1.2%	393	2.4%
Credit Opportunities Partners JV, LLC	1,428	9.3%	1,396	8.7%
Diversified Financials	583	3.8%	672	4.2%
Energy	272	1.8%	241	1.5%
Food & Staples Retailing	103	0.7%	296	1.8%
Food, Beverage & Tobacco	226	1.5%	256	1.6%
Health Care Equipment & Services	1,963	12.8%	1,613	10.0%
Household & Personal Products	242	1.6%	227	1.4%
Insurance	974	6.3%	898	5.6%
Materials	197	1.3%	211	1.3%
Media & Entertainment	695	4.5%	720	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	231	1.4%	235	1.5%
Real Estate	753	4.9%	876	5.4%
Retailing	282	1.8%	288	1.8%
Software & Services	2,591	16.8%	2,698	16.8%
Technology Hardware & Equipment	1	0.0%	42	0.3%
Telecommunication Services	76	0.5%	128	0.8%
Transportation	275	1.8%	360	2.2%
Total	$15,377	100.0%	$16,101	100.0%

Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly- owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,440 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of December 31, 2022, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
Big Cedar Creek LLC, or Big Cedar Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Big Cedar Creek Funding Credit Facility, which provides for up to $300 of borrowings as of December 31, 2022. The Big Cedar Creek Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus a spread of 1.85% to 2.55% during the reinvestment period and 2.00% to 2.65%

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

thereafter. Big Cedar Creek Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Big Cedar Creek Funding Credit Facility matures on March 11, 2025. As of December 31, 2022, total outstanding borrowings under the Big Cedar Creek Funding Credit Facility were $259.4. Borrowings under the Big Cedar Creek Funding Credit Facility are secured by substantially all of the assets of Big Cedar Creek.
Boxwood Drive Funding LLC, or Boxwood Drive Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with BNP Paribas, or as amended, the Boxwood Drive Funding Credit Facility, which provides for up to $300 of borrowings as of December 31, 2022. The Boxwood Drive Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars, New Zealand dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus a spread of 2.05% to 3.15% during the reinvestment period and 2.50% to 3.25% thereafter. Foreign currency loans bear interest at the applicable floating rate (subject to 0% floor) plus the spread applicable to the specified currency. Boxwood Drive Funding also pays a commitment fee of up to 1.00% on undrawn commitments. The Boxwood Drive Funding Credit Facility matures on April 15, 2025. As of December 31, 2022, total outstanding borrowings under the Boxwood Drive Funding Credit Facility were $260.8. Borrowings under the Boxwood Drive Funding Credit Facility are secured by substantially all of the assets of Boxwood Drive Funding.
Chestnut Street Funding LLC, or Chestnut Street Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Citibank, N.A., or as amended, the Chestnut Street Funding Credit Facility, which provides for up to $400 of borrowings as of December 31, 2022. The Chestnut Street Funding Credit Facility provides loans in U.S. dollars, Australian dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of SOFR (subject to a 0% floor) plus 2.45%. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus 2.45%. Chestnut Street Funding also pays a commitment fee of up to 0.50% on undrawn commitments. The Chestnut Street Funding Credit Facility matures on September 18, 2027. As of December 31, 2022, total outstanding borrowings under the Chestnut Street Funding Credit Facility were $316.4. Borrowings under the Chestnut Street Funding Credit Facility are secured by substantially all of the assets of Chestnut Street Funding.
Green Creek LLC, or Green Creek Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with Goldman Sachs Bank, or as amended, the Green Creek Funding Credit Facility, which provides for up to $400 of borrowings as of December 31, 2022. The Green Creek Credit Facility provides for loans in U.S. dollars, Canadian dollars, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of LIBOR (subject to a 0% floor) plus 2.25%. Foreign currency loans bear interest at the rate of the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Green Creek Funding also pays a commitment fee of up to 2.25% on undrawn commitments. The Green Creek Funding Credit Facility matures on January 30, 2027. As of December 31, 2022, total outstanding borrowings under the Green Creek Funding Credit Facility were $304.1. Borrowings under the Green Creek Funding Credit Facility are secured by substantially all of the assets of Green Creek Funding.
Magnolia Funding LLC, or Magnolia Funding, a wholly-owned subsidiary of COPJV, has a revolving credit facility with
Morgan Stanley Senior Funding, Inc., or the Magnolia Funding Credit Facility, which provides for up to $300 of borrowings as of December 31, 2022. The Magnolia Funding Credit Facility provides for loans in U.S. dollars, Australian dollars, Canadian dollars,
Swedish Krona, Euros and pounds sterling. U.S. dollar loans bear interest at the rate of SOFR (subject to a 0% floor) plus a spread of
2.20%. Foreign currency loans bear interest at the applicable floating rate (subject to a 0% floor) plus the spread applicable to the specified currency. Magnolia Funding also pays a commitment fee of 0.35% on undrawn commitments. The Magnolia Funding Credit
Facility matures on July 14, 2027. As of December 31, 2022, total outstanding borrowings under the Magnolia Funding Credit
Facility were $251.4. Borrowings under the Magnolia Funding Credit Facility are secured by substantially all of the assets of Magnolia Funding.
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
During the year ended December 31, 2022, the Company sold investments with a cost of $1,067.6 for proceeds of $1,067.8 to COPJV and recognized a net realized gain (loss) of $0.2 in connection with the transactions. As of December 31, 2022, $178.9 of these sales to COPJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.
As of December 31, 2022 and December 31, 2021, COPJV had total investments with a fair value of $3,562.9 and $3,260.0, respectively. As of December 31, 2022 and December 31, 2021, COPJV had two and zero investments on non-accrual status, respectively.
Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of December 31, 2022 and 2021:

	As of
	December 31, 2022	December 31, 2021
Total debt investments(1)	$3,363.8	$2,954.2
Weighted average current interest rate on debt investments(2)	11.0%	8.1%
Number of portfolio companies in COPJV	122	95
Largest investment in a single portfolio company(1)	$132.4	$131.5
Unfunded commitments(1)	$3.3	$1.9
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2022, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2022.

Credit Opportunities Partners JV, LLC Portfolio
As of December 31, 2022 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—148.1%
48Forty Solutions LLC	(e)(o)	Commercial & Professional Services	SF+550	1.0%	11/30/26		$19.4	$19.2	$18.8
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/23	20.8		20.4	17.7
Advania Sverige AB	(e)(o)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	588.0	66.6	54.1
Advania Sverige AB	(e)(o)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,644.9	12.8	11.2
Affordable Care Inc	(e)(h)(i)(o)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$76.1	75.6	74.6
Alacrity Solutions Group LLC	(e)(j)(o)	Insurance	L+525	0.8%	12/22/28	40.6		39.9	39.1
Alera Group Intermediate Holdings Inc	(e)(k)(o)	Insurance	SF+600	0.8%	10/2/28	32.3		31.9	30.7

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/24		6.2	5.8	3.5
American Airlines Group Inc	(k)	Transportation	L+175	0.0%	6/27/25		2.5	2.3	2.4
American Vision Partners	(e)(o)	Health Care Equipment & Services	L+575	0.8%	9/30/27		19.5	19.3	18.9
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+375	0.0%	7/30/25		€4.8	4.8	4.8
Apex Group Limited	(h)	Diversified Financials	L+375	0.5%	7/27/28		$4.2	4.2	4.0
Apex Group Limited	(h)	Diversified Financials	E+400	0.0%	7/27/28		€1.6	1.9	1.6
Arcfield Acquisition Corp	(e)(o)	Capital Goods	L+575	0.8%	3/10/28		$8.0	8.0	7.9
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/28		22.2	22.0	20.6
Ardonagh Group Ltd	(e)(i)	Insurance	SA+700	0.8%	7/14/26		£3.8	4.7	4.5
Ardonagh Group Ltd	(e)(i)	Insurance	E+700	1.0%	7/14/26		€0.5	0.5	0.5
Ardonagh Group Ltd	(e)(j)(k)(o)	Insurance	SF+575	0.8%	7/14/26		$54.8	54.3	53.1
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	109.4	73.9	74.5
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		8.0	5.7	5.4
athenahealth Inc	(k)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		$7.1	6.4	6.4
athenahealth Inc	(f)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		0.9	0.9	0.8
Barbri Inc	(e)(h)(i)	Consumer Services	L+575	0.8%	4/28/28		47.2	47.3	46.9
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+650, 0.5% PIK (0.5% Max PIK)	1.0%	7/5/24		2.2	2.2	2.2
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+650, 0.5% PIK (0.5% Max PIK)	1.0%	7/5/24	C$	14.3	10.6	10.3
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24		1.3	1.0	1.0
Belk Inc		Retailing	L+750	1.0%	7/31/25		$0.6	0.6	0.6
Belk Inc	(g)(p)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		3.1	1.7	0.4
BGB Group LLC	(e)(h)(i)(o)	Media & Entertainment	L+575	1.0%	8/16/27		54.4	54.0	53.0
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24		10.7	10.7	8.8
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/24		€12.6	14.0	11.0
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24		$7.2	7.2	5.9
Bugaboo International BV	(e)(h)(i)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25		€35.0	41.0	37.4
CFC Underwriting Ltd	(e)(h)(j)	Insurance	SF+500, 0.0% PIK (2.8% Max PIK)	0.5%	5/16/29		$39.5	38.3	39.2
Cision Ltd		Software & Services	L+375	0.0%	1/29/27		3.8	3.4	2.4
ClubCorp Club Operations Inc	(j)(k)	Consumer Services	L+275	0.0%	9/18/24		31.9	29.9	28.9
Creation Technologies Inc	(k)	Technology Hardware & Equipment	L+550	0.5%	10/5/28		2.3	2.1	1.8
CSafe Global	(e)(h)(i)(k)	Capital Goods	L+625	0.8%	12/23/27		59.4	59.3	59.4
CSafe Global	(e)(h)	Capital Goods	L+625	0.8%	8/13/28		17.3	17.3	17.3

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/28		9.1	9.1	7.7
EIF Van Hook Holdings LLC	(i)(k)	Energy	SF+525	0.0%	9/5/24		7.2	7.0	7.0
Emerald Expositions Holding Inc	(k)	Media & Entertainment	L+250	0.0%	5/22/24		1.4	1.3	1.4
Encora Digital Inc	(e)(o)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/20/28		16.3	15.9	15.4
Envirotainer Ltd	(e)(h)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29		€14.9	13.9	15.1
Envirotainer Ltd	(e)(i)	Transportation	SF+600, 0.0% PIK (3.0% Max PIK)	0.8%	7/30/29		$7.6	7.4	7.3
Excelitas Technologies Corp	(e)(k)	Technology Hardware & Equipment	E+575	0.0%	8/12/29		€4.1	4.2	4.2
Excelitas Technologies Corp	(e)(j)(k)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		$24.5	24.3	23.9
Follett Software Co	(e)(h)(i)	Software & Services	L+575	0.8%	8/31/28		37.5	37.2	36.7
Galaxy Universal LLC	(e)(h)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26		8.8	8.8	8.7
Galway Partners Holdings LLC	(e)(k)(o)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		36.9	36.2	36.4
General Datatech LP	(e)(j)	Software & Services	L+625	1.0%	6/18/27		18.3	17.7	17.1
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/26		30.2	30.1	29.3
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/25		15.4	15.3	10.9
Hermes UK Ltd	(e)(k)	Transportation	SA+650	0.0%	11/30/27		£14.7	19.5	16.1
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+525	0.8%	11/25/26		$37.6	38.0	37.7
Industria Chimica Emiliana Srl	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€113.9	125.5	117.1
iNova Pharmaceuticals (Australia) Pty Limited	(e)(k)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	34.2	22.5	22.6
Insight Global LLC	(e)(h)(i)(o)	Commercial & Professional Services	L+600	0.8%	9/22/28		$63.7	62.9	61.8
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	SF+550, 0.5% PIK (0.5% Max PIK)	0.8%	5/26/27		23.6	23.5	21.9
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/7/26		29.2	28.1	26.5
Lakefield Veterinary Group	(e)(o)	Health Care Equipment & Services	L+550	0.8%	11/23/28		27.1	26.7	25.9
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		15.5	15.4	15.0
Lexitas Inc	(e)(h)	Commercial & Professional Services	SF+675	1.0%	5/18/29		18.5	18.4	18.2
Lionbridge Technologies Inc	(e)(i)(j)	Media & Entertainment	SF+700	1.0%	12/29/25		26.8	26.3	26.9
Lloyd's Register Quality Assurance Ltd	(e)(i)(o)	Consumer Services	E+575, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28		€44.3	48.8	45.9
MB2 Dental Solutions LLC	(e)(i)	Health Care Equipment & Services	SF+600	1.0%	1/29/27		$11.9	11.8	11.7
Med-Metrix	(e)(o)	Software & Services	L+600	1.0%	9/15/27		11.9	11.9	12.0
Misys Ltd	(k)	Software & Services	L+350	1.0%	6/13/24		2.3	2.2	2.0
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+600	1.5%	7/3/24		35.5	33.7	33.7
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	SF+650	1.0%	12/22/25		24.8	24.5	24.6
New Era Technology Inc	(e)(h)(j)(k)	Software & Services	L+625	1.0%	10/31/26		34.3	33.8	33.7

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	24.4		23.9	23.6
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	B+525	0.5%	1/13/28	A$	33.7	24.8	22.1
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/27		$4.9	5.0	4.1
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26	2.1		1.9	2.1
Pantherx Specialty LLC	(e)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+550	0.5%	7/16/29	15.9		14.8	14.6
Parts Town LLC	(e)(h)(k)(o)	Retailing	L+550	0.8%	11/1/28	49.4		48.3	47.8
Peraton Corp	(j)	Capital Goods	L+375	0.8%	2/1/28	8.8		8.4	8.6
Plaskolite, LLC	(k)	Materials	L+400	0.8%	12/15/25	1.1		1.1	1.0
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24	8.9		8.7	8.8
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/28	1.6		1.6	1.3
Project Marron	(e)(h)(j)(k)	Consumer Services	B+625	0.5%	7/2/25	A$	81.8	56.4	52.0
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.5%	7/2/25	C$	52.5	40.1	36.3
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		$9.8	9.7	6.6
Reliant Rehab Hospital Cincinnati LLC	(e)(j)(o)	Health Care Equipment & Services	L+625	0.0%	2/28/26	33.6		32.7	26.7
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26	19.6		19.6	19.6
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27	0.5		0.5	0.5
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27	30.4		29.8	29.2
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27	1.4		1.4	1.4
RSC Insurance Brokerage Inc	(e)(k)	Insurance	SF+550	0.8%	10/30/26	18.8		18.8	18.5
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/27	71.7		72.1	71.7
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+525	1.0%	9/1/27	27.1		26.9	26.8
SavATree LLC	(e)(j)(k)	Consumer Services	L+525	0.8%	10/12/28	39.6		39.2	38.9
SI Group Inc	(k)	Materials	SF+475	0.0%	10/15/25	1.5		1.5	1.2
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/25	6.9		6.6	6.1
SitusAMC Holdings Corp	(e)(j)(o)	Real Estate	L+550	0.8%	12/22/27	39.5		38.7	38.1
Sorenson Communications LLC	(j)	Telecommunication Services	L+550	0.8%	3/17/26	20.0		19.3	19.1
Staples Canada	(e)(h)(i)(j)(k)	Retailing	C+700	1.0%	9/12/24	C$	74.2	57.0	55.6
Summit Interconnect Inc	(e)(o)	Capital Goods	SF+600	1.0%	9/22/28		$19.5	19.3	18.4
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/27		€29.2	32.4	29.4
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/25		$11.2	10.1	10.6
Transaction Services Group Ltd	(e)(j)(k)(n)(o)	Software & Services	B+550	0.0%	10/14/26	A$	124.1	85.3	82.6
Unifrax I LLC / Unifrax Holding Co	(k)	Capital Goods	L+375	0.0%	12/12/25		$2.8	2.7	2.5
Varsity Brands Inc	(k)	Consumer Durables & Apparel	L+350	1.0%	12/16/24	4.0		3.8	3.8
Version1 Software Ltd	(e)(k)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€2.5	2.5	2.5
Version1 Software Ltd	(e)(k)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£4.0	4.7	4.7
West Corp	(i)	Software & Services	L+400	1.0%	10/10/24		$12.1	12.0	11.2
West Corp	(i)	Software & Services	L+350	1.0%	10/10/24	2.5		2.5	2.3
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/28	53.0		52.6	51.6

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Worldwise Inc	(e)(h)(i)(j)(k)(o)	Household & Personal Products	SF+625	1.0%	3/29/28		64.7	61.7	59.8
Yak Access LLC	(e)(n)	Capital Goods	SF+825	2.0%	1/27/23		0.2	0.2	0.2
Yak Access LLC	(g)(n)(p)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.3
Total Senior Secured Loans—First Lien								2,522.8	2,418.2
Unfunded Loan Commitments								(3.3)	(3.3)
Net Senior Secured Loans—First Lien								2,519.5	2,414.9

Senior Secured Loans—Second Lien—23.6%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26		2.5	2.3	2.2
Ammeraal Beltech Holding BV	(e)(h)(k)(o)	Capital Goods	L+775	0.0%	9/12/26		42.8	42.1	41.8
Apex Group Limited	(e)(h)(i)(o)	Diversified Financials	L+675	0.5%	7/27/29		40.0	39.7	37.6
Cubic Corp	(e)(k)	Software & Services	L+763	0.8%	5/25/29		10.0	9.7	9.1
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26		0.4	0.4	0.2
Element Materials Technology Group US Holdings Inc	(e)(h)(i)	Commercial & Professional Services	SA+725	0.5%	6/24/30		£21.0	23.0	24.7
Misys Ltd	(h)(i)(k)(o)	Software & Services	L+725	1.0%	6/13/25		$46.6	44.6	35.1
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/26		6.8	6.7	5.1
OEConnection LLC	(e)(h)(i)(j)	Software & Services	SF+700	0.5%	9/25/27		50.0	50.0	48.4
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26		2.5	2.5	2.4
Peraton Corp	(e)(h)(i)	Capital Goods	L+775	0.8%	2/1/29		21.5	21.3	21.2
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/29		39.9	39.7	31.6
Pure Fishing Inc	(e)(h)	Consumer Durables & Apparel	L+838	1.0%	12/21/26		26.5	24.2	14.8
SIRVA Worldwide Inc	(i)(j)	Commercial & Professional Services	L+950	0.0%	8/3/26		10.3	8.7	8.9
Valeo Foods Group Ltd	(e)(h)	Food, Beverage & Tobacco	SA+800	0.0%	9/28/29		£9.3	11.8	9.9
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	9/23/27		€121.1	$132.4	$92.0
Total Senior Secured Loans—Second Lien								459.1	385.0

Other Senior Secured Debt—1.3%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28		25.6	25.0	20.9
Total Other Senior Secured Debt								25.0	20.9

Subordinated Debt—1.3%
Arrotex Australia Group Pty Ltd	(e)	Pharmaceuticals, Biotechnology & Life Sciences	B+1,150 PIK (B+1,150 Max PIK)	1.0%	12/22/26	A$	25.0	16.2	17.0
athenahealth Inc		Health Care Equipment & Services	6.5%		2/15/30		$5.5	4.8	4.1
Total Subordinated Debt								21.0	21.1

Asset Based Finance—33.2%
Abacus JV, Private Equity	(e)	Insurance				31,400,804		32.2	34.0
Altavair AirFinance, Private Equity	(e)	Capital Goods				36,500,000		43.0	42.2
Connecticut Avenue Securities Trust 2022-R08, Structured Mezzanine		Real Estate	SF+560	0.0%	7/25/42		$2.3	2.3	2.4

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials				$1.0	—	5.3
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials				2,209,115	2.2	2.4
Global Lending Services LLC, Private Equity	(e)	Diversified Financials				17,450,851	22.9	18.3
Kilter Finance, Preferred Stock	(e)(k)	Insurance	12.0%			$24.0	24.0	24.0
KKR Chord IP Aggregator LP, Partnership Interest	(e)	Media & Entertainment				19,616,330	22.9	21.1
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(p)	Capital Goods				19,642,734	24.4	16.6
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+1,050	1.0%	9/30/24	$4.7	4.7	4.7
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+1,050	1.0%	9/30/24	€3.6	3.6	3.9
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+650	1.0%	9/30/24	€5.0	5.0	5.4
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+650	1.0%	9/30/24	£1.1	1.3	1.4
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+650	1.0%	9/30/24	$6.5	6.5	6.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+1,050	1.0%	9/30/24	£0.8	0.9	1.0
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/25	$21.3	21.3	21.3
Luxembourg Life Fund - Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/26	$56.2	55.8	57.0
Luxembourg Life Fund - Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	SF+925	0.0%	4/1/23	$67.4	67.4	68.4
My Community Homes PropCo 2, Private Equity	(e)(p)	Real Estate				34,708,333	34.7	32.5
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	17.8%		1/25/27	$30.0	9.3	12.7
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$29.6	28.6	28.3
Pretium Partners LLC P2, Private Equity	(e)	Real Estate				16,772,368	16.2	13.7
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(e)	Real Estate				40,000,000	50.2	47.3
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(e)(k)	Real Estate	7.3%		7/25/2030	$24.0	23.7	23.7
Sealane Trade Finance	(e)(m)(p)	Banks				1,104,510	1.1	0.2
SG Residential Mortgage Trust 2022-2, Structured Mezzanine		Real Estate	5.4%		8/25/62	$4.6	3.8	3.7
Star Mountain Strategic Credit Income Fund IV LP, Private Equity	(e)	Diversified Financials				42,500,000	42.5	44.0
Total Asset Based Finance							550.5	542.0

Equity/Other—11.0%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(p)	Energy				13,556	3.6	4.8

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(p)	Energy				115,178,571	30.5	40.5
athenahealth Inc, Preferred Stock	(e)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			50,000,000	47.5	43.2
Belk Inc, Common Stock	(e)(p)	Retailing				381	—	—
Misys Ltd, Preferred Stock	(e)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)	0.0%		25,265,621	24.8	21.1
One Call Care Management Inc, Common Stock	(e)(p)	Health Care Equipment & Services				34,873	2.2	1.9
One Call Care Management Inc, Preferred Stock A	(e)(p)	Health Care Equipment & Services				371,993	23.7	20.6
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.7	7.7
Pure Gym Ltd, Private Equity	(e)(p)	Consumer Services				30,218,000	39.4	39.2
Total Equity/Other							180.4	179.0
TOTAL INVESTMENTS—218.5%							$3,755.5	$3,562.9

Derivative Instruments—0.7%
Foreign currency forward contracts								$11.9
____________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 4.77%, the Euro Interbank Offered Rate, or EURIBOR, was 2.13%, Canadian Dollar Offer Rate, or CDOR was 4.94%, the Bank Bill Swap Bid Rate, or BBSY was 3.32%, the Reykjavik Interbank Offered Rate, or REIBOR, was 6.55%, the Stockholm Interbank Offered Rate, or STIBOR, was 2.70%, the Sterling Overnight Index Average, or SONIA, was 3.43%,

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

the Secured Overnight Financing Rate, or SOFR, was 4.59%, and the U.S. Prime Lending Rate, or Prime, was 7.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)Fair value is determined in accordance with the Company’s valuation process.
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Lionbridge Technologies Inc	(e)(i)(j)	Consumer Services	L+700	1.0%	12/29/25	28.3		27.7	28.9
Lipari Foods LLC	(e)(k)	Food & Staples Retailing	L+575	1.0%	1/6/25	65.3		65.2	65.4
Lloyd's Register Quality Assurance Ltd	(e)(i)(k)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28		€44.3	48.6	48.9
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+500	1.5%	7/3/24		$35.5	32.9	35.6
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	L+650	1.0%	12/22/25	25.0		24.7	24.7
New Era Technology Inc	(e)(j)	Software & Services	L+625	1.0%	10/31/26	10.0		10.0	10.0
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/27	5.0		5.0	5.0
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26	2.1		$1.9	$2.1
Parata Systems	(e)(h)(i)	Health Care Equipment & Services	L+575	1.0%	6/30/27	57.9		57.7	58.0
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24	9.0		8.7	8.7
Premium Credit Ltd	(e)(h)(i)	Diversified Financials	L+650	0.0%	1/16/26		£49.4	63.9	67.0
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/28		$1.6	1.6	1.6
Project Marron	(e)(h)(j)	Consumer Services	B+625	0.0%	7/2/25	A$	63.6	43.9	43.6
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.0%	7/2/25	C$	52.5	39.9	39.1
Project Marron	(e)(h)	Consumer Services	B+575	0.0%	7/2/25	A$	3.2	2.3	2.2
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		$9.9	9.8	9.6
Qdoba Restaurant Corp	(h)(k)	Consumer Services	L+700	1.0%	3/21/25	3.5		3.3	3.4
Reliant Rehab Hospital Cincinnati LLC	(e)(j)	Health Care Equipment & Services	L+625	0.0%	2/28/26	15.6		15.2	15.3
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26	19.8		19.8	19.9
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	1.0		1.0	1.0
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	30.7		30.0	30.1
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+625	1.0%	8/13/27	0.9		0.9	0.9
RSC Insurance Brokerage Inc	(e)(k)	Insurance	L+550	0.8%	10/30/26	19.0		$19.0	$19.2
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/27	75.5		76.0	75.5
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+575	1.0%	9/1/27	27.4		27.1	27.2
SavATree LLC	(e)(j)(k)	Consumer Services	L+550	0.8%	10/12/28	40.0		39.7	39.7
Sequa Corp	(h)(j)(k)	Capital Goods	L+675, 0.0% PIK (1.0% Max PIK)	1.0%	11/28/23	45.4		43.9	45.8
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/25	7.1		6.7	6.4
Staples Canada	(e)(h)(i)(j)(k)(n)	Retailing	C+700	1.0%	9/12/24	C$	87.0	67.1	70.8
Summit Interconnect Inc	(e)(j)	Capital Goods	L+600	1.0%	9/22/28		$10.1	10.0	10.0
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/27		€29.5	32.7	32.9
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/25		$11.8	10.4	11.7
Transaction Services Group Ltd	(e)(j)(k)(n)	Software & Services	B+650	0.0%	10/15/26	A$	162.0	110.9	115.2
West Corp	(i)	Software & Services	L+400	1.0%	10/10/24		$12.4	12.2	11.8
West Corp	(i)	Software & Services	L+350	1.0%	10/10/24	2.6		2.5	2.4
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/28	53.5		53.0	54.3
Yak Access LLC	(n)	Capital Goods	L+500	0.0%	7/11/25	0.8		0.6	0.7
Total Senior Secured Loans—First Lien								2,136.4	2,159.4
Unfunded Loan Commitments								(1.9)	(1.9)
Net Senior Secured Loans—First Lien								2,134.5	2,157.5

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Senior Secured Loans—Second Lien—31.5%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26	2.5	2.2	2.5
Ammeraal Beltech Holding BV	(e)(k)(n)	Capital Goods	L+775	0.0%	9/12/26	81.5	79.8	80.3
Apex Group Limited	(e)(h)(i)	Diversified Financials	L+675	0.5%	7/27/29	32.0	31.7	32.0
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26	0.4	0.4	0.4
Excelitas Technologies Corp	(h)(i)(j)	Technology Hardware & Equipment	L+750	1.0%	12/1/25	22.6	19.7	22.7
Misys Ltd	(h)(i)(k)	Software & Services	L+725	1.0%	6/13/25	41.2	38.8	41.2
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/26	6.8	6.7	6.7
OEConnection LLC	(e)(h)(i)(j)	Software & Services	L+825	0.0%	9/25/27	50.0	50.0	49.1
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26	2.5	2.5	2.5
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/29	39.9	39.7	39.5
Pure Fishing Inc	(e)(k)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	46.8	42.0	44.5
Sequa Corp	(i)(k)	Capital Goods	L+1,075, 0.0% PIK (6.8% Max PIK)	1.0%	4/28/24	39.1	33.9	39.1
SIRVA Worldwide Inc	(j)	Commercial & Professional Services	L+950	0.0%	8/3/26	3.8	3.1	3.3
Watchfire Enterprises Inc	(e)(j)	Technology Hardware & Equipment	L+825	1.0%	10/2/24	9.3	9.3	9.3
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 0.5% PIK (0.5% Max PIK)	0.0%	9/23/27	€120.5	131.5	129.3
Total Senior Secured Loans—Second Lien							491.3	502.4

Other Senior Secured Debt—1.5%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	$23.5	22.9	23.5
Total Other Senior Secured Debt							22.9	23.5

Asset Based Finance—31.0%
Abacus JV, Private Equity	(e)	Insurance				31,916,927	32.7	34.2
Altavair AirFinance, Private Equity	(e)	Capital Goods				36,500,000	43.0	44.1
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials				$1.0	—	4.5
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials				3,653,142	3.7	4.6
Home Partners JV, Common Stock	(e)(o)	Real Estate				15,249,687	22.9	37.6
Home Partners JV, Structured Mezzanine	(e)	Real Estate	11.0% PIK (11.0% Max PIK)		3/25/29	$38.4	38.4	38.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(o)	Capital Goods				19,642,734	24.4	15.9
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	€6.9	8.1	7.9
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	$10.7	10.7	10.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	€4.8	5.6	5.4

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	£1.3	1.8	1.7
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	7.8%		9/22/24	£1.9	2.6	2.5
Lenovo Group Ltd, Structured Mezzanine	(e)(n)	Technology Hardware & Equipment	11.8%		9/22/24	$7.4	7.4	7.4
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/25	$26.8	26.9	27.1
Luxembourg Life Fund - Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/26	$57.5	57.0	57.0
Luxembourg Life Fund - Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	L+925	0.0%	4/1/23	$94.6	94.1	94.5
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	18.3%		1/25/27	$30.0	9.3	15.3
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$18.9	18.6	19.1
Sealane Trade Finance	(e)(m)	Banks	L+375	0.0%	5/8/23	$5.0	$5.0	$5.0
Sealane Trade Finance	(e)(m)	Banks	L+963	0.0%	5/8/23	$11.2	11.2	11.2
Toorak Capital Partners LLC, Private Equity	(e)	Real Estate				40,000,000	50.2	50.4
Total Asset Based Finance							473.6	494.5

Equity/Other—5.1%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(o)	Energy				13,556	3.6	3.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(o)	Energy				115,178,571	30.5	26.4
Belk Inc, Common Stock	(e)(o)	Retailing				381	—	—
One Call Care Management Inc, Common Stock	(e)(o)	Health Care Equipment & Services				34,873	2.2	2.4
One Call Care Management Inc, Preferred Stock A	(e)(o)	Health Care Equipment & Services				371,993	23.7	26.1
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.8	9.2
Zeta Interactive Holdings Corp, Common Stock	(k)(o)	Software & Services				1,766,696	15.1	14.9
Total Equity/Other							83.9	82.1
TOTAL INVESTMENTS—204.3%							$3,206.2	$3,260.0

Derivative Instruments—(0.4)%
Foreign currency forward contracts								$(6.7)
____________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2020, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 0.21% and the Euro Interbank Offered Rate, or EURIBOR, was (0.57)%, Canadian Dollar Offer Rate, or CDOR, was 0.48% and the Australian Interbank Rate, or BBSY or “B”, was 0.12% the Reykjavik Interbank Offered Rate, or REIBOR, was 2.65%, the Stockholm Interbank Offered Rate, or STIBOR, was (0.05)%, the Sterling Overnight Index Average, or SONIA,

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

was 0.19%, and the U.S. Prime Lending Rate, or Prime, was 3.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)Fair value determined by the Company’s board of directors.
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
(o)Security is non-income producing.

Below is selected balance sheet information for COPJV as of December 31, 2022 and 2021:

	As of
	December 31, 2022	December 31, 2021
Selected Balance Sheet Information
Total investments, at fair value	$3,562.9	$3,260.0
Cash and other assets	259.2	414.3
Total assets	3,822.1	3,674.3
Debt	1,913.4	1,442.0
Other liabilities	276.4	636.7
Total liabilities	2,189.8	2,078.7
Member's equity	$1,632.3	$1,595.6
Below is selected statement of operations information for COPJV for the years ended December 31, 2022 and 2021:

	As of
	December 31, 2022	December 31, 2021
Selected Statement of Operation Information
Total investment income	$300.9	$189.9
Expenses
Interest expense	69.6	40.3
Custodian and accounting fees	1.3	1.1
Administrative services	10.3	6.7
Professional services	0.1	0.7
Other	0.3	0.5
Total expenses	81.6	49.3
Net investment income	219.3	140.6
Net realized and unrealized losses	(155.6)	56.3
Net increase in net assets resulting from operations	$63.7	$196.9

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2022 and 2021:

		Fair Value
Derivative Instrument	Statement Location	December 31, 2022	December 31, 2021
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$25	$9
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(1)	(1)
Total		$24	$8

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2022 and 2021 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
Derivative Instrument	Statement Location	December 31, 2022	December 31, 2021
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	10	0
Total		$10	$0

		Net Unrealized Gains (Losses)
Derivative Instrument	Statement Location	December 31, 2022	December 31, 2021
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	16	12
Total		$16	$12
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the condensed consolidated statements of assets and liabilities. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2022 and 2021:

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

	December 31, 2022
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$25	$(1)	$—	$—	$24
Total	$25	$(1)	$—	$—	$24
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—
Total	$(1)	$1	$—	$—	$—

	December 31, 2021
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$9	$(1)	$—	$—	$8
Total	$9	$(1)	$—	$—	$8
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—
Total	$(1)	$1	$—	$—	$—
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
The average notional balance for foreign currency forward contracts during the year ended December 31, 2022 and 2021 was $240.7 and $157.6, respectively. See consolidated schedule of investments for the Company's open foreign currency forward contracts.

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
As of December 31, 2022 and 2021, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2022	December 31, 2021
Level 1—Price quotations in active markets	$—	$30
Level 2—Significant other observable inputs	564	703
Level 3—Significant unobservable inputs	13,385	13,972
Investments measured at net asset value(1)	1,428	1,396
	$15,377	$16,101
___________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of December 31, 2022 and 2021.
The Company's board of directors is responsible for overseeing the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Advisor's valuation policy. The Company's board of directors has designated the Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor's valuation policy.
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
The following is a reconciliation for the years ended December 31, 2022 and 2021 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,542	$1,205	$29	$74	$2,245	$877	$13,972
Accretion of discount (amortization of premium)	66	7	—	2	5	1	81
Net realized gain (loss)	(76)	(81)	—	—	113	202	158
Net change in unrealized appreciation (depreciation)	(330)	(81)	(9)	(41)	(234)	(53)	(748)
Purchases	3,116	122	—	223	980	522	4,963
Paid-in-kind interest	49	1	2	6	28	30	116
Sales and repayments	(3,243)	(299)	—	—	(1,235)	(380)	(5,157)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$9,124	$874	$22	$264	$1,902	$1,199	$13,385
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(382)	$(125)	$(9)	$(41)	$(182)	$(6)	$(745)

	For the Year Ended December 31, 2021
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$3,276	$862	$36	$152	$951	$530	$5,807
Accretion of discount (amortization of premium)	46	11	—	—	3	—	60
Net realized gain (loss)	88	(88)	(21)	(7)	(24)	205	153
Net change in unrealized appreciation (depreciation)	204	122	9	(7)	186	59	573
Purchases	9,561	1,105	52	29	2,039	503	13,289
Paid-in-kind interest	22	6	1	—	49	31	109
Sales and repayments	(3,655)	(813)	(48)	(93)	(959)	(454)	(6,022)
Transfers into Level 3	—	—	—	—	—	3	3
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$9,542	$1,205	$29	$74	$2,245	$877	$13,972
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$207	$42	$(17)	$(14)	$166	$96	$480

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2022 and 2021 were as follows:

Type of Investment	Fair Value at December 31, 2022	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$9,274	Discounted Cash Flow	Discount Rate	6.0% - 24.2% (12.0%)	Decrease
	575	Waterfall	EBITDA Multiple	0.3x - 19.8x (7.2x)	Increase
	167	Cost
	4	Other(3)
Subordinated Debt	242	Discounted Cash Flow	Discount Rate	10.9% - 14.9% (13.3%)	Decrease
	22	Waterfall	EBITDA Multiple	7.5x - 7.5x (7.5x)	Increase
Asset Based Finance	980	Discounted Cash Flow	Discount Rate	5.1% - 44.0% (11.3%)	Decrease
	636	Waterfall	EBITDA Multiple	1.0x - 13.7x (1.6x)	Increase
	144	Cost
	138	Other(3)
	4	Indicative Dealer Quotes		42.0% - 42.0% (42.0%)	Increase
Equity/Other	683	Waterfall	EBITDA Multiple	0.0x - 15.0x (7.4x)	Increase
	488	Discounted Cash Flow	Discount Rate	10.0% - 25.0% (15.6%)	Decrease
	13	Cost
	12	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
Total	$13,385

Type of Investment	Fair Value at December 31, 2021	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$8,746	Discounted Cash Flow	Discount Rate	5.3% - 30.3% (8.5%)	Decrease
	1,242	Cost
	737	Waterfall	EBITDA Multiple	0.1x - 11.0x (7.0x)	Increase
	51	Other(3)
Subordinated Debt	53	Waterfall	EBITDA Multiple	7.0x - 7.8x (7.8x)	Increase
	21	Cost
Asset Based Finance	1,021	Waterfall	EBITDA Multiple	1.0x - 23.1x (4.1x)	Increase
	744	Discounted Cash Flow	Discount Rate	4.2% - 16.2% (10.1%)	Decrease
	359	Cost
	117	Other(3)
	4	Indicative Dealer Quotes		50.8% - 50.8% (50.8%)	Increase
Equity/Other	737	Waterfall	EBITDA Multiple	0.1x - 16.0x (6.1x)	Increase
	111	Discounted Cash Flow	Discount Rate	7.3% - 25.0% (9.8%)	Decrease
	5	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
	22	Other(3)
	2	Cost
Total	$13,972
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2022, the aggregate amount outstanding of senior securities issued by the Company was $8,731. As of December 31, 2022, the Company’s asset coverage was 180%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2022 and 2021:

	As of December 31, 2022
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$131	$69	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	June 28, 2023
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	285	15	June 2, 2026
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	242	8	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	472	28	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	244	56	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,260(5)	2,383(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$8,731	$2,559
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of December 31, 2022, there was $200 term loan outstanding at SOFR+1.90% and $85 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €260 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD32 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.74 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £39 has been converted to U.S dollars at an exchange rate of £1.00 to $1.21 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD112 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.68 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2022, $12 of such letters of credit have been issued.
(7)As of December 31, 2022, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $388, $452, $442, $446, $255, $888, $334, $421 and $606, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2022, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.
(9)As of June 16, 2021, the Company assumed all of FSKR’s obligations under its notes and credit facilities, and FSKR’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	As of December 31, 2021
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$150	$50	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	June 28, 2022
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(3)	300	—	January 2, 2025
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	250	—	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	485	15	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	300	—	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	L+1.75% - 2.00%(1)(4) SONIA+0.0326%(1)(4)	2,647(5)	1,544(6)	December 23, 2025
4.750% Notes due 2022(7)	Unsecured Notes	4.75%	450	—	May 15, 2022
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400%Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$9,179	$1,609
____________
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
(7)As of December 31, 2021, the fair value of the 4.750% notes, the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, and the 3.125% notes was approximately $455, $421, $491, $492, $497, $276, $1,016 $395 and $747, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the years ended December 31, 2022, 2021 and 2020, the components of total interest expense for the Company's financing arrangements were as follows:

	Year Ended December 31,
	2022			2021			2020
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount	Total Interest Expense
Ambler Credit Facility(2)	$6	$0	$6	$2	$0	$2	$—	$—	$—
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	11	1	12	4	1	5	6	1	7
Darby Creek Credit Facility(2)	10	0	10	3	0	3	—	—	—
Dunlap Credit Facility(2)	19	0	19	6	0	6	—	—	—
Juniata River Credit Facility(2)	—	—	—	6	—	6	—	—	—
Locust Street Funding Credit Facility(2)	—	—	—	—	—	—	13	3	16
Meadowbrook Run Credit Facility(2)	9	0	9	4	0	4	—	—	—
Senior Secured Revolving Credit Facility(2)	106	4	110	38	3	41	41	3	44
4.750% Notes due 2022	6	0	6	21	1	22	21	0	21
5.000% Notes due 2022	—	—	—	11	—	11	12	—	12
4.625% Notes due 2024	19	1	20	19	1	20	19	1	20
1.650% Notes due 2024	8	2	10	2	0	2	—	—	—
4.125% Notes due 2025	19	1	20	19	2	21	19	3	22
4.250% Notes due 2025	20	(7)	13	11	(4)	7	—	—	—
8.625% Notes due 2025	22	2	24	22	1	23	15	1	16
3.400% Notes due 2026	34	5	39	35	4	39	2	0	2
2.625% Notes due 2027	11	1	12	6	0	6	—	—	—
3.250% Notes due 2027	15	2	17	—	—	—	—	—	—
3.125% Notes due 2028	23	1	24	5	0	5	—	—	—
CLO-1 Notes	13	1	14	8	0	8	10	0	10
Total	$351	$14	$365	$222	$9	$231	$158	$12	$170
___________
(1)Borrowings of each of the Company's wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2022 were $9,449 and 3.72%, respectively. As of December 31, 2022, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.78%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2021 were $6,380 and 3.45%, respectively. As of December 31, 2021, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.04%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2022 and December 31, 2021.
Ambler Credit Facility

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
The CCT Tokyo Funding Credit Facility provides for borrowings in an aggregate principal amount up to $300, including a $200 funded term loan and a $100M committed revolving credit facility. The end of the reinvestment period and the maturity date for the CCT Tokyo Funding Credit Facility are December 1, 2023 and June 2, 2026, respectively. CCT Tokyo Funding may elect to extend both the reinvestment period and maturity date by up to an additional one year to December 1, 2024 and June 2, 2027, respectively, subject to satisfaction of certain conditions. Advances under the CCT Tokyo Funding Credit Facility are subject to a borrowing base test.
Advances outstanding under the CCT Tokyo Funding Credit Facility bear interest at a rate equal to (i) for loans for which CCT Tokyo Funding elects the base rate option, the higher of (A) the “Prime Rate” (as publicly announced by SMBC), (B) the sum of (x) federal funds effective rate plus (y) 0.50%, (C) three-month term SOFR plus 1% per annum, and (D) —% plus an applicable margin of (x) 0.90% per annum in the case of term loan advances and (y) 1.05% per annum in the case of revolving advances, or (ii) for loans for which CCT Tokyo Funding elects the term SOFR option, the greater of (a) three-month term SOFR and (b) —%, plus an applicable margin of (x) 1.90% in the case of term loan advances and (y) 2.05% in the case of revolving advances. Effective November 14, 2022, through the end of the reinvestment period, CCT Tokyo Funding pays a non-usage fee of 0.50% per annum (based on the immediately preceding quarter's average usage) on the unused portion of the revolving credit facility.
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
Meadowbrook Run Credit Facility
On November 22, 2019, Meadowbrook Run LLC, or Meadowbrook Run, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or the Meadowbrook Run Credit Facility, with Morgan Stanley Senior Funding, Inc., or Morgan Stanley, as administrative agent, Wells Fargo, as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. The Meadowbrook Run Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate principal amount up to $300 on a committed basis. Meadowbrook Run may elect at one or more times, subject to certain conditions, including the consent of Morgan Stanley, to increase the maximum committed amount up to $400. The end of the reinvestment period and the maturity date for the Meadowbrook Run Credit Facility are February 22, 2023 and November 22, 2024, respectively. Borrowings under the Meadowbrook Run Credit Facility are subject to compliance with a borrowing base test.
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
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $4,655 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $2,320 of additional commitments. The Senior Secured Revolving Credit Facility provides for a sublimit for the issuance of letters of credit in an aggregate face amount of up to $400 (including commitments from certain lenders to issue letters of credit in an aggregate face amount of up to $175), in each case, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of December 31, 2022, $12 of such letters of credit have been issued.
Availability under the Senior Secured Revolving Credit Facility will terminate on May 17, 2026, or the Revolver Termination Date, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on May 17, 2027.
Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by JPMorgan, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) term SOFR plus 1% per annum) plus 0.75% and, (B) if the value of the borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.875%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to term SOFR plus 1.75% and (B) if the value of the borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to term SOFR plus 1.875%. The Company will pay a commitment fee of up to 0.375% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Senior Secured Revolving Credit Facility.
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
4.625% Notes due 2024

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
4.125% Notes due 2025
On November 20, 2019, the Company issued $425 aggregate principal amount of 4.125% notes due 2025, or the 4.125% notes. On December 17, 2019, the Company issued an additional $45 aggregate principal amount of the 4.125% notes due 2025. The 4.125% notes will mature on February 1, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 4.125% notes. The 4.125% notes bear interest at a rate of 4.125% per year, payable semi-annually.
4.250% Notes due 2025
As of June 16, 2021, the Company assumed $475 aggregate principal amount of 4.250% notes due 2025, or the 4.250% notes. The 4.250% notes will mature on February 14, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 4.250% notes. The 4.250% notes bear interest at a rate of 4.250% per year, payable semi-annually.
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
2.625% Notes due 2027
On June 17, 2021, the Company issued $400 aggregate principal amount of 2.625% notes due 2027, or the 2.625% notes. The 2.625% notes will mature on January 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2.625% notes bear interest at a rate of 2.625% per year, payable semi-annually.
3.250% Notes due 2027
On January 18, 2022, the Company issued $500 aggregate principal amount of 3.250% notes due 2027, or the 3.250% notes. The 3.250% notes will mature on July 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 3.250% notes bear interest at a rate of 3.250% per year, payable semi-annually.
1.650% Notes due 2024 and 3.125% Notes due 2028
On October 12, 2021, the Company issued $500 aggregate principal amount of its 1.650% notes due 2024, or the 1.650% notes and $750 aggregate principal amount of its 3.125% notes due 2028, or the 3.125% notes and together with the 4.625% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes and the 3.250% notes, the Unsecured Notes.
The 1.650% notes will mature on October 12, 2024 and the 3.125% notes will mature on October 12, 2028. The 1.650% notes and the 3.125% notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 1.650% notes bear interest at a rate of 1.650% per year, and the 3.125% notes bear interest at a rate of 3.125% per year, payable semi-annually.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

4.750% Notes due 2022
On April 30, 2015, the Company issued $275 aggregate principal amount of 4.750% notes due 2022, or the 4.750% notes. On July 26, 2019, the Company issued an additional $175 aggregate principal amount of the 4.750% notes due 2022. On April 15, 2022 the Company redeemed the 4.750% notes in full for 100% of the aggregate principal amount, plus the accrued and unpaid interest through, but excluding, April 15, 2022.
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
On December 22, 2020, the Issuer refinanced the CLO Transaction through a private placement of $383.7 of senior secured notes consisting of: (i) $281.4 of Class A-1R Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 1.85% per annum; (ii) $20.5 of Class A-2R Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 2.25% per annum; (iii) $32.4 of Class B-1R Senior Secured Floating Rate Notes, which bear interest at LIBOR plus 2.60% per annum; (iv) $17.4 of Class B-2R Senior Secured Fixed Rate Notes, which bear interest at 3.011% per annum; and (v) $32.0 of Class C-R Secured Deferrable Floating Rate Notes (the “Class C Notes”), which bear interest at LIBOR plus 3.10% per annum (collectively, the “CLO Reset Notes”). The Company holds 100% of the Class C Notes. The CLO Reset Notes are scheduled to mature on January 15, 2031 and the reinvestment period ends January 15, 2023. On the original closing date of the CLO Transaction, in consideration of the Company's transfer to the Issuer of the initial closing date loan portfolio, which included loans distributed to the Company by certain of the Company's wholly owned subsidiaries, the Issuer transferred to the Company a portion of the net cash proceeds received from the original sale of the CLO-1 Notes. To the extent that the fair market value of the initial closing date loan portfolio sold to the Issuer exceeds the cash purchase price paid by the Issuer in consideration of such loan portfolio, such excess will be deemed a capital contribution made by the Company to the Issuer in respect of the Membership Interests that the Company holds in the Issuer. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated statements of assets and liabilities. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2022, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$9.2
3Pillar Global Inc	24.9
48Forty Solutions LLC	10.6
Advanced Dermatology & Cosmetic Surgery	2.2
Advanced Dermatology & Cosmetic Surgery	3.6
Affordable Care Inc	28.4
Affordable Care Inc	11.4
Alacrity Solutions Group LLC	10.6
American Vision Partners	7.8
Amerivet Partners Management Inc	8.4
Amerivet Partners Management Inc	50.1
Arcfield Acquisition Corp	7.1
Arcos LLC/VA	4.5
AxiomSL Ltd	2.4
AxiomSL Ltd	2.3
Barbri Inc	9.1
BGB Group LLC	19.9
CFC Underwriting Ltd	5.7
Clarience Technologies LLC	25.3
Community Brands Inc	3.8
Community Brands Inc	1.9
Corsearch Intermediate Inc	4.4
CSafe Global	34.9
Dental Care Alliance Inc	1.7
DOC Generici Srl	2.3
Encora Digital Inc	19.4
Envirotainer Ltd	2.7
Excelitas Technologies Corp	1.0
Excelitas Technologies Corp	4.7
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	4.1
Galway Partners Holdings LLC	11.8
Galway Partners Holdings LLC	1.3
Gigamon Inc	9.3
Heniff Transportation Systems LLC	17.6
Higginbotham Insurance Agency Inc	6.0
HKA	0.2

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
HM Dunn Co Inc	2.0
Individual FoodService	4.7
Individual FoodService	1.4
iNova Pharmaceuticals (Australia) Pty Limited	2.2
Insight Global LLC	12.6
Insight Global LLC	26.8
J S Held LLC	5.2
J S Held LLC	19.2
Karman Space Inc	1.0
Lakefield Veterinary Group	35.2
Lakeview Farms Inc	10.8
Lakeview Farms Inc	2.3
Lexitas Inc	8.4
Lipari Foods LLC	27.3
Lloyd's Register Quality Assurance Ltd	12.6
Magna Legal Services LLC	2.2
Magna Legal Services LLC	5.2
Med-Metrix	25.0
Med-Metrix	7.8
Monitronics International Inc	23.9
Motion Recruitment Partners LLC	59.6
Net Documents	2.9
New Era Technology Inc	2.1
Novotech Pty Ltd	5.6
NPD Group Inc/The	0.9
Oxford Global Resources LLC	8.3
Oxford Global Resources LLC	4.1
PartsSource Inc	4.3
PartsSource Inc	22.7
Radwell International LLC/PA	6.9
Revere Superior Holdings Inc	1.7
Rise Baking Company	3.9
RSC Insurance Brokerage Inc	7.6
SAMBA Safety Inc	2.4
SavATree LLC	4.0
SavATree LLC	6.3
Source Code LLC	15.0
Spins LLC	16.5
Spins LLC	7.9
Summit Interconnect Inc	9.4
Sungard Availability Services Capital Inc	1.2
Sweeping Corp of America Inc	4.7
Time Manufacturing Co	14.8
Version1 Software Ltd	2.4
VetCor Professional Practices LLC	10.9

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
VetCor Professional Practices LLC	4.9
Wealth Enhancement Group LLC	3.3
Wealth Enhancement Group LLC	2.1
Woolpert Inc	3.7
Worldwise Inc	15.5
Worldwise Inc	6.8
Zendesk Inc	14.4
Zendesk Inc	6.0
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.1
Asset Based Finance
Byrider Finance LLC, Structured Mezzanine	6.8
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Jet Edge International LLC, Term Loan	0.7
Total	$952.4
Unfunded equity/other commitments	$475.3
_____________
(1)May be commitments to one or more entities affiliated with the named company.

As of December 31, 2022, the Company’s debt commitments are comprised of $411.9 revolving credit facilities and $540.5 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(21.3). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of December 31, 2022, $12 of such letters of credit have been issued.
As of December 31, 2022, the Company also has an unfunded commitment to provide $560.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2022 and December 31, 2021.

Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 11. Senior Securities Asset Coverage

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2018	$3,397	2.23	—	N/A
2019	$4,195	1.92	—	N/A
2020	$4,042	1.77	—	N/A
2021	$9,179	1.84	—	N/A
2022	$8,731	1.80	—	N/A
_______________
(1)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.
(2)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(3)Not applicable because senior securities are not registered for public trading on an exchange.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:

	Year Ended December 31,
	2022	2021	2020	2019	2018
Per Share Data:(1)
Net asset value, beginning of period	$27.17	$25.02	$30.54	$31.35	$37.20
Results of operations(2)
Net investment income (loss)	3.05	2.76	2.66	3.16	3.28
Net realized gain (loss) and unrealized appreciation (depreciation)	(2.74)	4.28	(5.85)	(1.27)	(5.73)
Net increase (decrease) in net assets resulting from operations	0.31	7.04	(3.19)	1.89	(2.45)
Stockholder distributions(3)
Distributions from net investment income	(2.66)	(2.47)	(2.56)	(3.04)	(3.40)
Distributions from net realized gain on investments	—	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	(2.66)	(2.47)	(2.56)	(3.04)	(3.40)
Capital share transactions
Issuance of common stock(4)	—	(2.20)	—	—	0.00
Repurchases of common stock(5)	0.07	0.01	0.23	0.34	0.16
Deduction of deferred costs(6)(7)	—	(0.23)	—	—	(0.16)
Net increase (decrease) in net assets resulting from capital share transactions	0.07	(2.42)	0.23	0.34	—
Net asset value, end of period	$24.89	$27.17	$25.02	$30.54	$31.35
Per share market value, end of period	$17.50	$20.94	$16.56	$24.52	$20.72
Shares outstanding, end of period	281,731,750	284,543,091	123,755,965	126,581,766	132,869,685
Total return based on net asset value(8)	1.40%	18.47%	(9.69)%	7.14%	(6.56)%
Total return based on market value(9)	(4.61)%	41.45%	(19.73)%	33.80%	(20.15)%
Ratio/Supplemental Data:
Net assets, end of period	$7,012	$7,730	$3,096	$3,866	$4,166
Ratio of net investment income to average net assets(10)	11.42%	10.36%	10.44%	10.09%	9.15%
Ratio of total operating expenses to average net assets(10)	10.96%	9.35%	9.71%	9.09%	8.57%
Ratio of net operating expenses to average net assets(10)	10.17%	8.82%	9.71%	9.09%	8.44%
Portfolio turnover	28.61%	49.82%	32.95%	38.49%	19.92%
Total amount of senior securities outstanding, exclusive of treasury securities	$8,731	$9,179	$4,042	$4,195	$3,397
Asset coverage per unit(11)	1.80	1.84	1.77	1.92	2.23
_______________
(1)The share information utilized to determine per share data has been retroactively adjusted to reflect the Reverse Stock Split discussed in Note 3. Per share data may be rounded in order to recompute the ending net asset value per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)During the year ended December 31, 2021, the issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the 2021 Merger at the fair value of FSK’s common stock issued based on the shares outstanding resulting from the 2021 Merger. During the year ended December 31, 2018, the issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the Company’s distribution reinvestment plan. The issuance of common stock at a price that is greater than the net asset value per share results in an increase in net asset value per share. The per share impact of the Company's distribution reinvestment plan was an increase to the net asset value of less than $0.01 per share during the year ended December 31, 2018.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 12. Financial Highlights (continued)

(5)Represents the incremental impact of the Company’s respective share repurchase programs by buying shares in the open market at a price lower than net asset value per share for each of the years presented.
(6)Represents the impact on NAV of merger accounting by the permanent write-off of the Company’s deferred merger costs and FSKR’s deferred costs and prepaid assets as well as the mark-to-market of FSKR’s 4.25% Notes.
(7)As a result of the purchase price allocation for the 2018 Merger, the Company permanently wrote off approximately $22 of deferred costs and prepaid assets from CCT's balance sheet.
(8)The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company's common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable period and do not represent an actual return to stockholders.
(9)The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(10)Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2022, 2021, 2020, 2019 and 2018:
(11)

	Year Ended December 31,
	2022	2021	2020	2019	2018
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	—	—
Ratio of subordinated income incentive fees to average net assets	1.31%	0.83%	—	1.40%	1.16%
Ratio of interest expense to average net assets	4.82%	4.10%	5.36%	4.19%	3.75%
Ratio of excise taxes to average net assets	0.25%	0.21%	0.32%	0.17%	0.31%
(12)Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

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

Note 14. Subsequent Events
Burholme Prime Brokerage Facility
On January 25, 2023, Burholme Funding entered into an eighth amendment to the Burholme Prime Brokerage Facility with BNP Paribas Prime Brokerage International, Ltd., or BNPP to amend the interest rate on borrowings thereunder from LIBOR plus 1.25% per annum to SOFR plus 1.35% per annum. Interest remains payable monthly in arrears.
Darby Creek Credit Facility
On February 23, 2023, Darby Creek entered into an Eleventh Amendment (the “Eleventh Amendment to the Darby Creek Credit Facility”) to the Darby Creek Credit Facility, with Deutsche Bank AG, New York Branch, as facility agent, each of the lenders from time to time party thereto, the other agents parties thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian.
The Eleventh Amendment to the Darby Creek Credit Facility, among other things, (i) extended the end of the revolving period from February 26, 2023 to April 26, 2023, (ii) converted the applicable benchmark for calculating interest thereunder for borrowings in U.S. dollars from LIBOR to Term SOFR and (iii) increased the margin over the applicable benchmark that would be charged after the revolving period to 2.90% per annum, plus Term SOFR (or the relevant reference rate for any foreign currency borrowings).
Dunlap Credit Facility
On February 23, 2023, Dunlap Funding entered into Amendment No. 15 (“Amendment No. 15 to the Dunlap Credit Facility”) to the Dunlap Credit Facility with Deutsche Bank AG, New York Branch, as facility agent, each of the lenders from time to time party thereto, the other agents parties thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian.
Amendment No. 15 to the Dunlap Credit Facility, among other things, (i) extended the end of the revolving period from February 26, 2023 to April 26, 2023 (ii) converted the applicable benchmark for calculating interest thereunder for borrowings in U.S. dollars from LIBOR to Term SOFR and (iii) increased the margin over the applicable benchmark that would be charged after the revolving period to 2.90% per annum, plus Term SOFR (or the relevant reference rate for any foreign currency borrowings).

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 15. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2022 and 2021. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Investment income	$449	$411	$379	$396
Operating expenses
Net expenses and excise taxes	223	195	176	176
Net investment income	226	216	203	220
Realized and unrealized gain (loss)	(159)	(343)	(276)	5
Net increase (decrease) in net assets resulting from operations	$67	$(127)	$(73)	$225
Per share information-basic and diluted
Net investment income	$0.80	$0.76	$0.71	$0.77
Net increase (decrease) in net assets resulting from operations	$0.24	$(0.45)	$(0.26)	$0.79
Weighted average shares outstanding	282,680,262	283,175,526	283,876,365	284,323,542

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Investment income	$364	$360	$206	$151
Operating expenses
Net expenses and excise taxes	175	159	90	73
Net investment income	189	201	116	78
Realized and unrealized gain (loss)	(8)	69	749	121
Net increase (decrease) in net assets resulting from operations	$181	$270	$865	$199
Per share information-basic and diluted
Net investment income	$0.66	$0.71	$0.77	$0.63
Net increase (decrease) in net assets resulting from operations	$0.64	$0.95	$5.75	$1.61
Weighted average shares outstanding	284,866,835	285,124,920	150,356,079	123,755,965

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2022 and 2021. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
For the year ended December 31, 2022, 68.8% of distributions qualified as interest related dividends for FSK stockholders which are exempt from U.S. withholding tax applicable to non U.S. shareholders. For the year ended December 31, 2022, 92.5% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Attestation Report of the Registered Public Accounting Firm
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 65.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2022, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.    Other Information.
None.

PART III

We will file a definitive Proxy Statement for our 2023 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation.
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2023 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PCAOB ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: San Francisco, California

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

10.13
Eighth Amendment to Loan and Servicing Agreement, dated November 14, 2022, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 17, 2022).

10.14
Indenture, dated June 25, 2019, by and between FS KKR MM CLO 1 LLC and US Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019.)

10.15
Amended and Restated Indenture, dated December 22, 2020, by and between FS KKR MM CLO 1 LLC and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020.)

10.16
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

10.17
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

10.22
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

10.23
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

10.24
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

10.25
Tenth Amendment to Loan Financing and Servicing Agreement, dated December 28, 2021, by and among Darby Creek LLC, Deutsche Bank AG, New York Branch, as facility agent, and each of the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.26
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

10.27*
Eleventh Amendment to Loan Financing and Servicing Agreement, dated February 23, 2023, by and among Darby Creek LLC, Deutsche Bank AG, New York Branch, as facility agent, and each of the lenders from time to time party thereto.

10.28
Amendment No. 1 to Loan Financing and Servicing Agreement, dated as of February 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 2, 2015).

10.29
Amendment No. 2 to Loan Financing and Servicing Agreement, dated as of March 24, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on March 26, 2015).

10.30
Amendment No. 3 to Loan Financing and Servicing Agreement, dated as of May 1, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.29 to FS Investment Corporation III’s Annual Report on Form 10-K filed on March 11, 2016).

10.31
Amendment No. 4 to Loan Financing and Servicing Agreement, dated as of September 22, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.1 to FS Investment Corporation III’s Current Report on Form 8-K filed on September 24, 2015).

10.32
Amendment No. 5 to Loan Financing and Servicing Agreement, dated as of October 8, 2015, between Dunlap Funding LLC, as borrower, and Deutsche Bank AG, New York Branch, as administrative agent. (Incorporated by reference to Exhibit 10.31 to FS Investment Corporation III’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed on March 11, 2016).

10.33
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

10.34
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

10.35
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

10.36
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

10.37
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

10.38
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

10.39
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

10.40
Amendment No. 14 to Loan Financing and Servicing Agreement, dated December 28, 2021, by and among Dunlap Funding LLC, Deutsche Bank AG, New York Branch, as facility agent and as lender. (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.41
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

10.42*	Amendment No. 15 to Loan Financing and Servicing Agreement, dated February 23, 2023, by and among Dunlap Funding LLC, Deutsche Bank AG, New York Branch, as facility agent and as lender.

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

10.53*
Eighth Amendment Agreement, dated as of January 25, 2023, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding, LLC.

10.54
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

10.55
First Amendment to Loan and Security Agreement, dated December 28, 2021, by and among Ambler Funding LLC, Ally Bank and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.56
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

10.57
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

10.58
Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp. II, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.59
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

10.60*
Fourth Amendment to Loan and Servicing Agreement, dated November 28. 2022, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp., as the servicer, Morgan Stanley Bank, N.A., as the lender, and Morgan Stanley Senior Funding, Inc., as administrative agent.

10.61
Amendment No. 2, dated as of May 17, 2022, by and among FS KKR Capital Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2022).

21.1*	Subsidiaries of the Company.

23*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

FS KKR CAPITAL CORP.
Date: February 27, 2023	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 27, 2023	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 27, 2023	/s/ STEVEN LILLY
Steven Lilly
Chief Financial Officer
(Principal Financial Officer)

Date: February 27, 2023	/s/ WILLIAM GOEBEL
William Goebel
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 27, 2023	/s/ BARBARA ADAMS
Barbara Adams
Director

Date: February 27, 2023	/s/ BRIAN R. FORD
Brian R. Ford
Director

Date: February 27, 2023	/s/ RICHARD GOLDSTEIN
Richard Goldstein
Director

Date: February 27, 2023	/s/ MICHAEL J. HAGAN
Michael J. Hagan
Director

Date: February 27, 2023	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow
Director

Date: February 27, 2023	/s/ JEREL A. HOPKINS
Jerel A. Hopkins
Director

Date: February 27, 2023	/s/ OSAGIE IMASOGIE
Osagie Imasogie
Director

Date: February 27, 2023	/s/ JAMES H. KROPP
James H. Kropp
Director

Date: February 27, 2023	/s/ DANIEL PIETRZAK
Daniel Pietrzak
Director

Date: February 27, 2023	/s/ ELIZABETH SANDLER
Elizabeth Sandler
Director