Form 10-Q
period 2023-03-31
FS KKR Capital Corp
filed 2023-05-05
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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
There were 280,066,433 shares of the registrant’s common stock outstanding as of April 30, 2023.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$12,395 and $12,566, respectively)	$11,861	$12,026
Non-controlled/affiliated investments (amortized cost—$556 and $575, respectively)	439	443
Controlled/affiliated investments (amortized cost—$3,232 and $3,173, respectively)	2,977	2,908
Total investments, at fair value (amortized cost—$16,183 and $16,314, respectively)	$15,277	$15,377
Cash	245	248
Foreign currency, at fair value (cost—$5 and $3, respectively)	5	3
Receivable for investments sold and repaid	205	212
Income receivable	275	227
Unrealized appreciation on foreign currency forward contracts	21	25
Deferred financing costs	23	23
Prepaid expenses and other assets	7	9
Total assets	$16,058	$16,124
Liabilities
Payable for investments purchased	$—	$14
Debt (net of deferred financing costs of $32 and $34, respectively)(1)	8,678	8,694
Unrealized depreciation on foreign currency forward contracts	1	1
Stockholder distributions payable	196	192
Management fees payable	58	59
Subordinated income incentive fees payable(2)	46	27
Administrative services expense payable	7	6
Interest payable	74	90
Other accrued expenses and liabilities	15	29
Total liabilities	$9,075	$9,112
Commitments and contingencies(3)
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 281,731,750 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,578	9,610
Retained earnings (accumulated deficit)(4)	(2,595)	(2,598)
Total stockholders' equity	$6,983	$7,012
Total liabilities and stockholders' equity	$16,058	$16,124
Net asset value per share of common stock at period end	$24.93	$24.89
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

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Investment income
From non-controlled/unaffiliated investments:
Interest income	$305	$241
Paid-in-kind interest income	23	18
Fee income	5	27
Dividend and other income	19	8
From non-controlled/affiliated investments:
Interest income	3	10
Paid-in-kind interest income	9	11
Fee income	—	2
Dividend and other income	—	5
From controlled/affiliated investments:
Interest income	19	10
Paid-in-kind interest income	10	14
Fee income	—	0
Dividend and other income	63	50
Total investment income	456	396

Operating expenses
Management fees	58	62
Subordinated income incentive fees(1)	46	40
Administrative services expenses	3	4
Accounting and administrative fees	1	1
Interest expense(2)	114	77
Other general and administrative expenses	5	7
Total operating expenses	227	191
Incentive fee waiver(1)	—	(15)
Net expenses	227	176
Net investment income	229	220

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(58)	(26)
Non-controlled/affiliated investments	0	(6)
Controlled/affiliated investments	—	—
Net realized gain (loss) on foreign currency forward contracts	3	5
Net realized gain (loss) on foreign currency	1	1
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	5	(40)
Non-controlled/affiliated investments	16	30
Controlled/affiliated investments	10	37
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(4)	1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations (continued)
(in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Net change in unrealized gain (loss) on foreign currency	$(3)	$3
Total net realized and unrealized gain (loss)	(30)	5
Net increase (decrease) in net assets resulting from operations	$199	$225

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.71	$0.79
Weighted average shares outstanding	280,919,460	284,323,542
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company's financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(in millions)

	Three Months Ended
	March 31,
	2023	2022
Operations
Net investment income (loss)	$229	$220
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(54)	(26)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	27	28
Net change in unrealized gain (loss) on foreign currency	(3)	3
Net increase (decrease) in net assets resulting from operations	199	225
Stockholder distributions(2)
Distributions to stockholders	(196)	(179)
Net decrease in net assets resulting from stockholder distributions	(196)	(179)
Capital share transactions(3)
Repurchases of common stock	(32)	(9)
Net increase (decrease) in net assets resulting from capital share transactions	(32)	(9)
Total increase (decrease) in net assets	(29)	37
Net assets at beginning of period	7,012	7,730
Net assets at end of period	$6,983	$7,767
_______________
(1)See Note 7 for a discussion of these financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(in millions)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$199	$225
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(270)	(2,068)
Paid-in-kind interest	(28)	(34)
Proceeds from sales and repayments of investments	386	1,673
Net realized (gain) loss on investments	58	32
Net change in unrealized (appreciation) depreciation on investments	(31)	(27)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	4	(1)
Accretion of discount	(15)	(29)
Amortization of deferred financing costs and discount	4	3
Unrealized (gain)/loss on borrowings in foreign currency	4	(6)
(Increase) decrease in receivable for investments sold and repaid	7	(289)
(Increase) decrease in income receivable	(48)	(23)
(Increase) decrease in prepaid expenses and other assets	2	—
Increase (decrease) in payable for investments purchased	(14)	31
Increase (decrease) in management fees payable	(1)	2
Increase (decrease) in subordinated income incentive fees payable	19	6
Increase (decrease) in administrative services expense payable	1	2
Increase (decrease) in interest payable	(16)	(4)
Increase (decrease) in other accrued expenses and liabilities	(14)	(13)
Net cash provided by (used in) operating activities	247	(520)
Cash flows from financing activities
Repurchases of common stock	(32)	(9)
Stockholder distributions	(192)	(176)
Borrowings under financing arrangements(1)	360	1,613
Repayments of financing arrangements(1)	(382)	(907)
Deferred financing costs paid	(2)	(9)
Net cash provided by (used in) financing activities	(248)	512
Total increase (decrease) in cash	(1)	(8)
Cash, and foreign currency at beginning of period	251	377
Cash, and foreign currency at end of period	$250	$369
Supplemental disclosure
Non-cash purchases of investments	$(19)	$(242)
Non-cash sales of investments	$19	$242

Local and excise taxes paid	$19	$11
______________
(1)See Note 9 for a discussion of the Company’s financing arrangements. During the three months ended March 31, 2023 and 2022, the Company paid $126 and $78, respectively, in interest expense on the financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—133.5%
3Pillar Global Inc	(v)	Software & Services	SF+600	0.8%	11/23/26		$0.6	$0.6	$0.6
3Pillar Global Inc	(i)(k)(l)	Software & Services	SF+600	0.8%	11/23/27		95.1	94.2	92.3
3Pillar Global Inc	(v)	Software & Services	SF+600	0.8%	11/23/27		6.6	6.6	6.4
3Pillar Global Inc	(x)	Software & Services	SF+600	0.8%	11/23/26		8.6	8.6	8.3
3Pillar Global Inc	(x)	Software & Services	SF+600	0.8%	11/23/27		24.0	24.0	23.3
48Forty Solutions LLC	(f)(k)(l)(t)(v)	Commercial & Professional Services	SF+550	1.0%	11/30/26		182.2	180.8	180.6
48Forty Solutions LLC	(v)	Commercial & Professional Services	SF+550	1.0%	11/30/26		1.1	1.1	1.1
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+550	1.0%	11/30/26		9.6	9.6	9.5
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Financial Services	9.0%		11/18/23		88.6	64.8	37.5
Accuride Corp	(aa)(l)	Capital Goods	L+525	1.0%	11/17/23		8.9	8.5	7.1
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/27		46.2	44.7	45.5
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF+650	1.0%	5/7/26		3.6	3.6	3.5
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF+650	1.0%	5/7/27		2.2	2.2	2.2
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	933.6	106.2	87.7
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.1	9.6
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	SF+450, 1.3% PIK (1.3% Max PIK)	0.8%	8/2/28		$56.4	56.1	55.7
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+450, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		12.8	12.8	12.7
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+450, 1.3% PIK (1.3% Max PIK)	0.8%	8/2/28		25.7	25.7	25.3
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/27		4.9	4.7	4.7
Alacrity Solutions Group LLC	(m)(v)	Insurance	L+525	0.8%	12/22/28		28.3	27.9	27.4
Alacrity Solutions Group LLC	(x)	Insurance	L+525	0.8%	12/22/27		5.9	5.9	5.7
Alera Group Intermediate Holdings Inc	(m)	Insurance	SF+600	0.8%	10/2/28		9.1	9.1	8.9
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+600	0.8%	10/2/28		22.5	22.5	21.8
American Vision Partners	(v)	Health Care Equipment & Services	SF+575	0.8%	9/30/26		3.1	3.1	3.0
American Vision Partners	(i)(v)	Health Care Equipment & Services	SF+575	0.8%	9/30/27		74.1	73.5	71.5
American Vision Partners	(v)	Health Care Equipment & Services	SF+575	0.8%	9/30/27		38.6	38.6	37.3
American Vision Partners	(x)	Health Care Equipment & Services	SF+575	0.8%	9/30/26		4.7	4.7	4.5
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		113.6	112.7	109.5
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		8.4	8.4	8.1
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		48.8	48.8	47.0
Apex Group Limited	(aa)(m)(w)	Financial Services	L+375	0.5%	7/27/28		2.5	2.5	2.4
Apex Group Limited	(aa)(v)(w)	Financial Services	E+400	0.0%	7/27/28		€2.0	2.3	2.1
Arcfield Acquisition Corp	(i)(t)	Capital Goods	L+575	0.8%	3/10/28		$40.2	39.9	39.6
Arcfield Acquisition Corp	(x)	Capital Goods	L+575	0.8%	3/10/27		7.1	7.1	7.0
Arcos LLC/VA	(m)	Software & Services	L+575	1.0%	3/31/28		12.3	12.1	11.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	4/20/27		$4.5	$4.5	$4.1
Ardonagh Group Ltd	(v)(w)	Insurance	SA+725	0.8%	7/14/26		£0.8	1.0	1.0
Ardonagh Group Ltd	(v)(w)	Insurance	E+725	1.0%	7/14/26		€19.0	19.3	20.3
Ardonagh Group Ltd	(v)(w)	Insurance	SF+700	0.8%	7/14/26		$9.9	9.3	9.7
Ardonagh Group Ltd	(w)(x)	Insurance	SF+700	0.8%	7/14/26		9.9	9.9	9.7
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.6	31.3	28.5
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.1
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	L+750	1.0%	9/1/26		$55.6	55.6	55.6
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	L+575	1.0%	12/3/27		34.6	34.1	33.8
AxiomSL Ltd	(x)	Software & Services	L+575	1.0%	12/3/25		2.5	2.5	2.4
AxiomSL Ltd	(x)	Software & Services	L+575	1.0%	12/3/27		2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(m)(t)	Consumer Services	SF+575	0.8%	4/28/28		61.3	57.7	60.9
Barbri Inc	(v)	Consumer Services	SF+575	0.8%	4/28/28		29.9	29.9	29.7
Barbri Inc	(k)(l)	Consumer Services	SF+575	0.8%	4/28/28		34.7	34.4	34.4
Barbri Inc	(v)	Consumer Services	SF+575	0.8%	4/28/28		5.6	5.6	5.5
Barbri Inc	(x)	Consumer Services	SF+575	0.8%	4/28/28		9.1	9.1	9.1
Belk Inc	(aa)(ac)(v)	Consumer Discretionary Distribution & Retail	L+750	1.0%	7/31/25		21.9	21.8	18.7
Belk Inc	(aa)(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		72.1	42.3	12.5
BGB Group LLC	(f)(i)(k)(l)(m)(t)	Media & Entertainment	L+575	1.0%	8/16/27		110.8	110.0	107.3
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27		19.9	19.9	19.3
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26		75.0	74.4	70.2
Caldic BV	(aa)(v)(w)	Consumer Discretionary Distribution & Retail	E+350	0.0%	2/4/29		€0.8	0.9	0.9
Caldic BV	(aa)(m)(w)	Consumer Discretionary Distribution & Retail	SF+375	0.5%	2/26/29		$1.4	1.4	1.4
Careismatic Brands Inc	(v)	Health Care Equipment & Services	SF+675	1.0%	3/9/25		15.0	15.0	15.0
Careismatic Brands Inc	(x)	Health Care Equipment & Services	SF+675	1.0%	3/9/25		15.0	15.0	15.0
CFC Underwriting Ltd	(w)(x)	Insurance	SA+550, 0.0% PIK (2.8% Max PIK)	0.0%	5/16/29		£4.7	5.7	5.7
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+575	0.8%	12/1/27		$0.1	0.1	0.1
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28		19.2	19.2	19.5
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF+575	0.8%	12/1/27		0.9	0.9	0.9
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26		293.2	284.3	287.7
Clarience Technologies LLC	(x)	Capital Goods	SF+625	1.0%	12/13/24		25.4	25.3	25.0
Community Brands Inc	(v)	Software & Services	SF+575	0.8%	2/24/28		32.6	32.1	31.5
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28		3.9	3.8	3.7
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28		1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	9/27/25		15.0	14.5	15.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28	$30.1	$28.6	$29.9
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28	4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	SF+625	1.0%	12/23/27	186.4	181.2	186.5
CSafe Global	(v)	Capital Goods	SF+625	1.0%	12/23/27	£27.1	35.8	33.5
CSafe Global	(m)(v)	Capital Goods	SF+625	1.0%	8/13/28	$11.8	11.8	11.8
CSafe Global	(x)	Capital Goods	SF+625	0.8%	12/23/26	34.9	34.9	34.7
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	136.8	133.2	134.5
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28	€23.1	22.5	24.6
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28	0.1	—	0.1
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28	2.3	2.3	2.2
Element Materials Technology Group US Holdings Inc	(aa)(m)(w)	Commercial & Professional Services	SF+425	0.5%	6/22/29	$1.4	1.4	1.4
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29	€0.3	0.4	0.4
Encora Digital Inc	(v)	Commercial & Professional Services	L+550	0.8%	12/20/28	$19.6	19.3	18.9
Encora Digital Inc	(v)	Commercial & Professional Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/20/28	65.1	64.0	62.6
Envirotainer Ltd	(w)(x)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.7
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	$0.9	0.9	0.9
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	1.7	1.7	1.6
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	1.4	1.4	1.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	3.1	3.1	3.0
Follett Software Co	(f)(k)(l)(t)	Software & Services	SF+575	0.8%	8/31/28	73.5	72.9	72.5
Follett Software Co	(x)	Software & Services	SF+575	0.8%	8/31/27	9.9	9.9	9.7
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	81.5	78.2	82.3
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+600	0.8%	10/29/28	79.7	78.6	77.3
Foundation Risk Partners Corp	(x)	Insurance	SF+600	0.8%	10/29/27	7.0	6.9	6.8
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	1.0%	6/24/23	7.5	7.5	7.5
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	87.8	87.8	84.6
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26	18.3	18.2	17.8
Galway Partners Holdings LLC	(v)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	2.6	2.4	2.5
Galway Partners Holdings LLC	(k)(l)(m)(t)(v)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	110.8	109.2	108.9
Galway Partners Holdings LLC	(x)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	9.4	9.4	9.2
Galway Partners Holdings LLC	(x)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	1.3	1.3	1.3
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27	155.4	154.2	148.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/9/29		$168.4	$167.0	$164.7
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28		9.3	9.3	9.1
Gracent LLC	(v)	Health Care Equipment & Services	SF+550	1.0%	2/28/27		25.8	26.5	22.1
Gracent LLC	(v)(y)(z)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27		23.5	22.9	9.1
Greystone Equity Member Corp	(v)(w)	Financial Services	L+725	3.8%	4/1/26		194.8	185.6	187.2
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/24		3.5	3.3	3.4
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	SF+575	1.0%	12/3/26		134.9	129.2	132.7
Heniff Transportation Systems LLC	(v)	Transportation	SF+625	1.0%	12/3/26		19.0	18.3	18.7
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/24		14.3	14.3	14.1
Hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27		98.3	94.4	99.3
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26		6.6	6.6	6.6
Higginbotham Insurance Agency Inc	(v)	Insurance	L+525	0.8%	11/25/26		7.0	6.6	6.9
Higginbotham Insurance Agency Inc	(x)	Insurance	L+550	0.8%	11/25/26		3.7	3.7	3.7
HKA	(m)(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		4.4	4.3	4.3
HKA	(w)(x)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		0.2	0.2	0.2
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		35.3	35.3	35.3
HM Dunn Co Inc	(ad)(x)	Capital Goods	L+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		2.0	2.0	2.0
Individual FoodService	(s)(v)	Capital Goods	SF+625	1.0%	11/22/25		103.8	100.7	103.4
Individual FoodService	(x)	Capital Goods	SF+625	1.0%	11/22/24		4.8	4.7	4.7
Individual FoodService	(x)	Capital Goods	SF+625	1.0%	11/22/25		1.1	1.1	1.1
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€88.8	102.3	94.0
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$24.5	24.5	24.8
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	3.5	2.2	2.2
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$202.7	201.1	197.7
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/27		21.1	21.1	20.5
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/28		26.8	26.8	26.2
Integrity Marketing Group LLC	(v)	Insurance	L+602	0.8%	8/27/25		124.1	124.1	122.5
J S Held LLC	(f)(i)(s)(v)	Insurance	L+550	1.0%	7/1/25		124.9	123.0	122.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		12.8	12.7	12.6
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25		26.6	26.6	26.2
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25		1.3	1.3	1.2
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		17.4	17.4	17.1
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26		180.6	173.3	177.9
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25		87.7	85.1	86.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25	$4.7	$4.5	$4.6
Karman Space Inc	(x)	Capital Goods	L+700	1.0%	12/21/25	0.8	0.8	0.8
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+600	1.0%	11/7/26	368.0	358.5	339.2
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30	€7.8	8.0	8.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30	0.6	0.7	0.6
Lakefield Veterinary Group	(f)(i)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28	$108.9	108.2	104.6
Lakefield Veterinary Group	(x)	Health Care Equipment & Services	SF+550	0.8%	11/23/28	34.3	34.3	33.0
Lakeview Farms Inc	(l)(m)(v)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27	76.0	74.5	73.8
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27	3.9	3.9	3.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27	10.8	10.8	10.5
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27	2.8	2.8	2.8
Lexitas Inc	(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29	0.8	0.8	0.8
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29	132.8	130.0	131.8
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29	7.6	7.6	7.5
Lionbridge Technologies Inc	(f)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	119.4	116.1	120.2
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	97.3	96.0	97.3
Lipari Foods LLC	(x)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	26.0	26.0	26.0
Lloyd's Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+575, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	£5.7	7.4	6.9
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+575, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	9.3	12.6	12.4
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	$23.0	22.8	22.9
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.1
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/29	0.6	0.6	0.6
Matchesfashion Ltd	(v)(w)(y)(z)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	13.3	12.2	2.8
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	55.8	55.1	54.8
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	139.6	131.9	137.2
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	71.9	71.9	70.7
Medallia Inc	(m)(v)	Software & Services	L+325, 3.3% PIK (3.3% Max PIK)	0.8%	10/29/28	210.7	208.7	204.8
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+600	1.0%	9/15/27	56.0	55.6	56.5
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	25.0	25.0	25.3
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(m)(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	132.0	126.6	116.2
Monitronics International Inc	(aa)(f)(v)(y)(z)	Commercial & Professional Services	L+750	1.3%	3/29/24	18.6	17.7	7.7
Monitronics International Inc	(v)	Commercial & Professional Services	L+600	1.5%	7/3/24	54.3	52.7	50.5
Monitronics International Inc	(x)	Commercial & Professional Services	L+600	1.5%	7/3/24	15.7	15.7	14.6
Motion Recruitment Partners LLC	(f)(i)(v)	Commercial & Professional Services	SF+650	1.0%	12/20/25	63.8	63.8	63.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Motion Recruitment Partners LLC	(t)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	$54.5	$51.3	$54.4
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	4.7	4.5	4.7
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	12/22/25	59.6	59.6	59.5
NBG Home	(v)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	6/30/23	26.1	26.1	26.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	63.2	57.2	23.4
NBG Home	(x)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	6/30/23	1.0	1.0	1.0
NCI Inc	(ad)(v)	Software & Services	SF+750 PIK (SF+750 Max PIK)	1.0%	8/15/28	29.2	29.5	29.2
Net Documents	(v)	Software & Services	SF+625	1.0%	6/30/27	33.0	32.8	32.0
Net Documents	(v)	Software & Services	SF+625	1.0%	6/30/27	0.3	0.3	0.3
Net Documents	(x)	Software & Services	SF+625	1.0%	6/30/27	2.7	2.7	2.6
New Era Technology Inc	(i)(l)(t)(v)	Software & Services	SF+625	1.0%	10/31/26	34.2	32.8	33.7
New Era Technology Inc	(v)	Software & Services	SF+625	1.0%	10/31/26	3.5	3.5	3.5
New Era Technology Inc	(i)(t)	Software & Services	SF+625	1.0%	10/31/26	16.7	16.7	16.5
New Era Technology Inc	(x)	Software & Services	SF+625	1.0%	10/31/26	1.2	1.2	1.2
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	5.7	5.6	5.5
Omnimax International Inc	(f)(i)(k)(l)(m)(v)	Capital Goods	SF+850	1.0%	10/8/26	174.0	167.4	165.1
One Call Care Management Inc	(aa)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	4.9	4.7	3.7
Oxford Global Resources LLC	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	87.3	86.6	87.7
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	3.1	3.1	3.1
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	7.3	7.3	7.3
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	4.6	4.6	4.6
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	8.0	8.0	8.0
Parts Town LLC	(m)(t)(v)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28	100.1	99.3	97.1
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/21/26	1.0	0.9	0.9
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28	64.9	64.3	63.2
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/21/26	3.3	3.3	3.2
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28	22.9	22.7	22.3
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	108.3	107.4	106.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	62.4	60.1	64.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	153.1	148.2	156.2
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+550 PIK (SF+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	34.3	34.2	34.6
PSKW LLC (dba ConnectiveRx)	(i)(l)(m)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26	291.0	282.6	291.0
Pure Fishing Inc	(aa)(v)	Consumer Durables & Apparel	L+450	0.0%	12/22/25	33.6	33.1	20.9
Radwell International LLC/PA	(v)	Capital Goods	SF+675	0.8%	4/1/28	0.9	0.9	0.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Radwell International LLC/PA	(m)	Capital Goods	SF+653	0.8%	4/1/29		$1.0	$1.0	$1.0
Radwell International LLC/PA	(i)(k)(l)(t)	Capital Goods	SF+675	0.8%	4/1/29		91.9	91.9	92.5
Radwell International LLC/PA	(x)	Capital Goods	SF+675	0.8%	4/1/28		6.0	6.0	6.0
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(s)(v)	Health Care Equipment & Services	L+625	0.0%	3/2/26		105.1	100.5	69.8
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26		33.4	32.8	33.0
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26		3.2	3.2	3.2
Rise Baking Company	(v)	Food, Beverage & Tobacco	SF+650	1.0%	8/13/27		0.7	0.6	0.6
Rise Baking Company	(l)(m)(v)	Food, Beverage & Tobacco	SF+650	1.0%	8/13/27		28.5	27.9	27.7
Rise Baking Company	(x)	Food, Beverage & Tobacco	SF+650	1.0%	8/13/27		4.6	4.6	4.5
RSC Insurance Brokerage Inc	(i)(k)(l)(s)(v)	Insurance	SF+550	0.8%	10/30/26		239.4	234.0	235.3
RSC Insurance Brokerage Inc	(v)	Insurance	SF+550	0.8%	10/30/26		4.8	4.7	4.7
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	10/30/26		3.0	3.0	2.9
Safe-Guard Products International LLC	(f)	Financial Services	L+500	0.5%	1/27/27		0.1	0.1	0.1
SAMBA Safety Inc	(m)	Software & Services	L+525	1.0%	9/1/27		6.0	6.0	6.0
SAMBA Safety Inc	(v)	Software & Services	L+525	1.0%	9/1/27		0.6	0.6	0.6
SAMBA Safety Inc	(x)	Software & Services	L+525	1.0%	9/1/27		1.8	1.8	1.8
SavATree LLC	(v)	Consumer Services	L+525	0.8%	10/12/28		6.1	6.0	6.0
SavATree LLC	(x)	Consumer Services	L+525	0.8%	10/12/28		3.4	3.4	3.3
SavATree LLC	(x)	Consumer Services	L+525	0.8%	10/12/28		6.3	6.3	6.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25		57.2	8.9	0.3
SitusAMC Holdings Corp	(k)(l)(t)	Real Estate Management & Development	L+550	0.8%	12/22/27		55.0	54.6	53.6
Solina France SASU	(m)(v)(w)	Food, Beverage & Tobacco	SF+650	0.0%	7/31/28		19.5	18.9	19.4
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	L+550	0.8%	3/17/26		32.5	30.9	31.0
Source Code LLC	(k)(l)(t)	Software & Services	SF+650	1.0%	6/30/27		52.6	51.8	51.6
Source Code LLC	(x)	Software & Services	SF+650	1.0%	6/30/27		15.3	15.0	15.0
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27		68.0	65.3	68.0
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		16.5	16.5	16.5
Spotless Brands LLC	(v)	Consumer Services	SF+650	1.0%	7/25/28		12.4	12.2	12.1
Spotless Brands LLC	(x)	Consumer Services	SF+675	1.0%	7/25/28		18.7	18.4	18.4
Staples Canada	(v)(w)	Consumer Discretionary Distribution & Retail	C+700	1.0%	9/12/24	C$	29.2	22.8	22.0
Summit Interconnect Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		$136.2	135.2	128.6
Summit Interconnect Inc	(x)	Capital Goods	SF+600	1.0%	9/22/28		9.4	9.4	8.9
Sungard Availability Services Capital Inc	(v)(y)(z)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		4.0	3.7	0.3
Sungard Availability Services Capital Inc	(v)(y)(z)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		2.1	2.0	—
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		72.0	70.1	71.5
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		3.1	3.0	3.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		$2.6	$2.6	$2.6
Tangoe LLC	(ab)(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		179.5	166.2	148.6
Tangoe LLC	(m)(s)(v)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		4.7	4.7	3.2
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	18.9	22.1
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(ad)(v)(w)(y)	Automobiles & Components					37.3	40.1	4.0
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		$10.0	8.3	6.1
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		46.1	46.1	45.2
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		45.9	45.7	44.9
TIBCO Software Inc	(aa)(v)	Software & Services	SF+450	0.5%	3/30/29		39.9	36.6	36.4
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.2	44.4	42.3
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		5.4	5.4	5.1
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.7	14.4	13.9
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		$16.7	16.7	15.6
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.3	31.7
Transaction Services Group Ltd	(f)(v)(w)	Software & Services	L+550	0.0%	10/14/26		$126.2	123.0	123.9
Ultra Electronics Holdings PLC	(aa)(m)(w)	Capital Goods	L+350	0.5%	8/6/29		1.8	1.8	1.7
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	E+325	0.0%	8/6/29		€1.4	1.6	1.4
Version1 Software Ltd	(v)(w)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£1.1	1.3	1.3
Version1 Software Ltd	(w)(x)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€1.1	1.1	1.1
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		$88.8	88.0	89.1
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		0.7	0.6	0.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		3.8	3.8	3.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		6.7	6.6	6.7
Warren Resources Inc	(ad)(v)	Energy	SF+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		18.7	18.0	18.7
Wealth Enhancement Group LLC	(v)(w)	Financial Services	SF+600	1.0%	10/4/27		3.8	3.8	3.8
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+600	1.0%	10/4/27		2.4	2.4	2.4
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+600	1.0%	10/29/27		2.1	2.1	2.1
Woolpert Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	L+600	1.0%	4/5/28		90.8	85.1	86.2
Woolpert Inc	(v)	Capital Goods	L+600	1.0%	4/5/28		68.3	68.3	64.9
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28		3.7	3.7	3.5
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		46.0	45.8	42.3
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		7.4	7.4	6.8
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28		15.5	15.5	14.3
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28		6.8	6.8	6.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zendesk Inc	(m)(v)	Software & Services	SF+700, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	$58.1	$57.6	$58.0
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	6.0	6.0	6.0
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	14.5	14.4	14.5
Total Senior Secured Loans—First Lien							10,518.9	10,203.9
Unfunded Loan Commitments							(883.5)	(883.5)
Net Senior Secured Loans—First Lien							9,635.4	9,320.4

Senior Secured Loans—Second Lien—16.8%
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26	23.6	21.9	23.6
Apex Group Limited	(v)(w)	Financial Services	L+675	0.5%	7/27/29	55.0	54.0	53.3
Belk Inc	(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	10.0% PIK (10.0% Max PIK)		7/31/25	28.9	4.2	—
Caldic BV	(v)(w)	Consumer Discretionary Distribution & Retail	SF+725	0.5%	2/25/30	40.0	39.0	39.0
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/26	13.5	12.8	13.5
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.2	40.4
Ellucian Inc	(v)	Software & Services	L+800	1.0%	10/9/28	179.2	171.3	181.1
Miami Beach Medical Group LLC	(v)(y)	Health Care Equipment & Services			6/14/28	5.0	3.6	2.7
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25	16.3	15.7	13.3
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	37.4	28.2	—
OEConnection LLC	(f)(v)	Software & Services	SF+700	0.5%	9/25/27	76.1	75.7	73.5
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	175.0	166.5	176.8
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	130.4	124.9	130.4
Pure Fishing Inc	(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	100.0	95.5	54.3
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	297.6	303.0
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	4.0	3.4
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.1	2.6
Wittur Holding GmbH	(v)(w)(y)(z)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	10/4/27	113.4	122.5	64.3
Total Senior Secured Loans—Second Lien							1,282.7	1,175.2
Unfunded Loan Commitments							(3.1)	(3.1)
Net Senior Secured Loans—Second Lien							1,279.6	1,172.1

Other Senior Secured Debt—1.5%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/29/23	$59.0	42.3	0.9
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.8	77.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
One Call Care Management Inc	(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	$25.6	$23.9	$18.8
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	1.0	0.8	0.9
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	9.2
Total Other Senior Secured Debt							152.0	106.8

Subordinated Debt—4.0%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	1.0	1.0	0.9
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	31.3	17.7	31.3
Covis Finco Sarl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26	20.0	20.0	20.0
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	70.1	68.7	67.3
Encora Digital Inc	(v)	Commercial & Professional Services	9.8% PIK (9.8% Max PIK)		12/13/29	23.8	23.2	22.6
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€135.2	26.9	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	152.6	99.4	—
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				$9.9	8.9	9.1
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				40.3	32.0	33.0
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+725	0.5%	1/31/30	62.9	61.1	58.7
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+900 PIK (L+900 Max PIK)	0.5%	1/31/31	61.8	60.1	57.6
Total Subordinated Debt							419.0	300.5
Unfunded Debt Commitments							(20.0)	(20.0)
Net Subordinated Debt							399.0	280.5

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—25.5%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				8,516,891	$14.0	$5.2
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$58.9	57.1	58.9
Abacus JV, Private Equity	(v)(w)	Insurance				47,045,141	46.1	49.2
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Financial Services				3,869,291	4.5	3.5
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				130,473,039	131.4	144.2
Australis Maritime, Common Stock	(v)(w)	Transportation				53,622,786	52.3	53.7
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				34,170,655	34.2	34.5
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services				405,023,756	44.6	35.5
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	SF+393	0.0%	11/8/27	11,300,000	11.3	11.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components				54,407	$—	$—
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26	5,000,000	5.0	3.9
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	L+900	1.0%	11/3/25	$125.0	119.6	125.6
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	L+900	1.0%	11/3/25	$12.0	12.0	12.1
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	L+900	1.0%	11/3/25	$36.1	36.1	36.2
Capital Automotive LP, Private Equity	(v)(w)	Equity Real Estate Investment Trusts (REITs)				21,640,936	23.7	31.1
Capital Automotive LP, Structured Mezzanine	(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28	$41.9	41.2	41.9
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$462.5	309.4	238.8
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$16.7	13.6	16.7
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$12.2	9.8	12.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.4	1.1	1.4
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				6,305,388	7.3	7.2
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				9,625,411	9.6	9.8
Global Lending Services LLC, Private Equity	(v)(w)(y)	Financial Services				13,864,865	13.9	14.1
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				4,471,509	4.4	4.5
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0% PIK (11.0% Max PIK)		3/20/30	$10.5	10.5	10.5
Jet Edge International LLC, Term Loan	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$72.0	72.0	74.2
Jet Edge International LLC, Term Loan	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	0.7	0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			$99.4	98.6	99.4
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)(y)	Capital Goods				49,011,924	49.0	49.8
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$39.1	39.1	16.2
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				89,453,083	89.5	98.7
KKR Residential Opportunities I LLC, Private Equity	(v)(y)	Real Estate Management & Development				19,576,347	19.6	20.4
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Financial Services				14,180,166	14.2	13.9
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	20.6
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				81,818,354	81.8	80.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services	18.3%		1/25/27	$8.3	$2.5	$3.7
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate Management & Development	10.0%		4/1/26	$56.9	56.9	54.1
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	7.3	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$55.5	53.7	39.6
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Financial Services				220,778,388	236.5	254.8
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.3	2.3
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Financial Services				23,500,000	23.5	23.6
Total Asset Based Finance							1,953.0	1,815.3
Unfunded commitments							(36.8)	(36.8)
Net Asset Based Finance							1,916.2	1,778.5

Credit Opportunities Partners JV, LLC —20.0%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Financial Services				$1,637.3	1,571.7	1,396.6
Credit Opportunities Partners JV, LLC							1,571.7	1,396.6

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.5%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.6
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	4.0
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	49.1
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	2.2
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	11.7
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	14.0	13.1
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	23.4
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493	262.2	230.7
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	5.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	$4.0	$9.0
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				5,578	9.9	38.5
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	6.7
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	0.0	2.1
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	4.4
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	3.6
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	3.9
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.7	33.3
Fox Head Inc, Common Stock	(j)(v)	Consumer Durables & Apparel				10,000,000	2.9	—
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.2
Galaxy Universal LLC, Common Stock	(n)(y)	Consumer Durables & Apparel				228,806	35.5	—
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				7,701,195	4.6	1.8
Gracent LLC, NP-1 Common Stock	(n)(y)	Health Care Equipment & Services				1,000,000	4.2	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	6.2
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	—	0.0
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	16.6
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.0
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.4
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	6.3% PIK (12.5% Max PIK)		2/15/28	15,279	204.6	147.9
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,942,724	8.0	8.2
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	5.2
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	84.5	143.6
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	3.3
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)	0.0%		67,825,135	63.8	64.5
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.4	—
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	19.1
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	0.0	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	$6.4	$—
One Call Care Management Inc, Common Stock	(v)(y)	Health Care Equipment & Services				34,872	2.1	1.3
One Call Care Management Inc, Preferred Stock A	(v)(y)	Health Care Equipment & Services				371,992	22.8	17.7
One Call Care Management Inc, Preferred Stock B	(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				589,656	0.6	0.3
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	10.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	139.5
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	1.9
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.7
Sequel Youth & Family Services LLC, Class R Common Stock	(n)(y)	Health Care Equipment & Services				900,000	—	—
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.1	—
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.1
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		133,186,150	127.4	129.8
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				683,240,044	7.2	6.8
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	1.2
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	23.5
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	1.6
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	0.3
Total Equity/Other							1,228.7	1,222.2
TOTAL INVESTMENTS—218.8%							$16,182.6	15,277.1
LIABILITIES IN EXCESS OF OTHER ASSETS—(118.8%)								(8,294.1)
NET ASSETS—100.0%								$6,983.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at March 31, 2023	Unrealized Appreciation (Depreciation)
AUD	10/21/2024	JP Morgan Chase Bank	A$	8.3	Sold	$5.2	$5.6	$(0.4)
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.2	Sold	1.5	1.5	0.0
CAD	7/5/2023	JP Morgan Chase Bank	C$	1.9	Sold	1.5	1.4	0.1
CAD	7/5/2023	JP Morgan Chase Bank	C$	1.4	Sold	1.1	1.0	0.1
CAD	9/13/2024	JP Morgan Chase Bank	C$	2.1	Sold	1.6	1.6	0.0
CAD	11/15/2024	JP Morgan Chase Bank	C$	4.0	Sold	3.2	2.9	0.3
CAD	11/18/2024	JP Morgan Chase Bank	C$	1.5	Sold	1.1	1.1	0.0
EUR	2/23/2024	JP Morgan Chase Bank	€	27.6	Sold	32.0	30.3	1.7
EUR	8/8/2025	JP Morgan Chase Bank	€	4.8	Sold	5.7	5.3	0.4
EUR	8/8/2025	JP Morgan Chase Bank	€	1.9	Sold	2.3	2.2	0.1
GBP	10/13/2023	JP Morgan Chase Bank	£	6.2	Sold	8.5	7.7	0.8
GBP	11/25/2024	JP Morgan Chase Bank	£	1.4	Sold	1.7	1.7	0.0
GBP	11/25/2024	JP Morgan Chase Bank	£	3.4	Sold	4.1	4.2	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.7	Sold	2.1	2.1	0.0
GBP	11/25/2024	JP Morgan Chase Bank	£	5.0	Sold	6.0	6.2	(0.2)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.9	Sold	2.3	2.4	(0.1)
NOK	8/8/2025	JP Morgan Chase Bank	NOK	45.0	Sold	4.8	4.4	0.4
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0	Sold	60.1	49.3	10.8
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5	Sold	4.1	3.4	0.7
SEK	5/10/2024	JP Morgan Chase Bank	SEK	68.0	Sold	8.1	6.7	1.4
SEK	5/10/2024	JP Morgan Chase Bank	NOK	250.0	Sold	26.3	24.5	1.8
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3	Sold	13.3	11.8	1.5
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8	Sold	3.1	2.7	0.4
Total						$199.7	$180.0	$19.7

_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2023, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.19%, the Euro Interbank Offered Rate, or EURIBOR, was 3.04%, Canadian Dollar Offer Rate, or CDOR was 5.03%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 3.77%, the Reykjavik Interbank Offered Rate, or REIBOR or "R", was 8.25%, the Stockholm Interbank Offered Rate, or STIBOR or "SR", was 3.36%, the Sterling Interbank Offered Rate, or SONIA or "SA", was 4.18%, the Secured Overnight Financing Rate, or SOFR, was 4.91% and the U.S. Prime Lending Rate, or Prime, was 8.00%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company's financial instruments.
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
As of March 31, 2023
(in millions, except share amounts)

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
(w)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2023, 76.1% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company's fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of March 31, 2023.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of March 31, 2023:
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$53.1	$2.9	$(1.5)	$—	$0.7	$55.2	$1.3	$0.2	$—	$—
Belk Inc	8.8	0.9	(1.3)	0.2	3.9	12.5	—	—	—	—
Belk Inc	19.4	—	—	—	(0.7)	18.7	0.7	—	—	—
Constellis Holdings LLC	15.0	0.1	—	—	(0.1)	15.0	0.6	—	—	—
Sungard Availability Services Capital Inc(4)	0.5	—	(5.8)	—	5.3	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	2.0	—	(2.0)	—	—	—	—	—	—	—
ThermaSys Corp	8.6	—	—	—	(2.5)	6.1	—	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	3.3	—	—	—	(3.3)	—	—	—	—	—
Constellis Holdings LLC	13.5	—	—	—	—	13.5	0.6	—	—	—
Sungard Availability Services Capital Inc(4)	—	—	(13.5)	—	13.5	—	—	—	—	—
Asset Based Finance
Home Partners JV 2, Structured Mezzanine	10.2	0.3	—	—	—	10.5	—	0.3	—	—
Home Partners JV 2, Private Equity	0.2	—	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	5.0	—	—	—	(0.5)	4.5	—	—	—	—
Equity/Other
Affordable Care Inc, Preferred Stock	49.9	—	—	—	(0.8)	49.1	—	1.4	—	—
athenahealth Inc, Preferred Stock	231.2	—	—	—	(0.5)	230.7	—	7.2	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	4.8	—	—	—	1.9	6.7	—	—	—	—
Constellis Holdings LLC, Private Equity	6.3	—	—	—	(2.4)	3.9	—	—	—	—
Fronton BV, Common Stock	1.0	—	—	—	0.2	1.2	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	1.1	—	—	—	0.8	1.9	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Total	$443.4	$4.2	$(24.1)	$0.2	$15.5	$439.2	$3.2	$9.1	$—	$—
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
(3)Interest, PIK, fee and dividend income presented for the full three months ended March 31, 2023.
(4)The Company held this investment as of March 31, 2023 but it was not deemed to be an “affiliated person” of the portfolio company as of March 31, 2023.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2023, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" and deemed to "control". During the three months ended March 31, 2023, the Company disposed of investments in portfolio companies of which it was deemed to be an "affiliated person" and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	$3.9	$—	$—	$—	$0.1	$4.0	$—	$—	$—	$—
ATX Networks Corp	40.6	15.8	(0.8)	—	—	55.6	1.4	—	—	—
HM Dunn Co Inc	35.6	—	(0.3)	—	—	35.3	1.0	—	—	—
HM Dunn Co Inc	—	—	—	—	—	—	—	—	—	—
NCI Inc	28.1	0.8	—	—	0.3	29.2	(0.3)	0.9	—	—
Production Resource Group LLC	152.5	4.6	(0.3)	—	(0.6)	156.2	4.8	2.1	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	68.1	0.9	(0.7)	—	(0.5)	67.8	1.9	0.5	—	—
Production Resource Group LLC	31.3	0.3	(0.4)	—	(0.1)	31.1	0.8	0.2	—	—
Warren Resources Inc	18.6	0.2	—	—	(0.1)	18.7	0.8	—	—	—
Other Senior Secured Debt
JW Aluminum Co	78.1	0.1	—	—	(1.2)	77.0	2.0	—	—	—
Subordinated Debt
ATX Networks Corp	21.9	9.3	—	—	0.1	31.3	0.3	0.6	—	—
Hilding Anders	—	—	—	—	—	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	0.5	—	—	—
Hilding Anders	—	—	—	—	—	—	0.1	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	58.9	0.1	—	—	(0.1)	58.9	1.2	0.4	—	—
801 5th Ave, Seattle, Private Equity	6.3	—	—	—	(1.1)	5.2	—	—	—	—
Avenue One PropCo, Private Equity	31.0	4.1	—	—	(0.6)	34.5	—	—	—	—
Avida Holding AB, Common Stock	42.6	—	—	—	(7.1)	35.5	—	—	—	—
Kilter Finance, Preferred Stock	99.5	—	—	—	(0.1)	99.4	3.7	—	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	44.4	4.6	—	—	0.8	49.8	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	4.3	9.9	—	—	(0.3)	13.9	—	—	—	0.3
My Community Homes PropCo 2, Private Equity	79.0	—	(2.5)	—	4.0	80.5	—	—	—	—
Prime St LLC, Private Equity	—	—	(0.1)	—	0.1	—	—	—	—	—
Prime St LLC, Structured Mezzanine	43.5	—	—	—	(3.9)	39.6	0.8	0.8	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	261.2	0.1	—	—	(6.5)	254.8	—	—	—	5.1
Credit Opportunities Partners JV, LLC
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Credit Opportunities Partners JV, LLC	$1,428.3	$—	$—	$—	$(31.7)	$1,396.6	$—	$—	$—	$57.5
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	29.2	8.2	—	—	1.1	38.5	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	5.0	—	—	—	—	5.0	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	9.0	—	—	—	—	9.0	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	16.9	—	—	—	(0.3)	16.6	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.4	—	—	—	—	2.4	—	—	—	—
JW Aluminum Co, Preferred Stock	112.5	4.5	—	—	30.9	147.9	0.1	4.5	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	20.2	—	—	—	(1.1)	19.1	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	105.7	—	—	—	33.8	139.5	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Warren Resources Inc, Common Stock	29.2	—	—	—	(5.7)	23.5	—	—	—	—
Total	$2,908.4	$63.5	$(5.1)	$—	$10.2	$2,977.0	$19.1	$10.0	$—	$62.9
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
(3)Interest, PIK, fee and dividend income presented for the full three months ended March 31, 2023.
(4)The Company held this investment as of March 31, 2023 but it was not deemed to be an “control” of the portfolio company as of March 31, 2023.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—132.3%
3Pillar Global Inc	(i)(k)(l)(v)	Software & Services	L+600	0.8%	11/23/27		$101.0	$100.2	$96.7
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/26		9.2	9.2	8.8
3Pillar Global Inc	(x)	Software & Services	L+600	0.8%	11/23/27		24.9	24.9	23.8
48Forty Solutions LLC	(f)(k)(l)(t)(v)	Commercial & Professional Services	SF+550	1.0%	11/30/26		182.7	181.2	177.8
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+550	1.0%	11/30/26		10.6	10.6	10.3
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Diversified Financials	9.0%		11/18/23		95.5	69.9	52.5
Accuride Corp	(aa)(l)	Capital Goods	L+525	1.0%	11/17/23		8.9	8.4	7.6
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	L+650	1.0%	5/7/27		46.3	44.7	45.6
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+650	1.0%	5/7/27		2.2	2.2	2.2
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	L+650	1.0%	5/7/26		3.6	3.6	3.5
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	933.6	106.1	86.0
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.1	9.2
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$53.6	53.3	52.5
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		1.4	1.4	1.4
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		28.4	28.4	27.8
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		11.4	11.4	11.2
Alacrity Solutions Group LLC	(v)	Insurance	L+525	0.8%	12/22/28		28.4	28.0	27.3
Alacrity Solutions Group LLC	(x)	Insurance	L+525	0.8%	12/22/27		10.8	10.6	10.4
Alera Group Intermediate Holdings Inc	(m)	Insurance	SF+600	0.8%	10/2/28		9.2	9.1	8.7
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+600	0.8%	10/2/28		22.5	22.5	21.4
American Vision Partners	(i)(v)	Health Care Equipment & Services	L+575	0.8%	9/30/27		113.0	112.5	109.1
American Vision Partners	(x)	Health Care Equipment & Services	L+575	0.8%	9/30/26		7.8	7.8	7.5
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		95.4	94.5	91.8
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		17.2	17.2	16.6
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		8.4	8.4	8.1
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		50.1	50.1	48.2
Apex Group Limited	(aa)(v)(w)	Diversified Financials	L+375	0.5%	7/27/28		2.5	2.5	2.4
Apex Group Limited	(aa)(v)(w)	Diversified Financials	E+400	0.0%	7/27/28		€2.0	2.3	2.0
Arcfield Acquisition Corp	(i)(t)	Capital Goods	L+575	0.8%	3/10/28		$40.3	39.9	39.4
Arcfield Acquisition Corp	(x)	Capital Goods	L+575	0.8%	3/10/27		7.1	7.1	6.9
Arcos LLC/VA	(m)	Software & Services	L+575	1.0%	3/31/28		12.3	12.2	11.4
Arcos LLC/VA	(x)	Software & Services	L+575	1.0%	4/20/27		4.5	4.5	4.2
Ardonagh Group Ltd	(v)(w)	Insurance	SA+700	0.8%	7/14/26		£0.8	1.0	0.9
Ardonagh Group Ltd	(v)(w)	Insurance	E+700	1.0%	7/14/26		€19.0	19.3	20.2
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	42.6	31.1	29.0
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		3.1	2.2	2.1
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	L+750	1.0%	9/1/26		$40.6	40.6	40.6
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	L+600	1.0%	12/3/27		34.7	34.1	33.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/25	$2.5	$2.4	$2.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/27	2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(m)(t)	Consumer Services	L+575	0.8%	4/28/28	61.5	57.7	61.0
Barbri Inc	(k)(l)(v)	Consumer Services	L+575	0.8%	4/28/28	70.3	70.0	69.7
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/28/28	9.1	9.1	9.1
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25	21.9	21.8	19.4
Belk Inc	(aa)(ac)(v)(y)(z)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	71.0	42.5	8.8
BGB Group LLC	(f)(i)(k)(l)(m)(t)	Media & Entertainment	L+575	1.0%	8/16/27	111.1	110.3	108.4
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27	19.9	19.9	19.5
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26	75.0	74.4	70.3
Caldic BV	(aa)(v)(w)	Retailing	E+350	0.0%	2/4/29	€0.8	0.9	0.8
Caldic BV	(aa)(v)(w)	Retailing	SF+375	0.5%	2/26/29	$1.4	1.4	1.4
CFC Underwriting Ltd	(w)(x)	Insurance	SA+550, 0.0% PIK (2.8% Max PIK)	0.0%	5/16/29	£4.7	5.7	5.7
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24	$7.5	4.8	3.7
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26	294.0	284.6	287.9
Clarience Technologies LLC	(x)	Capital Goods	SF+625	1.0%	12/13/24	25.4	25.3	24.9
Community Brands Inc	(v)	Software & Services	SF+575	0.8%	2/24/28	32.7	32.1	31.6
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28	3.9	3.8	3.7
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28	1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24	15.0	14.4	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28	30.1	28.5	29.8
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28	4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27	186.8	181.5	186.8
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27	£27.2	35.9	32.8
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28	$11.8	11.8	11.8
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26	34.9	34.9	34.7
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	135.4	131.7	132.7
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	1.7	1.7	1.6
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28	€23.1	22.5	24.1
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28	2.4	2.3	2.2
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29	0.3	0.4	0.4
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	SF+425	0.5%	6/22/29	$1.4	1.4	1.4
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/20/28	65.1	63.9	61.7
Encora Digital Inc	(x)	Software & Services	L+550	0.8%	12/20/28	19.6	19.4	18.6
Envirotainer Ltd	(w)(x)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.6
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	$1.3	1.3	1.3
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	1.0	1.0	1.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	$4.7	$4.7	$4.6
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	73.7	73.1	72.1
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	9.9	9.9	9.7
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	83.9	80.5	84.7
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(v)	Insurance	SF+625	0.8%	10/29/27	2.9	2.8	2.8
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+600	0.8%	10/29/28	79.9	78.8	78.1
Foundation Risk Partners Corp	(x)	Insurance	SF+625	0.8%	10/29/27	4.1	4.1	4.0
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	1.0%	6/24/23	7.5	7.5	7.5
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	88.0	88.0	85.3
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26	21.5	21.4	21.2
Galway Partners Holdings LLC	(k)(l)(m)(t)(v)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	111.1	109.4	109.7
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.8	11.8
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	1.3	1.3	1.3
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	L+625	1.0%	6/18/27	156.4	155.1	146.5
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/9/29	170.4	168.9	163.2
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	8.9
Gracent LLC	(v)	Health Care Equipment & Services	SF+550	1.0%	2/28/27	25.9	26.6	22.1
Gracent LLC	(v)(y)(z)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27	22.9	22.6	11.4
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26	194.8	185.0	188.7
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	SF+575	1.0%	12/3/26	135.7	129.8	131.3
Heniff Transportation Systems LLC	(v)	Transportation	SF+625	1.0%	12/3/26	19.1	18.4	18.5
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/24	17.8	17.6	17.2
Hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	99.0	94.8	99.8
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26	4.4	4.4	4.4
Higginbotham Insurance Agency Inc	(v)	Insurance	L+525	0.8%	11/25/26	7.0	6.6	7.0
Higginbotham Insurance Agency Inc	(x)	Insurance	L+550	0.8%	11/25/26	6.0	6.0	6.0
HKA	(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	4.4	4.3	4.2
HKA	(w)(x)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	0.2	0.2	0.2
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	35.6	35.6	35.6
HM Dunn Co Inc	(ad)(x)	Capital Goods	L+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	2.0	2.0	2.0
Individual FoodService	(m)(s)	Capital Goods	SF+625	1.0%	11/22/25	69.4	66.1	68.7
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/25	5.2	5.2	5.2
Individual FoodService	(m)(v)	Capital Goods	SF+625	1.0%	11/22/25	16.7	16.7	16.6
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/25	5.4	5.4	5.4
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/25	6.9	6.9	6.8
Individual FoodService	(x)	Capital Goods	SF+625	1.0%	11/22/24	4.8	4.7	4.7
Individual FoodService	(x)	Capital Goods	SF+625	1.0%	11/22/25	1.4	1.4	1.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€88.8	$102.1	$91.3
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$25.6	25.7	26.0
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	3.5	2.2	2.2
Insight Global LLC	(v)	Commercial & Professional Services	L+600	0.8%	9/22/27		$8.4	8.4	8.2
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28		203.3	201.5	197.0
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27		12.6	12.6	12.2
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/28		26.8	26.8	26.0
Integrity Marketing Group LLC	(v)	Insurance	L+602	0.8%	8/27/25		124.4	124.4	122.4
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25		103.0	101.0	101.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		8.9	8.7	8.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		22.2	22.2	22.0
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25		24.8	24.8	24.6
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25		5.2	5.2	5.2
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		19.2	19.2	19.0
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26		181.8	174.1	181.3
Karman Space Inc	(m)(v)	Capital Goods	L+700	1.0%	12/21/25		51.1	48.9	49.7
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25		4.5	4.3	4.4
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25		37.1	36.6	36.1
Karman Space Inc	(x)	Capital Goods	L+700	1.0%	12/21/25		1.0	1.0	0.9
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+600	1.0%	11/7/26		268.9	259.5	244.6
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+600	1.0%	11/7/26		84.6	84.1	77.0
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+600	1.0%	11/7/26		15.4	15.3	14.0
Lakefield Veterinary Group	(f)(i)(v)	Health Care Equipment & Services	L+550	0.8%	11/23/28		108.3	107.6	103.8
Lakefield Veterinary Group	(x)	Health Care Equipment & Services	L+550	0.8%	11/23/28		35.2	35.2	33.7
Lakeview Farms Inc	(l)(m)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		31.2	29.6	30.2
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		4.5	4.5	4.3
Lakeview Farms Inc	(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		45.0	45.0	43.6
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		10.8	10.8	10.5
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		2.3	2.3	2.2
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29		133.1	130.2	131.1
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29		8.4	8.4	8.3
Lionbridge Technologies Inc	(f)(k)(m)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25		122.7	119.0	123.4
Lipari Foods LLC	(f)(i)(v)	Food & Staples Retailing	SF+650	1.0%	10/31/28		96.0	94.6	94.9
Lipari Foods LLC	(x)	Food & Staples Retailing	SF+650	1.0%	10/31/28		27.3	27.3	27.0
Lloyd's Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+575, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28		£5.7	7.4	6.7
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+575, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28		9.3	12.6	12.3
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29		$18.5	18.2	18.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	9/30/28		2.2	2.2	2.1
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/29		5.2	5.2	5.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Matchesfashion Ltd	(v)(w)(y)(z)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	$13.3	$12.2	$4.8
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	268.0	259.2	263.6
Medallia Inc	(v)	Software & Services	L+325, 3.3% PIK (3.3% Max PIK)	0.8%	10/29/28	207.8	205.8	203.0
Med-Metrix	(i)(t)(v)	Software & Services	L+600	1.0%	9/15/27	56.1	56.1	56.6
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	25.0	25.0	25.3
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(m)(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/26	164.4	157.1	139.8
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+750	1.3%	3/29/24	18.6	17.7	12.5
Monitronics International Inc	(v)	Commercial & Professional Services	L+600	1.5%	7/3/24	46.1	44.3	42.3
Monitronics International Inc	(x)	Commercial & Professional Services	L+600	1.5%	7/3/24	23.9	23.9	21.9
Motion Recruitment Partners LLC	(f)(i)(v)	Commercial & Professional Services	SF+650	1.0%	12/20/25	64.0	64.0	63.6
Motion Recruitment Partners LLC	(m)(t)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	59.4	55.8	59.0
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	12/22/25	59.6	59.6	59.2
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	75.9	69.9	21.2
NCI Inc	(ad)(v)	Software & Services	L+750 PIK (L+750 Max PIK)	1.0%	8/15/28	28.1	28.7	28.1
Net Documents	(v)	Software & Services	SF+625	1.0%	6/30/27	33.0	32.8	32.0
Net Documents	(x)	Software & Services	L+625	1.0%	6/30/27	3.0	2.9	2.9
New Era Technology Inc	(i)(l)(m)(t)	Software & Services	L+625	1.0%	10/31/26	51.1	49.4	50.2
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26	2.6	2.5	2.5
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	2.1	2.1	2.1
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	5.7	5.6	5.5
NPD Group Inc/The	(v)	Consumer Services	SF+575	0.8%	12/1/27	0.1	0.1	0.1
NPD Group Inc/The	(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28	19.2	19.2	19.2
NPD Group Inc/The	(x)	Consumer Services	SF+575	0.8%	12/1/27	0.9	0.9	0.9
Omnimax International Inc	(f)(i)(k)(l)(m)(v)	Capital Goods	SF+850	1.0%	10/8/26	183.6	176.6	175.0
One Call Care Management Inc	(aa)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	4.9	4.7	4.1
Oxford Global Resources LLC	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	94.5	93.7	94.1
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	3.5	3.5	3.5
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	8.3	8.3	8.3
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	4.1	4.1	4.1
Parts Town LLC	(t)(v)	Retailing	L+550	0.8%	11/1/28	37.1	36.8	35.9
Parts Town LLC	(v)	Retailing	L+550	0.8%	11/1/28	63.2	62.7	61.1
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28	65.1	64.5	62.9
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/21/26	4.3	4.3	4.1
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28	22.9	22.7	22.1
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	108.3	107.4	105.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	62.7	59.9	64.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	149.6	143.9	152.5
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	34.4	34.3	34.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
PSKW LLC (dba ConnectiveRx)	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26		$291.8	$282.8	$291.8
Pure Fishing Inc	(aa)(v)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		33.7	33.2	22.6
Radwell International LLC/PA	(v)	Capital Goods	SF+653	0.8%	4/1/29		1.0	1.0	1.0
Radwell International LLC/PA	(i)(k)(l)(t)	Capital Goods	SF+675	0.8%	4/1/29		92.1	92.1	92.1
Radwell International LLC/PA	(x)	Capital Goods	SF+675	0.8%	4/1/28		6.9	6.9	6.9
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26		106.1	101.1	84.2
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26		33.5	32.9	33.5
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26		1.5	1.5	1.5
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26		1.7	1.7	1.7
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		1.4	1.3	1.3
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		28.5	28.0	27.4
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		3.9	3.9	3.7
RSC Insurance Brokerage Inc	(i)(k)(l)(m)(s)(v)	Insurance	SF+550	0.8%	10/30/26		240.0	234.3	236.0
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	10/30/26		7.7	7.6	7.6
Safe-Guard Products International LLC	(f)	Diversified Financials	L+500	0.5%	1/27/27		0.1	0.1	0.1
SAMBA Safety Inc	(m)	Software & Services	L+525	1.0%	9/1/27		6.1	6.0	6.0
SAMBA Safety Inc	(x)	Software & Services	L+525	1.0%	9/1/27		2.4	2.4	2.4
SavATree LLC	(v)	Consumer Services	L+525	0.8%	10/12/28		5.5	5.5	5.4
SavATree LLC	(x)	Consumer Services	L+525	0.8%	10/12/28		4.0	4.0	3.9
SavATree LLC	(x)	Consumer Services	L+525	0.8%	10/12/28		6.3	6.3	6.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25		57.2	8.9	0.3
SitusAMC Holdings Corp	(k)(l)(t)	Real Estate	L+550	0.8%	12/22/27		55.2	54.7	53.2
Solina France SASU	(m)(v)(w)	Food, Beverage & Tobacco	SF+650	0.0%	7/31/28		40.0	38.8	39.1
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	L+550	0.8%	3/17/26		33.6	31.9	32.2
Source Code LLC	(k)(l)(t)	Software & Services	SF+650	1.0%	6/30/27		52.8	51.9	51.3
Source Code LLC	(x)	Software & Services	SF+650	1.0%	6/30/27		15.3	15.0	14.8
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27		68.2	65.4	68.2
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		16.5	16.5	16.5
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	C$	30.5	23.9	22.9
Summit Interconnect Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		$136.5	135.4	128.7
Summit Interconnect Inc	(x)	Capital Goods	SF+600	1.0%	9/22/28		9.4	9.4	8.9
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	11/30/23		2.0	2.0	2.0
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		6.1	5.8	0.5
Sungard Availability Services Capital Inc	(ac)(x)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	11/30/23		1.2	1.2	1.2
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		72.2	70.2	72.2
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.0	1.0	1.0
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		4.7	4.7	4.7
Tangoe LLC	(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		179.5	165.3	147.2
Tangoe LLC	(m)(s)(v)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		3.3	3.3	2.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity		Principal Amount(c)	Amortized Cost	Fair Value(d)
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	$18.9	$21.4
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(ad)(v)(w)(y)	Automobiles & Components					36.7	40.1	3.9
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		$9.7	8.3	8.6
ThreeSixty Group	(f)(m)(v)	Retailing	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		46.1	46.1	45.1
ThreeSixty Group	(m)(v)	Retailing	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		45.9	45.9	44.8
TIBCO Software Inc	(aa)(v)	Software & Services	SF+450	0.5%	3/30/29		39.9	36.4	35.7
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.4	44.5	42.7
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		7.3	7.3	6.9
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.7	14.4	13.8
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		$14.8	14.8	13.9
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.2	32.1
Transaction Services Group Ltd	(f)(v)(w)	Software & Services	L+550	0.0%	10/14/26		$126.2	122.9	123.5
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	L+375	0.5%	8/6/29		1.8	1.8	1.7
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	E+375	0.0%	8/6/29		€1.4	1.6	1.4
Version1 Software Ltd	(w)(x)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		2.4	2.4	2.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		$82.3	81.5	80.9
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		1.8	1.7	1.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		11.0	10.9	10.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		4.9	4.9	4.8
Warren Resources Inc	(ad)(v)	Energy	L+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		18.6	17.8	18.6
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	SF+600	1.0%	10/4/27		31.1	31.0	30.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/4/27		3.3	3.3	3.2
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/29/27		2.1	2.1	2.0
Woolpert Inc	(f)(k)(l)(m)(t)	Capital Goods	L+600	1.0%	4/5/28		91.0	85.1	88.6
Woolpert Inc	(v)	Capital Goods	L+600	1.0%	4/5/28		68.5	68.5	66.7
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28		3.7	3.7	3.6
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		26.3	26.3	24.4
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		20.0	19.8	18.5
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		7.4	7.4	6.8
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28		15.5	15.5	14.4
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28		6.8	6.8	6.3
Zendesk Inc	(v)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28		58.1	57.5	57.5
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28		14.5	14.4	14.4
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28		6.0	6.0	5.9
Total Senior Secured Loans—First Lien								10,515.6	10,186.5
Unfunded Loan Commitments								(908.1)	(908.1)
Net Senior Secured Loans—First Lien								9,607.5	9,278.4

Senior Secured Loans—Second Lien—17.0%
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+1,600 PIK (L+1,600 Max PIK)	1.0%	3/16/27	$13.5	$10.5	$3.4
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775		9/12/26	23.6	21.8	23.0
Apex Group Limited	(v)(w)	Diversified Financials	L+675	0.5%	7/27/29	55.0	54.0	51.7
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	28.2	4.2	3.3
Caldic BV	(v)(w)	Retailing	SF+725	0.5%	2/25/30	40.0	39.0	38.2
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/25	13.5	12.8	13.5
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29	44.8	42.2	40.6
Ellucian Inc	(v)	Software & Services	L+800	1.0%	10/9/28	179.2	170.9	177.5
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25	16.3	15.6	12.3
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	35.8	28.2	—
OEConnection LLC	(f)(v)	Software & Services	SF+700	0.5%	9/25/27	76.1	75.7	73.6
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	166.2	174.7
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	130.4	124.8	128.8
Pure Fishing Inc	(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	100.0	95.3	56.1
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	297.3	307.7
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	15.1	13.5	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750		10/1/29	€3.8	4.0	3.6
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750		10/1/29	2.3	3.1	2.8
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)		9/23/27	€113.4	122.5	86.1
Total Senior Secured Loans—Second Lien							1,302.3	1,197.6
Unfunded Loan Commitments							(3.1)	(3.1)
Net Senior Secured Loans—Second Lien							1,299.2	1,194.5

Other Senior Secured Debt—1.6%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/29/23	$59.0	42.3	0.9
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.7	78.1
One Call Care Management Inc	(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	25.6	23.9	20.9
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	1.0	0.8	0.8
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	9.1
Total Other Senior Secured Debt							151.9	109.8

Subordinated Debt—3.8%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	1.0	1.0	0.9
ATX Networks Corp	(ab)(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	21.9	8.4	21.9
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	67.9	66.5	64.6
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29	23.8	23.2	22.6
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€135.2	26.9	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0%Max PIK)		11/30/25	152.6	99.4	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications LLC	(j)(u)(v)(y)	0.13				$9.9	$8.9	$9.3
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				40.3	32.0	34.1
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+725	0.5%	1/31/30	62.9	61.1	58.2
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+900 ,0.0% PIK (9.0% Max PIK)	0.5%	1/31/31	58.2	56.5	53.4
Total Subordinated Debt							383.9	265.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—27.1%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate				8,516,891	$14.0	$6.3
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$58.9	57.0	58.9
Abacus JV, Private Equity	(v)(w)	Insurance				49,223,047	48.2	53.3
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				3,869,291	4.5	3.4
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				140,212,883	141.1	162.1
Australis Maritime, Common Stock	(v)(w)	Transportation				48,936,056	47.6	49.3
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Real Estate				30,064,353	30.1	31.0
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials				405,023,756	44.6	42.6
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Diversified Financials	SF+393		11/8/27	$11.3	11.3	11.3
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components				54,407	—	—
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$16.2	16.2	16.1
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$6.8	6.8	6.8
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26	5,000,000	5.0	5.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	119.3	125.3
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.0	12.0	12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$36.1	36.1	36.1
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	27.0
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$42.4	41.7	42.4
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$453.1	309.4	232.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$28.0	21.2	28.0
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$20.5	15.1	20.5
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$2.4	1.7	2.4
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				7,391,109	8.6	8.2
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				10,356,657	10.4	10.9
Global Lending Services LLC, Private Equity	(v)(w)(y)	Diversified Financials				9,963,808	10.0	10.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				4,471,509	4.4	5.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				168,710	0.2	0.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$10.2	$10.2	$10.2
Jet Edge International LLC, Term Loan	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$74.5	74.5	76.7
Jet Edge International LLC, Term Loan	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	0.7	0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			$99.4	98.6	99.5
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)(y)	Capital Goods				44,424,346	44.4	44.4
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$39.1	39.1	16.3
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				89,453,083	89.5	96.3
KKR Residential Opportunities I LLC, Private Equity	(v)(y)	Real Estate				17,510,867	17.5	17.6
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials				4,336,415	4.3	4.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	20.0
Luxembourg Life Fund - Absolute Return Fund II, Structured Mezzanine	(v)(w)	Insurance	SF+750	0.5%	2/10/27	$24.9	24.9	24.6
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate				84,291,667	84.3	79.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	19.3%		1/25/27	$8.3	2.5	3.5
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$71.1	71.1	66.4
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$33.5	33.0	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate				5,666,079	7.4	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$55.5	53.7	43.5
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Real Estate				220,778,388	236.4	261.2
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate	8.0%		7/25/30	$5.7	5.7	5.7
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate	18.0%		7/25/30	$3.4	2.3	2.4
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(v)(w)	Real Estate	7.3%		7/25/30	$10.5	10.5	10.3
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				23,500,000	23.5	23.8
Total Asset Based Finance							2,067.2	1,946.1
Unfunded Asset Based Finance Commitments							(43.6)	(43.6)
Net Asset Based Finance							2,023.6	1,902.5

Credit Opportunities Partners JV, LLC—20.4%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				$1,637.3	1,571.7	1,428.3
Total Credit Opportunities Partners JV, LLC							1,571.7	1,428.3

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.1%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.5
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	3.7
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	49.9
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	2.2
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	11.8
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	14.0	13.4
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.5
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	3.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	30.5
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493,473	262.2	231.2
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	5.0
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	9.0
ATX Networks Corp, Common Stock	(ab)(ad)(s)(v)(w)(y)	Capital Goods				4,214	1.7	29.2
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	4.8
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	—	2.5
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	4.0
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.6	3.6
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	—
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	6.3
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.8	34.7
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fox Head Inc, Common Stock	(j)(v)	Consumer Durables & Apparel				10,000,000	2.9	—
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.0
Galaxy Universal LLC, Common Stock	(n)(y)	Consumer Durables & Apparel				228,806	35.4	7.5
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				7,701,195	4.6	1.7
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	$—	$—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Gracent LLC, NP-1 Common Stock	(n)(y)	Health Care Equipment & Services				1,000,000	4.2	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	5.2
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	16.9
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.0
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	2.4
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	6.3% PIK (12.5% Max PIK)		2/15/28	15,279	200.1	112.5
Lipari Foods LLC, Common Stock	(v)(y)	Food & Staples Retailing				7,936,123	8.0	8.0
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	4.9
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	84.6	160.9
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	2.9
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	—
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)			65,200,765	61.1	61.1
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.4	—
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	20.2
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(v)(y)	Health Care Equipment & Services				34,872	2.1	1.9
One Call Care Management Inc, Preferred Stock A	(v)(y)	Health Care Equipment & Services				371,992	22.8	20.5
One Call Care Management Inc, Preferred Stock B	(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				646,309	0.6	0.6
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	10.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	105.7
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	1.1
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)	Energy				1,969,418	$6.4	$8.6
Sequel Youth & Family Services LLC, Class R Common Stock	(n)(y)	Health Care Equipment & Services				900,000	—	—
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.1	—
Sound United LLC, Common Stock	(v)(y)	Consumer Durables & Apparel				532,768	0.7	7.0
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.0
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		133,186,150	127.3	129.6
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				683,240,044	7.2	6.7
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	1.2
Versatile Processing Group Inc, Class A - 2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	29.2
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	1.6
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	0.4
Total Equity/Other							1,276.3	1,198.8
TOTAL INVESTMENTS—219.3%							$16,314.1	15,377.3
LIABILITIES IN EXCESS OF OTHER ASSETS—(119.3%)								(8,365.3)
NET ASSETS—100.0%								$7,012.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at December 31, 2022	Unrealized Appreciation (Depreciation)
AUD	2/14/2023	JP Morgan Chase Bank	A$	2.2	Sold	$1.6	$1.5	$0.1
AUD	10/21/2024	JP Morgan Chase Bank	A$	8.3	Sold	5.2	5.7	(0.5)
CAD	1/11/2023	JP Morgan Chase Bank	C$	1.5	Sold	1.2	1.1	0.1
CAD	1/11/2023	JP Morgan Chase Bank	C$	1.5	Bought	1.1	1.1	—
CAD	7/5/2023	JP Morgan Chase Bank	C$	1.9	Sold	1.5	1.4	0.1
CAD	7/5/2023	JP Morgan Chase Bank	C$	1.4	Sold	1.1	1.0	0.1
CAD	9/13/2024	JP Morgan Chase Bank	C$	2.1	Sold	1.6	1.6	—
CAD	11/15/2024	JP Morgan Chase Bank	C$	4.0	Sold	3.2	2.9	0.3
CAD	11/18/2024	JP Morgan Chase Bank	C$	1.5	Sold	1.1	1.1	—
EUR	7/17/2023	JP Morgan Chase Bank	€	1.3	Sold	1.7	1.4	0.3
EUR	12/15/2023	JP Morgan Chase Bank	€	13.0	Sold	13.4	14.2	(0.8)
EUR	2/23/2024	JP Morgan Chase Bank	€	42.3	Sold	49.1	46.1	3.0
EUR	8/8/2025	JP Morgan Chase Bank	€	4.8	Sold	5.7	5.3	0.4
EUR	8/8/2025	JP Morgan Chase Bank	€	1.9	Sold	2.3	2.1	0.2
GBP	1/11/2023	JP Morgan Chase Bank	£	1.9	Sold	2.9	2.3	0.6
GBP	1/11/2023	JP Morgan Chase Bank	£	1.7	Sold	2.6	2.1	0.5
GBP	1/11/2023	JP Morgan Chase Bank	£	3.4	Sold	4.8	4.1	0.7
GBP	1/11/2023	JP Morgan Chase Bank	£	5.0	Sold	6.6	6.0	0.6
GBP	1/11/2023	JP Morgan Chase Bank	£	1.4	Sold	1.9	1.7	0.2
GBP	10/13/2023	JP Morgan Chase Bank	£	6.2	Sold	8.5	7.5	1.0
NOK	8/8/2025	JP Morgan Chase Bank	NOK	45.0	Sold	4.8	4.7	0.1
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0	Sold	60.1	49.3	10.8
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5	Sold	4.1	3.4	0.7
SEK	5/10/2024	JP Morgan Chase Bank	SEK	68.0	Sold	8.1	6.7	1.4
SEK	5/10/2024	JP Morgan Chase Bank	SEK	250.0	Sold	26.3	24.5	1.8
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3	Sold	13.3	11.8	1.5
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8	Sold	3.1	2.7	0.4
Total						$236.9	$213.3	$23.6
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 4.77%, the Euro Interbank Offered Rate, or EURIBOR, was 2.13%, Canadian Dollar Offer Rate, or CDOR was 4.94%, the Bank Bill Swap Bid Rate, or BBSY was 3.32%, the Reykjavik Interbank Offered Rate, or REIBOR, was 6.55%, the Stockholm Interbank Offered Rate, or STIBOR, was 2.70%, the Sterling Overnight Index Average, or SONIA, was 3.43%, the Secured Overnight Financing Rate, or SOFR, was 4.59%, and the U.S. Prime Lending Rate, or Prime, was 7.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
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
As of December 31, 2022
(in millions, except share amounts)

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
(m)Security or portion thereof was held within FSK CLO as of December 31, 2022.
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
(w)The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2022, 75.3% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or 2 in the Company's fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of December 31, 2022.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affordable Care Inc	59.9	16.2	(21.4)	—	(1.6)	53.1	4.1	—	0.2	—
athenahealth Inc	—	6.8	(6.1)	(0.7)	—	—	0.2	—	0.2	—
Belk Inc	49.2	4.7	(2.2)	(0.2)	(42.7)	8.8	3.7	2.7	—	—
Belk Inc	21.9	0.1	—	—	(2.6)	19.4	2.2	—	—	—
Borden (New Dairy Opco)	9.0	—	(9.0)	0.6	(0.6)	—	0.1	—	0.3	—
Borden (New Dairy Opco)	42.0	0.1	(42.0)	1.7	(1.8)	—	0.9	—	1.3	—
Borden Dairy Co	—	—	—	(25.4)	25.4	—	—	—	—	—
Constellis Holdings LLC	15.0	0.4	—	—	(0.4)	15.0	1.8	—	—	—
Fairway Group Holdings Corp	0.7	—	—	(1.0)	0.3	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc	51.0	5.7	(51.7)	—	(5.0)	—	0.2	0.3	—	—
Petroplex Acidizing Inc	9.7	—	(16.7)	(5.3)	12.3	—	—	—	—	—
Sorenson Communications LLC(4)	60.1	—	(56.9)	—	(3.2)	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	6.0	0.1	—	—	(5.6)	0.5	—	—	—	—
Sungard Availability Services Capital Inc(4)	—	4.5	(2.5)	—	—	2.0	0.3	0.2	0.3	—
ThermaSys Corp	3.5	—	—	—	5.1	8.6	—	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	6.7	—	—	—	(3.4)	3.3	—	—	—	—
Constellis Holdings LLC	12.0	0.3	—	—	1.2	13.5	2.0	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	8.3	—	(0.2)	—	(8.1)	—	—	—	—	—
Subordinated Debt
athenahealth Inc	—	5.5	(4.7)	(0.8)	—	—	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	90.4	7.9	(98.1)	4.6	(4.8)	—	0.3	7.5	—	—
Home Partners JV, Private Equity	9.4	—	(11.8)	6.4	(4.0)	—	—	—	—	0.7
Home Partners JV, Common Stock	80.6	—	(101.0)	53.4	(33.0)	—	—	—	—	4.3
Home Partners JV 2, Structured Mezzanine	3.5	6.7	—	0.1	(0.1)	10.2	—	0.7	—	—
Home Partners JV 2, Private Equity	0.1	0.1	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	1.6	2.9	—	—	0.5	5.0	—	—	—	—
Jet Edge International LLC, Preferred Stock	16.8	—	(30.1)	9.2	4.1	—	0.7	—	—	—
Jet Edge International LLC, Warrant	4.5	—	(13.5)	13.5	(4.5)	—	—	—	—	1.5
Jet Edge International LLC, Term Loan	75.6	—	(75.9)	—	0.3	—	11.6	2.3	3.3	—
Orchard Marine Limited, Class B Common Stock	—	—	—	(3.1)	3.1	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	64.6	0.1	(66.0)	3.9	(2.6)	—	—	—	—	—
Equity/Other
Affordable Care Inc, Common Stock	52.1	—	—	—	(2.2)	49.9	—	5.5	—	—
athenahealth Inc, Preferred Stock	—	311.3	(47.5)	(1.6)	(31.0)	231.2	—	29.0	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	7.7	—	—	—	(2.9)	4.8	—	—	—	—
Constellis Holdings LLC, Private Equity	0.2	—	—	—	6.1	6.3	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.4	—	—	—	(0.4)	1.0	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	(0.1)	(0.5)	0.6	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	0.1	—	—	(0.6)	0.5	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	0.4	—	(0.4)	0.2	(0.2)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	11.9	—	(11.9)	11.9	(11.9)	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	6.2	—	(6.2)	6.2	(6.2)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	—	—	(4.9)	4.9	—	—	—	—	—
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	0.1	0.1	—	—	0.9	1.1	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.3	—	—	—	0.2	9.5	—	—	—	—
Sorenson Communications LLC, Common Stock(4)	67.5	—	(65.4)	22.9	(25.0)	—	—	—	—	—
Sungard Availability Services Capital Inc, Common Stock(4)	—	—	—	(6.9)	6.9	—	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Total	$859.0	$373.5	$(741.3)	$83.6	$(131.4)	$443.4	$28.2	$48.2	$5.6	$6.5
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
(3)Interest, PIK, fee and dividend income presented for the full year ended December 31, 2022.
(4)The Company held this investment as of December 31, 2021 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2021. Transfers in or out have been presented at amortized cost.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2022, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2022, the Company disposed of investments in one portfolio of which it was deemed to be an "affiliated person" and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2022:

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Senior Secured Loans—First Lien
Amtek Global Technology Pte Ltd	$34.8	$—	$(24.3)	$(4.3)	$(2.3)	$3.9	$—	$—	$—	$—
ATX Networks Corp	46.8	0.4	(6.6)	—	—	40.6	3.2	1.0	—	—
HM Dunn Co Inc	33.6	2.0	—	—	—	35.6	0.8	2.1	—	—
HM Dunn Co Inc	2.0	—	(2.0)	—	—	—	—	—	—	—
NCI Inc	—	79.1	(21.9)	(28.5)	(0.6)	28.1	6.5	0.4	—	—
One Call Care Management Inc(5)	5.0	—	(4.7)	—	(0.3)	—	—	—	—	—
Production Resource Group LLC	133.3	19.3	(0.3)	—	0.2	152.5	12.9	8.0	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	64.4	3.7	(0.6)	—	0.6	68.1	6.4	2.0	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Production Resource Group LLC	20.2	11.1	(0.3)	—	0.3	31.3	—	0.9	—	—
Warren Resources Inc	18.7	0.6	(0.2)	—	(0.5)	18.6	2.5	0.2	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	—	—	—	(39.1)	39.1	—	—	—	—	—
Other Senior Secured Debt
JW Aluminum Co	81.0	0.2	—	—	(3.1)	78.1	8.0	—	—	—
One Call Care Management Inc(5)	23.5	—	(21.6)	—	(1.9)	—	—	—	—	—
Subordinated Debt
ATX Networks Corp	7.1	3.6	—	—	11.2	21.9	1.6	1.5	—	—
Hilding Anders	46.6	—	—	—	(46.6)	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	0.3	—	—	—
Hilding Anders	—	—	—	—	—	—	0.1	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	57.2	1.9	—	—	(0.2)	58.9	4.7	1.7	—	—
801 5th Ave, Seattle, Private Equity	23.1	—	(0.1)	—	(16.7)	6.3	—	—	—	—
Avenue One PropCo, Private Equity	—	46.3	(16.2)	—	0.9	31.0	—	—	—	—
Avida Holding AB, Common Stock	52.3	—	—	—	(9.7)	42.6	—	—	—	—
Kilter Finance, Preferred Stock	36.1	87.3	(24.0)	0.7	(0.6)	99.5	7.4	1.9	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	—	44.4	—	—		44.4	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	1.4	2.9	—	—	—	4.3	—	—	—	1.3
My Community Homes SFR PropCo 2, Private Equity	33.0	157.0	(105.7)	—	(5.3)	79.0	—	—	—	—
Prime St LLC, Private Equity	9.1	—	(0.3)	—	(8.8)	—	—	—	—	—
Prime St LLC, Structured Mezzanine	52.4	3.3	—	—	(12.2)	43.5	3.2	3.1	—	—
Toorak Capital Funding LLC, Membership Interest	1.7	—	(1.7)	(0.2)	0.2	—	—	—	—	0.3
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	199.3	78.3	—	—	(16.4)	261.2	—	—	—	18.8
Roemanu LLC (FKA Toorak Capital Partners LLC), Structured Mezzanine	22.0	32.0	(54.0)	—	—	—	—	0.6	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.2	175.0	—	—	(142.9)	1,428.3	—	—	—	208.3
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	1.7	—	—	27.5	29.2	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	5.0	—	—	—	5.0	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	4.0	—	—	5.0	9.0	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	7.1	—	—	—	9.8	16.9	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	2.4	2.4	—	—	—	—
JW Aluminum Co, Preferred Stock	122.6	22.2	—	—	(32.3)	112.5	0.6	19.7	—	—
NCI Inc, Class A-1 Common Stock(4)	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock(4)	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock(4)	—	20.2	—	—	—	20.2	—	—	—	—
NCI Inc, Class I-1 Common Stock(4)	—	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock(5)	2.4	—	(2.1)	—	(0.3)	—	—	—	—	—
One Call Care Management Inc, Preferred Stock A(5)	26.1	—	(22.8)	—	(3.3)	—	—	—	—	—
One Call Care Management Inc, Preferred Stock B(5)	9.2	—	(8.0)	—	(1.2)	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	17.4	—	—	—	88.3	105.7	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Common Stock	77.5	—	(17.3)	—	(60.2)	—	—	—	—	—
Warren Resources Inc, Common Stock	20.4	—	—	—	8.8	29.2	—	—	—	—
Total	$2,684.1	$801.5	$(334.7)	$(71.4)	$(171.1)	$2,908.4	$58.2	$43.1	$—	$228.7
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
(3)Interest, PIK, fee and dividend income presented for the full year ended December 31, 2022.
(4)The Company held this investment as of December 31, 2021 but it was not deemed to be an “control” of the portfolio company as of December 31, 2021. Transfers in or out have been presented at amortized cost.
(5)The Company held this investment as of December 31, 2022 but it was not deemed to be an “control” of the portfolio company as of December 31, 2022. Transfers in or out have been presented at amortized cost.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2023. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which shall equal the realized capital gains of Corporate Capital Trust, Inc., or CCT, (as predecessor-by-merger to the Company), FS KKR Capital Corp. II, or FSKR, (as predecessor-by-merger to the Company) and the Company (without duplication) on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation (without duplication) on a cumulative basis, less the aggregate amount of any capital gain incentive fees previously paid by CCT, FSKR and the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2022 and the audited consolidated financial statements as of and for the year ended December 31, 2022 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2023.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2023 and 2022, the Company recognized $2 and $14, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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
Recent Accounting Pronouncements: In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848),” which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848), which expanded the scope of Topic 848 to include derivative instruments impacted by discounting transition. ASU 2020-04 and ASU 2021-01 are effective for all entities through December 31, 2022. The expedients and exceptions provided by the amendments do not apply to contract modifications and hedging relationships entered into or evaluated after December 31, 2022, except for hedging transactions as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset day of this guidance to December 31, 2024. The Company is currently evaluating the impact of the adoption of ASU 2020-04 and 2021-01 on its consolidated financial statements.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
	Shares	Amount	Shares	Amount
Share Repurchase Program	(1,665,317)	$(32)	(404,928)	$(9)
Net Proceeds from Share Transactions	(1,665,317)	$(32)	(404,928)	$(9)
During the three months ended March 31, 2023, the administrator for the Company's distribution reinvestment plan, or DRP, purchased 761,191 shares of common stock in the open market at an average price per share of $18.20 (totaling $14) pursuant to the DRP, and distributed such shares to participants in the DRP. During the three months ended March 31, 2022, the administrator for the DRP purchased 595,933 shares of common stock in the open market at an average price per share of $21.68 (totaling $13) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from April 1, 2023 to April 30, 2023, the administrator for the DRP purchased 750,490 shares of common stock in the open market at an average price per share of $18.46 (totaling $14) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
Share Repurchase Program
On October 31, 2022, the board of directors approved a renewal of the previously approved stock repurchase program. The program provided for aggregate purchases of the Company’s common stock in an amount up to $54, which was the aggregate amount remaining of the $100 amount originally approved by the board of directors. Under the program, the Company was permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset values per share.
During the three months ended March 31, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32). During the three months ended March 31, 2022, the Company repurchased 404,928 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $21.98 (totaling $9). The program has concluded since the aggregate repurchase amount that was approved by the Company's board of directors has been expended.

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
In connection with the entry into the investment advisory agreement, the Advisor agreed to waive income incentive fees in the amount of $15 per quarter for the first six full fiscal quarters of operations following the closing of the 2021 Merger, commencing on July 1, 2021, for a total waiver of $90. The fee waiver expired on December 31, 2022. In addition, the Advisor has agreed to exclude from the calculation of the subordinated incentive fee on income and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the acquired FSKR investments determined in accordance with Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues as a result of the 2021 Merger.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2023 and 2022:

			Three Months Ended
Related Party			March 31,
	Source Agreement	Description	2023	2022
The Advisor	Investment advisory agreement	Base Management Fee(1)	$58	$62
The Advisor	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$46	$25
The Advisor	Administration agreement	Administrative Services Expenses(3)	$3	$4
________________
(1)During the three months ended March 31, 2023 and 2022, $59 and $60, respectively, in base management fees were paid to the Advisor. As of March 31, 2023, $58 in base management fees were payable to the Advisor.
(2)During the three months ended March 31, 2022, the amount shown is net of waivers of $15. During the three months ended March 31, 2023 and 2022, $27 and $19, respectively, of subordinated incentive fees on income were paid to the Advisor. As of March 31, 2023, subordinated incentive fees on income of $46 were payable to the Advisor.
(3)During the three months ended March 31, 2023 and 2022, $3 and $4, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as "broken deal" costs. Broken deal costs were $0.3 for the three months ended March 31, 2023. The Company paid $2 and $2, respectively, in administrative services expenses to the Advisor during the three months ended March 31, 2023 and 2022.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. The officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2022.
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
Affiliated Purchaser Program
As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company's common stock. In September 2021, December 2021, and November 2022, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the purchase of shares of the Company’s common stock pursuant to the terms and conditions of such plan. In September 2022, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b-51 and Rule 10b-18 promulgated under the Exchange Act to facilitate the sale of shares of the Company's

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.63	$179
Total	$0.63	$179
Fiscal 2023
March 31, 2023	$0.70	$196
Total	$0.70	$196
On May 4, 2023, the Company’s board of directors declared a regular quarterly cash distribution of $0.70 per share, which will be paid on or about July 5, 2023 to stockholders of record as of the close of business on June 14, 2023. Additionally, the Company's board of directors has declared special distributions totaling $0.15 per share to be paid in three equal installments by the end of 2023. The first $0.05 per share special distribution will be paid on or about May 31, 2023 to stockholders of record as of the close of business on May 17, 2023. The second $0.05 per share special distribution will be paid on or about August 30, 2023 to stockholders of record as of the close of business on August 16, 2023. The third $0.05 per share special distribution will be paid on or about November 29, 2023 to stockholders of record as of the close of business on November 15, 2023. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	196	100%	179	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$196	100%	$179	100%
________________
(1)During the three months ended March 31, 2023 and 2022, 87.5% and 83.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.3% and 5.3%, respectively, was attributable to non-cash accretion of discount and 9.2% and 10.9%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2023, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,081. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of March 31, 2023 and December 31, 2022, the Company's gross unrealized appreciation on a tax basis was $1,341 and $1,349, respectively. As of March 31, 2023 and December 31, 2022, the Company's gross unrealized depreciation on a tax basis was $2,296 and $2,364, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $16,993 and $17,159 as of March 31, 2023 and December 31, 2022, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,716) and $(1,782) as of March 31, 2023 and December 31, 2022, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of March 31, 2023, the Company had a deferred tax liability of $8 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $71 resulting from net operating losses, capital losses, and interest expense limitation carryforwards of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of March 31, 2023, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $65.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	(Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,635	$9,320	61.0%	$9,607	$9,278	60.3%
Senior Secured Loans—Second Lien	1,280	1,172	7.7%	1,299	1,194	7.8%
Other Senior Secured Debt	152	107	0.7%	152	110	0.7%
Subordinated Debt	399	280	1.8%	384	265	1.7%
Asset Based Finance	1,916	1,779	11.7%	2,024	1,903	12.4%
Credit Opportunities Partners JV, LLC	1,572	1,397	9.1%	1,572	1,428	9.3%
Equity/Other	1,229	1,222	8.0%	1,276	1,199	7.8%
Total	$16,183	$15,277	100.0%	$16,314	$15,377	100.0%
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
As of March 31, 2023, the Company held investments in eighteen portfolio companies of which it is deemed to “control.” As of March 31, 2023, the Company held investments in nine portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of March 31, 2023 in this quarterly report on Form 10-Q.
As of December 31, 2022, the Company held investments in eighteen portfolio companies of which it is deemed to “control.” As of December 31, 2022, the Company held investments in ten portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2022 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $941.9, unfunded equity/other commitments of $497.3 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC. As of December 31, 2022, the Company had unfunded debt investments with aggregate unfunded commitments of $952.4, unfunded equity commitments of $475.3 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2023 and the Company’s audited consolidated schedule of investments as of December 31, 2022.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2023 and December 31, 2022:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

	March 31, 2023
	(Unaudited)		December 31, 2022
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$8	0.1%	$25	0.2%
Capital Goods	2,357	15.4%	2,366	15.4%
Commercial & Professional Services	1,776	11.6%	1,670	10.9%
Consumer Discretionary Distribution & Retail	282	1.8%	282	1.8%
Consumer Durables & Apparel	239	1.6%	235	1.5%
Consumer Services	200	1.3%	189	1.2%
Consumer Staples Distribution & Retail	106	0.7%	103	0.7%
Credit Opportunities Partners JV, LLC	1,397	9.1%	1,428	9.3%
Energy	230	1.5%	272	1.8%
Equity Real Estate Investment Trusts (REITs)	307	2.0%	336	2.2%
Financial Services	801	5.2%	844	5.5%
Food, Beverage & Tobacco	207	1.4%	226	1.4%
Health Care Equipment & Services	1,951	12.8%	1,963	12.8%
Household & Personal Products	238	1.6%	242	1.6%
Insurance	969	6.3%	974	6.3%
Materials	227	1.5%	197	1.3%
Media & Entertainment	730	4.8%	695	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	240	1.6%	231	1.5%
Real Estate Management & Development	130	0.9%	156	1.0%
Software & Services	2,525	16.5%	2,591	16.8%
Technology Hardware & Equipment	2	0.0%	1	0.0%
Telecommunication Services	73	0.5%	76	0.5%
Transportation	282	1.8%	275	1.8%
Total	$15,277	100.0%	$15,377	100.0%
____________
(1)S&P Dow Jones recently updated the Global Industry Classification Standard (GICS) structure. As a result, certain investments categorization as of December 31, 2022 have been updated to reflect their new classification in the above table, for comparability purposes.

Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP's obligations under its credit facilities, and COP's wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,440 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV's assets under administration, calculated and payable quarterly in arrears. As of June 28, 2022, the Company and SCRS increased their commitment by $440, of which $385 was committed by the Company. As of March 31, 2023, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
COPJV was in compliance with all covenants required by its financing arrangements as of March 31, 2023 and December 31, 2022.
During the three months ended March 31, 2023, the Company sold investments with a cost of $121.9 for proceeds of $121.7 to COPJV and recognized a net realized gain (loss) of $(0.2) in connection with the transactions. As of March 31, 2023, $178.2 of these sales to COPJV are included in the Company's receivable for investments sold in the consolidated statements of assets and liabilities.
As of March 31, 2023 and December 31, 2022, COPJV had total investments with a fair value of $3,556.3 and $3,562.9, respectively. As of March 31, 2023 and December 31, 2022, COPJV had three and two investments on non-accrual status, respectively.
Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023 (Unaudited)	December 31, 2022
Total debt investments(1)	$3,254.6	$3,363.8
Weighted average annual yield on accruing debt investments(2)	11.3%	11.0%
Number of portfolio companies in COPJV	122	122
Largest investment in a single portfolio company	$132.4	$132.4
Unfunded commitments(1)	$3.6	$3.3
____________
(1)"Debt Investments" means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2023.

Credit Opportunities Partners JV, LLC Portfolio
As of March 31, 2023 (in millions)
(Unaudited)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—152.9%
48Forty Solutions LLC	(e)(o)	Commercial & Professional Services	SF+550	1.0%	11/30/26		$19.3	$19.1	$19.1
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/23	20.7		20.4	16.5
Advania Sverige AB	(e)(o)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	588.0	66.7	55.1
Advania Sverige AB	(e)(o)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,644.9	12.8	11.6
Affordable Care Inc	(e)(h)(i)(o)	Health Care Equipment & Services	SF+450, 1.3% PIK (1.3% Max PIK)	0.8%	8/2/28		$76.2	75.7	75.2
Alacrity Solutions Group LLC	(e)(j)(o)	Insurance	L+525	0.8%	12/22/28	40.4		39.7	39.2
Alera Group Intermediate Holdings Inc	(e)(k)(o)	Insurance	SF+600	0.8%	10/2/28	32.2		31.8	31.2
Alstom SA	(g)(k)(p)	Transportation	L+550, 4.5% PIK (4.5% Max PIK)	1.0%	8/29/24	6.3		5.9	3.0
American Vision Partners	(e)(o)	Health Care Equipment & Services	SF+575	0.8%	9/30/27	19.5		19.3	18.8
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+375	0.0%	7/30/25		€4.8	4.9	5.0
Apex Group Limited	(h)	Financial Services	L+375	0.5%	7/27/28		$4.2	4.2	4.1
Apex Group Limited	(h)	Financial Services	E+400	0.0%	7/27/28		€1.6	1.9	1.7

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Arcfield Acquisition Corp	(e)(o)	Capital Goods	L+575	0.8%	3/10/28		$8.0	$8.0	$7.9
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/28		22.2	22.0	20.3
Ardonagh Group Ltd	(e)(i)	Insurance	SA+725	0.8%	7/14/26		£3.8	4.7	4.6
Ardonagh Group Ltd	(e)(i)	Insurance	E+725	1.0%	7/14/26		€0.5	0.5	0.5
Ardonagh Group Ltd	(e)(j)(k)(o)	Insurance	SF+600	0.8%	7/14/26		$54.8	54.3	52.7
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	109.4	74.0	73.2
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		8.0	5.7	5.4
athenahealth Inc	(k)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		$7.1	6.4	6.7
athenahealth Inc	(f)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		0.9	0.8	0.8
Barbri Inc	(e)(h)(i)	Consumer Services	SF+575	0.8%	4/28/28		47.1	47.1	46.8
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+650,0.5% PIK (0.5% Max PIK)	1.0%	7/5/24		2.2	2.2	2.2
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+650,0.5% PIK (0.5% Max PIK)	1.0%	7/5/24	C$	14.2	10.6	10.4
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24		1.3	1.0	1.0
Belk Inc		Consumer Discretionary Distribution & Retail	L+750	1.0%	7/31/25		$0.6	0.6	0.5
Belk Inc	(g)(p)	Consumer Discretionary Distribution & Retail	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		3.1	1.7	0.5
BGB Group LLC	(e)(h)(i)(o)	Media & Entertainment	L+575	1.0%	8/16/27		54.2	53.8	52.4
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24		18.1	18.1	16.9
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/24		€12.7	14.1	12.8
Bugaboo International BV	(e)(h)(i)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25		35.0	41.0	38.0
CFC Underwriting Ltd	(e)(h)(j)	Insurance	SF+500,0.0% PIK (2.8% Max PIK)	0.5%	5/16/29		$39.5	39.1	39.5
Cision Ltd		Software & Services	L+375	0.0%	1/29/27		3.8	3.4	2.5
ClubCorp Club Operations Inc	(j)(k)	Consumer Services	L+275	0.0%	9/18/24		31.9	29.9	30.5
Creation Technologies Inc	(k)	Technology Hardware & Equipment	L+550	0.5%	10/5/28		2.3	2.1	2.0
CSafe Global	(e)(h)(i)(k)	Capital Goods	SF+625	1.0%	12/23/27		59.2	59.1	59.2
CSafe Global	(e)(h)	Capital Goods	SF+625	1.0%	8/13/28		17.2	17.2	17.2
Cubic Corp	(i)	Software & Services	SF+425	0.8%	5/25/28		9.0	9.1	7.8
Emerald Expositions Holding Inc	(k)	Media & Entertainment	L+250	0.0%	5/22/24		1.4	1.3	1.4
Encora Digital Inc	(e)(o)	Commercial & Professional Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/20/28		16.3	15.9	15.6
Envirotainer Ltd	(e)(h)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29		€14.9	13.9	15.8
Envirotainer Ltd	(e)(i)	Transportation	SF+600, 0.0% PIK (3.0% Max PIK)	0.8%	7/30/29		$7.6	7.4	7.4
Excelitas Technologies Corp	(e)(k)	Technology Hardware & Equipment	E+575	0.0%	8/12/29		€4.1	4.2	4.3
Excelitas Technologies Corp	(e)(j)(k)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		$24.5	24.3	24.1
Follett Software Co	(e)(h)(i)	Software & Services	SF+575	0.8%	8/31/28		37.4	37.1	36.9
Galaxy Universal LLC	(e)(h)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26		7.5	7.5	7.2
Galway Partners Holdings LLC	(e)(k)(o)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		36.8	36.1	36.1
General Datatech LP	(e)(j)	Software & Services	SF+625	1.0%	6/18/27		18.2	17.6	17.4
Greystone Equity Member Corp	(e)	Financial Services	L+725	3.8%	4/1/26		30.2	30.1	29.1
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/25		15.4	15.3	9.1
Hermes UK Ltd	(e)(k)	Transportation	SA+650	0.0%	11/30/27		£14.7	19.6	16.7
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+525	0.8%	11/25/26		$37.5	37.9	37.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Industria Chimica Emiliana Srl	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€113.9	$125.6	$120.4
iNova Pharmaceuticals (Australia) Pty Limited	(e)(k)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	34.2	22.5	22.3
Insight Global LLC	(e)(h)(i)(o)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$63.5	62.8	62.0
KBP Investments LLC	(e)(h)	Consumer Staples Distribution & Retail	SF+550, 1.0% PIK (1.0% Max PIK)	0.8%	5/26/27		14.6	14.6	13.5
KBP Investments LLC	(e)(i)	Consumer Staples Distribution & Retail	SF+550, 0.5% PIK (0.5% Max PIK)	0.8%	5/26/27		9.0	9.0	8.4
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/7/26		29.1	28.1	26.8
Lakefield Veterinary Group	(e)(o)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		27.0	26.7	26.0
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27		15.5	15.4	15.0
Lexitas Inc	(e)(h)	Commercial & Professional Services	SF+675	1.0%	5/18/29		18.4	18.4	18.3
Lionbridge Technologies Inc	(e)(i)(j)	Media & Entertainment	SF+700	1.0%	12/29/25		26.1	25.6	26.2
Lloyd's Register Quality Assurance Ltd	(e)(i)(o)	Consumer Services	E+575, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28		€44.3	48.8	47.1
MB2 Dental Solutions LLC	(e)(i)	Health Care Equipment & Services	SF+600	1.0%	1/29/27		$11.9	11.8	11.7
Med-Metrix	(e)(o)	Software & Services	SF+600	1.0%	9/15/27		11.8	11.8	12.0
Misys Ltd	(k)	Software & Services	L+350	1.0%	6/13/24		2.3	2.2	2.1
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+600	1.5%	7/3/24		35.5	33.9	33.8
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	SF+650	1.0%	12/22/25		24.7	24.5	24.7
New Era Technology Inc	(e)(j)	Software & Services	SF+625	1.0%	10/31/26		9.9	9.9	9.7
New Era Technology Inc	(e)(h)(j)(k)	Software & Services	SF+625	1.0%	10/31/26		24.3	23.9	24.0
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	SF+525	0.5%	1/13/28		24.4	24.0	23.8
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	B+525	0.5%	1/13/28	A$	33.7	24.8	21.9
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/27		$4.9	4.9	3.7
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26		2.1	1.9	2.1
Pantherx Specialty LLC	(e)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+550	0.5%	7/16/29		15.9	14.8	15.0
Parts Town LLC	(e)(h)(k)(o)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28		49.3	48.2	47.8
Peraton Corp	(j)	Capital Goods	SF+375	0.8%	2/1/28		8.7	8.4	8.7
Plaskolite, LLC	(k)	Materials	L+400	0.8%	12/15/25		1.1	1.1	1.0
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24		8.9	8.7	8.8
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/28		1.6	1.6	1.3
Project Marron	(e)(h)(j)(k)	Consumer Services	B+625	0.5%	7/2/25	A$	81.8	56.5	50.6
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.5%	7/2/25	C$	52.5	40.2	35.9
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		$9.8	9.7	6.1
Reliant Rehab Hospital Cincinnati LLC	(e)(j)(o)	Health Care Equipment & Services	L+625	0.0%	3/2/26		33.3	32.4	22.1
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26		19.5	19.5	19.3
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	SF+650	1.0%	8/13/27		0.2	0.2	0.2
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	SF+650	1.0%	8/13/27		30.3	29.8	29.5
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	SF+650	1.0%	8/13/27		1.7	1.7	1.7
RSC Insurance Brokerage Inc	(e)(k)	Insurance	SF+550	0.8%	10/30/26		18.8	18.7	18.4
Safe-Guard Products International LLC	(e)(i)(j)(k)	Financial Services	L+500	0.5%	1/27/27		71.7	72.1	71.7
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+525	1.0%	9/1/27		27.0	26.8	26.8
SavATree LLC	(e)(j)(k)	Consumer Services	L+525	0.8%	10/12/28		39.5	39.2	38.7
SI Group Inc	(k)	Materials	SF+475	0.0%	10/15/25		1.5	1.5	1.3
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/25		6.8	6.6	6.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
SitusAMC Holdings Corp	(e)(j)(o)	Real Estate Management & Development	L+550	0.8%	12/22/27		39.4	$38.6	$38.4
Solina France SASU	(e)(k)	Food, Beverage & Tobacco	SF+650	0.0%	7/31/28		20.5	20.3	20.4
Sorenson Communications LLC	(j)	Telecommunication Services	L+550	0.8%	3/17/26		19.3	18.7	18.4
Staples Canada	(e)(h)(i)(j)(k)	Consumer Discretionary Distribution & Retail	C+700	1.0%	9/12/24	C$	71.0	54.5	53.5
Summit Interconnect Inc	(e)(o)	Capital Goods	SF+600	1.0%	9/22/28		$19.5	19.2	18.4
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/27		€29.2	32.5	29.7
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/25		$11.0	10.0	10.5
Transaction Services Group Ltd	(e)(j)(k)(n)(o)	Software & Services	B+550	0.0%	10/14/26	A$	124.1	85.3	81.4
Unifrax I LLC / Unifrax Holding Co	(k)	Capital Goods	L+375	0.0%	12/12/25		$2.8	2.7	2.6
Varsity Brands Inc	(k)	Consumer Durables & Apparel	L+350	1.0%	12/16/24		4.0	3.8	3.7
Version1 Software Ltd	(e)(k)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€2.5	2.5	2.6
Version1 Software Ltd	(e)(k)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£4.0	4.7	4.8
Wealth Enhancement Group LLC	(e)(j)(k)	Financial Services	SF+600	1.0%	10/4/27		$28.1	27.9	27.9
West Corp	(i)	Commercial & Professional Services	SF+400	1.0%	4/10/27		4.8	4.8	4.2
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/28		52.9	52.4	50.3
Worldwise Inc	(e)(h)(i)(j)(k)(o)	Household & Personal Products	SF+625	1.0%	3/29/28		64.5	61.7	59.3
Yak Access LLC	(n)	Capital Goods	SF+640	1.0%	3/10/28		0.5	0.4	0.4
Total Senior Secured Loans—First Lien								2,545.9	2,444.4
Unfunded Loan Commitments								(3.6)	(3.6)
Net Senior Secured Loans—First Lien								2,542.3	2,440.8

Senior Secured Loans—Second Lien—23.0%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26		2.5	2.3	2.3
Ammeraal Beltech Holding BV	(e)(h)(k)(o)	Capital Goods	L+775	0.0%	9/12/26		42.8	42.1	42.8
Apex Group Limited	(e)(h)(i)(o)	Financial Services	L+675	0.5%	7/27/29		40.0	39.7	38.8
Cubic Corp	(e)(k)	Software & Services	SF+763	0.8%	5/25/29		10.0	9.7	9.0
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26		0.4	0.4	0.3
Element Materials Technology Group US Holdings Inc	(e)(h)(i)	Commercial & Professional Services	SA+725	0.5%	6/24/30		£21.0	23.0	25.7
Misys Ltd	(h)(i)(k)(o)	Software & Services	L+725	1.0%	6/13/25		$46.6	44.9	37.8
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/26		6.8	6.8	5.6
OEConnection LLC	(e)(h)(i)(j)	Software & Services	SF+700	0.5%	9/25/27		50.0	50.0	48.3
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26		2.5	2.5	2.5
Peraton Corp	(e)(h)(i)	Capital Goods	SF+775	0.8%	2/1/29		21.5	21.3	21.5
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/29		39.9	39.7	30.9
Pure Fishing Inc	(e)(h)	Consumer Durables & Apparel	L+838	1.0%	12/21/26		26.5	24.3	14.4
SIRVA Worldwide Inc	(i)(j)	Commercial & Professional Services	L+950	0.0%	8/3/26		10.3	8.8	8.9
Valeo Foods Group Ltd	(e)(h)	Food, Beverage & Tobacco	SA+800	0.0%	9/28/29		£9.3	11.8	9.6
Wittur Holding GmbH	(e)(g)(n)(p)	Capital Goods	E+850, 1.0% PIK 1.0% Max PIK)	0.0%	10/4/27		€121.1	132.4	68.6
Total Senior Secured Loans—Second Lien								459.7	367.0

Other Senior Secured Debt—1.2%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28		$25.6	25.1	18.8

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Total Other Senior Secured Debt								25.1	18.8

Subordinated Debt—1.3%
Arrotex Australia Group Pty Ltd	(e)	Pharmaceuticals, Biotechnology & Life Sciences	B+1,150 PIK (B+1,150 Max PIK)	1.0%	12/22/26	A$	25.0	$16.2	$16.5
athenahealth Inc		Health Care Equipment & Services	6.5%		2/15/30		$5.5	4.8	4.5
Total Subordinated Debt								21.0	21.0

Asset Based Finance—33.8%
Abacus JV, Private Equity	(e)	Insurance					30,011,455	30.8	31.4
Altavair AirFinance, Private Equity	(e)	Capital Goods					33,964,539	40.0	37.5
Connecticut Avenue Securities Trust 2022-R08, Structured Mezzanine		Real Estate Management & Development	SF+560	0.0%	7/25/42		$2.3	2.3	2.4
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Financial Services					$1.0	—	0.9
Global Lending Services LLC, Private Equity	(e)(n)	Financial Services					1,884,606	1.9	2.2
Global Lending Services LLC, Private Equity	(e)	Financial Services					16,218,551	21.3	16.5
Kilter Finance, Preferred Stock	(e)	Insurance	12.0%				$24.0	24.0	24.0
KKR Chord IP Aggregator LP, Partnership Interest	(e)	Media & Entertainment					19,616,330	22.9	21.7
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(p)	Capital Goods					19,642,734	24.4	17.1
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+1050	1.0%	9/30/24		$4.7	4.7	4.7
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+1,050	1.0%	9/30/24		€3.6	3.6	3.9
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+650	1.0%	9/30/24		€5.0	5.0	5.4
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+650	1.0%	9/30/24		£1.1	1.3	1.4
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+650	1.0%	9/30/24		$6.5	6.5	6.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+1,050	1.0%	9/30/24		£0.8	0.9	1.0
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/25		$21.1	21.1	21.2
Luxembourg Life Fund - Absolute Return Fund II, Structured Mezzanine	(e)(h)(i)	Insurance	SF+750	0.5%	2/10/27		$24.8	24.6	24.7
Luxembourg Life Fund - Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/26		$55.8	55.4	56.8
My Community Homes PropCo 2, Private Equity	(e)(p)	Equity Real Estate Investment Trusts (REITs)					33,689,910	33.7	33.2
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Financial Services	16.8%		1/25/27		$30.0	9.3	13.3
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Equity Real Estate Investment Trusts (REITs)	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26		$30.4	29.4	29.5
Pretium Partners LLC P2, Private Equity	(e)	Equity Real Estate Investment Trusts (REITs)					16,772,368	16.2	18.4
Pretium Partners LLC P2, Term Loan	(e)(i)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/16/29		$33.5	32.9	32.9
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(e)	Financial Services					40,000,000	50.2	46.2

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(e)	Real Estate Management & Development	8.0%		7/25/30	$5.7	$5.7	$5.7
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(e)	Real Estate Management & Development	7.3%		7/25/30	$34.5	34.1	34.1
Sealane Trade Finance	(e)(m)(p)	Banks				1,104,510	1.1	0.2
SG Residential Mortgage Trust 2022-2, Structured Mezzanine		Real Estate Management & Development	5.4%		8/25/62	$4.6	3.8	3.9
Star Mountain Strategic Credit Income Fund IV LP, Private Equity	(e)	Financial Services				42,500,000	42.5	43.3
Total Asset Based Finance							549.6	540.0

Equity/Other—10.6%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(p)	Energy				13,556	3.6	3.7
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(p)	Energy				115,178,571	30.5	31.2
athenahealth Inc, Preferred Stock	(e)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			50,000,000	47.5	43.1
Belk Inc, Common Stock	(e)(p)	Consumer Discretionary Distribution & Retail				381	—	—
Misys Ltd, Preferred Stock	(e)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)	0.0%		26,221,656	25.7	22.9
One Call Care Management Inc, Common Stock	(e)(p)	Health Care Equipment & Services				34,873	2.2	1.3
One Call Care Management Inc, Preferred Stock A	(e)(p)	Health Care Equipment & Services				371,993	23.7	17.7
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.7	7.7
Pure Gym Ltd, Private Equity	(e)(p)	Consumer Services				30,218,000	39.4	41.1
Yak Access LLC, Common Stock	(n)(p)	Capital Goods				1,256	—	—
Yak Access LLC, Preferred Stock	(n)(p)	Capital Goods				301,310	—	—
Total Equity/Other							181.3	168.7
TOTAL INVESTMENTS—222.8%							$3,779.0	$3,556.3

Derivative Instruments—0.2%
Foreign currency forward contracts								$2.8
____________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2023, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.19%, the Euro Interbank Offered Rate, or EURIBOR, was 3.04%, Canadian Dollar Offer Rate, or CDOR was 5.03%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 3.77%, the Reykjavik Interbank Offered Rate, or REIBOR or "R", was 8.25%, the Stockholm Interbank Offered Rate, or STIBOR or "SR", was 3.36%, the Sterling Overnight Index Average, or

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
SONIA, was 4.18%, the Secured Overnight Financing Rate, or SOFR, was 4.91% and the U.S. Prime Lending Rate, or Prime, was 8.00%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)Fair value is determined in accordance with the Company's valuation process.
(e)Investments classified as Level 3.
(f)Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(g)Asset is on non-accrual status.
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
(m)Security or portion thereof held within JCF Cayman Ltd, a wholly-owned subsidiary of the company.
(n)Security or portion thereof held within Jersey City Funding LLC, a wholly-owned subsidiary of the company.
(o)Security or portion thereof held within Magnolia Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Morgan Stanley.
(p)Security is non-income producing.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Credit Opportunities Partners JV, LLC Portfolio
As of December 31, 2022 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—148.1%
48Forty Solutions LLC	(e)(o)	Commercial & Professional Services	SF+550	1.0%	11/30/26		$19.4	$19.2	$18.8
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/23	20.8		20.4	17.7
Advania Sverige AB	(e)(o)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	588.0	66.6	54.1
Advania Sverige AB	(e)(o)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,644.9	12.8	11.2
Affordable Care Inc	(e)(h)(i)(o)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$76.1	75.6	74.6
Alacrity Solutions Group LLC	(e)(j)(o)	Insurance	L+525	0.8%	12/22/28	40.6		39.9	39.1
Alera Group Intermediate Holdings Inc	(e)(k)(o)	Insurance	SF+600	0.8%	10/2/28	32.3		31.9	30.7
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/24	6.2		5.8	3.5
American Airlines Group Inc	(k)	Transportation	L+175	0.0%	6/27/25	2.5		2.3	2.4
American Vision Partners	(e)(o)	Health Care Equipment & Services	L+575	0.8%	9/30/27	19.5		19.3	18.9
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+375	0.0%	7/30/25		€4.8	4.8	4.8
Apex Group Limited	(h)	Diversified Financials	L+375	0.5%	7/27/28		$4.2	4.2	4.0
Apex Group Limited	(h)	Diversified Financials	E+400	0.0%	7/27/28		€1.6	1.9	1.6
Arcfield Acquisition Corp	(e)(o)	Capital Goods	L+575	0.8%	3/10/28		$8.0	8.0	7.9
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/28	22.2		22.0	20.6
Ardonagh Group Ltd	(e)(i)	Insurance	SA+700	0.8%	7/14/26		£3.8	4.7	4.5
Ardonagh Group Ltd	(e)(i)	Insurance	E+700	1.0%	7/14/26		€0.5	0.5	0.5
Ardonagh Group Ltd	(e)(j)(k)(o)	Insurance	SF+575	0.8%	7/14/26		$54.8	54.3	53.1
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	109.4	73.9	74.5
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	8.0		5.7	5.4
athenahealth Inc	(k)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		$7.1	6.4	6.4
athenahealth Inc	(f)	Health Care Equipment & Services	SF+350	0.5%	2/15/29	0.9		0.9	0.8
Barbri Inc	(e)(h)(i)	Consumer Services	L+575	0.8%	4/28/28	47.2		47.3	46.9
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+650, 0.0% PIK (0.5% Max PIK)	1.0%	7/5/24	2.2		2.2	2.2
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+650, 0.0% PIK (0.5% Max PIK)	1.0%	7/5/24	C$	14.3	10.6	10.3
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24	1.3		1.0	1.0
Belk Inc		Retailing	L+750	1.0%	7/31/25		$0.6	0.6	0.6
Belk Inc	(g)(p)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	3.1		1.7	0.4
BGB Group LLC	(e)(h)(i)(o)	Media & Entertainment	L+575	1.0%	8/16/27	54.4		54.0	53.0
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24	10.7		10.7	8.8
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/24		€12.6	14.0	11.0
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24		$7.2	7.2	5.9
Bugaboo International BV	(e)(h)(i)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25		€35.0	41.0	37.4
CFC Underwriting Ltd	(e)(h)(j)	Insurance	SF+500, 0.0% PIK (2.8% Max PIK)	0.5%	5/16/29		$39.5	38.3	39.2
Cision Ltd		Software & Services	L+375	0.0%	1/29/27	3.8		3.4	2.4
ClubCorp Club Operations Inc	(j)(k)	Consumer Services	L+275	0.0%	9/18/24	31.9		29.9	28.9
Creation Technologies Inc	(k)	Technology Hardware & Equipment	L+550	0.5%	10/5/28	2.3		2.1	1.8
CSafe Global	(e)(h)(i)(k)	Capital Goods	L+625	0.8%	12/23/27	59.4		59.3	59.4
CSafe Global	(e)(h)	Capital Goods	L+625	0.8%	8/13/28	17.3		17.3	17.3
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/28	9.1		9.1	7.7

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
EIF Van Hook Holdings LLC	(i)(k)	Energy	SF+525	0.0%	9/5/24		7.2	$7.0	$7.0
Emerald Expositions Holding Inc	(k)	Media & Entertainment	L+250	0.0%	5/22/24		1.4	1.3	1.4
Encora Digital Inc	(e)(o)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/20/28		16.3	15.9	15.4
Envirotainer Ltd	(e)(h)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29		€14.9	13.9	15.1
Envirotainer Ltd	(e)(i)	Transportation	SF+600, 0.0% PIK (3.0% Max PIK)	0.8%	7/30/29		$7.6	7.4	7.3
Excelitas Technologies Corp	(e)(k)	Technology Hardware & Equipment	E+575	0.0%	8/12/29		€4.1	4.2	4.2
Excelitas Technologies Corp	(e)(j)(k)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		$24.5	24.3	23.9
Follett Software Co	(e)(h)(i)	Software & Services	L+575	0.8%	8/31/28		37.5	37.2	36.7
Galaxy Universal LLC	(e)(h)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26		8.8	8.8	8.7
Galway Partners Holdings LLC	(e)(k)(o)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		36.9	36.2	36.4
General Datatech LP	(e)(j)	Software & Services	L+625	1.0%	6/18/27		18.3	17.7	17.1
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/26		30.2	30.1	29.3
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/25		15.4	15.3	10.9
Hermes UK Ltd	(e)(k)	Transportation	SA+650	0.0%	11/30/27		£14.7	19.5	16.1
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+525	0.8%	11/25/26		$37.6	38.0	37.7
Industria Chimica Emiliana Srl	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€113.9	125.5	117.1
iNova Pharmaceuticals (Australia) Pty Limited	(e)(k)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	34.2	22.5	22.6
Insight Global LLC	(e)(h)(i)(o)	Commercial & Professional Services	L+600	0.8%	9/22/28		$63.7	62.9	61.8
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	SF+550, 0.0% PIK (0.5% Max PIK)	0.8%	5/26/27		23.6	23.5	21.9
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/7/26		29.2	28.1	26.5
Lakefield Veterinary Group	(e)(o)	Health Care Equipment & Services	L+550	0.8%	11/23/28		27.1	26.7	25.9
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		15.5	15.4	15.0
Lexitas Inc	(e)(h)	Commercial & Professional Services	SF+625	1.0%	5/18/29		18.5	18.4	18.2
Lionbridge Technologies Inc	(e)(i)(j)	Media & Entertainment	SF+700	1.0%	12/29/25		26.8	26.3	26.9
Lloyd's Register Quality Assurance Ltd	(e)(i)(o)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28		€44.3	48.8	45.9
MB2 Dental Solutions LLC	(e)(i)	Health Care Equipment & Services	SF+600	1.0%	1/29/27		$11.9	11.8	11.7
Med-Metrix	(e)(o)	Software & Services	L+600	1.0%	9/15/27		11.9	11.9	12.0
Misys Ltd	(k)	Software & Services	L+350	1.0%	6/13/24		2.3	2.2	2.0
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+600	1.5%	7/3/24		35.5	33.7	33.7
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	SF+650	1.0%	12/22/25		24.8	24.5	24.6
New Era Technology Inc	(e)(h)(j)(k)	Software & Services	L+625	1.0%	10/31/26		34.3	33.8	33.7
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	SF+525	0.5%	1/13/28		24.4	23.9	23.6
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	B+525	0.5%	1/13/28	A$	33.7	24.8	22.1
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/27		$4.9	5.0	4.1
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26		2.1	1.9	2.1
Pantherx Specialty LLC	(e)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+550	0.5%	7/16/29		15.9	14.8	14.6
Parts Town LLC	(e)(h)(k)(o)	Retailing	L+550	0.8%	11/1/28		49.4	48.3	47.8
Peraton Corp	(j)	Capital Goods	L+375	0.8%	2/1/28		8.8	8.4	8.6
Plaskolite, LLC	(k)	Materials	L+400	0.8%	12/15/25		1.1	1.1	1.0
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24		8.9	8.7	8.8
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/28		$1.6	1.6	1.3
Project Marron	(e)(h)(j)(k)	Consumer Services	B+625	0.5%	7/2/25	A$	81.8	56.4	52.0
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.5%	7/2/25	C$	52.5	40.1	36.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		$9.8	$9.7	$6.6
Reliant Rehab Hospital Cincinnati LLC	(e)(j)(o)	Health Care Equipment & Services	L+625	0.0%	2/28/26		33.6	32.7	26.7
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26		19.6	19.6	19.6
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		0.5	0.5	0.5
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		30.4	29.8	29.2
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		1.4	1.4	1.4
RSC Insurance Brokerage Inc	(e)(k)	Insurance	SF+550	0.8%	10/30/26		18.8	18.8	18.5
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/27		71.7	72.1	71.7
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+525	1.0%	9/1/27		27.1	26.9	26.8
SavATree LLC	(e)(j)(k)	Consumer Services	L+550	0.8%	10/12/28		39.6	39.2	38.9
SI Group Inc	(k)	Materials	SF+475	0.0%	10/15/25		1.5	1.5	1.2
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/25		6.9	6.6	6.1
SitusAMC Holdings Corp	(e)(j)(o)	Real Estate	L+550	0.8%	12/22/27		39.5	38.7	38.1
Sorenson Communications LLC	(j)	Telecommunication Services	L+550	0.8%	3/17/26		20.0	19.3	19.1
Staples Canada	(e)(h)(i)(j)(k)	Retailing	C+700	1.0%	9/12/24	C$	74.2	57.0	55.6
Summit Interconnect Inc	(e)(o)	Capital Goods	SF+600	1.0%	9/22/28		$19.5	19.3	18.4
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/27		€29.2	32.4	29.4
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/25		$11.2	10.1	10.6
Transaction Services Group Ltd	(e)(j)(k)(n)(o)	Software & Services	B+550	0.0%	10/14/26	A$	124.1	85.3	82.6
Unifrax I LLC / Unifrax Holding Co	(k)	Capital Goods	L+375	0.0%	12/12/25		$2.8	2.7	2.5
Varsity Brands Inc	(k)	Consumer Durables & Apparel	L+350	1.0%	12/16/24		4.0	3.8	3.8
Version1 Software Ltd	(e)(k)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€2.5	2.5	2.5
Version1 Software Ltd	(e)(k)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£4.0	4.7	4.7
West Corp	(i)	Software & Services	L+400	1.0%	10/10/24		$12.1	12.0	11.2
West Corp	(i)	Software & Services	L+350	1.0%	10/10/24		2.5	2.5	2.3
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/28		53.0	52.6	51.6
Worldwise Inc	(e)(h)(i)(j)(k)(o)	Household & Personal Products	SF+625	1.0%	3/29/28		64.7	61.7	59.8
Yak Access LLC	(e)(n)	Capital Goods	SF+825	2.0%	1/27/23		0.2	0.2	0.2
Yak Access LLC	(g)(n)(p)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.3
Total Senior Secured Loans—First Lien								2,522.8	2,418.2
Unfunded Loan Commitments								(3.3)	(3.3)
Net Senior Secured Loans—First Lien								2,519.5	2,414.9

Senior Secured Loans—Second Lien—23.6%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26		2.5	2.3	2.2
Ammeraal Beltech Holding BV	(e)(h)(k)(o)	Capital Goods	L+775	0.0%	9/12/26		42.8	42.1	41.8
Apex Group Limited	(e)(h)(i)(o)	Diversified Financials	L+675	0.5%	7/27/29		40.0	39.7	37.6
Cubic Corp	(e)(k)	Software & Services	L+763	0.8%	5/25/29		10.0	9.7	9.1
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26		0.4	0.4	0.2
Element Materials Technology Group US Holdings Inc	(e)(h)(i)	Commercial & Professional Services	SA+725	0.5%	6/24/30		£21.0	23.0	24.7
Misys Ltd	(h)(i)(k)(o)	Software & Services	L+725	1.0%	6/13/25		$46.6	44.6	35.1
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/26		6.8	6.7	5.1
OEConnection LLC	(e)(h)(i)(j)	Software & Services	SF+700	0.5%	9/25/27		50.0	50.0	48.4
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26		2.5	2.5	2.4
Peraton Corp	(e)(h)(i)	Capital Goods	L+775	0.8%	2/1/29		21.5	21.3	21.2
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/29		39.9	39.7	31.6

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Pure Fishing Inc	(e)(h)	Consumer Durables & Apparel	L+838	1.0%	12/21/26		26.5	$24.2	$14.8
SIRVA Worldwide Inc	(i)(j)	Commercial & Professional Services	L+950	0.0%	8/3/26		10.3	8.7	8.9
Valeo Foods Group Ltd	(e)(h)	Food, Beverage & Tobacco	SA+800	0.0%	9/28/29		£9.3	11.8	9.9
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	9/23/27		€121.1	132.4	92.0
Total Senior Secured Loans—Second Lien								459.1	385.0

Other Senior Secured Debt—1.3%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28		$25.6	25.0	20.9
Total Other Senior Secured Debt								25.0	20.9

Subordinated Debt—1.3%
Arrotex Australia Group Pty Ltd	(e)	Pharmaceuticals, Biotechnology & Life Sciences	B+1,150 PIK (B+1,150 Max PIK)	1.0%	12/22/26	A$	25.0	16.2	17.0
athenahealth Inc		Health Care Equipment & Services	6.5%		2/15/30		$5.5	4.8	4.1
Total Subordinated Debt								21.0	21.1

Asset Based Finance—33.2%
Abacus JV, Private Equity	(e)	Insurance					31,400,804	32.2	34.0
Altavair AirFinance, Private Equity	(e)	Capital Goods					36,500,000	43.0	42.2
Connecticut Avenue Securities Trust 2022-R08, Structured Mezzanine		Real Estate	SF+560	0.0%	7/25/42		$2.3	2.3	2.4
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials					1,000,000	—	5.3
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials					2,209,115	2.2	2.4
Global Lending Services LLC, Private Equity	(e)	Diversified Financials					17,450,851	22.9	18.3
Kilter Finance, Preferred Stock	(e)(k)	Insurance	12.0%				$24.0	24.0	24.0
KKR Chord IP Aggregator LP, Partnership Interest	(e)	Media & Entertainment					19,616,330	22.9	21.1
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(p)	Capital Goods					19,642,734	24.4	16.6
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+1,050	1.0%	9/30/24		$4.7	4.7	4.7
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+1,050	1.0%	9/30/24		€3.6	3.6	3.9
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+650	1.0%	9/30/24		€5.0	5.0	5.4
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+650	1.0%	9/30/24		£1.1	1.3	1.4
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+650	1.0%	9/30/24		$6.5	6.5	6.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+1,050	1.0%	9/30/24		£0.8	0.9	1.0
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/25		$21.3	21.3	21.3
Luxembourg Life Fund - Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/26		$56.2	55.8	57.0
Luxembourg Life Fund - Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	SF+925	0.0%	4/1/23		$67.4	67.4	68.4
My Community Homes PropCo 2, Private Equity	(e)(p)	Real Estate	17.8%				34,708,333	34.7	32.5
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	2.8%, 5.3% PIK (5.3% Max PIK)		1/25/27		$30.0	9.3	12.7

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate			10/22/26	$29.6	$28.6	$28.3
Pretium Partners LLC P2, Private Equity	(e)	Real Estate				16,772,368	16.2	13.7
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(e)	Real Estate				40,000,000	50.2	47.3
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(e)(k)	Real Estate	7.3%		7/25/30	$24.0	23.7	23.7
Sealane Trade Finance	(e)(m)(p)	Banks				1,104,510	1.1	0.2
SG Residential Mortgage Trust 2022-2, Structured Mezzanine		Real Estate	5.4%		9/25/67	$4.6	3.8	3.7
Star Mountain Strategic Credit Income Fund IV LP, Private Equity	(e)	Diversified Financials				42,500,000	42.5	44.0
Total Asset Based Finance							550.5	542.0

Equity/Other—11.0%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(p)	Energy				13,556	3.6	4.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(p)	Energy				115,178,571	30.5	40.5
athenahealth Inc, Preferred Stock	(e)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			50,000,000	47.5	43.2
Belk Inc, Common Stock	(e)(p)	Retailing				381	—	—
Misys Ltd, Preferred Stock	(e)	Software & Services	L+1,025 PIK (L+1,0255 Max PIK)	0.0%		25,265,621	24.8	21.1
One Call Care Management Inc, Common Stock	(e)(p)	Health Care Equipment & Services				34,873	2.2	1.9
One Call Care Management Inc, Preferred Stock A	(e)(p)	Health Care Equipment & Services				371,993	23.7	20.6
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.7	7.7
Pure Gym Ltd, Private Equity	(e)(p)	Consumer Services				30,218,000	39.4	39.2
Total Equity/Other							180.4	179.0
TOTAL INVESTMENTS—218.5%							$3,755.5	$3,562.9

Derivative Instruments—0.7%
Foreign currency forward contracts								$11.9
____________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 4.77%, the Euro Interbank Offered Rate, or EURIBOR, was 2.13%, Canadian Dollar Offer Rate, or CDOR was 4.94%, the Bank Bill Swap Bid Rate, or BBSY was 3.32%, the Reykjavik Interbank Offered Rate, or REIBOR, was 6.55%, the Stockholm Interbank Offered Rate, or STIBOR, was 2.70%, the Sterling Overnight Index Average, or SONIA, was 3.43%, the

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Secured Overnight Financing Rate, or SOFR, was 4.59%, and the U.S. Prime Lending Rate, or Prime, was 7.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)Fair value is determined in accordance with the Company’s valuation process.
(e)Investments classified as Level 3.
(f)Security is an unfunded commitment. The stated rate reflects the spread disclosed at the time of commitment and may not indicate the actual rate received upon funding.
(g)Asset is on non-accrual status..
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
(p)Security is non-income producing.
Below is selected balance sheet information for COPJV as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023 (Unaudited)	December 31, 2022
Selected Balance Sheet Information
Total investments, at fair value	$3,556.3	$3,562.9
Cash and other assets	256.2	259.2
Total assets	3,812.5	3,822.1
Debt	1,936.0	1,913.4
Other liabilities	280.4	276.4
Total liabilities	2,216.4	2,189.8
Member's equity	$1,596.1	$1,632.3
Below is selected statement of operations information for COPJV for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Selected Statement of Operations Information
Total investment income	$93.1	$60.9
Expenses
Interest expense	29.4	13.6
Custodian and accounting fees	0.4	0.4
Administrative services	2.4	2.4
Professional services	0.1	0.2
Other	0.2	0.1
Total expenses	32.5	16.7
Net investment income	60.6	44.2
Net realized and unrealized gain (loss)	(33.8)	1.2
Net increase in net assets resulting from operations	$26.8	$45.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2023 and December 31, 2022:

		Fair Value
Derivative Instrument	Statement Location	March 31, 2023 (Unaudited)	December 31, 2022
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$21	$25
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(1)	(1)
Total		$20	$24

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2023 and 2022 are in the following locations in the consolidated statements of operations:

		Net Realized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2023	2022
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$3	$5
Total		$3	$5

		Net Unrealized Gains (Losses)
		Three Months Ended March 31,
Derivative Instrument	Statement Location	2023	2022
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(4)	$1
Total		$(4)	$1

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2023 and December 31, 2022:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

	As of March 31, 2023 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$21	$(1)	$—	$—	$20
Total	$21	$(1)	$—	$—	$20
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—
Total	$(1)	$1	$—	$—	$—

	As of December 31, 2022
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$25	$(1)	$—	$—	$24
Total	$25	$(1)	$—	$—	$24
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—
Total	$(1)	$1	$—	$—	$—
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
The average notional balance for foreign currency forward contracts during the three months ended March 31, 2023 and 2022 was $219.9 and $232.2, respectively.

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
As of March 31, 2023 and December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2023
Valuation Inputs	(Unaudited)	December 31, 2022
Level 1—Price quotations in active markets	$1	$—
Level 2—Significant other observable inputs	554	564
Level 3—Significant unobservable inputs	13,325	13,385
Investments measured at net asset value(1)	1,397	1,428
	$15,277	$15,377
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2023 and December 31, 2022.
The Company’s board of directors is responsible for overseeing the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Advisor's valuation policy. The Company's board of directors has designated the Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor's valuation policy.
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Advisor determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Advisor typically values the Company's other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
The Advisor periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Advisor believes that these prices are reliable indicators of fair value. The Advisor reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Advisor’s valuation policy.
The following is a reconciliation for the three months ended March 31, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,124	$874	$22	$264	$1,902	$1,199	$13,385
Accretion of discount (amortization of premium)	11	1	—	—	—	—	12
Net realized gain (loss)	2	(20)	—	—	7	(48)	(59)
Net change in unrealized appreciation (depreciation)	17	2	(2)	—	(17)	71	71
Purchases	235	3	—	10	30	9	287
Paid-in-kind interest	15	—	—	5	3	7	30
Sales and repayments	(234)	(4)	—	—	(147)	(16)	(401)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$9,170	$856	$20	$279	$1,778	$1,222	$13,325
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$17	$(20)	$(2)	$—	$(17)	$21	$(1)

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2023 and December 31, 2022 were as follows:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at March 31, 2023 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$9,365	Discounted Cash Flow	Discount Rate	5.1% - 21.2% (12.0%)	Decrease
	654	Waterfall	EBITDA Multiple	0.3x - 19.8x (7.2x)	Increase
	23	Cost
	4	Other(3)
Subordinated Debt	248	Discounted Cash Flow	Discount Rate	10.9% - 14.9% (13.2%)	Decrease
	31	Waterfall	EBITDA Multiple	7.4x - 7.4x (7.4x)	Increase
Asset Based Finance	978	Discounted Cash Flow	Discount Rate	5.2% - 44.2% (11.8%)	Decrease
	555	Waterfall	EBITDA Multiple	1.0x - 13.7x (1.3x)	Increase
	141	Other(3)
	100	Cost
	4	Indicative Dealer Quotes		44.0% - 44.0% (44.0%)	Increase
Equity/Other	730	Waterfall	EBITDA Multiple	0.1x - 16.2x (7.2x)	Increase
	485	Discounted Cash Flow	Discount Rate	10.0% - 25.0% (16.0%)	Decrease
	5	Other(3)
	2	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
Total	$13,325

Type of Investment	Fair Value at December 31, 2022	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$9,274	Discounted Cash Flow	Discount Rate	6.0% - 24.2% (12.0%)	Decrease
	575	Waterfall	EBITDA Multiple	0.3x - 19.8x (7.2x)	Increase
	167	Cost
	4	Other(3)
Subordinated Debt	242	Discounted Cash Flow	Discount Rate	10.9% - 14.9% (13.3%)	Decrease
	22	Waterfall	EBITDA Multiple	7.5x - 7.5x (7.5x)	Increase
Asset Based Finance	980	Discounted Cash Flow	Discount Rate	5.1% - 44.0% (11.3%)	Decrease
	636	Waterfall	EBITDA Multiple	1.0x - 13.7x (1.6x)	Increase
	144	Cost
	138	Other(3)
	4	Indicative Dealer Quotes		42.0% - 42.0% (42.0%)	Increase
Equity/Other	683	Waterfall	EBITDA Multiple	0.0x - 15.0x (7.4x)	Increase
	488	Discounted Cash Flow	Discount Rate	10.0% - 25.0% (15.6%)	Decrease
	13	Cost
	12	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
Total	$13,385
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2023, the aggregate amount outstanding of the senior securities issued by the Company was $8,713. As of March 31, 2023, the Company’s asset coverage was 180%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2023 and December 31, 2022. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2022. Any significant changes to the Company's financing arrangements during the three months ended March 31, 2023 are discussed below.

	As of March 31, 2023 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.15%(1)	$150	$50	November 22, 2025
Burholme Prime Brokerage Facility(2)	Prime Brokerage Facility	SOFR+1.35%(1)	—	—	September 26, 2023
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	285	15	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+1.85%(1)	240	10	February 26, 2025
Dunlap Credit Facility(2)	Revolving Credit Facility	SOFR+1.85%(1)	467	33	February 26, 2025
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.55%(1)	300	—	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,174(5)	2,469(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$8,713	$2,577
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of March 31, 2023, there was $200 term loan outstanding at SOFR+1.90% and $85 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €242 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of March 31, 2023 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD22 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.74 as of March 31, 2023 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £30 has been converted to U.S dollars at an exchange rate of £1.00 to $1.24 as of March 31, 2023 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD79 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.67 as of March 31, 2023 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of March 31, 2023, $12 of such letters of credit have been issued.
(7)As of March 31, 2023, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $387, $460, $445, $446, $254, $899, $337, $424 and $615, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of March 31, 2023, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	As of December 31, 2022
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$131	$69	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	June 28, 2023
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	285	15	June 2, 2026
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	242	8	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	472	28	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.55%(1)	244	56	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,260(5)	2,383(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$8,731	$2,559
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of December 31, 2022, there was $200 term loan outstanding at SOFR+1.90% and $85 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €260 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD32 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.74 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £39 has been converted to U.S dollars at an exchange rate of £1.00 to $1.21 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD112 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.68 as of December 31, 2022 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2022, $12 of such letters of credit have been issued.
(7)As of December 31, 2022, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $388, $452, $442, $446, $255, $888, $334, $421 and $606, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2022, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the three months ended March 31, 2023 and 2022, the components of total interest expense for the Company's financing arrangements were as follows:

	Three Months Ended March 31,
	2023			2022
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$2	$1	$3	$1	$0	$1
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	5	0	5	2	0	2
Darby Creek Credit Facility(2)	4	0	4	1	0	1
Dunlap Credit Facility(2)	8	0	8	3	0	3
Meadowbrook Run Credit Facility(2)	4	0	4	2	0	2
Senior Secured Revolving Credit Facility(2)	38	1	39	16	1	17
4.750% Notes due 2022	—	—	—	6	0	6
4.625% Notes due 2024	5	0	5	4	0	4
1.650% Notes due 2024	2	1	3	2	1	3
4.125% Notes due 2025	5	1	6	5	0	5
4.250% Notes due 2025	5	(2)	3	5	(1)	4
8.625% Notes due 2025	5	0	5	5	1	6
3.400% Notes due 2026	9	2	11	9	1	10
2.625% Notes due 2027	2	0	2	2	0	2
3.250% Notes due 2027	4	0	4	3	0	3
3.125% Notes due 2028	6	0	6	6	0	6
CLO-1 Notes	6	0	6	2	0	2
Total	$110	$4	$114	$74	$3	$77
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2023 were $8,842 and 5.00%, respectively. As of March 31, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.08%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2022 were $9,649 and 3.07%, respectively. As of March 31, 2022, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.14%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2023 and December 31, 2022.
Burholme Prime Brokerage Facility
On January 25, 2023, Burholme Funding LLC, or Burholme Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into an eighth amendment to the committed facility arrangement, or the Burholme Prime Brokerage Facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP to amend the interest rate on borrowings thereunder from LIBOR plus 1.25% per annum to SOFR plus 1.35% per annum. Interest remains payable monthly in arrears.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
Darby Creek Credit Facility
On February 23, 2023, Darby Creek LLC, or Darby Creek, a wholly-owned special-purpose financing subsidiary of the Company, entered into an Eleventh Amendment (the “Eleventh Amendment to the Darby Creek Credit Facility”) to a revolving credit facility, or the Darby Creek Credit Facility, with Deutsche Bank AG, New York Branch, as facility agent, each of the lenders from time to time party thereto, the other agents parties thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian.
The Eleventh Amendment to the Darby Creek Credit Facility, among other things, (i) extended the end of the revolving period from February 26, 2023 to April 26, 2023, (ii) converted the applicable benchmark for calculating interest thereunder for borrowings in U.S. dollars from LIBOR to Term SOFR and (iii) increased the margin over the applicable benchmark that would be charged after the revolving period to 2.90% per annum, plus Term SOFR (or the relevant reference rate for any foreign currency borrowings).
Dunlap Credit Facility
On February 23, 2023, Dunlap Funding LLC, or Dunlap Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into Amendment No. 15 (“Amendment No. 15 to the Dunlap Credit Facility”) to a revolving credit facility, or the Dunlap Credit Facility with Deutsche Bank AG, New York Branch, as facility agent, each of the lenders from time to time party thereto, the other agents parties thereto, and Wells Fargo Bank, National Association, as collateral agent and collateral custodian.
Amendment No. 15 to the Dunlap Credit Facility, among other things, (i) extended the end of the revolving period from February 26, 2023 to April 26, 2023 (ii) converted the applicable benchmark for calculating interest thereunder for borrowings in U.S. dollars from LIBOR to Term SOFR and (iii) increased the margin over the applicable benchmark that would be charged after the revolving period to 2.90% per annum, plus Term SOFR (or the relevant reference rate for any foreign currency borrowings).

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2023, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$8.6
3Pillar Global Inc	24.0
48Forty Solutions LLC	9.6
Advanced Dermatology & Cosmetic Surgery	3.6
Advanced Dermatology & Cosmetic Surgery	2.2
Affordable Care Inc	12.8
Affordable Care Inc	25.7
Alacrity Solutions Group LLC	5.9
American Vision Partners	4.7
Amerivet Partners Management Inc	8.4
Amerivet Partners Management Inc	48.8
Arcfield Acquisition Corp	7.1
Arcos LLC/VA	4.5
Ardonagh Group Ltd	9.9
AxiomSL Ltd	2.5
AxiomSL Ltd	2.3
Barbri Inc	9.1
BGB Group LLC	19.9
Careismatic Brands Inc	15.0
CFC Underwriting Ltd	5.7
Circana Group (f.k.a. NPD Group)	0.9
Clarience Technologies LLC	25.3
Community Brands Inc	3.8
Community Brands Inc	1.9
Corsearch Intermediate Inc	4.4
CSafe Global	34.9
DOC Generici Srl	2.3
Envirotainer Ltd	2.7
Excelitas Technologies Corp	1.4
Excelitas Technologies Corp	3.1
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	6.9
Galway Partners Holdings LLC	9.4
Galway Partners Holdings LLC	1.3
Gigamon Inc	9.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Heniff Transportation Systems LLC	$14.3
Higginbotham Insurance Agency Inc	3.7
HKA	0.2
HM Dunn Co Inc	2.0
Individual FoodService	4.7
Individual FoodService	1.1
iNova Pharmaceuticals (Australia) Pty Limited	2.2
Insight Global LLC	21.1
Insight Global LLC	26.8
J S Held LLC	1.3
J S Held LLC	17.4
Karman Space Inc	0.8
Laboratoires Vivacy SAS	0.7
Lakefield Veterinary Group	34.3
Lakeview Farms Inc	10.8
Lakeview Farms Inc	2.8
Lexitas Inc	7.6
Lipari Foods LLC	26.0
Lloyd's Register Quality Assurance Ltd	12.6
Magna Legal Services LLC	2.2
Magna Legal Services LLC	0.6
Med-Metrix	25.0
Med-Metrix	7.8
Monitronics International Inc	15.7
Motion Recruitment Partners LLC	59.6
NBG Home	1.0
Net Documents	2.7
New Era Technology Inc	1.2
Novotech Pty Ltd	5.6
Oxford Global Resources LLC	4.6
Oxford Global Resources LLC	8.0
PartsSource Inc	3.3
PartsSource Inc	22.7
Radwell International LLC/PA	6.0
Revere Superior Holdings Inc	3.2
Rise Baking Company	4.6
RSC Insurance Brokerage Inc	3.0
SAMBA Safety Inc	1.8
SavATree LLC	3.4
SavATree LLC	6.3
Source Code LLC	15.0
Spins LLC	7.9
Spins LLC	16.5
Spotless Brands LLC	18.4
Summit Interconnect Inc	9.4
Sweeping Corp of America Inc	2.6
Time Manufacturing Co	16.7
Version1 Software Ltd	1.1
VetCor Professional Practices LLC	3.8
VetCor Professional Practices LLC	6.6

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Wealth Enhancement Group LLC	$2.4
Wealth Enhancement Group LLC	2.1
Woolpert Inc	3.7
Worldwise Inc	15.5
Worldwise Inc	6.8
Zendesk Inc	6.0
Zendesk Inc	14.4
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.1
Subordinated Debt
Covis Finco Sarl	20.0
Asset Based Finance
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Jet Edge International LLC, Term Loan	0.7
Total	$941.9
Unfunded Asset Based Finance/Other commitments	$497.3
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of March 31, 2023, the Company’s debt commitments are comprised of $421.6 revolving credit facilities and $520.3 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(16.8). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of March 31, 2023, $12 of such letters of credit have been issued.
As of March 31, 2023, the Company also has an unfunded commitment to provide $560.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2023 and December 31, 2022.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2023 and the year ended December 31, 2022:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$24.89	$27.17
Results of operations(2)
Net investment income (loss)	0.81	3.05
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.11)	(2.74)
Net increase (decrease) in net assets resulting from operations	0.70	0.31
Stockholder distributions(3)
Distributions from net investment income	(0.70)	(2.66)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(0.70)	(2.66)
Capital share transactions
Repurchases of common stock(4)	0.04	0.07
Net increase (decrease) in net assets resulting from capital share transactions	0.04	0.07
Net asset value, end of period	$24.93	$24.89
Per share market value, end of period	$18.50	$17.50
Shares outstanding, end of period	280,066,433	281,731,750
Total return based on net asset value(5)	2.97%	1.40%
Total return based on market value(6)	9.72%	(4.61)%
Ratio/Supplemental Data:
Net assets, end of period	$6,983	$7,012
Ratio of net investment income to average net assets(7)	12.94%	11.42%
Ratio of total operating expenses to average net assets(7)	12.83%	10.96%
Ratio of net operating expenses to average net assets(7)	12.83%	10.17%
Portfolio turnover(8)	1.76%	28.61%
Total amount of senior securities outstanding, exclusive of treasury securities	$8,713	$8,731
Asset coverage per unit(9)	1.80	1.80
_______________
(1)Per share data may be rounded in order to recompute the ending net asset value per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)Represents the incremental impact of the Company's share repurchase program by buying shares in the open market at a price lower than net asset value per share.
(5)The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the cash distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.
(6)The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 11. Financial Highlights (continued)
not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2023 are annualized. Annualized ratios for the three months ended March 31, 2023 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2023. The following is a schedule of supplemental ratios for the three months ended March 31, 2023 and year ended December 31, 2022:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
	(Unaudited)
Ratio of net subordinated income incentive fees to average net assets	2.60%	1.31%
Ratio of interest expense to average net assets	6.44%	4.82%
Ratio of excise taxes to average net assets	—%	0.25%
(8)Portfolio turnover for the three months ended March 31, 2023 is not annualized.
(9)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Subsequent Events
Darby Creek Credit Facility and Dunlap Funding Credit Facility Merger
On April 27, 2023, Darby Creek LLC (“Darby Creek”), a wholly-owned subsidiary of FS KKR Capital Corp. (the “Company”), entered into the Twelfth Amendment to the Loan Financing and Servicing Agreement and Omnibus Amendment to the Transaction Documents (the “Twelfth Amendment”), which amends the Loan Financing and Servicing Agreement, dated February 20, 2014, by and among Darby Creek, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each of the lenders from time to time party thereto, the other agents parties thereto, and Wells Fargo Bank, National Association as collateral agent and collateral custodian.
The Twelfth Amendment, among other things, (i) extends the maturity date to February 26, 2027, (ii) extends the end of the revolving period to February 26, 2025, (iii) increases the interest rate applicable to advances to 2.65% per annum, plus term SOFR (or the relevant reference rate for any foreign currency borrowings), (iv) increases the total facility commitment to $750, and (v) extends the period in which the prepayment premium will be payable on certain reductions or terminations of the commitments to October 27, 2024.
On April 27, 2023, concurrent with the closing of the Twelfth Amendment, Dunlap Funding LLC (“Dunlap Funding”), a wholly-owned subsidiary of the Company, merged with and into Darby Creek (the “Merger”) pursuant to an Agreement and Plan of Merger, with Darby Creek surviving the Merger.
Upon consummation of the Merger, the Loan Financing and Servicing Agreement, dated as of December 2, 2014, among Dunlap Funding, as borrower, Wells Fargo, as collateral agent and collateral custodian, the lenders from time to time party thereto, and DB, as facility agent, was terminated and all outstanding borrowings were assumed into the Darby Creek Funding Facility.

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
Portfolio Investment Activity for the Three Months Ended March 31, 2023 and for the Year Ended December 31, 2022
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2023 and the year ended December 31, 2022:

	For the Three Months Ended	For the Year Ended
Net Investment Activity	March 31, 2023	December 31, 2022
Purchases	$270	$4,642
Sales and Repayments	(386)	(4,741)
Net Portfolio Activity	$(116)	$(99)

	For the Three Months Ended
	March 31, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$223	82%	$(222)	58%
Senior Secured Loans—Second Lien	—	—	(5)	1%
Other Senior Secured Debt	—	—	—	—
Subordinated Debt	8	3%	—	—
Asset Based Finance	29	11%	(147)	38%
Credit Opportunities Partners JV, LLC	—	—	—	—
Equity/Other(1)	10	4%	(12)	3%
Total	$270	100%	$(386)	100%

(1) Equity/Other includes investments in preferred equity investments. During the three months ended March 31, 2023, purchases of preferred equity investments were $0 and sales and repayments of preferred equity investments were $0.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	(Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,635	$9,320	61.0%	$9,607	$9,278	60.3%
Senior Secured Loans—Second Lien	1,280	1,172	7.7%	1,299	1,194	7.8%
Other Senior Secured Debt	152	107	0.7%	152	110	0.7%
Subordinated Debt	399	280	1.8%	384	265	1.7%
Asset Based Finance	1,916	1,779	11.7%	2,024	1,903	12.4%
Credit Opportunities Partners JV, LLC	1,572	1,397	9.1%	1,572	1,428	9.3%
Equity/Other(2)	1,229	1,222	8.0%	1,276	1,199	7.8%
Total	$16,183	$15,277	100.0%	$16,314	$15,377	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2) As of March 31, 2023, Equity/Other included $877 of preferred equity investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Number of Portfolio Companies	189	197
% Variable Rate Debt Investments (based on fair value)(1)(2)	69.7%	69.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.3%	8.6%
% Other Income Producing Investments (based on fair value)(3)	14.7%	15.0%
% Non-Income Producing Investments (based on fair value)(2)	4.6%	4.4%
% of Investments on Non-Accrual (based on fair value)	2.7%	2.4%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	12.3%	12.0%
Weighted Average Annual Yield on All Debt Investments(5)	11.4%	11.2%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2023.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2023.
For the three months ended March 31, 2023, our total return based on net asset value was 2.97% and our total return based on market value was 9.72%. For the year ended December 31, 2022, our total return based on net asset value was 1.40% and our total return based on market value was (4.61)%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.
Direct Originations
The following table presents certain selected information regarding our Direct Originations as of March 31, 2023 and December 31, 2022:

Characteristics of All Direct Originations held in Portfolio	March 31, 2023	December 31, 2022
Number of Portfolio Companies	178	183
% of Investments on Non-Accrual (based on fair value)	2.7%	2.4%
Total Cost of Direct Originations	$15,493.3	$15,654.2
Total Fair Value of Direct Originations	$14,718.0	$14,885.5
% of Total Investments, at Fair Value	96.3%	96.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)	12.3%	12.0%
Weighted Average Annual Yield on All Debt Investments(2)	11.4%	11.2%
_____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2023.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2023.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	(Unaudited)		December 31, 2022
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$8	0.1%	$25	0.2%
Capital Goods	2,357	15.4%	2,366	15.4%
Commercial & Professional Services	1,776	11.6%	1,670	10.9%
Consumer Discretionary Distribution & Retail	282	1.8%	282	1.8%
Consumer Durables & Apparel	239	1.6%	235	1.5%
Consumer Services	200	1.3%	189	1.2%
Consumer Staples Distribution & Retail	106	0.7%	103	0.7%
Credit Opportunities Partners JV, LLC	1,397	9.1%	1,428	9.3%
Energy	230	1.5%	272	1.8%
Equity Real Estate Investment Trusts (REITs)	307	2.0%	336	2.2%
Financial Services	801	5.2%	844	5.5%
Food, Beverage & Tobacco	207	1.4%	226	1.4%
Health Care Equipment & Services	1,951	12.8%	1,963	12.8%
Household & Personal Products	238	1.6%	242	1.6%
Insurance	969	6.3%	974	6.3%
Materials	227	1.5%	197	1.3%
Media & Entertainment	730	4.8%	695	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	240	1.6%	231	1.5%
Real Estate Management & Development	130	0.9%	156	1.0%
Software & Services	2,525	16.5%	2,591	16.8%
Technology Hardware & Equipment	2	0.0%	1	0.0%
Telecommunication Services	73	0.5%	76	0.5%
Transportation	282	1.8%	275	1.8%
Total	$15,277	100.0%	$15,377	100.0%
____________
(1)S&P Dow Jones recently updated the Global Industry Classification Standard (GICS) structure. As a result, certain investments categorization as of December 31, 2022 have been updated to reflect their new classification in the above table, for comparability purposes.

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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$11,376	74%	$11,565	75%
2	2,979	20%	2,899	19%
3	296	2%	452	3%
4	626	4%	461	3%
Total	$15,277	100%	$15,377	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and March 31, 2022
Revenues
Our investment income for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023		2022
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$327	71.7%	$261	65.9%
Paid-in-kind interest income	42	9.2%	43	10.9%
Fee income	5	1.1%	29	7.3%
Dividend income	82	18.0%	63	15.9%
Total investment income(1)	$456	100.0%	$396	100.0%
___________
(1)Such revenues represent $399 and $332 of cash income earned as well as $57 and $64 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 can be primarily attributed to the rising interest rate environment.
The decrease in fee income for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 can primarily be attributed to reduced structuring activity during the three months ended March 31, 2023.
The increase in dividend income during the three ended March 31, 2023 compared to the three months ended March 31, 2022 can primarily be attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC.
Expenses
Our operating expenses for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Management fees	$58	$62
Subordinated income incentive fees	46	40
Administrative services expenses	3	4
Accounting and administrative fees	1	1
Interest expense	114	77
Other expenses	5	7
Total operating expenses	227	191
Incentive fee waiver	—	(15)
Net operating expenses	227	176

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Ratio of operating expenses to average net assets	3.21%	2.46%
Ratio of incentive fee waiver to average net assets(1)	—%	(0.20)%
Ratio of net operating expenses to average net assets	3.21%	2.26%
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	2.26%	1.31%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.95%	0.95%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
The increase in expenses during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 can primarily be attributed to an increase in subordinated income incentive fees and interest expense as a result of the rising rate environment.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as LIBOR, among other factors.
Net Investment Income
Our net investment income totaled $229 ($0.81 per share) and $220 ($0.77 per share) for the three months ended March 31, 2023 and 2022, respectively. The increase in net investment income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 can primarily be attributed to higher investment income during the three months ended March 31, 2023 as discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Net realized gain (loss) on investments(1)	$(58)	$(32)
Net realized gain (loss) on foreign currency forward contracts	3	5
Net realized gain (loss) on foreign currency	1	1
Total net realized gain (loss)	$(54)	$(26)
______________
(1)We sold investments and received principal repayments, respectively, of $228 and $158 during the three months ended March 31, 2023 and $994 and $679 during the three months ended March 31, 2022.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$31	$27
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(4)	1
Net change in unrealized gain (loss) on foreign currency	(3)	3
Total net change in unrealized appreciation (depreciation)	$24	$31
The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2023 was driven primarily by depreciation on several specific assets in the portfolio, partially offset by appreciation on several assets in the portfolio. The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2022 was driven primarily by significant appreciation on several assets in the portfolio, partially offset by depreciation on several specific assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2023, the net decrease in net assets resulting from operations was $199 ($0.71 per share) compared to a net increase in net assets resulting from operations of $225 ($0.79 per share) during the three months ended March 31, 2022.

Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2023, we had $250 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $2,577 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2023, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of March 31, 2023, we had unfunded debt investments with aggregate unfunded commitments of $941.9, unfunded equity/other commitments of $497.3 and unfunded commitments of $560.2 of Credit Opportunities Partners JV, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2023, the aggregate amount outstanding of the senior securities issued by us was $8.7 billion. As of March 31, 2023, our asset coverage was 180%. See “—Financing Arrangements.”
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2023:

	As of March 31, 2023 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.15%(1)	$150	$50	November 22, 2025
Burholme Prime Brokerage Facility(2)	Prime Brokerage Facility	SOFR+1.35%(1)	—	—	September 26, 2023
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	L+1.90% - 2.05%(1)(3)	285	15	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.90%(1)	240	10	February 26, 2025
Dunlap Credit Facility(2)	Revolving Credit Facility	SOFR+2.90(1)	467	33	February 26, 2025
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.05%(1)	300	—	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,174(5)	2,469(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$8,713	$2,577
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
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €242 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of March 31, 2023 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD22 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.74 as of March 31, 2023 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £30 has been converted to U.S dollars at an exchange rate of £1.00 to $1.24 as of March 31, 2023 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD79 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.67 as of March 31, 2023 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of March 31, 2023, $12 of such letters of credit have been issued.
(7)As of March 31, 2023, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $387, $460, $445, $446, $254, $899, $337, $424 and $615, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of March 31, 2023, there were $281.4 of Class A-1R notes outstanding at L+1.85%, $20.5 of Class A-2R notes outstanding at L+2.25%, $32.4 of Class B-1R notes outstanding at L+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2023 or 2022 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.63	$179
Total	$0.63	$179
Fiscal 2023
March 31, 2023	$0.70	$196
Total	$0.70	$196
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Darby Creek Credit Facility and Dunlap Funding Credit Facility Merger
On April 27, 2023, Darby Creek LLC (“Darby Creek”), our wholly-owned subsidiary, entered into the Twelfth Amendment to the Loan Financing and Servicing Agreement and Omnibus Amendment to the Transaction Documents (the “Twelfth Amendment”),

which amends the Loan Financing and Servicing Agreement, dated February 20, 2014, by and among Darby Creek, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each of the lenders from time to time party thereto, the other agents parties thereto, and Wells Fargo Bank, National Association as collateral agent and collateral custodian.
The Twelfth Amendment, among other things, (i) extends the maturity date to February 26, 2027, (ii) extends the end of the revolving period to February 26, 2025, (iii) increases the interest rate applicable to advances to 2.65% per annum, plus term SOFR (or the relevant reference rate for any foreign currency borrowings), (iv) increases the total facility commitment to $750, and (v) extends the period in which the prepayment premium will be payable on certain reductions or terminations of the commitments to October 27, 2024.
On April 27, 2023, concurrent with the closing of the Twelfth Amendment, Dunlap Funding LLC (“Dunlap Funding”), our wholly-owned subsidiary, merged with and into Darby Creek (the “Merger”) pursuant to an Agreement and Plan of Merger, with Darby Creek surviving the Merger.
Upon consummation of the Merger, the Loan Financing and Servicing Agreement, dated as of December 2, 2014, among Dunlap Funding, as borrower, Wells Fargo, as collateral agent and collateral custodian, the lenders from time to time party thereto, and DB, as facility agent, was terminated and all outstanding borrowings were assumed into the Darby Creek Funding Facility.

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
Valuation of Portfolio Investments
Our board of directors is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Advisor's valuation policy. As permitted by Rule 2a-5 of the 1940 Act, our board of directors has designated the Advisor as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor's valuation policy.
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
The Advisor determines the fair value of our investment portfolio each quarter. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Advisor. In connection with that determination, the Advisor will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•our quarterly fair valuation process begins by the Advisor facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in the Advisor's valuation policy and communicates the information to the Advisor in the form of a valuation range for Level 3 assets;
•the Advisor then reviews the preliminary valuation information for each portfolio company or investment and provides feedback about the accuracy, completeness and timeliness of the valuation-related inputs considered by the independent third-party pricing or valuation service and any suggested revisions thereto prior to the independent third-party pricing or valuation service finalizing its valuation range;
•the Advisor then provides the valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by the Advisor's board reporting obligations;
•the valuation committee meets with the Advisor to receive the relevant quarterly reporting from the Advisor and to discuss any questions from the valuation committee in connection with the valuation committee's role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Advisor) provides our board of directors with a report regarding the quarterly valuation process.
In circumstances where the Advisor deems appropriate, the Advisor’s internal valuation team values certain investments. When performing the internal valuations, the Advisor utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations are approved by an internal valuation committee of the Advisor, as well as the valuation committee of the Board, as described above.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, the Advisor may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, the Advisor is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by the Advisor or provided by any independent third-party valuation or pricing service that the Advisor deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Advisor and any independent third-party valuation services may consider when determining the fair value of our investments.
The valuation methods utilized for each portfolio company may vary depending on industry and company-specific considerations. Typically, the first step is to make an assessment as to the enterprise value of the portfolio company's business in order to establish whether the portfolio company's enterprise value is greater than the amount of its debt as of the valuation date. This analysis helps to determine a risk profile for the applicable portfolio company and its related investments, and the appropriate valuation methodology to utilize as part of the security valuation analysis. The enterprise valuation may be determined using a market or income approach.
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Advisor may incorporate these factors into discounted cash flow models to arrive at fair value. Various methods may be used to determine the appropriate discount rate in a discounted cash flow model.
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
When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Advisor subsequently values these warrants or other equity securities received at their fair value.
See Note 8 to our unaudited consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
Contractual Obligations
We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2023 and 2022.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2023, 69.7% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.3% were debt investments paying fixed interest rates while 14.7% were other income producing investments, 4.6% consisted of non-income producing investments, and the remaining 2.7% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2023 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(110)	$(40)	$(70)	(6.4)%
Down 50 basis points	(55)	(20)	(35)	(3.2)%
Up 50 basis points	55	20	35	3.2%
Up 100 basis points	110	40	70	6.4%
Up 150 basis points	165	60	105	9.6%
Up 200 basis points	220	80	140	12.8%
Up 250 basis points	275	100	175	16.0%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of March 31, 2023, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2023 and 2022, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2023, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2023 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of March 31, 2023					Economic Hedging As of March 31, 2023
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2023 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	101.1	$67.8	$62.3	$6.2	A$	10.6	$7.1
British Pound Sterling		£36.8	45.5	42.5	4.3		£19.6	24.3
Canadian Dollars		$31.8	23.5	22.7	2.3		$10.9	8.0
Euros		€477.0	518.6	262.3	26.2		€34.9	37.8
Icelandic Krona	ISK	1,383.4	10.1	9.6	1.0	—		—
Norwegian Krone	NOK	465.9	44.6	35.5	3.6	NOK	45.8	4.4
Swedish Krona	SEK	1,255.0	121.3	87.7	8.8	SEK	1,017.5	98.4
Total			$831.4	$522.6	$52.4			$180.0
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
As of March 31, 2023, the net contractual amount of our foreign currency forward contracts totaled $180.0, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2023, we had outstanding borrowings denominated in foreign currencies of €242, CAD22, £30 and AUD79 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
In November 2020, the Company’s board of directors authorized a stock repurchase program, which went into effect in September 2021, or the Share Repurchase Program. Under the Share Repurchase Program originally approved by the Company's board of directors, the Company was permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. On September 15, 2022, the program expired and was terminated pursuant to the terms of the program. On October 31, 2022, the board of directors approved a renewal of the Share Repurchase Program. The program provided for aggregate purchases of the Company’s common stock in amount up to to $54, which was the aggregate amount remaining of the $100 amount originally approved by the board of directors. The timing, manner, price and amount of any share repurchases were determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The Share Repurchase Program did not require the Company to repurchase any specific number of shares and the Company did not assure stockholders that any shares would be repurchased under the program. As of March 31, 2023, the Share Repurchase Program has concluded since the aggregate repurchase amount under the program has been expended.
During the three months ended March 31, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the Share Repurchase Program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32).
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
In September 2022, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the September 2022 Affiliated Seller Program, to facilitate the sale of shares of our common stock pursuant to the terms and conditions of such plan. The September 2022 Affiliated Seller Program provided for the sale of up to 18,746,394 shares of our common stock, subject to the limitations provided therein.
In November 2022, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the November 2022 Affiliated Purchaser Program and, together with the September 2021 and December 2021 Affiliated Purchaser Programs, the Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The November 2022 Affiliated Purchaser Program provided for the purchase of up to approximately $54 worth of shares of our common stock, subject to the limitations provided therein. The November 2022 Affiliated Purchaser Program has concluded since the aggregate repurchase amount under the plan has been expended.
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any "affiliated purchaser," as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended March 31, 2023. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	556,814	$18.75	556,814	$21
February 1, 2023 through February 28, 2023	480,884	19.67	480,884	12
March 1, 2023 through March 31, 2023	627,619	18.41	627,619	—
	1,665,317	$18.89	1,665,317
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Share Repurchase Program and the Affiliated Purchaser Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Not applicable.

kItem 6.    Exhibits

10.1
Eleventh Amendment to Loan Financing and Servicing Agreement, dated February 23, 2023, by and among Darby Creek LLC, Deutsche Bank AG, New York Branch, as facility agent, and each of the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on February 27,2023).

10.2
Amendment No. 15 to Loan Financing and Servicing Agreement, dated February 23, 2023, by and among Dunlap Funding LLC, Deutsche Bank AG, New York Branch, as facility agent and as lender. (Incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 27,2023).

10.3
Eighth Amendment Agreement, dated as of January 25, 2023, to the Committed Facility Agreement, dated as of October 17, 2014, between BNP Paribas Prime Brokerage International, Ltd. and Burholme Funding, LLC.(Incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K filed on February 27,2023).

10.4	Twelfth Amendment to Loan Financing and Servicing Agreement, dated April 27, 2023, by and among Darby Creek LLC, Deutsche Bank AG, New York Branch, as facility agent and as lender.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*
Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.
†Pursuant to Item 601(a)(5) of Regulation S-K, certain exhibits and schedules have been omitted. The registrant hereby agrees to furnish supplementally a copy of any omitted attachment to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2023.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer