Form 10-Q
period 2023-06-30
FS KKR Capital Corp
filed 2023-08-07
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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
There were 280,066,433 shares of the registrant’s common stock outstanding as of July 31, 2023.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$11,773 and $12,566, respectively)	$11,263	$12,026
Non-controlled/affiliated investments (amortized cost—$680 and $575, respectively)	538	443
Controlled/affiliated investments (amortized cost—$3,090 and $3,173, respectively)	2,963	2,908
Total investments, at fair value (amortized cost—$15,543 and $16,314, respectively)	$14,764	$15,377
Cash	225	248
Foreign currency, at fair value (cost—$49 and $3, respectively)	49	3
Receivable for investments sold and repaid	117	212
Income receivable	275	227
Unrealized appreciation on foreign currency forward contracts	22	25
Deferred financing costs	26	23
Prepaid expenses and other assets	10	9
Total assets	$15,488	$16,124
Liabilities
Payable for investments purchased	$—	$14
Debt (net of deferred financing costs of $29 and $34, respectively)(1)	8,158	8,694
Unrealized depreciation on foreign currency forward contracts	1	1
Stockholder distributions payable	196	192
Management fees payable	56	59
Subordinated income incentive fees payable(2)	47	27
Administrative services expense payable	6	6
Interest payable	95	90
Other accrued expenses and liabilities	14	29
Total liabilities	$8,573	$9,112
Commitments and contingencies(3)
Stockholders' equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 281,731,750 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,578	9,610
Retained earnings (accumulated deficit)(4)	(2,663)	(2,598)
Total stockholders' equity	$6,915	$7,012
Total liabilities and stockholders' equity	$15,488	$16,124
Net asset value per share of common stock at period end	$24.69	$24.89
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

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Investment income
From non-controlled/unaffiliated investments:
Interest income	$291	$229	$596	$470
Paid-in-kind interest income	36	15	59	33
Fee income	5	13	10	40
Dividend and other income	17	17	36	25
From non-controlled/affiliated investments:
Interest income	10	7	13	17
Paid-in-kind interest income	9	14	18	25
Fee income	1	0	1	2
Dividend and other income	—	2	—	7
From controlled/affiliated investments:
Interest income	19	11	38	21
Paid-in-kind interest income	11	11	21	25
Fee income	—	0	—	0
Dividend and other income	63	60	126	110
Total investment income	462	379	918	775

Operating expenses
Management fees	56	63	114	125
Subordinated income incentive fees(1)	47	37	93	77
Administrative services expenses	4	4	7	8
Accounting and administrative fees	1	1	2	2
Interest expense(2)	118	83	232	160
Other general and administrative expenses	7	3	12	10
Total operating expenses	233	191	460	382
Incentive fee waiver(1)	—	(15)	—	(30)
Net expenses	233	176	460	352
Net investment income	229	203	458	423

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(39)	177	(97)	151
Non-controlled/affiliated investments	(3)	45	(3)	39
Controlled/affiliated investments	(172)	(39)	(172)	(39)
Net realized gain (loss) on foreign currency forward contracts	1	2	4	7
Net realized gain (loss) on foreign currency	2	6	3	7
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	26	(251)	31	(291)
Non-controlled/affiliated investments	(27)	(71)	(11)	(41)
Controlled/affiliated investments	128	(184)	138	(147)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	15	(3)	16
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations (continued)
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net change in unrealized gain (loss) on foreign currency	$(4)	$27	$(7)	$30
Total net realized and unrealized gain (loss)	(87)	(273)	(117)	(268)
Provision for taxes on realized gains on investments	—	(3)	—	(3)
Net increase (decrease) in net assets resulting from operations	$142	$(73)	$341	$152

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.51	$(0.26)	$1.22	$0.53
Weighted average shares outstanding	280,066,433	283,876,365	280,490,590	284,098,718
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company's financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operations
Net investment income (loss)	$229	$203	$458	$423
Net realized gain (loss) on investments, foreign currency forward contracts, foreign currency and provision for taxes on realized gains on investments	(211)	188	(265)	162
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	128	(491)	155	(463)
Net change in unrealized gain (loss) on foreign currency	(4)	27	(7)	30
Net increase (decrease) in net assets resulting from operations	142	(73)	341	152
Stockholder distributions(2)
Distributions to stockholders	(210)	(193)	(406)	(372)
Net decrease in net assets resulting from stockholder distributions	(210)	(193)	(406)	(372)
Capital share transactions(3)
Repurchases of common stock	—	(14)	(32)	(23)
Net increase (decrease) in net assets resulting from capital share transactions	—	(14)	(32)	(23)
Total increase (decrease) in net assets	(68)	(280)	(97)	(243)
Net assets at beginning of period	6,983	7,767	7,012	7,730
Net assets at end of period	$6,915	$7,487	$6,915	$7,487
_______________
(1)See Note 7 for a discussion of these financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(in millions)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$341	$152
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(633)	(2,872)
Paid-in-kind interest	(70)	(62)
Proceeds from sales and repayments of investments	1,231	2,579
Net realized (gain) loss on investments	272	(151)
Net change in unrealized (appreciation) depreciation on investments	(158)	479
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	3	(16)
Accretion of discount	(29)	(50)
Amortization of deferred financing costs and discount	8	7
Unrealized (gain)/loss on borrowings in foreign currency	4	(36)
(Increase) decrease in receivable for investments sold and repaid	95	69
(Increase) decrease in income receivable	(48)	(37)
(Increase) decrease in prepaid expenses and other assets	(1)	(1)
Increase (decrease) in payable for investments purchased	(14)	25
Increase (decrease) in management fees payable	(3)	3
Increase (decrease) in subordinated income incentive fees payable	20	3
Increase (decrease) in administrative services expense payable	—	—
Increase (decrease) in interest payable	5	7
Increase (decrease) in other accrued expenses and liabilities	(15)	(14)
Net cash provided by (used in) operating activities	1,008	85
Cash flows from financing activities
Repurchases of common stock	(32)	(23)
Stockholder distributions	(402)	(355)
Borrowings under financing arrangements	1,192	2,181
Repayments of financing arrangements	(1,737)	(1,977)
Deferred financing costs paid	(6)	(19)
Net cash provided by (used in) financing activities	(985)	(193)
Total increase (decrease) in cash	23	(108)
Cash, and foreign currency at beginning of period	251	377
Cash, and foreign currency at end of period	$274	$269
Supplemental disclosure
Non-cash purchases of investments	$(41)	$(518)
Non-cash sales of investments	$41	$518
Local and excise taxes paid	$20	$11
Interest paid during the period	$219	$146

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—127.0%
3Pillar Global Inc	(v)	Software & Services	SF+600	0.8%	11/23/26		$1.8	$1.8	$1.7
3Pillar Global Inc	(i)(k)(v)	Software & Services	SF+600	0.8%	11/23/27		101.4	100.6	96.3
3Pillar Global Inc	(x)	Software & Services	SF+600	0.8%	11/23/26		7.3	7.3	7.0
3Pillar Global Inc	(x)	Software & Services	SF+600	0.8%	11/23/27		24.0	24.0	22.8
48Forty Solutions LLC	(f)(k)(t)(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		181.8	180.3	177.4
48Forty Solutions LLC	(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		2.1	2.1	2.1
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+600	1.0%	11/30/26		8.5	8.5	8.3
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Financial Services	9.0%		11/18/23		85.6	62.7	32.1
Accuride Corp	(aa)(k)	Capital Goods	SF+525	1.0%	5/18/26		8.8	8.6	7.3
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/27		46.1	44.6	45.0
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF+650	1.0%	5/7/26		3.6	3.6	3.5
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	933.6	106.3	84.8
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.2	9.7
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	SF+450, 1.3% PIK (1.3% Max PIK)	0.8%	8/2/28		$34.4	34.3	33.8
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+450, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		12.8	12.8	12.6
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+450, 1.3% PIK (1.3% Max PIK)	0.8%	8/2/28		22.7	22.7	22.4
Alacrity Solutions Group LLC	(v)	Insurance	SF+525	0.8%	12/22/27		5.9	5.8	5.8
Alacrity Solutions Group LLC	(m)	Insurance	SF+525	0.8%	12/22/28		11.9	11.8	11.6
Alacrity Solutions Group LLC	(x)	Insurance	SF+525	0.8%	12/22/27		4.9	4.9	4.7
Alera Group Intermediate Holdings Inc	(m)	Insurance	SF+600	0.8%	10/2/28		9.1	9.1	8.8
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+600	0.8%	10/2/28		22.4	22.4	21.6
American Vision Partners	(v)	Health Care Equipment & Services	SF+575	0.8%	9/30/26		3.1	3.1	3.0
American Vision Partners	(i)(v)	Health Care Equipment & Services	SF+575	0.8%	9/30/27		112.4	111.7	108.4
American Vision Partners	(x)	Health Care Equipment & Services	SF+575	0.8%	9/30/26		4.7	4.7	4.5
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		96.4	95.8	92.7
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		8.4	8.4	8.1
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		40.7	40.7	39.2
Apex Group Limited	(aa)(m)(w)	Financial Services	SF+375	0.5%	7/27/28		2.5	2.4	2.4
Apex Group Limited	(aa)(v)(w)	Financial Services	E+400	0.0%	7/27/28		€2.0	2.3	2.1
Arcfield Acquisition Corp	(i)(t)	Capital Goods	SF+575	0.8%	3/10/28		$40.1	39.8	39.5
Arcfield Acquisition Corp	(x)	Capital Goods	SF+575	0.8%	3/10/27		$7.1	7.1	7.0
Arcos LLC/VA	(m)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28		12.3	12.2	11.3
Arcos LLC/VA	(x)	Software & Services	SF+625	1.0%	4/20/27		4.5	4.5	4.1
Ardonagh Group Ltd	(v)(w)	Insurance	SA+725	0.8%	7/14/26		£0.8	$1.0	$1.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Ardonagh Group Ltd	(v)(w)	Insurance	E+725	1.0%	7/14/26		€19.0	$19.3	$20.6
Ardonagh Group Ltd	(v)(w)	Insurance	SF+700	0.8%	7/14/26		$9.9	9.3	9.7
Ardonagh Group Ltd	(w)(x)	Insurance	SF+700	0.8%	7/14/26		9.9	9.9	9.7
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+675	1.0%	6/5/28	A$	56.5	36.2	36.2
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+750	1.0%	9/1/26		$54.8	54.8	54.8
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	SF+575	1.0%	12/3/27		34.5	34.0	34.4
AxiomSL Ltd	(x)	Software & Services	SF+575	1.0%	12/3/25		2.5	2.5	2.5
AxiomSL Ltd	(x)	Software & Services	SF+575	1.0%	12/3/27		2.3	2.3	2.3
Barbri Inc	(f)(k)(m)(t)(v)	Consumer Services	SF+575	0.8%	4/28/28		131.1	127.3	129.1
Bausch Health Cos Inc	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		120.0	120.0	120.0
Belk Inc	(aa)(ac)(v)	Consumer Discretionary Distribution & Retail	L+750	1.0%	7/31/25		21.9	21.8	17.9
Belk Inc	(aa)(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		71.7	39.4	9.9
BGB Group LLC	(f)(i)(k)(m)(t)	Media & Entertainment	SF+575	1.0%	8/16/27		110.5	109.7	107.4
BGB Group LLC	(x)	Media & Entertainment	SF+575	1.0%	8/16/27		19.9	19.9	19.4
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	4/30/26		77.1	76.6	62.3
Caldic BV	(aa)(m)(w)	Consumer Discretionary Distribution & Retail	SF+375	0.5%	2/26/29		1.4	1.4	1.4
Caldic BV	(aa)(v)(w)	Consumer Discretionary Distribution & Retail	E+350	0.0%	2/26/29		€0.8	0.9	0.9
Careismatic Brands Inc	(v)	Health Care Equipment & Services	SF+675	1.0%	3/9/25		$15.0	15.0	15.0
Careismatic Brands Inc	(x)	Health Care Equipment & Services	SF+675	1.0%	3/9/25		15.0	15.0	15.0
CFC Underwriting Ltd	(w)(x)	Insurance	SA+500, 0.0% PIK (2.8% Max PIK)	0.0%	5/16/29		£4.7	5.7	5.8
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+575	0.8%	12/1/27		$0.1	0.1	0.1
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28		19.3	19.3	19.5
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF+575	0.8%	12/1/27		0.9	0.9	0.9
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26		267.5	260.4	262.2
Clarience Technologies LLC	(x)	Capital Goods	SF+625	1.0%	12/13/24		25.4	25.3	24.9
Community Brands Inc	(v)	Software & Services	SF+550	0.8%	2/24/28		32.6	32.0	31.5
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28		3.9	3.8	3.7
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28		1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+775	1.0%	9/27/25		15.1	14.7	15.1
Corsearch Intermediate Inc	(m)(v)	Software & Services	SF+550	1.0%	4/19/28		30.1	28.7	29.8
Covis Finco Sarl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		18.8	18.8	18.8
Covis Finco Sarl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	CO+675	1.0%	11/30/26	C$	4.0	3.0	3.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Covis Finco Sarl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26	$1.2	$1.2	$1.2
CSafe Global	(v)	Capital Goods	SF+625	0.8%	12/23/26	3.5	3.5	3.5
CSafe Global	(f)(i)(k)(m)(t)(v)	Capital Goods	SF+625	1.0%	12/23/27	185.9	181.0	185.9
CSafe Global	(v)	Capital Goods	SF+625	1.0%	12/23/27	£27.0	35.7	34.3
CSafe Global	(m)(v)	Capital Goods	SF+625	1.0%	8/13/28	$11.7	11.7	11.7
CSafe Global	(x)	Capital Goods	SF+625	0.8%	12/23/26	31.4	31.4	31.2
Dental Care Alliance Inc	(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	111.5	108.7	108.9
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28	€23.1	22.6	24.8
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28	0.1	—	0.1
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28	2.3	2.3	2.5
Element Materials Technology Group US Holdings Inc	(aa)(m)(w)	Commercial & Professional Services	SF+425	0.5%	6/22/29	$1.4	1.4	1.4
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29	€0.3	0.4	0.4
Encora Digital LLC	(v)	Commercial & Professional Services	SF+550	0.8%	12/20/28	$19.6	19.3	19.0
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508, 0.0% PIK (2.3% Max PIK)	0.8%	12/20/28	65.1	64.0	63.2
Envirotainer Ltd	(w)(x)	Transportation	E+575, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.7
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	$1.2	1.2	1.2
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	1.6	1.6	1.6
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	1.1	1.1	1.1
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	3.1	3.1	3.0
Follett Software Co	(f)(k)(t)	Software & Services	SF+575	0.8%	8/31/28	73.3	72.7	72.3
Follett Software Co	(x)	Software & Services	SF+575	0.8%	8/31/27	9.9	9.9	9.7
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	81.0	78.0	81.0
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+550	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+625	0.8%	10/29/28	54.5	53.8	52.8
Foundation Risk Partners Corp	(x)	Insurance	SF+625	0.8%	10/29/27	7.0	6.9	6.8
Galaxy Universal LLC	(v)(ac)	Consumer Durables & Apparel	SF+575	1.0%	10/24/23	7.5	7.5	7.5
Galaxy Universal LLC	(v)(ac)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	87.6	87.6	84.5
Galaxy Universal LLC	(v)(ac)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26	18.3	18.2	17.8
Galway Partners Holdings LLC	(k)(m)(t)(v)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	85.6	84.3	83.9
Galway Partners Holdings LLC	(x)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.8	11.7
Galway Partners Holdings LLC	(x)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	1.3	1.3	1.3
General Datatech LP	(f)(k)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27	154.4	153.2	148.8
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/9/29	143.1	141.9	141.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28		$9.3	$9.3	$9.2
Gracent LLC	(v)	Health Care Equipment & Services	SF+550	1.0%	2/28/27		25.9	26.5	22.4
Gracent LLC	(v)(y)(z)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27		24.3	22.7	8.2
Greystone Equity Member Corp	(v)(w)	Financial Services	SF+725	3.8%	4/1/26		194.8	186.2	189.3
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/24		6.2	6.1	6.2
Heniff Transportation Systems LLC	(f)(k)(m)(v)	Transportation	SF+575	1.0%	12/3/26		109.2	104.0	108.0
Heniff Transportation Systems LLC	(v)	Transportation	SF+625	1.0%	12/3/26		18.9	18.3	18.6
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/24		11.6	11.6	11.4
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27		97.1	93.3	98.0
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+525	0.8%	11/25/26		17.3	16.9	17.1
HKA	(m)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		3.5	3.4	3.4
HKA	(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		1.1	1.0	1.0
HKA	(w)(x)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		0.1	0.1	—
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		35.1	35.1	35.1
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		1.0	1.0	1.0
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		1.0	1.0	1.0
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/24		0.5	0.5	0.5
Individual FoodService	(s)(v)	Capital Goods	SF+625	1.0%	11/22/25		99.4	96.6	99.2
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/25		5.2	5.2	5.2
Individual FoodService	(x)	Capital Goods	SF+625	1.0%	11/22/24		4.2	4.2	4.2
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€88.8	102.5	91.3
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$23.3	23.3	23.8
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	3.5	2.2	2.2
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$177.3	175.9	172.9
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/27		21.1	21.1	20.5
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/28		26.8	26.8	26.2
Integrity Marketing Group LLC	(v)	Insurance	SF+602	0.8%	8/27/25		98.9	98.9	97.6
International Flavors & Fragrances Inc	(v)(w)	Food, Beverage & Tobacco	E+700	0.0%	5/30/30		€14.9	15.5	15.7
International Flavors & Fragrances Inc	(w)(x)	Food, Beverage & Tobacco	E+700	0.0%	5/30/30		4.7	4.9	4.9
J S Held LLC	(f)(i)(s)(v)	Insurance	SF+550	1.0%	7/1/25		$151.1	149.5	148.6
J S Held LLC	(v)	Insurance	SF+550	1.0%	7/1/25		7.3	7.2	7.2
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		17.4	17.4	17.1
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		6.8	6.8	6.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Jarrow Formulas Inc	(f)(i)(k)(m)(s)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26	$154.6	$149.0	$150.9
Karman Space Inc	(v)	Capital Goods	SF+700	2.0%	12/21/25	50.5	48.6	50.0
Karman Space Inc	(v)	Capital Goods	SF+700	1.0%	12/21/25	5.2	5.1	5.2
Karman Space Inc	(v)	Capital Goods	SF+700	1.0%	12/21/25	36.6	36.2	36.3
Karman Space Inc	(x)	Capital Goods	SF+700	1.0%	12/21/25	0.3	0.3	0.3
Kellermeyer Bergensons Services LLC	(f)(i)(k)(m)(s)(t)(v)	Commercial & Professional Services	SF+600	1.0%	11/7/26	367.0	358.1	335.7
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30	€7.8	8.0	8.2
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30	0.6	0.7	0.7
Lakefield Veterinary Group	(f)(i)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28	$110.2	109.5	105.5
Lakefield Veterinary Group	(x)	Health Care Equipment & Services	SF+550	0.8%	11/23/28	32.8	32.8	31.4
Lakeview Farms Inc	(k)(m)(v)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27	75.8	74.4	74.1
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27	3.9	3.9	3.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27	2.8	2.8	2.8
Lazer Logistics Inc	(v)	Transportation	SF+625	0.8%	5/4/30	15.8	15.6	15.6
Lazer Logistics Inc	(x)	Transportation	SF+625	0.8%	5/4/29	1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF+625	0.8%	5/4/30	2.4	2.4	2.4
Lexitas Inc	(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29	2.3	2.3	2.3
Lexitas Inc	(i)(k)(m)(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29	132.4	129.7	131.8
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29	6.1	6.1	6.1
Lionbridge Technologies Inc	(f)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	116.1	113.1	116.5
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	101.1	99.8	100.7
Lipari Foods LLC	(x)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	15.0	15.0	14.9
Lloyd's Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+600, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	£11.3	14.4	14.1
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	3.7	5.7	5.6
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	$18.4	18.2	18.3
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	4.6	4.6	4.5
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.1
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/29	0.6	0.6	0.6
Matchesfashion Ltd	(v)(w)(y)(z)	Consumer Durables & Apparel	SF+463, 3.0% PIK (3.0% Max PIK)	0.0%	4/13/26	13.5	11.6	1.5
MB2 Dental Solutions LLC	(k)(m)(t)(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	241.7	234.3	237.5
Medallia Inc	(m)(v)	Software & Services	SF+325, 3.3% PIK (3.3% Max PIK)	0.8%	10/29/28	183.1	181.7	178.0
Medallia Inc	(v)	Software & Services	SF+325, 3.3% PIK (3.3% Max PIK)	0.8%	10/29/28	30.6	30.1	29.8
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+600	1.0%	9/15/27	66.6	66.2	66.6
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	14.2	14.2	14.2
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	7.8	7.8	7.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Miami Beach Medical Group LLC	(m)(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	$132.5	$127.4	$116.6
Motion Recruitment Partners LLC	(f)(i)(v)	Commercial & Professional Services	SF+650	1.0%	12/20/25	63.7	63.7	62.8
Motion Recruitment Partners LLC	(t)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	59.1	56.0	58.2
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	12/22/25	59.6	59.6	58.7
NBG Home	(v)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	8/2/23	21.2	21.2	21.2
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	9/30/23	32.2	30.4	14.4
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	44.3	38.7	—
NCI Inc	(ad)(v)	Software & Services	SF+750 PIK (SF+750 Max PIK)	1.0%	8/15/28	29.8	30.0	29.8
Net Documents	(v)	Software & Services	SF+625	1.0%	6/30/27	33.0	32.8	32.3
Net Documents	(v)	Software & Services	SF+625	1.0%	6/30/27	0.7	0.7	0.7
Net Documents	(x)	Software & Services	SF+625	1.0%	6/30/27	2.3	2.3	2.2
New Era Technology Inc	(i)(k)	Software & Services	SF+625	1.0%	10/31/26	25.3	24.5	24.9
New Era Technology Inc	(x)	Software & Services	SF+625	1.0%	10/31/26	4.7	4.6	4.6
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	5.7	5.6	5.6
Omnimax International Inc	(f)(i)(k)(m)(v)	Capital Goods	SF+850	1.0%	10/8/26	126.8	122.2	122.5
One Call Care Management Inc	(aa)(v)	Health Care Equipment & Services	SF+550	0.8%	4/22/27	4.9	4.7	3.6
Oxford Global Resources LLC	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	94.3	93.7	94.8
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	2.0	2.0	2.0
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	8.0	8.0	8.0
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	5.7	5.7	5.7
Parts Town LLC	(m)(v)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28	74.9	74.3	72.7
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	1.6	1.6	1.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	64.8	64.2	63.0
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	2.7	2.7	2.6
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	22.9	22.7	22.3
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	SF+600	1.0%	7/12/27	108.3	107.5	106.2
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	62.2	60.2	64.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	157.1	152.9	160.2
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+550 PIK (SF+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	34.1	34.1	34.5
PSKW LLC (dba ConnectiveRx)	(i)(k)(m)(s)(t)(v)	Health Care Equipment & Services	SF+625	1.0%	3/9/26	265.3	258.6	265.3
Pure Fishing Inc	(v)	Consumer Durables & Apparel	SF+450	0.0%	12/22/25	33.5	33.1	30.2
Radwell International LLC/PA	(v)	Capital Goods	SF+675	0.8%	4/1/28	1.4	1.4	1.4
Radwell International LLC/PA	(m)	Capital Goods	SF+653	0.8%	4/1/29	1.0	1.0	1.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Radwell International LLC/PA	(i)(k)	Capital Goods	SF+675	0.8%	4/1/29		$66.7	$66.7	$67.4
Radwell International LLC/PA	(x)	Capital Goods	SF+675	0.8%	4/1/28		5.5	5.5	5.5
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(k)(s)(v)	Health Care Equipment & Services	SF+625	0.0%	3/2/26		90.0	86.3	59.2
Revere Superior Holdings Inc	(m)(v)	Software & Services	SF+575	1.0%	9/30/26		33.3	32.8	32.9
Revere Superior Holdings Inc	(x)	Software & Services	SF+575	1.0%	9/30/26		3.2	3.2	3.2
Rise Baking Company	(k)(m)(v)	Food, Beverage & Tobacco	SF+650	1.0%	8/13/27		28.4	27.9	28.2
Rise Baking Company	(x)	Food, Beverage & Tobacco	SF+650	1.0%	8/13/27		5.3	5.2	5.2
RSC Insurance Brokerage Inc	(i)(k)(v)	Insurance	SF+550	0.8%	10/30/26		213.8	209.5	210.0
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	10/30/26		7.7	7.6	7.6
Safe-Guard Products International LLC	(f)	Financial Services	SF+550	0.5%	1/27/27		0.1	0.1	0.1
SAMBA Safety Inc	(m)	Software & Services	SF+525	1.0%	9/1/27		6.0	6.0	6.0
SAMBA Safety Inc	(v)	Software & Services	SF+525	1.0%	9/1/27		1.2	1.2	1.2
SAMBA Safety Inc	(x)	Software & Services	SF+525	1.0%	9/1/27		1.2	1.2	1.2
SavATree LLC	(v)	Consumer Services	SF+525	0.8%	10/12/28		6.1	6.0	6.0
SavATree LLC	(x)	Consumer Services	SF+525	0.8%	10/12/28		3.4	3.4	3.3
SavATree LLC	(x)	Consumer Services	SF+525	0.8%	10/12/28		6.3	6.3	6.3
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25		57.2	8.9	0.3
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF+550	1.0%	12/22/27		29.9	29.7	29.3
Solina France SASU	(m)(v)(w)	Food, Beverage & Tobacco	SF+650	0.0%	7/31/28		19.5	19.0	19.4
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	SF+550	0.8%	3/17/26		31.6	30.2	29.4
Source Code LLC	(k)(t)(v)	Software & Services	SF+650	1.0%	6/30/27		66.8	65.8	65.9
Source Code LLC	(x)	Software & Services	SF+650	1.0%	6/30/27		0.9	0.9	0.9
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27		67.9	65.3	67.9
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		16.5	16.5	16.5
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		7.9	7.9	7.9
Spotless Brands LLC	(v)	Consumer Services	SF+650	1.0%	7/25/28		12.4	12.2	12.2
Spotless Brands LLC	(x)	Consumer Services	SF+675	1.0%	7/25/28		18.7	18.4	18.5
Staples Canada	(v)(w)	Consumer Discretionary Distribution & Retail	C+700	1.0%	9/12/24	C$	27.9	21.8	21.5
Summit Interconnect Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		$136.0	135.0	124.7
Summit Interconnect Inc	(x)	Capital Goods	SF+600	1.0%	9/22/28		9.4	9.4	8.6
Sungard Availability Services Capital Inc	(v)(y)(z)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		5.8	5.5	0.4
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575	1.0%	11/30/26		71.9	70.0	69.6
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	SF+575	1.0%	11/30/26		4.2	4.2	4.1
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	SF+575	1.0%	11/30/26		1.5	1.5	1.4
Tangoe LLC	(m)(s)(v)	Software & Services	SF+650	1.0%	11/28/25		179.5	167.1	146.6
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		6.3	6.0	—
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	18.9	22.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(ad)(v)(w)(y)	Automobiles & Components					38.1	$40.1	$4.0
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+475, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		$46.1	46.0	45.6
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		45.8	45.7	45.3
TIBCO Software Inc	(aa)(v)	Software & Services	SF+450	0.5%	3/30/29		39.8	36.5	37.3
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		45.1	44.3	42.3
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		7.4	7.4	6.9
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.6	14.4	14.0
Time Manufacturing Co	(x)	Capital Goods	SF+650	0.8%	12/1/27		$14.7	14.7	13.8
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.4	32.0
Transaction Services Group Ltd	(f)(v)(w)	Software & Services	SF+550	0.0%	10/14/26		$126.2	123.2	125.4
Trescal SA	(v)(w)	Commercial & Professional Services	E+650	0.0%	5/2/30		€7.9	8.5	8.4
Trescal SA	(v)(w)	Commercial & Professional Services	SF+650	0.5%	5/2/30		$8.6	8.4	8.4
Trescal SA	(w)(x)	Commercial & Professional Services	E+650	0.0%	5/2/30		€4.6	5.0	4.8
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF+350	0.5%	8/6/29		$1.8	1.8	1.7
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	E+325	0.0%	8/6/29		€1.4	1.6	1.4
Version1 Software Ltd	(v)(w)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£1.1	1.3	1.3
Version1 Software Ltd	(w)(x)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€1.1	1.1	1.1
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		$68.3	67.7	68.2
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		6.7	6.6	6.7
Warren Resources Inc	(ad)(v)	Energy	SF+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		18.7	18.1	18.7
Wealth Enhancement Group LLC	(v)(w)	Financial Services	SF+625	1.0%	10/4/27		4.4	4.4	4.4
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+625	1.0%	10/4/27		1.8	1.8	1.8
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+625	1.0%	10/29/27		2.1	2.1	2.1
Woolpert Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	4/5/28		90.6	85.0	86.6
Woolpert Inc	(v)	Capital Goods	SF+600	1.0%	4/5/28		68.2	68.2	65.2
Woolpert Inc	(x)	Capital Goods	SF+600	1.0%	4/5/28		3.7	3.7	3.5
Worldwise Inc	(v)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28		40.8	40.7	37.6
Worldwise Inc	(x)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28		15.5	15.5	14.3
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28		14.2	14.2	13.1
Worldwise Inc	(x)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28		12.5	12.5	12.5
Zendesk Inc	(m)(v)	Software & Services	SF+700, 3.5% PIK (3.5% Max PIK)	0.8%	11/22/28		58.6	58.1	58.3
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28		6.0	6.0	5.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	$14.5	$14.4	$14.4
Total Senior Secured Loans—First Lien							10,061.2	9,715.1
Unfunded Loan Commitments							(933.3)	(933.3)
Net Senior Secured Loans—First Lien							9,127.9	8,781.8

Senior Secured Loans—Second Lien—16.9%
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	SF+775	0.0%	9/12/26	23.6	22.0	23.6
Apex Group Limited	(v)(w)	Financial Services	SF+675	0.5%	7/27/29	55.0	54.0	52.4
Belk Inc	(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	10.0% PIK (10.0% Max PIK)		7/31/25	29.6	4.2	—
Caldic BV	(v)(w)	Consumer Discretionary Distribution & Retail	SF+725	0.5%	2/25/30	40.0	39.0	38.8
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/26	13.6	13.0	13.6
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.3	40.8
Ellucian Inc	(v)	Software & Services	SF+800	1.0%	10/9/28	179.2	171.4	179.7
Miami Beach Medical Group LLC	(v)(y)	Health Care Equipment & Services			6/14/28	5.2	3.6	2.6
Misys Ltd	(aa)(v)(w)	Software & Services	SF+725	1.0%	6/13/25	16.3	15.7	14.9
OEConnection LLC	(v)	Software & Services	SF+700	0.5%	9/25/27	76.1	75.8	74.3
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	175.0	166.7	173.0
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	130.4	125.1	127.8
Pure Fishing Inc	(v)	Consumer Durables & Apparel	SF+838	1.0%	12/21/26	100.0	94.5	85.0
Solera LLC	(aa)(v)	Software & Services	SF+925 PIK (SF+925 Max PIK)	1.0%	6/4/29	323.8	309.3	302.6
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	4.1	3.3
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.0	2.5
Wittur Holding GmbH	(v)(w)(y)(z)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	10/4/27	113.9	122.5	38.5
Total Senior Secured Loans—Second Lien							1,266.2	1,173.4
Unfunded Loan Commitments							(3.0)	(3.0)
Net Senior Secured Loans—Second Lien							1,263.2	1,170.4

Other Senior Secured Debt—1.9%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/29/23	$61.9	42.3	0.9
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.8	76.0
One Call Care Management Inc	(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	26.7	25.1	19.7
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	1.0	0.8	0.9
TIBCO Software Inc	(aa)(v)	Software & Services	9.0%		9/30/29	25.0	19.8	21.9
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	9.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Total Other Senior Secured Debt							173.0	128.6

Subordinated Debt—4.2%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	$1.0	$1.0	$0.9
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	31.3	18.0	31.3
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	72.5	71.1	68.7
Encora Digital LLC	(v)	Commercial & Professional Services	9.8% PIK (9.8% Max PIK)		12/13/29	24.9	24.4	23.7
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				10.4	8.9	9.5
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				41.9	32.0	34.3
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.1	61.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	61.8	60.1	58.7
Total Subordinated Debt							276.6	288.1
Unfunded Debt Commitments							—	—
Net Subordinated Debt							276.6	288.1

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—25.7%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				8,516,891	$14.0	$2.2
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$58.9	57.1	58.9
Abacus JV, Private Equity	(v)(w)	Insurance				47,045,141	46.1	50.0
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Financial Services				3,869,291	4.5	3.5
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				128,878,615	129.8	134.5
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF+1,000	0.0%	1/12/30	$4.9	4.9	4.9
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF+1,000	0.0%	1/12/30	$4.9	4.9	4.9
Australis Maritime II, Private Equity	(v)(w)(y)(ad)	Transportation				9,514,877	9.5	9.5
Australis Maritime, Common Stock	(v)(w)	Transportation				52,169,639	51.0	54.7
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				35,392,504	35.4	35.5
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services				444,962,569	49.9	39.5
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	SF+393	0.0%	11/8/27	$11.3	11.3	11.3
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components				54,407	—	—
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26	5,000,000	5.0	2.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF+900	1.0%	11/3/25	$125.0	120.1	125.7
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF+900	1.0%	11/3/25	$12.0	12.0	12.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF+900	1.0%	11/3/25	$36.1	$36.1	$36.3
Capital Automotive LP, Private Equity	(v)(w)	Equity Real Estate Investment Trusts (REITs)				21,640,936	23.7	29.8
Capital Automotive LP, Structured Mezzanine	(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28	$41.5	40.8	41.5
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$472.9	309.4	247.1
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$17.3	14.2	17.3
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$12.7	10.2	12.7
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.5	1.2	1.5
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				5,174,852	6.0	6.2
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				8,275,973	8.3	8.3
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				20,920,156	20.9	20.6
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				4,471,509	4.4	4.1
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0% PIK (11.0% Max PIK)		3/20/30	$10.8	10.8	10.8
Jet Edge International LLC, Term Loan	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$69.5	69.5	71.6
Jet Edge International LLC, Term Loan	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	0.7	0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			$99.4	98.6	99.4
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)(y)	Capital Goods				48,431,521	48.4	49.3
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26	$39.1	39.1	15.9
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				89,453,083	89.5	98.1
KKR Residential Opportunities I LLC, Private Equity	(v)	Real Estate Management & Development				15,729,035	15.7	16.8
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Financial Services				12,748,953	12.7	10.1
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	21.2
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				81,487,604	81.5	80.2
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services	13.5%		1/25/27	$8.3	2.5	3.7
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate Management & Development	10.0%		4/1/26	$56.9	56.9	53.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	$7.3	$—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$55.5	53.8	37.2
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Financial Services				220,778,388	236.5	243.5
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.3	2.2
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Financial Services				23,500,000	23.5	24.1
SunPower Financial, Private Equity	(v)(w)(y)	Financial Services				1,221,830	1.2	1.2
TDC LLP, Preferred Equity	(v)(w)(ad)	Financial Services	8.0%			£3.5	4.3	4.3
TDC LLP, Preferred Equity	(v)(w)(y)(ad)	Financial Services				1,576,060	2.0	2.0
Total Asset Based Finance							1,980.6	1,821.2
Unfunded commitments							(41.7)	(41.7)
Net Asset Based Finance							1,938.9	1,779.5

Credit Opportunities Partners JV, LLC —20.0%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Financial Services				$1,637.3	1,571.7	1,380.8
Credit Opportunities Partners JV, LLC							1,571.7	1,380.8

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.8%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.5
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	3.9
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	48.8
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	2.1
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	11.8
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF+950 PIK (SF+950 Max PIK)	1.0%	4/30/31	15,000,000	14.1	13.1
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.2
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	18.6
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493	262.2	240.0
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	5.0
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	9.0
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				5,578	$9.9	$40.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	10.8
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	161,828	—	1.0
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	0.0	5.8
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	3.6
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	4.1
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.7	33.5
Fox Head Inc, Common Stock	(j)(v)	Consumer Durables & Apparel				10,000,000	2.9	—
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.3
Galaxy Universal LLC, Common Stock	(n)(y)(ac)	Consumer Durables & Apparel				228,806	35.4	—
Galaxy Universal LLC, Preferred Stock	(n)(ac)	Consumer Durables & Apparel	15.9% PIK (15.9% Max PIK)			2,068,400	4.0	4.7
Galaxy Universal LLC, Trade Claim	(v)(y)(ac)	Consumer Durables & Apparel				7,701,195	4.2	1.7
Gracent LLC, NP-1 Common Stock	(n)(y)	Health Care Equipment & Services				1,000,000	4.2	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	5.1
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	22.7
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.1
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.4
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	6.3% PIK (12.5% Max PIK)		2/15/28	15,279	209.3	149.6
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,942,724	8.0	8.2
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	5.3
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	84.5	137.3
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	3.4
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%		70,647,349	66.6	64.7
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	0.0	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	19.0
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(v)(y)	Health Care Equipment & Services				34,872	$2.1	$1.2
One Call Care Management Inc, Preferred Stock A	(v)(y)	Health Care Equipment & Services				371,992	22.8	17.6
One Call Care Management Inc, Preferred Stock B	(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				589,656	0.6	0.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	9.6
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	129.1
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	2.0
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	1.0
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.6
Sequel Youth & Family Services LLC, Class R Common Stock	(n)(y)	Health Care Equipment & Services				900,000	—	—
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.1	—
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.0
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		133,186,150	127.3	134.5
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				683,240,044	7.2	11.0
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	1.9
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	23.2
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	0.7
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	—
Total Equity/Other							1,191.5	1,234.8
TOTAL INVESTMENTS—213.5%							$15,542.8	14,764.0
LIABILITIES IN EXCESS OF OTHER ASSETS—(113.5%)								(7,849.0)
NET ASSETS—100.0%								$6,915.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at June 30, 2023	Unrealized Appreciation (Depreciation)
AUD	10/21/2024	JP Morgan Chase Bank	A$	8.3	Sold	$5.2	$5.6	$(0.4)
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.2	Sold	1.5	1.4	0.1
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.3	Sold	1.5	1.5	0.0
CAD	9/13/2024	JP Morgan Chase Bank	C$	2.1	Sold	1.6	1.6	0.0
CAD	11/15/2024	JP Morgan Chase Bank	C$	4.0	Sold	3.2	3.0	0.2
CAD	11/18/2024	JP Morgan Chase Bank	C$	1.5	Sold	1.1	1.1	0.0
EUR	2/23/2024	JP Morgan Chase Bank	€	27.6	Sold	32.0	30.4	1.6
EUR	8/8/2025	JP Morgan Chase Bank	€	4.8	Sold	5.7	5.4	0.3
EUR	8/8/2025	JP Morgan Chase Bank	€	1.9	Sold	2.3	2.2	0.1
GBP	10/13/2023	JP Morgan Chase Bank	£	6.2	Sold	8.5	7.9	0.6
GBP	11/25/2024	JP Morgan Chase Bank	£	1.4	Sold	1.7	1.8	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	3.4	Sold	4.1	4.3	(0.2)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.7	Sold	2.1	2.2	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	5.0	Sold	6.0	6.2	(0.2)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.9	Sold	2.3	2.4	(0.1)
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	16.7	(0.1)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.3	4.3	0.0
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0	Sold	60.3	47.4	12.9
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5	Sold	4.1	3.2	0.9
SEK	5/10/2024	JP Morgan Chase Bank	SEK	250.0	Sold	26.3	23.5	2.8
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3	Sold	13.3	11.3	2.0
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8	Sold	3.1	2.6	0.5
SEK	4/14/2027	JP Morgan Chase Bank	SEK	167.0	Sold	16.4	16.0	0.4
Total						$223.2	$202.0	$21.2

_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2023, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.55%, the Euro Interbank Offered Rate, or EURIBOR, was 3.58%, Canadian Dollar Offer Rate, or CDOR was 5.40%, the Canadian Overnight Repo Rate, or CORRA, was 4.75%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 4.40%, the Reykjavik Interbank Offered Rate, or REIBOR or "R", was 9.40%, the Stockholm Interbank Offered Rate, or STIBOR or "SR", was 3.81%, the Sterling Interbank Offered Rate, or SONIA or "SA", was 4.93%, the Secured Overnight Financing Rate, or SOFR, was 5.27% and the U.S. Prime Lending Rate, or Prime, was 8.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
As of June 30, 2023
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
(l)Not used.
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
(w)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2023, 75.0% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company's fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of June 30, 2023.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of June 30, 2023:
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$53.1	$6.1	$(26.3)	$(0.2)	$0.6	$33.3	$2.7	$0.3	$0.1	$—
Belk Inc	8.8	—	(3.5)	0.4	4.2	9.9	—	—	—	—
Belk Inc	19.4	—	—	—	(1.5)	17.9	1.4	—	—	—
Constellis Holdings LLC	15.0	0.3	—	—	(0.2)	15.1	1.2	—	0.1	—
Galaxy Universal LLC	—	7.5	—	—	—	7.5	0.4	—	0.5	—
Galaxy Universal LLC	—	88.0	(0.4)	—	(3.1)	84.5	4.6	—	—	—
Galaxy Universal LLC	—	21.4	(3.2)	—	(0.4)	17.8	1.0	—	—	—
Sungard Availability Services Capital Inc(4)	0.5	—	(5.8)	—	5.3	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	2.0	—	(2.0)	—	—	—	—	—	—	—
ThermaSys Corp	8.6	—	(5.1)	(3.2)	(0.3)	—	—	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	3.3	—	—	—	(3.3)	—	—	—	—	—
Constellis Holdings LLC	13.5	0.2	—	—	(0.1)	13.6	1.2	—	0.1	—
Sungard Availability Services Capital Inc(4)	—	—	(13.5)	—	13.5	—	—	—	—	—
Asset Based Finance
Home Partners JV 2, Structured Mezzanine	10.2	0.6	—	—	—	10.8	—	0.6	—	—
Home Partners JV 2, Private Equity	0.2	—	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	5.0	—	—	—	(0.9)	4.1	—	—	—	—
Equity/Other
Affordable Care Inc, Preferred Stock	49.9	—	—	—	(1.1)	48.8	—	2.8	—	—
athenahealth Inc, Preferred Stock	231.2	—	—	—	8.8	240.0	—	14.5	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	4.8	—	—	—	6.0	10.8	—	—	—	—
Constellis Holdings LLC, Private Equity	6.3	—	—	—	(2.2)	4.1	—	—	—	—
Fronton BV, Common Stock	1.0	—	—	—	0.3	1.3	—	—	—	—
Galaxy Universal LLC, Common Stock	—	35.4	—	—	(35.4)	—	—	—	—	—
Galaxy Universal LLC, Trade Claim	—	4.6	(0.4)	—	(2.5)	1.7	—	—	—	—
Galaxy Universal LLC, Preferred Stock	—	4.0	—	—	0.7	4.7	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	1.1	—	—	—	0.9	2.0	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Total	$443.4	$168.1	$(60.2)	$(3.0)	$(10.7)	$537.6	$12.5	$18.2	$0.8	$—
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
(3)Interest, PIK, fee and dividend income presented for the full six months ended June 30, 2023.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

(4)The Company held this investment as of June 30, 2023 but it was not deemed to be an “affiliated person” of the portfolio company as of June 30, 2023.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2023, the Company held investments in portfolio companies of which it is deemed to be an "affiliated person" and deemed to "control". During the six months ended June 30, 2023, the Company disposed of investments in portfolio companies of which it was deemed to be an "affiliated person" and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of June 30, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	$3.9	$—	$—	$—	$0.1	$4.0	$—	$—	$—	$—
ATX Networks Corp	40.6	15.8	(1.6)	—	—	54.8	3.1	—	—	—
HM Dunn Co Inc	35.6	—	(0.5)	—	—	35.1	2.0	—	—	—
HM Dunn Co Inc	—	1.0	—	—	—	1.0	—	—	—	—
NCI Inc	28.1	1.5	(0.2)	—	0.4	29.8	(0.3)	1.8	—	—
Production Resource Group LLC	152.5	9.6	(0.6)	—	(1.3)	160.2	10.7	4.2	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	68.1	1.8	(5.0)	0.1	(0.9)	64.1	4.0	1.0	—	—
Production Resource Group LLC	31.3	4.0	(0.8)	—	—	34.5	1.5	0.5	—	—
Warren Resources Inc	18.6	0.3	—	—	(0.2)	18.7	1.5	0.1	—	—
Other Senior Secured Debt
JW Aluminum Co	78.1	0.1	—	—	(2.2)	76.0	4.0	—	—	—
Subordinated Debt
ATX Networks Corp	21.9	9.6	—	—	(0.2)	31.3	0.7	1.4	—	—
Hilding Anders	—	—	—	(99.4)	99.4	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	1.0	—	—	—
Hilding Anders	—	—	—	(26.9)	26.9	—	0.2	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	58.9	0.1	—	—	(0.1)	58.9	2.4	0.9	—	—
801 5th Ave, Seattle, Private Equity	6.3	—	—	—	(4.1)	2.2	—	—	—	—
Avenue One PropCo, Private Equity	31.0	5.3	—	—	(0.8)	35.5	—	—	—	—
Avida Holding AB, Common Stock	42.6	5.3	—	—	(8.4)	39.5	—	—	—	—
Kilter Finance, Preferred Stock	99.5	—	—	—	(0.1)	99.4	6.0	—	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	44.4	4.6	(0.6)	—	0.9	49.3	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	4.3	9.8	(1.4)	—	(2.6)	10.1	—	—	—	0.3
My Community Homes PropCo 2, Private Equity	79.0	—	(2.8)	—	4.0	80.2	—	—	—	—
Prime St LLC, Private Equity	—	—	(0.1)	—	0.1	—	—	—	—	—
Prime St LLC, Structured Mezzanine	43.5	0.1	—	—	(6.4)	37.2	1.4	1.7	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	$261.2	$0.1	$—	$—	$(17.8)	$243.5	$—	$—	$—	$10.2
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,428.3	—	—	—	(47.5)	1,380.8	—	—	—	115.1
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	(30.7)	30.7	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	29.2	8.2	—	—	3.2	40.6	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	5.0	—	—	—	—	5.0	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	9.0	—	—	—	—	9.0	—	—	—	—
Australis Maritime II, Private Equity	—	9.5	—	—	—	9.5	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	(0.1)	0.1	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	(15.0)	15.0	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	16.9	—	—	—	5.8	22.7	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.4	—	—	—	—	2.4	—	—	—	—
JW Aluminum Co, Preferred Stock	112.5	9.2	—	—	27.9	149.6	—	9.2	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	20.2	—	—	—	(1.2)	19.0	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	105.7	—	—	—	23.4	129.1	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
TDC LLP, Preferred Equity	—	4.3	—	—	—	4.3	0.1	—	—	—
TDC LLP, Preferred Equity	—	2.0	—	—	—	2.0	—	—	—	—
Warren Resources Inc, Common Stock	29.2	—	—	—	(6.0)	23.2	—	—	—	—
Total	$2,908.4	$102.2	$(13.6)	$(172.0)	$138.1	$2,963.1	$38.3	$20.8	$—	$125.6
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
(3)Interest, PIK, fee and dividend income presented for the full six months ended June 30, 2023.

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PSKW LLC (dba ConnectiveRx)	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26	$291.8	$282.8	$291.8
Pure Fishing Inc	(aa)(v)	Consumer Durables & Apparel	L+450	0.0%	12/22/25	33.7	33.2	22.6
Radwell International LLC/PA	(v)	Capital Goods	SF+653	0.8%	4/1/29	1.0	1.0	1.0
Radwell International LLC/PA	(i)(k)(l)(t)	Capital Goods	SF+675	0.8%	4/1/29	92.1	92.1	92.1
Radwell International LLC/PA	(x)	Capital Goods	SF+675	0.8%	4/1/28	6.9	6.9	6.9
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26	106.1	101.1	84.2
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26	33.5	32.9	33.5
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26	1.5	1.5	1.5
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26	1.7	1.7	1.7
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27	1.4	1.3	1.3
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27	28.5	28.0	27.4
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27	3.9	3.9	3.7
RSC Insurance Brokerage Inc	(i)(k)(l)(m)(s)(v)	Insurance	SF+550	0.8%	10/30/26	240.0	234.3	236.0
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	10/30/26	7.7	7.6	7.6
Safe-Guard Products International LLC	(f)	Diversified Financials	L+500	0.5%	1/27/27	0.1	0.1	0.1
SAMBA Safety Inc	(m)	Software & Services	L+525	1.0%	9/1/27	6.1	6.0	6.0
SAMBA Safety Inc	(x)	Software & Services	L+525	1.0%	9/1/27	2.4	2.4	2.4
SavATree LLC	(v)	Consumer Services	L+525	0.8%	10/12/28	5.5	5.5	5.4
SavATree LLC	(x)	Consumer Services	L+525	0.8%	10/12/28	4.0	4.0	3.9
SavATree LLC	(x)	Consumer Services	L+525	0.8%	10/12/28	6.3	6.3	6.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25	57.2	8.9	0.3
SitusAMC Holdings Corp	(k)(l)(t)	Real Estate	L+550	0.8%	12/22/27	55.2	54.7	53.2
Solina France SASU	(m)(v)(w)	Food, Beverage & Tobacco	SF+650	0.0%	7/31/28	40.0	38.8	39.1
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	L+550	0.8%	3/17/26	33.6	31.9	32.2
Source Code LLC	(k)(l)(t)	Software & Services	SF+650	1.0%	6/30/27	52.8	51.9	51.3
Source Code LLC	(x)	Software & Services	SF+650	1.0%	6/30/27	15.3	15.0	14.8
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27	68.2	65.4	68.2
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27	16.5	16.5	16.5
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27	7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	$30.5	23.9	22.9
Summit Interconnect Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28	$136.5	135.4	128.7
Summit Interconnect Inc	(x)	Capital Goods	SF+600	1.0%	9/22/28	9.4	9.4	8.9
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	11/30/23	2.0	2.0	2.0
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24	6.1	5.8	0.5
Sungard Availability Services Capital Inc	(ac)(x)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	11/30/23	1.2	1.2	1.2
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26	72.2	70.2	72.2
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26	1.0	1.0	1.0
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26	4.7	4.7	4.7
Tangoe LLC	(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25	179.5	165.3	147.2
Tangoe LLC	(m)(s)(v)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25	3.3	3.3	2.6
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				$9.9	$8.9	$9.3
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				40.3	32.0	34.1
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+725	0.5%	1/31/30	62.9	61.1	58.2
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+900 ,0.0% PIK (9.0% Max PIK)	0.5%	1/31/31	58.2	56.5	53.4
Total Subordinated Debt							383.9	265.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—27.1%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate				8,516,891	$14.0	$6.3
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$58.9	57.0	58.9
Abacus JV, Private Equity	(v)(w)	Insurance				49,223,047	48.2	53.3
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				3,869,291	4.5	3.4
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				140,212,883	141.1	162.1
Australis Maritime, Common Stock	(v)(w)	Transportation				48,936,056	47.6	49.3
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Real Estate				30,064,353	30.1	31.0
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials				405,023,756	44.6	42.6
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Diversified Financials	SF+393		11/8/27	$11.3	11.3	11.3
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components				54,407	—	—
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$16.2	16.2	16.1
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$6.8	6.8	6.8
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26	5,000,000	5.0	5.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	119.3	125.3
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.0	12.0	12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$36.1	36.1	36.1
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	27.0
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$42.4	41.7	42.4
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$453.1	309.4	232.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$28.0	21.2	28.0
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$20.5	15.1	20.5
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$2.4	1.7	2.4
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				7,391,109	8.6	8.2
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				10,356,657	10.4	10.9
Global Lending Services LLC, Private Equity	(v)(w)(y)	Diversified Financials				9,963,808	10.0	10.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				4,471,509	4.4	5.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				168,710	0.2	0.2
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
(4)The Company held this investment as of December 31, 2021 but it was not deemed to be in “control” of the portfolio company as of December 31, 2021. Transfers in or out have been presented at amortized cost.
(5)The Company held this investment as of December 31, 2022 but it was not deemed to be in “control” of the portfolio company as of December 31, 2022. Transfers in or out have been presented at amortized cost.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2023. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2022 and the audited consolidated financial statements as of and for the year ended December 31, 2022 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and six months ended June 30, 2023.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2023 and 2022, the Company recognized $6 and $16, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in thousands, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
	Shares	Amount	Shares	Amount
Share Repurchase Program	(1,665,317)	$(32)	(1,072,263)	$(23)
Net Proceeds from Share Transactions	(1,665,317)	$(32)	(1,072,263)	$(23)
During the six months ended June 30, 2023, the administrator for the Company's distribution reinvestment plan, or DRP, purchased 1,562,243 shares of common stock in the open market at an average price per share of $18.37 (totaling $29) pursuant to the DRP, and distributed such shares to participants in the DRP. During the six months ended June 30, 2022, the administrator for the DRP purchased 1,147,416 shares of common stock in the open market at an average price per share of $22.30 (totaling $26) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from July 1, 2023 to July 31, 2023, the administrator for the DRP purchased 709,669 shares of common stock in the open market at an average price per share of $19.45 (totaling $14) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
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
During the six months ended June 30, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32). During the six months ended June 30, 2022, the Company repurchased 1,072,263 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $21.14 (totaling $23). The program has concluded since the aggregate repurchase amount that was approved by the Company's board of directors has been expended.

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
The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2023 and 2022:

			Three Months Ended		Six Months Ended
Related Party			June 30,		June 30,
	Source Agreement	Description	2023	2022	2023	2022
The Advisor	Investment advisory agreement	Base Management Fee(1)	$56	$63	$114	$125
The Advisor	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$47	$22	$93	$47
The Advisor	Administration agreement	Administrative Services Expenses(3)	$4	$4	$7	$8
________________
(1)During the six months ended June 30, 2023 and 2022, $117 and $122 in base management fees were paid to the Advisor. As of June 30, 2023, $56 in base management fees were payable to the Advisor.
(2)During the six months ended June 30, 2022, the amount shown is net of waivers of $30. During the six months ended June 30, 2023 and 2022, $73 and $44, respectively, of subordinated incentive fees on income were paid to the Advisor. As of June 30, 2023, subordinated incentive fees on income of $47 were payable to the Advisor.
(3)During the six months ended June 30, 2023 and 2022, $6 and $7, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as "broken deal" costs. Broken deal costs were $0.3 for the six months ended June 30, 2023. The Company paid $7 and $8, respectively, in administrative services expenses to the Advisor during the six months ended June 30, 2023 and 2022.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Advisor serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Advisor is the investment adviser to KKR FS Income Trust and KKR FS Income Trust Select, and the officers, managers and other personnel of the Advisor may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2022.
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
Affiliated Purchaser Program
As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company's common stock. In September 2021, December 2021, and November 2022, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
promulgated under the Exchange Act to facilitate the purchase of shares of the Company’s common stock pursuant to the terms and conditions of such plan. In September 2022, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b-51 and Rule 10b-18 promulgated under the Exchange Act to facilitate the sale of shares of the Company's common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.63	$179
June 30, 2022	0.68	193
Total	$1.31	$372
Fiscal 2023
March 31, 2023	$0.70	$196
June 30, 2023	0.75	210
Total	$1.45	$406
On August 3, 2023, the Company’s board of directors declared a regular quarterly cash distribution of $0.70 per share, which will be paid on or about October 3, 2023 to stockholders of record as of the close of business on September 13, 2023. Additionally, the Company's board of directors previously declared special distributions totaling $0.15 per share to be paid in three equal installments by the end of 2023. The first $0.05 per share special distribution was paid on May 31, 2023 to stockholders of record as of the close of business on May 17, 2023. The second $0.05 per share special distribution will be paid on or about August 30, 2023 to stockholders of record as of the close of business on August 16, 2023. The third $0.05 per share special distribution will be paid on or about November 29, 2023 to stockholders of record as of the close of business on November 15, 2023. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023		2022
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	406	100%	372	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$406	100%	$372	100%
________________
(1)During the six months ended June 30, 2023 and 2022, 86.2% and 84.1%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.1% and 5.2%, respectively, was attributable to non-cash accretion of discount and 10.7% and 10.7%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2023, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,181. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of June 30, 2023 and December 31, 2022, the Company's gross unrealized appreciation on a tax basis was $1,300 and $1,349, respectively. As of June 30, 2023 and December 31, 2022, the Company's gross unrealized depreciation on a tax basis was $2,248 and $2,364, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $16,469 and $17,159 as of June 30, 2023 and December 31, 2022, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,705) and $(1,782) as of June 30, 2023 and December 31, 2022, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of June 30, 2023, the Company had a deferred tax liability of $8 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $53 resulting from net operating losses, capital losses, and interest expense limitation carryforwards of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
on investments held by the Company’s wholly-owned taxable subsidiaries. As of June 30, 2023, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $47.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	(Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,128	$8,782	59.5%	$9,607	$9,278	60.3%
Senior Secured Loans—Second Lien	1,263	1,170	7.9%	1,299	1,194	7.8%
Other Senior Secured Debt	173	129	0.9%	152	110	0.7%
Subordinated Debt	277	288	1.9%	384	265	1.7%
Asset Based Finance	1,939	1,779	12.0%	2,024	1,903	12.4%
Credit Opportunities Partners JV, LLC	1,572	1,381	9.4%	1,572	1,428	9.3%
Equity/Other	1,191	1,235	8.4%	1,276	1,199	7.8%
Total	$15,543	$14,764	100.0%	$16,314	$15,377	100.0%
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
As of June 30, 2023, the Company held investments in eighteen portfolio companies of which it is deemed to “control.” As of June 30, 2023, the Company held investments in nine portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to "control." For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of June 30, 2023 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $976.1, unfunded equity/other commitments of $623.7 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC. As of December 31, 2022, the Company had unfunded debt investments with aggregate unfunded commitments of $952.4, unfunded equity commitments of $475.3 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2023 and the Company’s audited consolidated schedule of investments as of December 31, 2022.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2023 and December 31, 2022:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

	June 30, 2023
	(Unaudited)		December 31, 2022
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$6	0.0%	$25	0.2%
Capital Goods	2,241	15.2%	2,366	15.4%
Commercial & Professional Services	1,713	11.6%	1,670	10.9%
Consumer Discretionary Distribution & Retail	254	1.7%	282	1.8%
Consumer Durables & Apparel	268	1.8%	235	1.5%
Consumer Services	206	1.4%	189	1.2%
Consumer Staples Distribution & Retail	109	0.7%	103	0.7%
Credit Opportunities Partners JV, LLC	1,381	9.4%	1,428	9.3%
Energy	218	1.5%	272	1.8%
Equity Real Estate Investment Trusts (REITs)	300	2.0%	336	2.2%
Financial Services	799	5.4%	844	5.5%
Food, Beverage & Tobacco	218	1.5%	226	1.4%
Health Care Equipment & Services	1,813	12.3%	1,963	12.8%
Household & Personal Products	196	1.3%	242	1.6%
Insurance	846	5.7%	974	6.3%
Materials	228	1.6%	197	1.3%
Media & Entertainment	721	4.9%	695	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	261	1.8%	231	1.5%
Real Estate Management & Development	102	0.7%	156	1.0%
Software & Services	2,524	17.1%	2,591	16.8%
Technology Hardware & Equipment	3	0.0%	1	0.0%
Telecommunication Services	73	0.5%	76	0.5%
Transportation	284	1.9%	275	1.8%
Total	$14,764	100.0%	$15,377	100.0%
____________
(1)S&P Dow Jones recently updated the Global Industry Classification Standard (GICS) structure. As a result, certain investments categorization as of December 31, 2022 have been updated to reflect their new classification in the above table, for comparability purposes.

Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP's obligations under its credit facilities, and COP's wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,440 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV's assets under administration, calculated and payable quarterly in arrears. As of June 28, 2022, the Company and SCRS increased their commitment by $440, of which $385 was committed by the Company. As of June 30, 2023, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
COPJV was in compliance with all covenants required by its financing arrangements as of June 30, 2023 and December 31, 2022.
During the six months ended June 30, 2023, the Company sold investments with a cost of $121.9 for proceeds of $121.7 to COPJV and recognized a net realized gain (loss) of $(0.2) in connection with the transactions. As of June 30, 2023, $77.2 of these sales to COPJV are included in the Company's receivable for investments sold in the consolidated statements of assets and liabilities.
Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023 (Unaudited)	December 31, 2022
Total debt investments(1)	$3,038.9	$3,363.8
Weighted average annual yield on accruing debt investments(2)	11.6%	11.0%
Number of portfolio companies in COPJV	118	122
Largest investment in a single portfolio company	$132.4	$132.4
Unfunded commitments(1)	$3.8	$3.3
____________
(1)"Debt Investments" means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2023.

Credit Opportunities Partners JV, LLC Portfolio
As of June 30, 2023 (in millions)
(Unaudited)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—142.7%
48Forty Solutions LLC	(e)(o)	Commercial & Professional Services	SF+600	1.0%	11/30/26		$19.3	$19.1	$18.8
Accuride Corp	(h)(j)	Capital Goods	SF+525	1.0%	5/18/26	20.7		20.5	17.0
Advania Sverige AB	(e)(o)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	588.0	66.7	53.3
Advania Sverige AB	(e)(o)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,644.9	12.9	11.8
Affordable Care Inc	(e)(h)(o)	Health Care Equipment & Services	SF+450, 1.3% PIK (1.3% Max PIK)	0.8%	8/2/28		$76.2	75.8	75.0
Alacrity Solutions Group LLC	(e)(j)(o)	Insurance	SF+525	0.8%	12/22/28	31.7		31.1	30.7
Alera Group Intermediate Holdings Inc	(e)(k)(o)	Insurance	SF+600	0.8%	10/2/28	32.1		31.7	30.9
Alstom SA	(g)(k)(p)	Transportation	SF+550, 4.5% PIK (4.5% Max PIK)	1.0%	8/29/24	6.3		5.8	3.0
American Vision Partners	(e)(o)	Health Care Equipment & Services	SF+575	0.8%	9/30/27	19.4		19.3	18.8
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+350	0.0%	7/30/25		€4.8	4.9	5.2
Apex Group Limited	(h)	Financial Services	SF+375	0.5%	7/27/28		$4.2	4.2	4.1
Apex Group Limited	(h)	Financial Services	E+400	0.0%	7/27/28		€1.6	1.9	1.7
Arcfield Acquisition Corp	(e)(o)	Capital Goods	SF+575	0.8%	3/10/28		$8.0	$7.9	$7.9
Arcos LLC/VA	(e)(h)(j)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28	22.2		22.0	20.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date		No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Ardonagh Group Ltd	(e)(h)	Insurance	SA+725	0.8%	7/14/26		£3.8	4.7	4.8
Ardonagh Group Ltd	(e)(h)	Insurance	E+725	1.0%	7/14/26		€0.5	0.6	0.5
Ardonagh Group Ltd	(e)(j)(k)(o)	Insurance	SF+600	0.8%	7/14/26		$54.8	54.2	52.9
athenahealth Inc	(k)	Health Care Equipment & Services	SF+350	0.5%	2/15/29	7.1		6.4	6.8
athenahealth Inc	(f)	Health Care Equipment & Services	SF+350	0.5%	2/15/29	0.9		0.8	0.8
Barbri Inc	(e)(h)	Consumer Services	SF+575	0.8%	4/28/28	47.0		47.0	46.3
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	SF+650, 0.5% PIK (0.5% Max PIK)	1.0%	7/5/24	2.2		2.2	2.2
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+650, 0.5% PIK (0.5% Max PIK)	1.0%	7/5/24	C$	14.2	10.6	10.7
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24	1.3		1.0	1.0
Belk Inc		Consumer Discretionary Distribution & Retail	L+750	1.0%	7/31/25		$0.6	0.6	0.5
Belk Inc	(g)(p)	Consumer Discretionary Distribution & Retail	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	3.1		1.6	0.4
BGB Group LLC	(e)(h)(o)	Media & Entertainment	SF+575	1.0%	8/16/27		54.1	53.7	52.5
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25		€35.0	41.0	38.2
CFC Underwriting Ltd	(e)(h)(j)	Insurance	SF+500, 0.0% PIK (2.8% Max PIK)	0.5%	5/16/29		$39.5	39.2	39.9
Cision Ltd		Software & Services	SF+375	0.0%	1/29/27	3.8		3.4	2.8
ClubCorp Club Operations Inc	(j)(k)	Consumer Services	L+275	0.0%	9/18/24		31.8	30.0	30.5
Creation Technologies Inc	(k)	Technology Hardware & Equipment	SF+550	0.5%	10/5/28		2.3	2.1	2.2
CSafe Global	(e)(h)(k)	Capital Goods	SF+625	1.0%	12/23/27		59.1	59.0	59.1
CSafe Global	(e)(h)	Capital Goods	SF+625	1.0%	8/13/28		17.2	17.2	17.2
Cubic Corp	(h)	Software & Services	SF+425	0.8%	5/25/28		9.0	9.1	7.9
Encora Digital LLC	(e)(o)	Commercial & Professional Services	SF+508, 0.0% PIK (2.3% Max PIK)	0.8%	12/20/28		16.3	15.9	15.8
Envirotainer Ltd	(e)(h)	Transportation	E+575, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29		€14.9	13.9	15.9
Envirotainer Ltd	(e)(h)	Transportation	SF+575, 0.0% PIK (3.0% Max PIK)	0.8%	7/30/29		$7.6	7.4	7.4
Excelitas Technologies Corp	(e)(k)	Technology Hardware & Equipment	E+575	0.0%	8/12/29		€4.0	4.2	4.3
Excelitas Technologies Corp	(e)(j)(k)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		$24.4	24.2	23.7
Follett Software Co	(e)(h)	Software & Services	SF+575	0.8%	8/31/28		37.3	37.0	36.8
Galaxy Universal LLC	(e)(h)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26		7.5	7.5	7.3
Galway Partners Holdings LLC	(e)(k)(o)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		36.7	36.0	36.0
General Datatech LP	(e)(j)	Software & Services	SF+625	1.0%	6/18/27		18.1	17.5	17.4
Greystone Equity Member Corp	(e)	Financial Services	SF+725	3.8%	4/1/26		30.2	30.1	29.4
HealthChannels LLC	(j)	Health Care Equipment & Services	SF+450	0.0%	4/3/25		15.3	15.3	11.2
Hermes UK Ltd	(e)(k)	Transportation	SA+650	0.0%	11/30/27		£14.7	19.6	17.4
Higginbotham Insurance Agency Inc	(e)(h)	Insurance	SF+525	0.8%	11/25/26		$37.4	37.7	37.1
Industria Chimica Emiliana Srl	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€113.9	125.6	117.1
iNova Pharmaceuticals (Australia) Pty Limited	(e)(k)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	34.2	22.5	22.2
Insight Global LLC	(e)(h)(o)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$63.4	62.7	61.7
KBP Investments LLC	(e)(h)	Consumer Staples Distribution & Retail	SF+550, 1.0% PIK (1.0% Max PIK)	0.8%	5/26/27		14.6	14.6	13.5

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date		No. Shares/Principal Amount(c)	Cost	Fair Value(d)
KBP Investments LLC	(e)(h)	Consumer Staples Distribution & Retail	SF+700, 1.5% PIK (1.5% Max PIK)	0.8%	5/26/27		9.1	9.0	8.4
Kellermeyer Bergensons Services LLC	(e)(h)(j)	Commercial & Professional Services	SF+600	1.0%	11/7/26	29.0		28.0	26.5
Lakefield Veterinary Group	(e)(o)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		26.9	26.6	25.8
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27		15.4	15.4	15.1
Lexitas Inc	(e)(h)	Commercial & Professional Services	SF+675	1.0%	5/18/29		18.4	18.3	18.3
Lionbridge Technologies Inc	(e)(h)(j)	Media & Entertainment	SF+700	1.0%	12/29/25		25.3	25.0	25.4
Lloyd's Register Quality Assurance Ltd	(e)(h)(o)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28		€44.3	48.9	47.3
MB2 Dental Solutions LLC	(e)(h)	Health Care Equipment & Services	SF+600	1.0%	1/29/27		$11.9	11.7	11.7
Med-Metrix	(e)(o)	Software & Services	SF+600	1.0%	9/15/27		11.8	11.8	11.8
Misys Ltd	(k)	Software & Services	L+350	1.0%	6/13/24		2.3	2.2	2.2
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	SF+650	1.0%	12/22/25		24.6	24.4	24.3
New Era Technology Inc	(e)(h)(j)(k)	Software & Services	SF+625	1.0%	10/31/26		33.4	32.9	32.8
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	SF+525	0.5%	1/13/28		24.4	24.0	23.9
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	B+525	0.5%	1/13/28	A$	33.7	24.9	21.9
One Call Care Management Inc	(h)	Health Care Equipment & Services	SF+550	0.8%	4/22/27		$4.9	4.9	3.6
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	SF+400	0.0%	10/30/26		2.1	1.9	2.1
Pantherx Specialty LLC	(e)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+550	0.5%	7/16/29		15.8	14.8	15.3
Parts Town LLC	(e)(h)(k)(o)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28		49.2	48.1	47.7
Peraton Corp	(j)	Capital Goods	SF+375	0.8%	2/1/28		8.7	8.4	8.6
Plaskolite, LLC	(k)	Materials	SF+400	0.8%	12/15/25		1.1	1.1	1.0
Precision Global Corp	(e)(j)	Materials	SF+475	1.0%	8/3/24		8.9	8.7	8.8
Pretium Packaging LLC	(j)	Household & Personal Products	SF+400	0.5%	10/2/28		1.6	1.6	1.2
Project Marron	(e)(j)(k)	Consumer Services	B+625	0.5%	7/2/25	A$	41.0	27.8	26.4
Project Marron	(e)(h)(j)	Consumer Services	C+625	0.5%	7/2/25	C$	51.5	39.5	37.6
Pure Fishing Inc	(e)(h)	Consumer Durables & Apparel	SF+450	0.0%	12/22/25		$9.8	9.7	8.8
Reliant Rehab Hospital Cincinnati LLC	(e)(j)(o)	Health Care Equipment & Services	SF+625	0.0%	3/2/26		28.5	27.8	18.7
Revere Superior Holdings Inc	(e)(k)	Software & Services	SF+575	1.0%	9/30/26		19.5	19.5	19.2
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	SF+650	1.0%	8/13/27		30.3	29.7	30.1
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	SF+650	1.0%	8/13/27		1.9	1.9	1.9
RSC Insurance Brokerage Inc	(e)(k)	Insurance	SF+550	0.8%	10/30/26		18.7	18.7	18.4
Safe-Guard Products International LLC	(e)(h)(j)(k)	Financial Services	SF+550	0.5%	1/27/27		71.7	71.9	70.2
SAMBA Safety Inc	(e)(h)(j)	Software & Services	SF+525	1.0%	9/1/27		27	26.8	26.7
SavATree LLC	(e)(j)(k)	Consumer Services	SF+525	0.8%	10/12/28		39.4	39.2	38.8
SI Group Inc	(k)	Materials	SF+475	0.0%	10/15/25		1.5	1.5	1.2
SIRVA Worldwide Inc	(h)	Commercial & Professional Services	SF+550	0.0%	8/4/25		6.8	6.6	6.1
SitusAMC Holdings Corp	(e)(j)(o)	Real Estate Management & Development	SF+550	1.0%	12/22/27		39.3	38.5	38.5
Solina France SASU	(e)(k)	Food, Beverage & Tobacco	SF+650	0.0%	7/31/28		20.5	20.3	20.4
Sorenson Communications LLC	(j)	Telecommunication Services	SF+550	0.8%	3/17/26		18.8	18.2	17.5
Staples Canada	(e)(h)(j)(k)	Consumer Discretionary Distribution & Retail	C+700	1.0%	9/12/24	C$	67.8	52.0	52.2
Summit Interconnect Inc	(e)(o)	Capital Goods	SF+600	1.0%	9/22/28		$19.4	19.2	17.8
Time Manufacturing Co	(e)(h)	Capital Goods	E+650	0.8%	12/1/27		€29.1	32.3	29.8
Total Safety US Inc	(h)	Capital Goods	SF+600	1.0%	8/18/25		$10.8	9.9	10.4
Transaction Services Group Ltd	(e)(j)(k)(n)(o)	Software & Services	B+550	0.0%	10/14/26	A$	124.1	85.4	82.2
Unifrax I LLC / Unifrax Holding Co	(k)	Capital Goods	SF+375	0.0%	12/12/25		$2.8	2.7	2.5

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Varsity Brands Inc	(k)	Consumer Durables & Apparel	SF+500	1.0%	12/15/26	3.9	3.8	3.8
Version1 Software Ltd	(e)(k)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	€2.5	2.5	2.6
Version1 Software Ltd	(e)(k)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	£4.0	4.7	5.0
Wealth Enhancement Group LLC	(e)(j)(k)	Financial Services	SF+625	1.0%	10/4/27	$28.0	27.8	27.9
West Corp	(h)	Commercial & Professional Services	SF+400	1.0%	4/10/27	4.8	4.7	4.4
Woolpert Inc	(e)(h)(j)	Capital Goods	SF+600	1.0%	4/5/28	52.7	52.3	50.4
Worldwise Inc	(e)(h)(j)(k)(o)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	57.2	54.7	52.8
Yak Access LLC	(n)	Capital Goods	SF+640	1.0%	3/10/28	0.5	0.4	0.4
Total Senior Secured Loans—First Lien							2,342.5	2,256.3
Unfunded Loan Commitments							(3.8)	(3.8)
Net Senior Secured Loans—First Lien							2,338.7	2,252.5

Senior Secured Loans—Second Lien—22.1%
Access CIG LLC	(h)	Commercial & Professional Services	SF+775	0.0%	2/27/26	2.5	2.3	2.4
Ammeraal Beltech Holding BV	(e)(h)(k)(o)	Capital Goods	SF+775	0.0%	9/12/26	42.8	42.2	42.8
Apex Group Limited	(e)(h)(o)	Financial Services	SF+675	0.5%	7/27/29	40.0	39.7	38.1
Cubic Corp	(e)(k)	Software & Services	SF+763	0.8%	5/25/29	10.0	9.7	9.1
EaglePicher Technologies LLC	(h)	Capital Goods	SF+725	0.0%	3/8/26	0.4	0.4	0.3
Element Materials Technology Group US Holdings Inc	(e)(h)	Commercial & Professional Services	SA+725	0.5%	6/24/30	£21.0	22.9	26.4
Misys Ltd	(h)(k)(o)	Software & Services	SF+725	1.0%	6/13/25	$46.6	45.0	42.5
NEP Broadcasting LLC	(h)	Media & Entertainment	SF+700	0.0%	10/19/26	6.8	6.8	5.0
OEConnection LLC	(e)(h)(j)	Software & Services	SF+700	0.5%	9/25/27	50.0	50.0	48.8
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	SF+750	0.0%	10/26/26	2.5	2.5	2.5
Peraton Corp	(e)(h)	Capital Goods	SF+775	0.8%	2/1/29	21.5	21.3	21.1
Pretium Packaging LLC	(e)(h)(j)	Household & Personal Products	SF+675	0.5%	10/1/29	39.9	39.7	28.4
Pure Fishing Inc	(e)(h)	Consumer Durables & Apparel	SF+838	1.0%	12/21/26	26.5	24.3	22.5
SIRVA Worldwide Inc	(h)(j)	Commercial & Professional Services	SF+950	0.0%	8/3/26	10.3	8.8	8.9
Valeo Foods Group Ltd	(e)(h)	Food, Beverage & Tobacco	SA+800	0.0%	9/28/29	£9.3	11.8	9.5
Wittur Holding GmbH	(e)(g)(n)(p)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	10/4/27	€121.7	132.4	41.1
Total Senior Secured Loans—Second Lien							459.8	349.4

Other Senior Secured Debt—1.3%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	$26.7	26.2	19.7
Total Other Senior Secured Debt							26.2	19.7

Subordinated Debt—0.3%
athenahealth Inc		Health Care Equipment & Services	6.5%		2/15/30	$5.5	4.8	4.7
Total Subordinated Debt							4.8	4.7

Asset Based Finance—33.7%
Abacus JV, Private Equity	(e)	Insurance				30,011,455	30.8	31.9
Altavair AirFinance, Private Equity	(e)	Capital Goods				33,549,481	39.5	35.0
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Financial Services				1	0.0	0.9

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Global Lending Services LLC, Private Equity	(e)(n)	Financial Services				1,546,702	1.5	1.9
Global Lending Services LLC, Private Equity	(e)	Financial Services				13,944,785	18.3	14.0
Kilter Finance, Preferred Stock	(e)	Insurance	12.0%			$24.0	24.0	24.0
KKR Chord IP Aggregator LP, Partnership Interest	(e)	Media & Entertainment				19,616,330	22.9	21.5
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(p)	Capital Goods				19,642,734	24.4	17.6
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+1,050	1.0%	9/30/24	$4.7	4.7	4.7
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+1,050	1.0%	9/30/24	€3.6	3.6	3.9
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+650	1.0%	9/30/24	€5.0	5.0	5.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+650	1.0%	9/30/24	£1.1	1.3	1.4
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+650	1.0%	9/30/24	$6.5	6.5	6.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+1,050	1.0%	9/30/24	£0.8	0.9	1.0
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	SF+750	1.5%	2/27/25	$18.4	18.4	18.4
Luxembourg Life Fund - Absolute Return Fund II, Structured Mezzanine	(e)(h)	Insurance	SF+750	0.5%	2/10/27	$24.8	24.6	24.5
Luxembourg Life Fund - Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	SF+925	0.0%	5/27/26	$55.0	54.6	55.6
My Community Homes PropCo 2, Private Equity	(e)(p)	Equity Real Estate Investment Trusts (REITs)				33,553,719	33.6	33.0
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Financial Services	12.1%		1/25/27	$30.0	9.3	13.2
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)	Equity Real Estate Investment Trusts (REITs)	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$30.4	29.5	29.6
Pretium Partners LLC P2, Private Equity	(e)	Equity Real Estate Investment Trusts (REITs)				16,772,368	16.2	18.2
Pretium Partners LLC P2, Term Loan	(e)(h)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/16/29	$33.5	32.9	32.9
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(e)	Financial Services				40,000,000	50.2	44.1
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(e)	Real Estate Management & Development	8.0%		7/25/30	$5.7	5.7	5.6
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(e)	Real Estate Management & Development	7.3%		7/25/30	$34.5	34.1	33.4
SG Residential Mortgage Trust 2022-2, Structured Mezzanine		Real Estate Management & Development	5.4%		8/25/62	$4.6	3.8	3.9
Star Mountain Strategic Credit Income Fund IV LP, Private Equity	(e)	Financial Services				42,500,000	42.5	42.8
Verus Securitization Trust 2023-5, Structured Mezzanine		Real Estate Management & Development	8.1%		6/25/68	$2.4	2.1	2.1
Verus Securitization Trust 2023-5, Structured Mezzanine		Real Estate Management & Development	8.1%		6/25/68	$3.5	3.4	3.4
Verus Securitization Trust 2023-INV1, Structured Mezzanine		Real Estate Management & Development	7.6%		2/25/68	$1.9	1.7	1.7
Total Asset Based Finance							546.0	532.2

Equity/Other—10.4%

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(p)	Energy				13,556	3.6	2.9
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(p)	Energy				115,178,571	30.5	24.7
athenahealth Inc, Preferred Stock	(e)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			50,000,000	47.6	44.9
Belk Inc, Common Stock	(e)(p)	Consumer Discretionary Distribution & Retail				381	—	—
Misys Ltd, Preferred Stock	(e)	Software & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%		27,240,532	26.8	21.3
One Call Care Management Inc, Common Stock	(e)(p)	Health Care Equipment & Services				34,873	2.2	1.2
One Call Care Management Inc, Preferred Stock A	(e)(p)	Health Care Equipment & Services				371,993	23.7	17.6
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.7	7.7
Pure Gym Ltd, Private Equity	(e)(p)	Consumer Services				30,218,000	39.4	43.4
Yak Access LLC, Common Stock	(n)(p)	Capital Goods				1,256	—	—
Yak Access LLC, Preferred Stock	(n)(p)	Capital Goods				301,310	—	—
Total Equity/Other							182.5	163.7
TOTAL INVESTMENTS—210.5%							$3,558.0	$3,322.2

Derivative Instruments—0.2%
Foreign currency forward contracts								$3.8
____________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2023, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.55%, the Euro Interbank Offered Rate, or EURIBOR, was 3.58%, Canadian Dollar Offer Rate, or CDOR was 5.40%, the Australian Bank Bill Swap Bid Rate, or BBSY, or “B”, was 4.40%, the Reykjavik Interbank Offered Rate, or REIBOR or "R", was 9.40%, the Stockholm Interbank Offered Rate, or STIBOR or "SR", was 3.81%, the Sterling Overnight Index Average, or SONIA, was 4.93%, the Secured Overnight Financing Rate, or SOFR, was 5.27% and the U.S. Prime Lending Rate, or Prime, was 8.25%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Credit Opportunities Partners JV, LLC Portfolio
As of December 31, 2022 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—148.1%
48Forty Solutions LLC	(e)(o)	Commercial & Professional Services	SF+550	1.0%	11/30/26		$19.4	$19.2	$18.8
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/23		20.8	20.4	17.7
Advania Sverige AB	(e)(o)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	588.0	66.6	54.1
Advania Sverige AB	(e)(o)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,644.9	12.8	11.2
Affordable Care Inc	(e)(h)(i)(o)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$76.1	75.6	74.6
Alacrity Solutions Group LLC	(e)(j)(o)	Insurance	L+525	0.8%	12/22/28		40.6	39.9	39.1
Alera Group Intermediate Holdings Inc	(e)(k)(o)	Insurance	SF+600	0.8%	10/2/28		32.3	31.9	30.7
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/24		6.2	5.8	3.5
American Airlines Group Inc	(k)	Transportation	L+175	0.0%	6/27/25		2.5	2.3	2.4
American Vision Partners	(e)(o)	Health Care Equipment & Services	L+575	0.8%	9/30/27		19.5	19.3	18.9
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+375	0.0%	7/30/25		€4.8	4.8	4.8
Apex Group Limited	(h)	Diversified Financials	L+375	0.5%	7/27/28		$4.2	4.2	4.0
Apex Group Limited	(h)	Diversified Financials	E+400	0.0%	7/27/28		€1.6	1.9	1.6
Arcfield Acquisition Corp	(e)(o)	Capital Goods	L+575	0.8%	3/10/28		$8.0	8.0	7.9
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/28		22.2	22.0	20.6
Ardonagh Group Ltd	(e)(i)	Insurance	SA+700	0.8%	7/14/26		£3.8	4.7	4.5
Ardonagh Group Ltd	(e)(i)	Insurance	E+700	1.0%	7/14/26		€0.5	0.5	0.5
Ardonagh Group Ltd	(e)(j)(k)(o)	Insurance	SF+575	0.8%	7/14/26		$54.8	54.3	53.1
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	109.4	73.9	74.5
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24		8.0	5.7	5.4
athenahealth Inc	(k)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		$7.1	6.4	6.4
athenahealth Inc	(f)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		0.9	0.9	0.8
Barbri Inc	(e)(h)(i)	Consumer Services	L+575	0.8%	4/28/28		47.2	47.3	46.9
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+650, 0.0% PIK (0.5% Max PIK)	1.0%	7/5/24		2.2	2.2	2.2
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+650, 0.0% PIK (0.5% Max PIK)	1.0%	7/5/24		$14.3	10.6	10.3
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24		1.3	1.0	1.0
Belk Inc		Retailing	L+750	1.0%	7/31/25		$0.6	0.6	0.6
Belk Inc	(g)(p)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		3.1	1.7	0.4
BGB Group LLC	(e)(h)(i)(o)	Media & Entertainment	L+575	1.0%	8/16/27		54.4	54.0	53.0
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24		10.7	10.7	8.8
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/24		€12.6	14.0	11.0
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24		$7.2	7.2	5.9
Bugaboo International BV	(e)(h)(i)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25		€35.0	41.0	37.4
CFC Underwriting Ltd	(e)(h)(j)	Insurance	SF+500, 0.0% PIK (2.8% Max PIK)	0.5%	5/16/29		$39.5	38.3	39.2
Cision Ltd		Software & Services	L+375	0.0%	1/29/27		3.8	3.4	2.4
ClubCorp Club Operations Inc	(j)(k)	Consumer Services	L+275	0.0%	9/18/24		31.9	29.9	28.9
Creation Technologies Inc	(k)	Technology Hardware & Equipment	L+550	0.5%	10/5/28	2.3		2.1	1.8
CSafe Global	(e)(h)(i)(k)	Capital Goods	L+625	0.8%	12/23/27		59.4	59.3	59.4
CSafe Global	(e)(h)	Capital Goods	L+625	0.8%	8/13/28		17.3	17.3	17.3
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/28		9.1	9.1	7.7

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
EIF Van Hook Holdings LLC	(i)(k)	Energy	SF+525	0.0%	9/5/24		7.2	$7.0	$7.0
Emerald Expositions Holding Inc	(k)	Media & Entertainment	L+250	0.0%	5/22/24		1.4	1.3	1.4
Encora Digital Inc	(e)(o)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/20/28		16.3	15.9	15.4
Envirotainer Ltd	(e)(h)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29		€14.9	13.9	15.1
Envirotainer Ltd	(e)(i)	Transportation	SF+600, 0.0% PIK (3.0% Max PIK)	0.8%	7/30/29		$7.6	7.4	7.3
Excelitas Technologies Corp	(e)(k)	Technology Hardware & Equipment	E+575	0.0%	8/12/29		€4.1	4.2	4.2
Excelitas Technologies Corp	(e)(j)(k)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		$24.5	24.3	23.9
Follett Software Co	(e)(h)(i)	Software & Services	L+575	0.8%	8/31/28		37.5	37.2	36.7
Galaxy Universal LLC	(e)(h)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26		8.8	8.8	8.7
Galway Partners Holdings LLC	(e)(k)(o)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		36.9	36.2	36.4
General Datatech LP	(e)(j)	Software & Services	L+625	1.0%	6/18/27		18.3	17.7	17.1
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/26		30.2	30.1	29.3
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/25		15.4	15.3	10.9
Hermes UK Ltd	(e)(k)	Transportation	SA+650	0.0%	11/30/27		£14.7	19.5	16.1
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+525	0.8%	11/25/26		$37.6	38.0	37.7
Industria Chimica Emiliana Srl	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€113.9	125.5	117.1
iNova Pharmaceuticals (Australia) Pty Limited	(e)(k)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	34.2	22.5	22.6
Insight Global LLC	(e)(h)(i)(o)	Commercial & Professional Services	L+600	0.8%	9/22/28		$63.7	62.9	61.8
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	SF+550, 0.0% PIK (0.5% Max PIK)	0.8%	5/26/27		23.6	23.5	21.9
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/7/26		29.2	28.1	26.5
Lakefield Veterinary Group	(e)(o)	Health Care Equipment & Services	L+550	0.8%	11/23/28		27.1	26.7	25.9
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		15.5	15.4	15.0
Lexitas Inc	(e)(h)	Commercial & Professional Services	SF+625	1.0%	5/18/29		18.5	18.4	18.2
Lionbridge Technologies Inc	(e)(i)(j)	Media & Entertainment	SF+700	1.0%	12/29/25		26.8	26.3	26.9
Lloyd's Register Quality Assurance Ltd	(e)(i)(o)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28		€44.3	48.8	45.9
MB2 Dental Solutions LLC	(e)(i)	Health Care Equipment & Services	SF+600	1.0%	1/29/27		$11.9	11.8	11.7
Med-Metrix	(e)(o)	Software & Services	L+600	1.0%	9/15/27		11.9	11.9	12.0
Misys Ltd	(k)	Software & Services	L+350	1.0%	6/13/24		2.3	2.2	2.0
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+600	1.5%	7/3/24		35.5	33.7	33.7
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	SF+650	1.0%	12/22/25		24.8	24.5	24.6
New Era Technology Inc	(e)(h)(j)(k)	Software & Services	L+625	1.0%	10/31/26		34.3	33.8	33.7
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	SF+525	0.5%	1/13/28		24.4	23.9	23.6
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	B+525	0.5%	1/13/28	A$	33.7	24.8	22.1
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/27		$4.9	5.0	4.1
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26		2.1	1.9	2.1
Pantherx Specialty LLC	(e)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+550	0.5%	7/16/29		15.9	14.8	14.6
Parts Town LLC	(e)(h)(k)(o)	Retailing	L+550	0.8%	11/1/28		49.4	48.3	47.8
Peraton Corp	(j)	Capital Goods	L+375	0.8%	2/1/28		8.8	8.4	8.6
Plaskolite, LLC	(k)	Materials	L+400	0.8%	12/15/25		1.1	1.1	1.0
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24		8.9	8.7	8.8
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/28		$1.6	1.6	1.3
Project Marron	(e)(h)(j)(k)	Consumer Services	B+625	0.5%	7/2/25	A$	81.8	56.4	52.0
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.5%	7/2/25		$52.5	40.1	36.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		$9.8	$9.7	$6.6
Reliant Rehab Hospital Cincinnati LLC	(e)(j)(o)	Health Care Equipment & Services	L+625	0.0%	2/28/26		33.6	32.7	26.7
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26		19.6	19.6	19.6
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		0.5	0.5	0.5
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		30.4	29.8	29.2
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		1.4	1.4	1.4
RSC Insurance Brokerage Inc	(e)(k)	Insurance	SF+550	0.8%	10/30/26		18.8	18.8	18.5
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/27		71.7	72.1	71.7
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+525	1.0%	9/1/27		27.1	26.9	26.8
SavATree LLC	(e)(j)(k)	Consumer Services	L+550	0.8%	10/12/28		39.6	39.2	38.9
SI Group Inc	(k)	Materials	SF+475	0.0%	10/15/25		1.5	1.5	1.2
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/25		6.9	6.6	6.1
SitusAMC Holdings Corp	(e)(j)(o)	Real Estate	L+550	0.8%	12/22/27		39.5	38.7	38.1
Sorenson Communications LLC	(j)	Telecommunication Services	L+550	0.8%	3/17/26		20.0	19.3	19.1
Staples Canada	(e)(h)(i)(j)(k)	Retailing	C+700	1.0%	9/12/24		$74.2	57.0	55.6
Summit Interconnect Inc	(e)(o)	Capital Goods	SF+600	1.0%	9/22/28		$19.5	19.3	18.4
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/27		€29.2	32.4	29.4
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/25		$11.2	10.1	10.6
Transaction Services Group Ltd	(e)(j)(k)(n)(o)	Software & Services	B+550	0.0%	10/14/26	A$	124.1	85.3	82.6
Unifrax I LLC / Unifrax Holding Co	(k)	Capital Goods	L+375	0.0%	12/12/25		$2.8	2.7	2.5
Varsity Brands Inc	(k)	Consumer Durables & Apparel	L+350	1.0%	12/16/24		4.0	3.8	3.8
Version1 Software Ltd	(e)(k)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€2.5	2.5	2.5
Version1 Software Ltd	(e)(k)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£4.0	4.7	4.7
West Corp	(i)	Software & Services	L+400	1.0%	10/10/24		$12.1	12.0	11.2
West Corp	(i)	Software & Services	L+350	1.0%	10/10/24		2.5	2.5	2.3
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/28		53.0	52.6	51.6
Worldwise Inc	(e)(h)(i)(j)(k)(o)	Household & Personal Products	SF+625	1.0%	3/29/28		64.7	61.7	59.8
Yak Access LLC	(e)(n)	Capital Goods	SF+825	2.0%	1/27/23		0.2	0.2	0.2
Yak Access LLC	(g)(n)(p)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.3
Total Senior Secured Loans—First Lien								2,522.8	2,418.2
Unfunded Loan Commitments								(3.3)	(3.3)
Net Senior Secured Loans—First Lien								2,519.5	2,414.9

Senior Secured Loans—Second Lien—23.6%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26		2.5	2.3	2.2
Ammeraal Beltech Holding BV	(e)(h)(k)(o)	Capital Goods	L+775	0.0%	9/12/26		42.8	42.1	41.8
Apex Group Limited	(e)(h)(i)(o)	Diversified Financials	L+675	0.5%	7/27/29		40.0	39.7	37.6
Cubic Corp	(e)(k)	Software & Services	L+763	0.8%	5/25/29		10.0	9.7	9.1
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26		0.4	0.4	0.2
Element Materials Technology Group US Holdings Inc	(e)(h)(i)	Commercial & Professional Services	SA+725	0.5%	6/24/30		£21.0	23.0	24.7
Misys Ltd	(h)(i)(k)(o)	Software & Services	L+725	1.0%	6/13/25		$46.6	44.6	35.1
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/26		6.8	6.7	5.1
OEConnection LLC	(e)(h)(i)(j)	Software & Services	SF+700	0.5%	9/25/27		50.0	50.0	48.4
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26		2.5	2.5	2.4
Peraton Corp	(e)(h)(i)	Capital Goods	L+775	0.8%	2/1/29		21.5	21.3	21.2
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/29		39.9	39.7	31.6

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
(p)Security is non-income producing.
Below is selected balance sheet information for COPJV as of June 30, 2023 and December 31, 2022:

	As of
	June 30, 2023 (Unaudited)	December 31, 2022
Selected Balance Sheet Information
Total investments, at fair value	$3,322.2	$3,562.9
Cash and other assets	325.6	259.2
Total assets	3,647.8	3,822.1
Debt	1,884.6	1,913.4
Other liabilities	185.1	276.4
Total liabilities	2,069.7	2,189.8
Member's equity	$1,578.1	$1,632.3
Below is selected statement of operations information for COPJV for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Selected Statement of Operations Information
Total investment income	$97.4	$75.8	$190.5	$136.7
Expenses
Interest expense	31.8	11.3	61.2	24.9
Custodian and accounting fees	0.4	0.5	0.8	0.9
Administrative services	2.4	2.2	4.8	4.6
Professional services	0.1	0.0	0.2	0.2
Other	0.4	0.0	0.6	0.1
Total expenses	35.1	14.0	67.6	30.7
Net investment income	62.3	61.8	122.9	106.0
Net realized and unrealized gain (loss)	(17.3)	(64.6)	(51.1)	(63.4)
Net increase in net assets resulting from operations	$45.0	$(2.8)	$71.8	$42.6

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of June 30, 2023 and December 31, 2022:

Derivative Instrument	Statement Location	June 30, 2023 (Unaudited)	December 31, 2022
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$22	$25
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(1)	(1)
Total		$21	$24

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the six months ended June 30, 2023 and 2022 are in the following locations in the consolidated statements of operations:

		Six Months Ended June 30,
Derivative Instrument	Statement Location	2023	2022
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$4	$7
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	$(3)	$16
Total		$1	$23

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$22	$(1)	$—	$—	$21
Total	$22	$(1)	$—	$—	$21
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—
Total	$(1)	$1	$—	$—	$—

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
The average notional balance for foreign currency forward contracts during the six months ended June 30, 2023 and 2022 was $223.2 and $242.4, respectively.

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
As of June 30, 2023 and December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

	June 30, 2023
Valuation Inputs	(Unaudited)	December 31, 2022
Level 1—Price quotations in active markets	$1	$—
Level 2—Significant other observable inputs	543	564
Level 3—Significant unobservable inputs	12,839	13,385
Investments measured at net asset value(1)	1,381	1,428
	$14,764	$15,377
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2023 and December 31, 2022.
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
The following is a reconciliation for the six months ended June 30, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,124	$874	$22	$264	$1,902	$1,199	$13,385
Accretion of discount (amortization of premium)	23	2	—	1	1	—	27
Net realized gain (loss)	1	(48)	—	(126)	7	(96)	(262)
Net change in unrealized appreciation (depreciation)	(34)	27	(2)	130	(39)	120	202
Purchases	562	3	—	8	67	12	652
Paid-in-kind interest	28	—	1	10	4	15	58
Sales and repayments	(1,072)	(5)	—	—	(163)	(16)	(1,256)
Transfers into Level 3	33	—	—	—	—	—	33
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,665	$853	$21	$287	$1,779	$1,234	$12,839
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(41)	$(22)	$(2)	$4	$(39)	$22	$(78)

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

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2023 and December 31, 2022 were as follows:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at June 30, 2023 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$8,596	Discounted Cash Flow	Discount Rate	6.3% - 20.0% (11.7%)	Decrease
	753	Waterfall	EBITDA Multiple	0.2x - 14.5x (7x)	Increase
	154	Other(3)
	36	Cost
Subordinated Debt	256	Discounted Cash Flow	Discount Rate	10.9% - 14.9% (13.0%)	Decrease
	31	Waterfall	EBITDA Multiple	6.9x - 6.9x (6.9x)	Increase
Asset Based Finance	926	Discounted Cash Flow	Discount Rate	5.4% - 45.0% (11.4%)	Decrease
	552	Waterfall	EBITDA Multiple	1.0x - 13.7x (1.2x)	Increase
	155	Cost
	142	Other(3)
	4	Indicative Dealer Quotes		44.0% - 44.0% (44.0%)	Increase
Equity/Other	728	Waterfall	EBITDA Multiple	0.6x - 16.0x (7.2x)	Increase
	499	Discounted Cash Flow	Discount Rate	10.0% - 25.0% (15.7%)	Decrease
	6	Other(3)
	1	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
Total	$12,839

Type of Investment	Fair Value at December 31, 2022	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$9,274	Discounted Cash Flow	Discount Rate	6.0% - 24.2% (12.0%)	Decrease
	575	Waterfall	EBITDA Multiple	0.3x - 19.8x (7.2x)	Increase
	167	Cost
	4	Other(3)
Subordinated Debt	242	Discounted Cash Flow	Discount Rate	10.9% - 14.9% (13.3%)	Decrease
	22	Waterfall	EBITDA Multiple	7.5x - 7.5x (7.5x)	Increase
Asset Based Finance	980	Discounted Cash Flow	Discount Rate	5.1% - 44.0% (11.3%)	Decrease
	636	Waterfall	EBITDA Multiple	1.0x - 13.7x (1.6x)	Increase
	144	Cost
	138	Other(3)
	4	Indicative Dealer Quotes		42.0% - 42.0% (42.0%)	Increase
Equity/Other	683	Waterfall	EBITDA Multiple	0.0x - 15.0x (7.4x)	Increase
	488	Discounted Cash Flow	Discount Rate	10.0% - 25.0% (15.6%)	Decrease
	13	Cost
	12	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
Total	$13,385
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2023, the aggregate amount outstanding of the senior securities issued by the Company was $8,190. As of June 30, 2023, the Company’s asset coverage was 184%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2023 and December 31, 2022. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2022. Any significant changes to the Company's financing arrangements during the six months ended June 30, 2023 are discussed below.

	As of June 30, 2023 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.15%(1)	$136	$64	November 22, 2025
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	249	51	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.65%(1)	668	82	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.70%(1)	238	62	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,806(5)	2,832(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.85% - 3.01%(1)	348	—	January 15, 2031
Total			$8,190	$3,091
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of June 30, 2023, there was $200 term loan outstanding at SOFR+1.90% and $49 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €266 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of June 30, 2023 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD20 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.76 as of June 30, 2023 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £16 has been converted to U.S dollars at an exchange rate of £1.00 to $1.27 as of June 30, 2023 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD145 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.67 as of June 30, 2023 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of June 30, 2023, $17 of such letters of credit have been issued.
(7)As of June 30, 2023, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $388, $465, $445, $448, $253, $910, $341, $429 and $611, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of June 30, 2023, there were $277.5 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R, Class A-2R and Class B-1R notes outstanding.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	As of December 31, 2022
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$131	$69	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	June 28, 2023
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	285	15	June 2, 2026
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	242	8	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	472	28	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	244	56	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,260(5)	2,383(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$8,731	$2,559
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the six months ended June 30, 2023 and 2022, the components of total interest expense for the Company's financing arrangements were as follows:

	Six Months Ended June 30,
	2023			2022
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$5	$1	$6	$2	$0	$2
CCT Tokyo Funding Credit Facility(2)	10	0	10	4	0	4
Darby Creek Credit Facility(2)	15	0	15	3	0	3
Dunlap Credit Facility(2)	10	0	10	7	0	7
Meadowbrook Run Credit Facility(2)	10	0	10	3	0	3
Senior Secured Revolving Credit Facility(2)	76	2	78	38	2	40
4.750% Notes due 2022	—	—	—	6	0	6
4.625% Notes due 2024	9	1	10	9	1	10
1.650% Notes due 2024	4	1	5	4	1	5
4.125% Notes due 2025	10	1	11	10	0	10
4.250% Notes due 2025	10	(4)	6	10	(3)	7
8.625% Notes due 2025	11	1	12	11	1	12
3.400% Notes due 2026	17	2	19	17	3	20
2.625% Notes due 2027	5	1	6	5	1	6
3.250% Notes due 2027	8	1	9	7	0	7
3.125% Notes due 2028	12	1	13	12	1	13
CLO-1 Notes	12	0	12	5	0	5
Total	$224	$8	$232	$153	$7	$160
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2023 were $8,744 and 5.13%, respectively. As of June 30, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.21%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2022 were $9,617 and 3.18%, respectively. As of June 30, 2022, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 3.51%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2023 and December 31, 2022.
Burholme Prime Brokerage Facility
On June 8, 2023, Burholme Funding LLC, or Burholme Funding, a wholly-owned special-purpose financing subsidiary of the Company, terminated the committed facility arrangement, or the Burholme Prime Brokerage Facility, with BNP Paribas Prime Brokerage International, Ltd.
Darby Creek Credit Facility

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
On April 27, 2023, Darby Creek LLC, or Darby Creek, a wholly-owned special purpose financing subsidiary of the Company, entered into a Twelfth Amendment, or the Twelfth Amendment, to a revolving credit facility, or the Darby Creek Credit Facility, by and among Darby Creek, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each of the lenders from time to time party thereto, the other agents parties thereto, and Wells Fargo Bank, National Association as collateral agent and collateral custodian.
The Twelfth Amendment to the Darby Creek Credit Facility, among other things, (i) extends the maturity date to February 26, 2027, (ii) extends the end of the revolving period to February 26, 2025, (iii) increases the interest rate applicable to advances to 2.65% per annum, plus term SOFR (or the relevant reference rate for any foreign currency borrowings), (iv) increases the total facility commitment to $750, and (v) extends the period in which the prepayment premium will be payable on certain reductions or terminations of the commitments to October 27,2024.
Dunlap Funding Credit Facility
On April 27, 2023, concurrent with the closing of the Twelfth Amendment to the Darby Creek Credit Facility, Dunlap Funding LLC, or Dunlap Funding, a wholly-owned subsidiary of the Company, merged with and into Darby Creek, or the Merger, pursuant to an Agreement and Plan of Merger, with Darby Creek surviving the Merger.
Upon consummation of the Merger, the Loan Financing and Servicing Agreement, dated as of December 2, 2014, among Dunlap Funding, as borrower, Wells Fargo, as collateral agent and collateral custodian, the lenders from time to time party thereto, and DB, as facility agent, was terminated and all outstanding borrowings were assumed into the Darby Creek Credit Facility.
CLO-1 Notes
On June 28, 2023, the Company and FS KKR MM CLO 1 LLC, a wholly-owned subsidiary of the Company, entered into the First Supplemental Indenture, which amends the Indenture, by and between the Issuer and U.S. Bank National Association as trustee.
The Fisrt Indenture provides for the replacement of the LIBOR benchmark provisions with SOFR benchmark provisions, including applicable credit spread adjustments.
Meadowbrook Run Credit Facility
On June 30, 2023, the Company and Meadowbrook Run LLC, or Meadowbrook Run, a wholly-owned subsidiary of the Company, entered into a Fifth Amendment, or the Fifth Amendment, to a revolving credit facility, or the Meadowbrook Run Credit Facility, by and among Meadowbrook Run, as borrower, the Company, as servicer and equityholder, Morgan Stanley Senior Funding, Inc., as administrative agent, each of the lenders from time to time party thereto, the other agents parties thereto, and Wells Fargo Bank, National Association as collateral agent, account bank and collateral custodian.
The Fifth Amendment to the Meadowbrook Run Credit Facility, among other things, (i) extends the revolving period to November 22, 2024, (ii) extends the final maturity date to November 22, 2026, (iii) increases the applicable margin (a) during the revolving period to 2.70% per annum and (b) during the amortization period to 3.20% per annum, (iv) provides for an interest-only loan with a 0.15% per annum interest rate, (v) extends the call protection period to June 30, 2024 and (vi) eliminates non-U.S. Dollar advances.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2023, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$7.3
3Pillar Global Inc	24.0
48Forty Solutions LLC	8.5
Advanced Dermatology & Cosmetic Surgery	3.6
Affordable Care Inc	12.8
Affordable Care Inc	22.7
Alacrity Solutions Group LLC	4.9
American Vision Partners	4.7
Amerivet Partners Management Inc	8.4
Amerivet Partners Management Inc	40.7
Arcfield Acquisition Corp	7.1
Arcos LLC/VA	4.5
Ardonagh Group Ltd	9.9
AxiomSL Ltd	2.5
AxiomSL Ltd	2.3
Bausch Health Cos Inc	120.0
BGB Group LLC	19.9
Careismatic Brands Inc	15.0
CFC Underwriting Ltd	5.7
Circana Group (f.k.a. NPD Group)	0.9
Clarience Technologies LLC	25.3
Community Brands Inc	3.8
Community Brands Inc	1.9
Covis Finco Sarl	3.0
Covis Finco Sarl	1.2
CSafe Global	31.4
DOC Generici Srl	2.3
Envirotainer Ltd	2.7
Excelitas Technologies Corp	1.1
Excelitas Technologies Corp	3.1
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	6.9
Galway Partners Holdings LLC	11.8
Galway Partners Holdings LLC	1.3
Gigamon Inc	9.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Heniff Transportation Systems LLC	$11.6
HKA	0.1
HM Dunn Co Inc	1.0
Individual FoodService	4.2
iNova Pharmaceuticals (Australia) Pty Limited	2.2
Insight Global LLC	21.1
Insight Global LLC	26.8
International Flavors & Fragrances Inc	4.9
J S Held LLC	17.4
J S Held LLC	6.8
Karman Space Inc	0.3
Laboratoires Vivacy SAS	0.7
Lakefield Veterinary Group	32.8
Lakeview Farms Inc	2.8
Lazer Logistics Inc	1.9
Lazer Logistics Inc	2.4
Lexitas Inc	6.1
Lipari Foods LLC	15.0
Lloyd's Register Quality Assurance Ltd	5.7
Magna Legal Services LLC	2.2
Magna Legal Services LLC	0.6
Med-Metrix	14.2
Med-Metrix	7.8
Motion Recruitment Partners LLC	59.6
Net Documents	2.3
New Era Technology Inc	4.6
Novotech Pty Ltd	5.6
Oxford Global Resources LLC	8.0
Oxford Global Resources LLC	5.7
PartsSource Inc	2.7
PartsSource Inc	22.7
Radwell International LLC/PA	5.5
Revere Superior Holdings Inc	3.2
Rise Baking Company	5.2
RSC Insurance Brokerage Inc	7.6
SAMBA Safety Inc	1.2
SavATree LLC	3.4
SavATree LLC	6.3
Source Code LLC	0.9
Spins LLC	16.5
Spins LLC	7.9
Spotless Brands LLC	18.4
Summit Interconnect Inc	9.4
Sweeping Corp of America Inc	1.5
Time Manufacturing Co	14.7
Trescal SA	5.0
Version1 Software Ltd	1.1
VetCor Professional Practices LLC	6.6
Wealth Enhancement Group LLC	1.8
Wealth Enhancement Group LLC	2.1

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Woolpert Inc	$3.7
Worldwise Inc	15.5
Worldwise Inc	14.2
Worldwise Inc	12.5
Zendesk Inc	6.0
Zendesk Inc	14.4
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.0
Subordinated Debt

Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	4.9
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Jet Edge International LLC, Term Loan	0.7

Total	$976.1
Unfunded Asset Based Finance/Other commitments	$623.7
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of June 30, 2023, the Company’s debt commitments are comprised of $523.3 revolving credit facilities and $452.8 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(16.6). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of June 30, 2023, $17 of such letters of credit have been issued.
As of June 30, 2023, the Company also has an unfunded commitment to provide $560.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2023 and December 31, 2022.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2023 and the year ended December 31, 2022:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$24.89	$27.17
Results of operations(2)
Net investment income (loss)	1.63	3.05
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.42)	(2.74)
Net increase (decrease) in net assets resulting from operations	1.21	0.31
Stockholder distributions(3)
Distributions from net investment income	(1.45)	(2.66)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(1.45)	(2.66)
Capital share transactions
Repurchases of common stock(4)	0.04	0.07
Net increase (decrease) in net assets resulting from capital share transactions	0.04	0.07
Net asset value, end of period	$24.69	$24.89
Per share market value, end of period	$19.18	$17.50
Shares outstanding, end of period	280,066,433	281,731,750
Total return based on net asset value(5)	5.02%	1.40%
Total return based on market value(6)	18.15%	(4.61)%
Ratio/Supplemental Data:
Net assets, end of period	$6,915	$7,012
Ratio of net investment income to average net assets(7)	12.97%	11.42%
Ratio of total operating expenses to average net assets(7)	13.02%	10.96%
Ratio of net operating expenses to average net assets(7)	13.02%	10.17%
Portfolio turnover(8)	4.17%	28.61%
Total amount of senior securities outstanding, exclusive of treasury securities	$8,190	$8,731
Asset coverage per unit(9)	1.84	1.80
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
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2023 are annualized. Annualized ratios for the six months ended June 30, 2023 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2023. The following is a schedule of supplemental ratios for the six months ended June 30, 2023 and year ended December 31, 2022:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
	(Unaudited)
Ratio of net subordinated income incentive fees to average net assets	2.63%	1.31%
Ratio of interest expense to average net assets	6.57%	4.82%
Ratio of excise taxes to average net assets	—	0.25%
(8)Portfolio turnover for the six months ended June 30, 2023 is not annualized.
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
Forward-Looking Statements
Some of the statements in this quarterly report on Form 10-Q constitute forward-looking statements because they relate to future events or our future performance or financial condition. The forward-looking statements contained in this quarterly report on Form 10-Q may include statements as to:
•our future operating results;
•our business prospects and the prospects of the companies in which we may invest, including our and their ability to achieve our respective objectives as a result of the COVID-19 pandemic;
•the impact of the investments that we expect to make;
•the ability of our portfolio companies to achieve their objectives;
•our current and expected financings and investments;
•receiving and maintaining corporate credit ratings and changes in the general interest rate environment;
•the elevated levels of inflation, and its impact on our portfolio companies and on the industries in which we invest;
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
•general economic, political and industry trends and other external factors, including the COVID-19 pandemic and related disruptions caused thereby;
•our use of financial leverage;
•the ability of the Advisor to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Advisor or its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a RIC and as a BDC;
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and
•the tax status of the enterprises in which we may invest.
Words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statements. Factors that could cause actual results to differ materially include changes relating to those set forth above and the following, among others:
•changes in the economy;

•geo-political risks;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics;
•future changes in laws or regulations and conditions in our operating areas; and
•the price at which shares of our common stock may trade on the New York Stock Exchange, or NYSE.
    We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act.
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
We are externally managed by the Advisor pursuant to an investment advisory agreement and supervised by our board of directors, a majority of whom are independent.
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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2023 and for the Year Ended December 31, 2022
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2023.:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2023	June 30, 2023
Purchases	$363	$633
Sales and Repayments	(845)	(1,231)
Net Portfolio Activity	$(482)	$(598)

	For the Three Months Ended				For the Six Months Ended
	June 30, 2023				June 30, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$303	83%	$(827)	98%	$526	83%	$(1,049)	85%
Senior Secured Loans—Second Lien	—	—	(1)	0%	—	—	(6)	1%
Other Senior Secured Debt	20	6%	—	—	20	3%	—	—
Subordinated Debt	—	—	—	—	8	2%	—	—
Asset Based Finance	37	10%	(16)	2%	66	10%	(163)	13%
Credit Opportunities Partners JV, LLC	—	—	—	—	—	—	—	—
Equity/Other(1)	3	1%	(1)	0%	13	2%	(13)	1%
Total	$363	100%	$(845)	100%	$633	100%	$(1,231)	100%

(1) Equity/Other includes investments in preferred equity investments. During the three and six months ended June 30, 2023, purchases of preferred equity investments were $4 and $4, respectively, and sales and repayments of preferred equity investments were $0 and $0, respectively.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	(Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,128	$8,782	59.5%	$9,607	$9,278	60.3%
Senior Secured Loans—Second Lien	1,263	1,170	7.9%	1,299	1,194	7.8%
Other Senior Secured Debt	173	129	0.9%	152	110	0.7%
Subordinated Debt	277	288	1.9%	384	265	1.7%
Asset Based Finance	1,939	1,779	12.0%	2,024	1,903	12.4%
Credit Opportunities Partners JV, LLC	1,572	1,381	9.4%	1,572	1,428	9.3%
Equity/Other(2)	1,191	1,235	8.4%	1,276	1,199	7.8%
Total	$15,543	$14,764	100.0%	$16,314	$15,377	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2) As of June 30, 2023, Equity/Other included $893 of preferred equity investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Number of Portfolio Companies	195	197
% Variable Rate Debt Investments (based on fair value)(1)(2)	68.9%	69.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.9%	8.6%
% Other Income Producing Investments (based on fair value)(3)	15.1%	15.0%
% Non-Income Producing Investments (based on fair value)(2)	4.6%	4.4%
% of Investments on Non-Accrual (based on fair value)	2.5%	2.4%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	12.7%	12.0%
Weighted Average Annual Yield on All Debt Investments(5)	11.8%	11.2%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2023.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2023.
For the six months ended June 30, 2023, our total return based on net asset value was 5.02% and our total return based on market value was 18.15%. For the year ended December 31, 2022, our total return based on net asset value was 1.40% and our total return based on market value was (4.61)%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.
Direct Originations
The following table presents certain selected information regarding our Direct Originations as of June 30, 2023 and December 31, 2022:

Characteristics of All Direct Originations held in Portfolio	June 30, 2023	December 31, 2022
Number of Portfolio Companies	185	183
% of Investments on Non-Accrual (based on fair value)	2.4%	2.4%
Total Cost of Direct Originations	$14,872.8	$15,654.2
Total Fair Value of Direct Originations	$14,222.8	$14,885.5
% of Total Investments, at Fair Value	96.3%	96.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)	12.7%	12.0%
Weighted Average Annual Yield on All Debt Investments(2)	11.9%	11.2%
_____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2023.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2023.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2023 and December 31, 2022:

	June 30, 2023
	(Unaudited)		December 31, 2022
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$6	0.0%	$25	0.2%
Capital Goods	2,241	15.2%	2,366	15.4%
Commercial & Professional Services	1,713	11.6%	1,670	10.9%
Consumer Discretionary Distribution & Retail	254	1.7%	282	1.8%
Consumer Durables & Apparel	268	1.8%	235	1.5%
Consumer Services	206	1.4%	189	1.2%
Consumer Staples Distribution & Retail	109	0.7%	103	0.7%
Credit Opportunities Partners JV, LLC	1,381	9.4%	1,428	9.3%
Energy	218	1.5%	272	1.8%
Equity Real Estate Investment Trusts (REITs)	300	2.0%	336	2.2%
Financial Services	799	5.4%	844	5.5%
Food, Beverage & Tobacco	218	1.5%	226	1.4%
Health Care Equipment & Services	1,813	12.3%	1,963	12.8%
Household & Personal Products	196	1.3%	242	1.6%
Insurance	846	5.7%	974	6.3%
Materials	228	1.6%	197	1.3%
Media & Entertainment	721	4.9%	695	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	261	1.8%	231	1.5%
Real Estate Management & Development	102	0.7%	156	1.0%
Software & Services	2,524	17.1%	2,591	16.8%
Technology Hardware & Equipment	3	0.0%	1	0.0%
Telecommunication Services	73	0.5%	76	0.5%
Transportation	284	1.9%	275	1.8%
Total	$14,764	100.0%	$15,377	100.0%
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2023 and December 31, 2022:

	June 30, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$10,465	71%	$11,565	75%
2	3,434	23%	2,899	19%
3	319	2%	452	3%
4	546	4%	461	3%
Total	$14,764	100%	$15,377	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2023 and June 30, 2022
Revenues
Our investment income for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$320	69.3%	$247	65.2%	$647	70.5%	$508	65.6%
Paid-in-kind interest income	56	12.1%	40	10.6%	98	10.7%	83	10.7%
Fee income	6	1.3%	13	3.4%	11	1.2%	42	5.4%
Dividend income	80	17.3%	79	20.8%	162	17.6%	142	18.3%
Total investment income(1)	$462	100.0%	$379	100.0%	$918	100.0%	$775	100.0%
___________
(1)Such revenues represent $392 and $320 of cash income earned as well as $70 and $59 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2023 and 2022, respectively, and represent $791 and $652 of cash income earned as well as $127 and $123 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest income during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 can be primarily attributed to the rising interest rate environment.
The decrease in fee income for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 can primarily be attributed to reduced structuring and repayment activity during the three and six months ended June 30, 2023.
The increase in dividend income during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 can primarily be attributed to the increase in dividends paid in respect to our investment in Credit Opportunities Partners JV, LLC.
Expenses
Our operating expenses for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Management fees	$56	$63	$114	$125
Subordinated income incentive fees	47	37	93	77
Administrative services expenses	4	4	7	8
Accounting and administrative fees	1	1	2	2
Interest expense	118	83	232	160
Other expenses	7	3	12	10
Total operating expenses	233	191	460	382
Incentive fee waiver	—	(15)	—	(30)
Net operating expenses	$233	$176	$460	$352

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Ratio of operating expenses to average net assets	3.30%	2.46%	6.51%	4.92%
Ratio of incentive fee waiver to average net assets(1)	—	(0.19)%	—	(0.39)%
Ratio of net operating expenses to average net assets	3.30%	2.27%	6.51%	4.53%
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	2.34%	1.36%	4.60%	2.66%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.96%	0.91%	1.91%	1.87%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
The increase in expenses during the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 can primarily be attributed to an increase in subordinated income incentive fees and interest expense as a result of the rising rate environment.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR and LIBOR, among other factors.
Net Investment Income
Our net investment income totaled $229 ($0.82 per share) and $203 ($0.71 per share) for the three months ended June 30, 2023 and 2022, respectively. The increase in net investment income during the three months ended June 30, 2023 compared to the three months ended June 30, 2022 can primarily be attributed to higher investment income during the three months ended June 30, 2023 as discussed above.
Our net investment income totaled $458 ($1.63 per share) and $423 ($1.49 per share) for the six months ended June 30, 2023 and 2022, respectively. The increase in net investment income during the six months ended June 30, 2023 compared to the six months ended June 30, 2022 can primarily be attributed to higher investment income during the six months ended June 30, 2023 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments(1)	$(214)	$183	$(272)	$151
Net realized gain (loss) on foreign currency forward contracts	1	2	4	7
Net realized gain (loss) on foreign currency	2	6	3	7
Total net realized gain (loss)	$(211)	$191	$(265)	$165
______________
(1)We sold investments and received principal repayments, respectively, of $631 and $214 during the three months ended June 30, 2023 and $242 and $664 during the three months ended June 30, 2022. We sold investments and received principal repayments, respectively, of $859 and $372 during the six months ended June 30, 2023 and $1,236 and $1,343 during the six months ended June 30, 2022.
Provision for Taxes on Realized Gains on Investments
We recorded a provision for taxes on realized gains with respect to one of our equity investments of $0 and $(3) during the three months ended June 30, 2023 and 2022, and $0 and $(3) during the six months ended June 30, 2023 and 2022, respectively.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$127	$(506)	$158	$(479)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	1	15	(3)	16
Net change in unrealized gain (loss) on foreign currency	(4)	27	(7)	30
Total net change in unrealized appreciation (depreciation)	$124	$(464)	$148	$(433)
The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2023 was driven primarily by depreciation on several specific assets in the portfolio, partially offset by appreciation on several assets in the portfolio. The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2022 was driven primarily by a general widening of credit spreads.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2023, the net increase in net assets resulting from operations was $142 ($0.51 per share) compared to a net decrease in net assets resulting from operations of $(73) ($(0.26) per share) during the three months ended June 30, 2022.
For the six months ended June 30, 2023, the net increase in net assets resulting from operations was $341 ($1.22 per share) compared to a net increase in net assets resulting from operations of $152 ($0.53 per share) during the six months ended June 30, 2022.

Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2023, we had $274 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $3,091 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2023, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of June 30, 2023, we had unfunded debt investments with aggregate unfunded commitments of $976.1, unfunded equity/other commitments of $623.7 and unfunded commitments of $560.2 of Credit Opportunities Partners JV, LLC. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2023, the aggregate amount outstanding of the senior securities issued by us was $8.2 billion. As of June 30, 2023, our asset coverage was 184%. See “—Financing Arrangements.”
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2023:

	As of June 30, 2023 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.15%(1)	$136	$64	November 22, 2025
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	249	51	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.65%(1)	668	82	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.70%(1)	238	62	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,806(5)	2,832(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.85% - 3.01%(1)	348	—	January 15, 2031
Total			$8,190	$3,091
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of June 30, 2023, there was $200 term loan outstanding at SOFR+1.90% and $49 revolving commitment outstanding at SOFR+2.05%.

(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €266 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.09 as of June 30, 2023 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD20 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.76 as of June 30, 2023 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £16 has been converted to U.S dollars at an exchange rate of £1.00 to $1.27 as of June 30, 2023 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD145 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.67 as of June 30, 2023 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of June 30, 2023, $17 of such letters of credit have been issued.
(7)As of June 30, 2023, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $388, $465, $445, $448, $253, $910, $341, $429 and $611, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of June 30, 2023, there were $277.5 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R and Class B-1R notes outstanding.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2023 or 2022 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.63	$179
June 30, 2022	0.68	193
Total	$1.31	$372
Fiscal 2023
March 31, 2023	$0.70	$196
June 30, 2023	0.75	210
Total	$1.45	$406
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
Contractual Obligations
We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2023 and 2022.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2023, 68.9% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.9% were debt investments paying fixed interest rates while 15.1% were other income producing investments, 4.6% consisted of non-income producing investments, and the remaining 2.5% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
Pursuant to the terms of the Ambler Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility and the CLO-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2023 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(106)	$(34)	$(72)	(6.6)%
Down 50 basis points	(53)	(17)	(36)	(3.3)%
Up 50 basis points	53	17	36	3.3%
Up 100 basis points	106	34	72	6.6%
Up 150 basis points	159	51	108	9.9%
Up 200 basis points	212	68	144	13.2%
Up 250 basis points	265	85	180	16.5%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2023, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the six months ended June 30, 2023 and 2022, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2023, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2023 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of June 30, 2023					Economic Hedging As of June 30, 2023
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2023 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	106.0	$70.6	$68.2	$6.8	A$	12.9	$8.5
British Pound Sterling		£46.2	58.7	57.0	5.7		£36.1	45.8
Canadian Dollars		$29.8	22.5	22.1	2.2		$7.6	5.7
Euros		€353.3	385.8	258.6	25.9		€34.8	38.0
Icelandic Krona	ISK	1,389.1	10.2	9.7	1.0	ISK	—	—
Swedish Krona	SEK	1,684.3	156.2	124.3	12.4	SEK	1,120.3	104.0
Total			$704.0	$539.9	$54.0			$202.0
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
As of June 30, 2023, the net contractual amount of our foreign currency forward contracts totaled $202.0, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2023, we had outstanding borrowings denominated in foreign currencies of €266, CAD20, £16 and AUD145 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on any debt securities and the rate at which we invest these funds. The recent increases in interest rates will make it more expensive to use debt to finance our investments and to refinance any financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.
We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in rising interest rate environments, payments under floating rate debt instruments generally would rise and there may be a significant number of issuers of such floating rate debt instruments that would be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.
Some investments in the portfolio utilize floating rate benchmarks such as LIBOR or SOFR. LIBOR, the London Interbank Offered Rate, was a leading floating rate benchmark used in loans, notes, derivatives and other instruments or investments. As a result of benchmark reforms, publication of most LIBOR settings has ceased. Some LIBOR settings continue to be published but only on a temporary, synthetic and non-representative basis. Regulated entities have generally ceased entering into new LIBOR contracts in connection with regulatory guidance or prohibitions. Public and private sector actors have worked to establish new or alternative reference rates to be used in place of LIBOR. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, supports replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate, or SOFR, a new index calculated by short-term repurchase agreements backed by Treasury securities.
Prohibitions and requirements with respect to floating rate benchmarks may adversely affect the value of floating-rate debt securities in our portfolio. While SOFR appears to be the preferred replacement rate for U.S. dollar LIBOR, it is not possible to predict whether SOFR will ultimately prevail in the market as the definitive replacement for LIBOR. The transition away from LIBOR and other current reference rates to alternative reference rates is complex and could have a material adverse effect on our business, financial condition and results of operations, including as a result of any changes in the pricing of our investments, changes to the documentation for certain of our investments and the pace of such changes, disputes and other actions regarding the interpretation of current and prospective loan documentation or modifications to processes and systems.
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
Our business is dependent on bank relationships and recent strain on the banking system may adversely impact us.
The financial markets recently have encountered volatility associated with concerns about the balance sheets of banks, especially small and regional banks who may have significant losses associated with investments that make it difficult to fund demands to withdraw deposits and other liquidity needs. Although the federal government has announced measures to assist these banks and protect depositors, some banks have already been impacted and others may be materially and adversely impacted. Our business is dependent on bank relationships and we are proactively monitoring the financial health of such bank relationships. Continued strain on the banking system may adversely impact our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
In November 2020, the Company’s board of directors authorized a stock repurchase program, which went into effect in September 2021, or the Share Repurchase Program. Under the Share Repurchase Program originally approved by the Company's board of directors, the Company was permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. On September 15, 2022, the program expired and was terminated pursuant to the terms of the program. On October 31, 2022, the board of directors approved a renewal of the Share Repurchase Program. The program provided for aggregate purchases of the Company’s common stock in amount up to $54, which was the aggregate amount remaining of the $100 amount originally approved by the board of directors. The timing, manner, price and amount of any share repurchases were determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The Share Repurchase Program did not require the Company to repurchase any specific number of shares and the Company did not assure stockholders that any shares would be repurchased under the program. As of June 30, 2023, the Share Repurchase Program has concluded since the aggregate repurchase amount under the program has been expended.
During the six months ended June 30, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the Share Repurchase Program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32).
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
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended June 30, 2023. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	—	$—	—	$—
May 1, 2023 through May 31, 2023	—	—	—	—
June 1, 2023 through June 30, 2023	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Share Repurchase Program and the Affiliated Purchaser Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2023, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Item 6.    Exhibits

10.1
Twelfth Amendment to Loan Financing and Servicing Agreement, dated April 27, 2023, by and among Darby Creek LLC, Deutsche Bank AG, New York Branch, as facility agent and as lender (Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 10-Q filed on May 5, 2023).

10.2
Fifth Amendment to Loan and Servicing Agreement, dated June 30, 2023, by and among Meadowbrook Run, LLC and Morgan Stanley Senior Funding, Inc., as administrative agent and as lender. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2023).

10.3	First Supplemental Indenture to Indenture dated June 25, 2019 by and between FS KKR MM CLO 1 LLC and U.S. Bank National Association, as trustee.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2023.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer