Form 10-Q
period 2023-09-30
FS KKR Capital Corp
filed 2023-11-06
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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
There were 280,066,433 shares of the registrant’s common stock outstanding as of October 31, 2023.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$11,471 and $12,566, respectively)	$11,057	$12,026
Non-controlled/affiliated investments (amortized cost—$677 and $575, respectively)	555	443
Controlled/affiliated investments (amortized cost—$3,218 and $3,173, respectively)	3,054	2,908
Total investments, at fair value (amortized cost—$15,366 and $16,314, respectively)	$14,666	$15,377
Cash	171	248
Foreign currency, at fair value (cost—$5 and $3, respectively)	5	3
Receivable for investments sold and repaid	176	212
Income receivable	317	227
Unrealized appreciation on foreign currency forward contracts	21	25
Deferred financing costs	25	23
Prepaid expenses and other assets	3	9
Total assets	$15,384	$16,124
Liabilities
Payable for investments purchased	$—	$14
Debt (net of deferred financing costs of $27 and $34, respectively)(1)	8,016	8,694
Unrealized depreciation on foreign currency forward contracts	0	1
Stockholder distributions payable	196	192
Management fees payable	56	59
Subordinated income incentive fees payable(2)	47	27
Administrative services expense payable	6	6
Interest payable	79	90
Other accrued expenses and liabilities	14	29
Total liabilities	$8,414	$9,112
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 281,731,750 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,578	9,610
Retained earnings (accumulated deficit)(4)	(2,608)	(2,598)
Total stockholders’ equity	$6,970	$7,012
Total liabilities and stockholders’ equity	$15,384	$16,124
Net asset value per share of common stock at period end	$24.89	$24.89
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

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Investment income
From non-controlled/unaffiliated investments:
Interest income	$290	$255	$886	$725
Paid-in-kind interest income	35	18	94	51
Fee income	7	23	17	63
Dividend and other income	16	9	52	34
From non-controlled/affiliated investments:
Interest income	6	8	19	25
Paid-in-kind interest income	9	12	27	37
Fee income	0	3	1	5
Dividend and other income	—	—	—	7
From controlled/affiliated investments:
Interest income	20	16	58	37
Paid-in-kind interest income	14	9	35	34
Fee income	5	—	5	—
Dividend and other income	63	58	189	168
Total investment income	465	411	1,383	1,186

Operating expenses
Management fees	56	61	170	186
Subordinated income incentive fees(1)	47	40	140	117
Administrative services expenses	3	4	10	12
Accounting and administrative fees	1	2	3	4
Interest expense(2)	117	96	349	256
Other general and administrative expenses	7	6	19	16
Total operating expenses	231	209	691	591
Incentive fee waiver(1)	—	(15)	—	(45)
Net expenses	231	194	691	546
Net investment income before taxes	234	217	692	640
Excise taxes	—	1	—	1
Net investment income	234	216	692	639

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(50)	16	(147)	167
Non-controlled/affiliated investments	(14)	51	(17)	90
Controlled/affiliated investments	(2)	(4)	(174)	(43)
Net realized gain (loss) on foreign currency forward contracts	3	2	7	9
Net realized gain (loss) on foreign currency	1	5	4	12
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	94	(283)	125	(574)
Non-controlled/affiliated investments	22	(99)	11	(140)
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations (continued)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Controlled/affiliated investments	$(37)	$(69)	$101	$(216)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	15	(3)	31
Net change in unrealized gain (loss) on foreign currency	14	23	7	53
Total net realized and unrealized gain (loss)	31	(343)	(86)	(611)
Provision for taxes on realized gains on investments	—	—	—	(3)
Net increase (decrease) in net assets resulting from operations	$265	$(127)	$606	$25

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.95	$(0.45)	$2.16	$0.09
Weighted average shares outstanding	280,066,433	283,175,526	280,347,651	283,787,605
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operations
Net investment income (loss)	$234	$216	$692	$639
Net realized gain (loss) on investments, foreign currency forward contracts, foreign currency and provision for taxes on realized gains on investments	(62)	70	(327)	232
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	79	(436)	234	(899)
Net change in unrealized gain (loss) on foreign currency	14	23	7	53
Net increase (decrease) in net assets resulting from operations	265	(127)	606	25
Stockholder distributions(2)
Distributions to stockholders	(210)	(190)	(616)	(562)
Net decrease in net assets resulting from stockholder distributions	(210)	(190)	(616)	(562)
Capital share transactions(3)
Repurchases of common stock	—	(10)	(32)	(33)
Net increase (decrease) in net assets resulting from capital share transactions	—	(10)	(32)	(33)
Total increase (decrease) in net assets	55	(327)	(42)	(570)
Net assets at beginning of period	6,915	7,487	7,012	7,730
Net assets at end of period	$6,970	$7,160	$6,970	$7,160
_______________
(1)See Note 7 for a discussion of these financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(in millions)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$606	$25
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,137)	(3,779)
Paid-in-kind interest	(116)	(89)
Proceeds from sales and repayments of investments	1,906	3,530
Net realized (gain) loss on investments	338	(214)
Net change in unrealized (appreciation) depreciation on investments	(237)	930
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	3	(31)
Accretion of discount	(43)	(69)
Amortization of deferred financing costs and discount	12	11
Unrealized (gain)/loss on borrowings in foreign currency	(11)	(81)
(Increase) decrease in receivable for investments sold and repaid	36	142
(Increase) decrease in income receivable	(90)	(12)
(Increase) decrease in prepaid expenses and other assets	6	(2)
Increase (decrease) in payable for investments purchased	(14)	55
Increase (decrease) in management fees payable	(3)	1
Increase (decrease) in subordinated income incentive fees payable	20	6
Increase (decrease) in administrative services expense payable	—	2
Increase (decrease) in interest payable	(11)	(3)
Increase (decrease) in other accrued expenses and liabilities	(15)	(11)
Net cash provided by (used in) operating activities	1,250	411
Cash flows from financing activities
Repurchases of common stock	(32)	(33)
Stockholder distributions	(612)	(548)
Borrowings under financing arrangements	1,127	2,848
Repayments of financing arrangements	(1,801)	(2,770)
Deferred financing costs paid	(7)	(19)
Net cash provided by (used in) financing activities	(1,325)	(522)
Total increase (decrease) in cash	(75)	(111)
Cash, and foreign currency at beginning of period	251	377
Cash, and foreign currency at end of period	$176	$266
Supplemental disclosure
Non-cash purchases of investments	$(89)	$(541)
Non-cash sales of investments	$89	$541
Local and excise taxes paid	$20	$13
Interest paid during the period	$348	$248

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—125.8%
3Pillar Global Inc	(v)	Software & Services	SF+600	0.8%	11/23/26		$1.3	$1.3	$1.3
3Pillar Global Inc	(i)(k)(v)	Software & Services	SF+600	0.8%	11/23/27		125.0	124.3	121.6
3Pillar Global Inc	(x)	Software & Services	SF+600	0.8%	11/23/26		7.9	7.9	7.6
48Forty Solutions LLC	(f)(k)(t)(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		181.3	179.9	173.5
48Forty Solutions LLC	(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		4.2	4.2	4.1
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+600	1.0%	11/30/26		6.4	6.4	6.1
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Financial Services	9.0%		11/18/23		84.2	61.7	28.7
Aareon AG	(v)(w)	Software & Services	E+625	0.8%	8/16/30		€28.7	30.4	29.6
Aareon AG	(w)(x)	Software & Services	E+625	0.8%	8/16/30		7.2	7.8	7.4
Accuride Corp	(aa)(k)	Capital Goods	SF+525, 1.6% PIK (1.6% Max PIK)	1.0%	5/18/26		$7.5	7.4	6.6
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/26		0.6	0.6	0.6
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/27		38.2	36.8	37.4
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/27		7.8	7.8	7.7
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF+650	1.0%	5/7/26		2.9	2.9	2.9
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	933.6	106.5	84.3
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.2	9.6
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		$13.7	13.6	13.6
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		20.6	20.6	20.4
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF+550	0.7%	8/2/28		4.7	4.7	4.6
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		12.8	12.8	12.7
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+550	0.7%	8/2/28		18.1	18.1	17.9
Alacrity Solutions Group LLC	(v)	Insurance	SF+525	0.8%	12/22/27		5.9	5.8	5.8
Alacrity Solutions Group LLC	(m)	Insurance	SF+525	0.8%	12/22/28		11.9	11.8	11.7
Alacrity Solutions Group LLC	(x)	Insurance	SF+525	0.8%	12/22/27		4.9	4.9	4.8
Alera Group Intermediate Holdings Inc	(m)	Insurance	SF+600	0.8%	10/2/28		9.1	9.1	9.1
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+600	0.8%	10/2/28		22.4	22.4	22.2
American Vision Partners	(v)	Health Care Equipment & Services	SF+575	0.8%	9/30/26		2.8	2.8	2.7
American Vision Partners	(i)(v)	Health Care Equipment & Services	SF+575	0.8%	9/30/27		91.6	91.2	88.9
American Vision Partners	(x)	Health Care Equipment & Services	SF+575	0.8%	9/30/26		5.0	5.0	4.8
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		78.8	78.5	76.5
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		8.4	8.4	8.2
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		37.4	37.4	36.3
Apex Group Limited	(aa)(m)(w)	Financial Services	SF+375	0.5%	7/27/28		2.5	2.4	2.5
Apex Group Limited	(aa)(v)(w)	Financial Services	E+400	0.0%	7/27/28		€2.0	2.3	2.1
Arcfield Acquisition Corp	(i)(t)	Capital Goods	SF+625	0.8%	3/10/28		$40.1	39.8	40.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Arcfield Acquisition Corp	(v)	Capital Goods	SF+625	0.8%	9/30/28	$38.4	$38.4	$38.4
Arcfield Acquisition Corp	(x)	Capital Goods	SF+625	0.8%	3/10/27	7.1	7.1	7.1
Arcfield Acquisition Corp	(x)	Capital Goods	SF+625	0.8%	9/30/28	3.5	3.5	3.5
Arcos LLC/VA	(m)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28	12.4	12.2	11.4
Arcos LLC/VA	(x)	Software & Services	SF+625	1.0%	4/20/27	4.5	4.5	4.1
Ardonagh Group Ltd	(v)(w)	Insurance	SA+700	0.8%	7/14/26	£0.8	1.0	1.0
Ardonagh Group Ltd	(v)(w)	Insurance	E+700	1.0%	7/14/26	€19.0	19.3	20.0
Ardonagh Group Ltd	(v)(w)	Insurance	SF+675	0.8%	7/14/26	$9.9	9.4	9.8
Ardonagh Group Ltd	(w)(x)	Insurance	SF+675	0.8%	7/14/26	9.9	9.9	9.8
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+750	1.0%	9/1/26	66.0	66.0	66.0
ATX Networks Corp	(ad)(w)(x)	Capital Goods	SF+750	1.0%	9/1/26	63.0	63.0	63.0
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	SF+575	1.0%	12/3/27	34.5	34.0	34.5
AxiomSL Ltd	(x)	Software & Services	SF+575	1.0%	12/3/25	2.5	2.5	2.5
Barbri Inc	(f)(k)(m)(t)(v)	Consumer Services	SF+575	0.8%	4/28/28	90.8	87.4	88.8
Barbri Inc	(k)(v)	Consumer Services	SF+575	0.8%	4/28/28	40.1	39.8	39.2
Bausch Health Cos Inc	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	70.0	70.0	70.0
Bausch Health Cos Inc	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28	50.0	50.0	50.0
BDO USA PA	(v)	Commercial & Professional Services	SF+600	2.0%	7/30/28	28.4	27.9	27.9
Belk Inc	(aa)(ac)(v)	Consumer Discretionary Distribution & Retail	P+650	2.0%	7/31/25	21.9	21.8	18.9
Belk Inc	(aa)(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	71.3	37.6	13.7
BGB Group LLC	(f)(i)(k)(m)(t)	Media & Entertainment	SF+575	1.0%	8/16/27	110.3	109.5	107.6
BGB Group LLC	(x)	Media & Entertainment	SF+575	1.0%	8/16/27	19.9	19.9	19.5
Bowery Farming Inc	(v)(y)(z)	Food, Beverage & Tobacco	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	4/30/26	65.0	61.7	13.3
Caldic BV	(aa)(m)(w)	Consumer Discretionary Distribution & Retail	SF+375	0.5%	2/26/29	1.4	1.4	1.4
Caldic BV	(aa)(v)(w)	Consumer Discretionary Distribution & Retail	E+350	0.0%	2/26/29	€0.8	0.9	0.9
Careismatic Brands Inc	(v)	Health Care Equipment & Services	SF+675	1.0%	3/9/25	$15.0	15.0	15.0
Careismatic Brands Inc	(x)	Health Care Equipment & Services	SF+675	1.0%	3/9/25	15.0	15.0	15.0
CFC Underwriting Ltd	(w)(x)	Insurance	SA+500, 0.0% PIK (2.8% Max PIK)	0.0%	5/16/29	£4.7	5.7	5.8
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+575	0.8%	12/1/27	$0.2	0.2	0.2
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28	19.4	19.4	19.6
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF+575	0.8%	12/1/27	0.8	0.8	0.8
Civica Group Ltd	(v)(w)	Software & Services	SA+625, 0.0% PIK (2.1% Max PIK)	0.0%	6/30/30	£17.7	21.8	21.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Civica Group Ltd	(v)(w)	Software & Services	B+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	A$	1.0	$0.6	$0.6
Civica Group Ltd	(w)(x)	Software & Services	SA+625, 0.0% PIK (2.1% Max PIK)	0.0%	6/30/30		£7.5	9.6	8.9
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26		$226.1	221.4	224.4
Clarience Technologies LLC	(x)	Capital Goods	SF+625	1.0%	12/13/24		25.4	25.4	25.3
Community Brands Inc	(v)	Software & Services	SF+550	0.8%	2/24/28		32.5	32.0	31.8
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28		3.9	3.8	3.8
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28		1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+775	1.0%	9/27/25		15.1	14.9	15.1
Corsearch Intermediate Inc	(m)(v)	Software & Services	SF+550	1.0%	4/19/28		30.1	28.7	29.9
Covis Finco Sarl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		19.6	19.6	19.6
Covis Finco Sarl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	1.8	1.4	1.4
Covis Finco Sarl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$0.4	0.4	0.4
Covis Finco Sarl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	2.2	1.6	1.7
CSafe Global	(v)	Capital Goods	SF+625	0.8%	12/23/26		$10.1	10.1	10.1
CSafe Global	(f)(k)(m)(t)(v)	Capital Goods	SF+625	1.0%	12/23/27		102.3	97.7	102.0
CSafe Global	(i)(v)	Capital Goods	SF+625	1.0%	12/23/27		83.1	83.1	82.8
CSafe Global	(v)	Capital Goods	SF+625	1.0%	12/23/27		£26.9	35.7	32.8
CSafe Global	(m)(v)	Capital Goods	SF+625	1.0%	8/13/28		$11.7	11.7	11.7
CSafe Global	(x)	Capital Goods	SF+625	0.8%	12/23/26		24.7	24.7	24.7
Dental Care Alliance Inc	(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28		111.2	108.5	109.6
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28		€23.1	22.6	24.1
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28		2.4	2.3	2.4
Element Materials Technology Group US Holdings Inc	(aa)(m)(w)	Commercial & Professional Services	SF+425	0.5%	6/22/29		$1.4	1.4	1.4
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29		€0.3	0.4	0.4
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508	0.8%	12/20/28		$19.6	19.3	19.3
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508, 0.0% PIK (2.3% Max PIK)	0.8%	12/20/28		65.1	64.1	64.1
Envirotainer Ltd	(w)(x)	Transportation	E+575, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29		€2.7	2.7	2.7
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28		$1.4	1.4	1.4
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		1.6	1.6	1.6
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28		1.0	1.0	1.0
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		3.1	3.1	3.0
Follett Software Co	(f)(k)(t)	Software & Services	SF+575	0.8%	8/31/28		73.1	72.6	72.6
Follett Software Co	(x)	Software & Services	SF+575	0.8%	8/31/27		9.9	9.9	9.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	$80.0	$77.1	$80.0
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+600	0.8%	10/29/28	54.4	53.7	53.5
Foundation Risk Partners Corp	(x)	Insurance	SF+600	0.8%	10/29/27	7.0	6.9	6.9
Fruits Bidco	(v)(w)	Food, Beverage & Tobacco	E+575	0.0%	8/9/30	€7.4	7.8	7.6
Fruits Bidco	(v)(w)	Food, Beverage & Tobacco	SF+575	0.5%	8/9/30	$33.0	32.1	32.3
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+575	1.0%	10/24/23	7.5	7.5	7.5
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	87.4	87.4	86.2
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26	18.3	18.2	17.9
Galway Partners Holdings LLC	(k)(m)(t)(v)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	86.7	85.4	85.7
Galway Partners Holdings LLC	(x)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.8	11.8
General Datatech LP	(f)(k)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27	133.4	132.4	129.4
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/9/29	106.4	105.6	106.0
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	9.3
Gracent LLC	(ad)(v)	Health Care Equipment & Services	SF+1,200 PIK (SF+1,200 Max PIK)	1.0%	2/28/27	27.4	23.8	23.6
Greystone Equity Member Corp	(v)(w)	Financial Services	SF+725	3.8%	4/1/26	194.8	186.8	192.8
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/24	8.6	8.5	8.6
Heniff Transportation Systems LLC	(f)(k)(m)	Transportation	SF+575	1.0%	12/3/26	81.3	76.5	80.9
Heniff Transportation Systems LLC	(v)	Transportation	SF+625	1.0%	12/3/26	13.3	12.7	13.2
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/24	9.2	9.2	9.2
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	95.8	92.2	96.7
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+550	0.8%	11/24/28	10.3	10.2	10.2
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+525	0.8%	11/24/28	6.9	6.6	6.9
HKA	(m)(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	4.6	4.5	4.4
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600 PIK (SF+600 Max PIK)	1.0%	6/30/26	36.3	36.3	36.3
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600 PIK (SF+600 Max PIK)	1.0%	6/30/26	1.0	1.0	1.0
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF+600 PIK (SF+600 Max PIK)	1.0%	6/30/26	1.0	1.0	1.0
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/24	0.5	0.5	0.5
Individual FoodService	(s)(v)	Capital Goods	SF+625	1.0%	11/22/25	104.4	101.8	104.4
Individual FoodService	(x)	Capital Goods	SF+625	1.0%	11/22/24	4.2	4.2	4.2
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€71.2	82.1	72.0
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	17.6	20.5	17.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$22.1	$22.1	$22.5
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	3.5	2.2	2.2
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$176.8	175.5	175.8
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/27		21.1	21.1	20.8
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/28		26.8	26.8	26.5
Integrity Marketing Group LLC	(v)	Insurance	SF+602	0.8%	8/27/26		98.6	98.6	98.5
Integrity Marketing Group LLC	(x)	Insurance	SF+600	0.8%	8/27/26		2.5	2.5	2.5
Integrity Marketing Group LLC	(x)	Insurance	SF+650	1.0%	8/27/26		0.1	0.1	0.1
J S Held LLC	(f)(i)(s)(v)	Insurance	SF+550	1.0%	7/1/25		102.2	100.7	100.7
J S Held LLC	(v)	Insurance	SF+550	1.0%	7/1/25		3.4	3.3	3.3
J S Held LLC	(v)	Insurance	SF+550	1.0%	7/1/25		22.1	22.1	21.7
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25		37.2	37.2	36.8
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		10.7	10.7	10.6
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		6.7	6.7	6.6
Karman Space Inc	(v)	Capital Goods	SF+700	2.0%	12/21/25		50.1	48.4	50.1
Karman Space Inc	(v)	Capital Goods	SF+700	1.0%	12/21/25		4.0	3.8	4.0
Karman Space Inc	(v)	Capital Goods	SF+700	1.0%	12/21/25		36.4	35.9	36.4
Karman Space Inc	(x)	Capital Goods	SF+700	1.0%	12/21/25		1.5	1.5	1.5
Kellermeyer Bergensons Services LLC	(f)(i)(k)(m)(s)(t)(v)	Commercial & Professional Services	SF+600	1.0%	11/7/26		366.1	357.6	344.5
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30		€7.8	8.0	8.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30		0.6	0.7	0.6
Lakefield Veterinary Group	(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		$33.6	33.6	32.6
Lakefield Veterinary Group	(f)(i)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		80.6	80.0	78.2
Lakefield Veterinary Group	(x)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		28.5	28.5	27.6
Lakeview Farms Inc	(k)(m)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27		31.0	29.6	30.7
Lakeview Farms Inc	(m)(v)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27		37.0	37.0	36.7
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27		6.8	6.8	6.7
Lazer Logistics Inc	(v)	Transportation	SF+625	0.8%	5/4/29		0.3	0.3	0.3
Lazer Logistics Inc	(v)	Transportation	SF+625	0.8%	5/6/30		15.8	15.6	15.8
Lazer Logistics Inc	(x)	Transportation	SF+625	0.8%	5/4/29		1.7	1.7	1.7
Lazer Logistics Inc	(x)	Transportation	SF+625	0.8%	5/6/30		2.4	2.4	2.4
Lexitas Inc	(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29		2.9	2.9	2.9
Lexitas Inc	(i)(k)(m)(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29		117.1	114.4	117.6
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29		5.5	5.5	5.5
Lionbridge Technologies Inc	(f)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25		112.8	110.1	111.8
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28		100.8	99.6	101.4
Lipari Foods LLC	(x)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28		15.0	15.0	15.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lloyd’s Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+600, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	£11.3	$14.4	$13.5
Lloyd’s Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	3.7	5.7	5.6
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	$22.9	22.7	23.0
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/29	0.6	0.6	0.6
Matchesfashion Ltd	(v)(w)(y)(z)	Consumer Durables & Apparel	SF+763 PIK (SF+763 Max PIK)	0.0%	4/13/26	13.5	11.6	0.7
MB2 Dental Solutions LLC	(k)(m)(t)(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	220.8	215.0	218.6
Medallia Inc	(m)(v)	Software & Services	SF+300, 3.5% PIK (3.5% Max PIK)	0.8%	10/29/28	185.9	184.5	183.8
Medallia Inc	(v)	Software & Services	SF+300, 3.5% PIK (3.5% Max PIK)	0.8%	10/29/28	31.1	30.6	30.8
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+600	1.0%	9/15/27	66.4	66.0	66.4
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	14.2	14.2	14.2
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(m)(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	114.1	110.0	96.9
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	18.9	18.1	16.1
Misys Ltd	(v)(w)	Software & Services	SF+725	1.0%	9/13/29	14.8	14.5	14.5
Misys Ltd	(v)(w)	Software & Services	SF+725	1.0%	9/13/29	0.3	0.3	0.3
Misys Ltd	(w)(x)	Software & Services	SF+725	1.0%	9/13/29	1.2	1.2	1.2
Motion Recruitment Partners LLC	(f)(i)(v)	Commercial & Professional Services	SF+650	1.0%	12/20/25	62.1	62.1	60.6
Motion Recruitment Partners LLC	(t)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	53.0	50.4	51.7
Motion Recruitment Partners LLC	(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	4.6	4.6	4.5
NBG Home	(ad)(v)(y)	Consumer Durables & Apparel			12/31/23	10.1	10.1	10.1
NBG Home	(ad)(v)(y)(z)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	3/31/24	32.7	30.7	10.5
NBG Home	(ad)(v)(y)(z)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	44.3	38.7	—
NCI Inc	(ad)(v)	Software & Services	SF+750 PIK (SF+750 Max PIK)	1.0%	8/15/28	31.1	31.2	31.1
Net Documents	(v)	Software & Services	SF+625	1.0%	6/30/27	25.6	25.5	25.6
Net Documents	(v)	Software & Services	SF+625	1.0%	6/30/27	1.6	1.6	1.6
Net Documents	(v)	Software & Services	SF+625	1.0%	6/30/27	7.4	7.3	7.4
Net Documents	(x)	Software & Services	SF+625	1.0%	6/30/27	1.4	1.4	1.4
New Era Technology Inc	(i)(k)	Software & Services	SF+625	1.0%	10/31/26	25.3	24.5	24.9
New Era Technology Inc	(x)	Software & Services	SF+625	1.0%	10/31/26	4.7	4.6	4.6
NovaTaste Austria GmbH	(v)(w)	Food, Beverage & Tobacco	E+700	0.0%	5/30/30	€14.9	15.5	15.4
NovaTaste Austria GmbH	(w)(x)	Food, Beverage & Tobacco	E+700	0.0%	5/30/30	4.7	4.9	4.8
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	$5.7	5.6	5.6
Omnimax International Inc	(f)(i)(k)(m)(v)	Capital Goods	SF+850	1.0%	10/8/26	124.0	119.7	121.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
One Call Care Management Inc	(aa)(v)	Health Care Equipment & Services	SF+550	0.8%	4/22/27	$4.9	$4.7	$4.0
Oxford Global Resources LLC	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	94.1	93.5	95.0
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	8.0	8.0	8.1
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	7.6	7.6	7.6
Parts Town LLC	(m)(v)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28	12.0	11.9	11.8
Parts Town LLC	(v)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28	62.8	62.3	62.0
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	0.7	0.6	0.7
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	69.3	68.6	68.6
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	3.6	3.6	3.6
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	18.1	18.1	17.9
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	SF+600	1.0%	7/12/27	108.3	107.5	107.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	62.0	60.4	63.8
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	161.2	157.8	164.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+550 PIK (SF+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	34.0	33.9	34.3
PSKW LLC (dba ConnectiveRx)	(i)(k)(m)(s)(t)(v)	Health Care Equipment & Services	SF+625	1.0%	3/9/26	264.6	258.4	264.6
Pure Fishing Inc	(v)	Consumer Durables & Apparel	SF+450	0.0%	12/22/25	33.4	33.0	30.1
Radwell International LLC/PA	(v)	Capital Goods	SF+675	0.8%	4/1/28	1.4	1.4	1.4
Radwell International LLC/PA	(m)	Capital Goods	SF+653	0.8%	4/1/29	1.0	1.0	1.0
Radwell International LLC/PA	(i)(k)	Capital Goods	SF+675	0.8%	4/1/29	66.6	66.6	67.9
Radwell International LLC/PA	(x)	Capital Goods	SF+675	0.8%	4/1/28	5.5	5.5	5.5
Reliant Rehab Hospital Cincinnati LLC	(i)(k)(s)(v)	Health Care Equipment & Services	SF+625	0.0%	3/2/26	89.0	85.6	50.5
Revere Superior Holdings Inc	(m)(v)	Software & Services	SF+575	1.0%	9/30/26	33.2	32.7	33.0
Revere Superior Holdings Inc	(x)	Software & Services	SF+575	1.0%	9/30/26	3.2	3.2	3.2
Rise Baking Company	(k)(m)(v)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	28.3	27.8	28.3
Rise Baking Company	(x)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	5.3	5.2	5.3
RSC Insurance Brokerage Inc	(i)(k)(v)	Insurance	SF+550	0.8%	10/30/26	187.7	183.7	182.8
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	10/30/26	7.7	7.6	7.5
Safe-Guard Products International LLC	(f)	Financial Services	SF+550	0.5%	1/27/27	0.1	0.1	0.1
SAMBA Safety Inc	(m)	Software & Services	SF+525	1.0%	9/1/27	6.0	6.0	6.0
SAMBA Safety Inc	(v)	Software & Services	SF+525	1.0%	9/1/27	1.2	1.2	1.2
SAMBA Safety Inc	(x)	Software & Services	SF+525	1.0%	9/1/27	1.2	1.2	1.2
SavATree LLC	(v)	Consumer Services	SF+525	0.8%	10/12/28	8.2	8.1	8.1
SavATree LLC	(v)	Consumer Services	SF+525	0.8%	10/12/28	0.3	0.3	0.3
SavATree LLC	(x)	Consumer Services	SF+525	0.8%	10/12/28	1.3	1.3	1.3
SavATree LLC	(x)	Consumer Services	SF+525	0.8%	10/12/28	6.0	6.0	6.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25		$57.2	$8.9	$0.3
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF+550	1.0%	12/22/27		28.1	27.9	28.0
Solina France SASU	(m)(v)(w)	Food, Beverage & Tobacco	SF+650	0.0%	7/31/28		19.5	19.0	19.7
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	SF+550	0.8%	3/17/26		30.6	29.3	29.3
Source Code LLC	(k)(t)(v)	Software & Services	SF+650	1.0%	6/30/27		66.7	65.7	66.4
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27		67.7	65.3	67.7
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		16.5	16.5	16.5
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		7.9	7.9	7.9
Spotless Brands LLC	(v)	Consumer Services	SF+650	1.0%	7/25/28		12.4	12.2	12.4
Spotless Brands LLC	(x)	Consumer Services	SF+675	1.0%	7/25/28		18.7	18.4	18.8
Summit Interconnect Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		135.7	134.7	125.4
Sungard Availability Services Capital Inc	(v)(y)(z)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		5.4	5.1	0.4
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575	1.0%	11/30/26		71.7	70.0	66.6
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	SF+575	1.0%	11/30/26		5.6	5.5	5.2
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	SF+575	1.0%	11/30/26		0.1	0.1	0.1
TalkTalk Telecom Group Ltd	(v)(w)	Commercial & Professional Services	SA+700	1.5%	9/5/26		£31.8	40.1	38.8
TalkTalk Telecom Group Ltd	(w)(x)	Commercial & Professional Services	SA+700	1.5%	9/5/26		11.6	14.5	14.6
Tangoe LLC	(m)(s)(v)	Software & Services	SF+650	1.0%	11/28/25		$179.5	168.0	154.9
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		8.0	7.2	—
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	19.0	21.0
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components			4/4/24		38.2	40.1	4.0
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		$46.0	45.9	45.5
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		45.8	45.7	45.4
TIBCO Software Inc	(aa)(v)	Software & Services	SF+450	0.5%	3/30/29		39.7	36.5	38.3
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		45.1	44.4	42.3
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		5.3	5.3	5.0
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.6	14.4	13.5
Time Manufacturing Co	(x)	Capital Goods	SF+650	0.8%	12/1/27		$16.8	16.8	15.7
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.5	31.1
Transaction Services Group Ltd	(f)(v)(w)	Software & Services	SF+550	0.0%	10/14/26		$126.2	123.5	126.2
Trescal SA	(v)(w)	Commercial & Professional Services	E+650	0.0%	5/2/30		€7.9	8.5	8.2
Trescal SA	(v)(w)	Commercial & Professional Services	SF+650	0.5%	5/2/30		$8.6	8.4	8.4
Trescal SA	(w)(x)	Commercial & Professional Services	E+650	0.0%	5/2/30		€4.6	5.0	4.9
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF+350	0.5%	8/6/29		$1.8	1.8	1.8
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	E+325	0.0%	8/6/29		€1.4	1.6	1.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Version1 Software Ltd	(v)(w)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	£1.1	$1.3	$1.3
Version1 Software Ltd	(w)(x)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	€1.1	1.1	1.1
Version1 Software Ltd	(w)(x)	Software & Services	E+625	0.0%	7/31/30	13.7	14.8	14.0
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	$68.3	67.7	67.9
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	6.7	6.6	6.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+600	0.8%	8/31/29	8.4	8.4	8.5
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(v)	Household & Personal Products	SF+625	1.0%	9/21/26	5.3	5.3	5.2
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)(i)(k)(m)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26	117.9	113.9	115.2
Warren Resources Inc	(ad)(v)	Energy	SF+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	18.7	18.3	18.7
Wealth Enhancement Group LLC	(v)(w)	Financial Services	SF+575	1.0%	10/4/27	4.4	4.4	4.4
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+575	1.0%	10/4/27	1.8	1.8	1.8
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+575	1.0%	10/29/27	2.1	2.1	2.1
Wittur Holding GmbH	(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		12/31/28	€4.0	4.2	4.2
Wittur Holding GmbH	(w)(x)	Capital Goods	10.0% PIK (10.0% Max PIK)		12/31/28	19.6	21.5	21.4
Woolpert Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	4/5/28	$158.3	153.0	154.5
Woolpert Inc	(x)	Capital Goods	SF+600	1.0%	4/5/28	3.7	3.7	3.6
Worldwise Inc	(v)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	40.8	40.7	37.7
Worldwise Inc	(v)	Household & Personal Products	SF+675, 0.0% PIK (0.5% Max PIK)	1.0%	3/29/28	1.7	1.7	1.6
Worldwise Inc	(x)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	28.0	28.0	25.9
Worldwise Inc	(x)	Household & Personal Products	SF+675, 0.0% PIK (0.5% Max PIK)	1.0%	3/29/28	12.5	12.5	11.6
Zendesk Inc	(m)(v)	Software & Services	SF+350, 3.3% PIK (3.3% Max PIK)	0.8%	11/22/28	59.1	58.6	59.6
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	6.0	6.0	6.0
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	14.5	14.4	14.5
Total Senior Secured Loans—First Lien							9,978.2	9,646.7
Unfunded Loan Commitments							(877.8)	(877.8)
Net Senior Secured Loans—First Lien							9,100.4	8,768.9

Senior Secured Loans—Second Lien—15.7%
Apex Group Limited	(v)(w)	Financial Services	SF+675	0.5%	7/27/29	55.0	54.1	53.5
Belk Inc	(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	10.0% PIK (10.0% Max PIK)		7/31/25	30.4	4.2	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Caldic BV	(v)(w)	Consumer Discretionary Distribution & Retail	SF+725	0.5%	2/25/30	$40.0	$39.0	$38.8
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/26	13.6	13.0	9.5
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.4	43.2
Ellucian Inc	(v)	Software & Services	SF+800	1.0%	10/9/28	179.2	171.8	181.0
Miami Beach Medical Group LLC	(v)(y)	Health Care Equipment & Services			6/14/28	5.4	3.6	1.6
OEConnection LLC	(v)	Software & Services	SF+700	0.5%	9/25/27	76.1	75.8	75.1
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	175.0	166.9	175.3
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	129.8	124.6	128.7
Quoizel LLC (fka NBG Home)	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/11/27	6.3	6.3	6.3
Quoizel LLC (fka NBG Home)	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/19/27	6.6	6.6	6.6
Solera LLC	(v)	Software & Services	SF+925	1.0%	6/4/29	335.9	321.8	335.9
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	4.1	3.2
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.0	2.5
Wittur Holding GmbH	(v)(w)(y)(z)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	10/4/27	113.9	122.5	37.9
Total Senior Secured Loans—Second Lien							1,159.7	1,099.1
Unfunded Loan Commitments							(3.0)	(3.0)
Net Senior Secured Loans—Second Lien							1,156.7	1,096.1

Other Senior Secured Debt—1.8%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/29/23	$61.9	2.7	0.9
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.8	76.0
One Call Care Management Inc	(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	26.7	25.1	19.6
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	1.0	0.9	0.9
TIBCO Software Inc	(aa)(v)	Software & Services	9.0%		9/30/29	25.0	19.7	21.8
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	9.2
Total Other Senior Secured Debt							133.4	128.4

Subordinated Debt—4.3%
Aareon AG	(w)(x)	Software & Services	E+1,025 PIK (E+1,025 Max PIK)	0.8%	8/8/31	€4.4	4.8	4.6
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	$1.0	1.0	1.0
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	$32.9	19.2	32.9
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	74.9	73.7	70.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Encora Digital LLC	(v)	Commercial & Professional Services	9.8% PIK (9.8% Max PIK)		12/13/29	$24.9	$24.4	$23.7
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	10.4	8.9	9.7
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	41.9	32.0	35.2
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.2	61.5
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	66.1	64.5	63.4
Total Subordinated Debt							289.7	302.4
Unfunded Debt Commitments							(4.8)	(4.8)
Net Subordinated Debt							284.9	297.6

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—25.0%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				8,516,891	$14.0	$—
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$58.9	57.1	54.6
Abacus JV, Private Equity	(v)(w)	Insurance				47,045,141	46.1	48.6
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Financial Services				2,778,491	3.2	3.4
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				128,878,615	129.9	133.2
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF+1,000	0.0%	1/12/30	$4.9	4.9	4.9
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF+1,000	0.0%	1/12/30	$4.9	4.9	4.9
Australis Maritime II, Private Equity	(ad)(v)(w)(y)	Transportation				9,514,877	9.5	9.9
Australis Maritime, Common Stock	(v)(w)	Transportation				40,309,332	40.0	40.2
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				35,392,504	35.4	35.6
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services				444,962,569	49.9	39.3
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	22.0%	0.0%	11/8/27	$11.3	11.3	11.3
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components				54,407	—	—
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26	5,000,000	5.0	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF+900	1.0%	11/3/25	$125.0	120.6	125.9
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF+900	1.0%	11/3/25	$12.0	12.0	12.1
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF+900	1.0%	11/3/25	$36.1	36.1	36.3
Capital Automotive LP, Private Equity	(v)(w)	Equity Real Estate Investment Trusts (REITs)				21,415,859	23.5	30.9
Capital Automotive LP, Structured Mezzanine	(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28	$41.5	40.8	41.5
Drive Revel, Private Equity	(v)(w)(y)	Financial Services				1,853,796	2.0	2.0
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$483.6	309.4	235.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$18.0	$14.9	$18.0
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$13.2	10.7	13.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$1.5	1.2	1.5
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				4,295,211	5.0	5.1
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				7,326,568	7.3	7.3
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				26,891,751	26.9	27.1
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				4,471,509	4.4	4.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0% PIK (11.0% Max PIK)		3/20/30	$11.1	11.1	11.1
Jet Edge International LLC, Structured Mezzanine	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$49.9	49.9	50.9
Jet Edge International LLC, Structured Mezzanine	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	0.7	0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			$99.7	98.9	99.7
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods				48,431,521	48.4	50.0
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26	$39.1	39.1	15.9
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				89,453,083	89.5	98.1
KKR Residential Opportunities I LLC, Private Equity	(v)	Real Estate Management & Development				10,510,932	10.5	13.0
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Financial Services				10,618,892	10.6	8.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	21.5
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				81,136,364	81.1	79.6
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services	2.1%		1/25/27	$8.3	2.5	2.3
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate Management & Development	10.0%		4/1/26	$56.9	56.9	53.4
PayPal Europe Sarl et Cie SCA, Private Equity	(v)(w)(y)	Financial Services				1,883,473	2.1	2.0
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	7.3	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$55.5	53.8	30.3
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Financial Services				220,778,388	236.5	247.3
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.3	2.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Financial Services				23,500,000	$23.5	$24.3
SunPower Financial, Private Equity	(v)(w)(y)	Financial Services				3,690,938	3.7	3.7
Synovus Financial Corp, Private Equity	(v)(w)	Banks				9,658,318	9.7	9.7
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services	8.0%			£6.8	8.1	8.3
TDC LLP, Private Equity	(ad)(v)(w)(y)	Financial Services				1,576,060	2.0	1.9
Total Asset Based Finance							1,967.3	1,781.2
Unfunded commitments							(41.7)	(41.7)
Net Asset Based Finance							1,925.6	1,739.5

Credit Opportunities Partners JV, LLC —20.1%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC				$1,637.3	1,571.7	1,403.2
Credit Opportunities Partners JV, LLC							1,571.7	1,403.2

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.7%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.7
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	4.9
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	48.5
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	2.0
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	11.8
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF+950 PIK (SF+950 Max PIK)	1.0%	4/30/31	15,000,000	14.1	13.2
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(p)(y)	Energy				866,071	19.4	24.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.8
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493	262.2	248.7
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	5.0
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	9.0
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				5,578	9.9	39.0
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				6,822,559	5.6	13.4
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	161,828	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	0.0	6.1
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	3.6
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	$0.7	$—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.7	33.5
Fox Head Inc, Common Stock	(j)(v)	Consumer Durables & Apparel				10,000,000	2.9	—
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.7
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel				228,806	35.4	0.4
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel	15.9% PIK (15.9% Max PIK)			2,068,400	4.0	5.1
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel				7,701,195	2.8	1.0
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services				250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services				1,000	8.2	6.6
Gracent LLC, Preferred Stock A	(ad)(n)(y)	Health Care Equipment & Services				500	8.0	—
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services				745	—	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	5.9
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	24.3
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.1
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	2.4
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	6.3% PIK (12.5% Max PIK)		2/15/28	15,279	213.9	148.2
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,942,724	8.0	7.6
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	5.6
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	84.5	128.9
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	3.6
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%		73,683,516	69.6	69.3
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	19.3
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	0.0	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(v)(y)	Health Care Equipment & Services				34,872	2.1	1.8
One Call Care Management Inc, Preferred Stock A	(v)(y)	Health Care Equipment & Services				371,992	22.8	18.2
One Call Care Management Inc, Preferred Stock B	(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				589,656	0.6	0.3
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	8.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	124.8
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	$33.5	$4.6
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quoizel LLC (fka NBG Home), Common Stock	(ad)(v)(y)	Consumer Durables & Apparel				4,563	8.3	8.3
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				920,188	0.9	1.5
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	0.7	1.0
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.8
Sorenson Communications LLC, Common Stock	(j)(u)(v)	Telecommunication Services				42,731	7.1	—
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.0
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		110,804,060	105.9	116.3
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				683,240,044	7.2	10.5
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	1.9
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	14.4
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	—
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				43,974	2.1	—
Worldwise Inc, Preferred Equity	(v)	Household & Personal Products	20.0% PIK (20.0% Max PIK)			830,617	0.3	1.2
Total Equity/Other							1,193.1	1,232.4
TOTAL INVESTMENTS—210.4%							$15,365.8	14,666.1
LIABILITIES IN EXCESS OF OTHER ASSETS—(110.4%)								(7,696.1)
NET ASSETS—100.0%								$6,970.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2023	Unrealized Appreciation (Depreciation)
AUD	10/21/2024	JP Morgan Chase Bank	A$	8.3	Sold	$5.2	$5.4	$(0.2)
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.2	Sold	1.5	1.4	0.1
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.3	Sold	1.5	1.5	0.0
CAD	11/18/2024	JP Morgan Chase Bank	C$	1.1	Sold	0.8	0.8	0.0
GBP	10/13/2023	JP Morgan Chase Bank	£	6.2	Sold	8.5	7.6	0.9
GBP	11/25/2024	JP Morgan Chase Bank	£	1.4	Sold	1.7	1.7	0.0
GBP	11/25/2024	JP Morgan Chase Bank	£	3.4	Sold	4.1	4.2	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.7	Sold	2.1	2.1	0.0
GBP	11/25/2024	JP Morgan Chase Bank	£	5.0	Sold	6.0	6.1	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.9	Sold	2.3	2.4	(0.1)
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	16.5	0.1
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.3	4.3	0.0
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0	Sold	60.1	46.5	13.6
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5	Sold	4.1	3.2	0.9
SEK	5/10/2024	JP Morgan Chase Bank	SEK	250.0	Sold	26.4	23.2	3.2
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3	Sold	13.3	11.2	2.1
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8	Sold	3.1	2.6	0.5
SEK	4/14/2027	JP Morgan Chase Bank	SEK	167.0	Sold	16.4	15.9	0.5
Total						$178.0	$156.6	$21.4

_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2023, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.66%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 3.95%, Canadian Dollar Offer Rate, or CDOR or “C”, was 5.51%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.19%, the Reykjavik Interbank Offered Rate, or REIBOR or “R”, was 9.96%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 4.06%, the Sterling Interbank Offered Rate, or SONIA or “SA”, was 5.19%, the Secured Overnight Financing Rate, or SOFR or “SF”, was 5.40% and the U.S. Prime Lending Rate, or Prime or “P”, was 8.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
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
As of September 30, 2023
(in millions, except share amounts)

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
(w)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2023, 73.8% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of September 30, 2023.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of September 30, 2023:
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$53.1	$6.0	$(26.3)	$(0.2)	$1.3	$33.9	$3.6	$0.3	$0.4	$—
Affordable Care Inc	—	4.7	—	—	(0.3)	4.4	0.1	—	—	—
Belk Inc	8.8	0.1	(5.7)	0.7	9.8	13.7	0.2	—	—	—
Belk Inc	19.4	—	—	—	(0.5)	18.9	2.2	—	—	—
Constellis Holdings LLC	15.0	0.5	—	—	(0.4)	15.1	1.8	—	0.1	—
Galaxy Universal LLC	—	7.5	—	—	—	7.5	0.6	—	0.5	—
Galaxy Universal LLC	—	88.1	(0.7)	—	(1.2)	86.2	7.1	—	—	—
Galaxy Universal LLC	—	21.4	(3.2)	—	(0.3)	17.9	1.4	—	—	—
Sungard Availability Services Capital Inc(4)	0.5	—	(5.8)	—	5.3	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	2.0	—	(2.0)	—	—	—	—	—	0.1	—
ThermaSys Corp	8.6	—	(5.1)	(3.2)	(0.3)	—	—	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	3.3	—	—	—	(3.3)	—	—	—	—	—
Constellis Holdings LLC	13.5	0.2	—	—	(4.2)	9.5	1.8	—	0.1	—
Sungard Availability Services Capital Inc(4)	—	—	—	(13.5)	13.5	—	—	—	—	—
Asset Based Finance
Home Partners JV 2, Structured Mezzanine	10.2	0.9	—	—	—	11.1	—	0.8	—	—
Home Partners JV 2, Private Equity	0.2	—	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	5.0	—	—	—	(1.0)	4.0	—	—	—	—
Equity/Other
Affordable Care Inc, Preferred Stock	49.9	—	—	—	(1.4)	48.5	—	4.1	—	—
athenahealth Inc, Preferred Stock	231.2	—	—	—	17.5	248.7	—	21.8	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	4.8	—	(4.3)	0.8	12.1	13.4	—	—	—	—
Constellis Holdings LLC, Private Equity	6.3	—	—	—	(6.3)	—	—	—	—	—
Fronton BV, Common Stock	1.0	—	—	—	0.7	1.7	—	—	—	—
Galaxy Universal LLC, Common Stock	—	35.4	—	—	(35.0)	0.4	—	—	—	—
Galaxy Universal LLC, Trade Claim	—	4.6	(1.8)	—	(1.8)	1.0	—	—	—	—
Galaxy Universal LLC, Preferred Stock	—	4.0	—	—	1.1	5.1	—	0.1	—	—
Proserv Acquisition LLC, Class A Common Units	1.1	—	—	—	3.5	4.6	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	(0.2)	(1.5)	1.7	—	—	—	—	—
Total	$443.4	$173.4	$(55.1)	$(16.9)	$10.5	$555.3	$18.8	$27.1	$1.2	$—
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
As of September 30, 2023
(in millions, except share amounts)

(2)Gross reductions include decreases in the cost basis of investments resulting from principal collections related to investment repayments or sales, the exchange of one or more existing securities for one or more new securities and the movement of an existing portfolio company out of this category into a different category.
(3)Interest, PIK, fee and dividend income presented for the full nine months ended September 30, 2023.
(4)The Company held this investment as of September 30, 2023 but it was not deemed to be an “affiliated person” of the portfolio company as of September 30, 2023.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the nine months ended September 30, 2023, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of September 30, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	$3.9	$—	$(40.1)	$—	$36.2	$—	$—	$—	$—	$—
ATX Networks Corp	40.6	27.8	(2.4)	—	—	66.0	5.3	—	3.8	—
Gracent LLC	—	51.1	(23.1)	(4.2)	(0.2)	23.6	0.7	1.1	—	—
HM Dunn Co Inc	35.6	1.2	(0.5)	—	—	36.3	2.1	1.1	—	—
HM Dunn Co Inc	—	1.0	—	—	—	1.0	—	—	—	—
NBG Home	—	21.6	(14.4)	2.9	—	10.1	0.6	0.8	1.0	—
NBG Home	—	30.7	—	—	(20.2)	10.5	0.7	0.1	—	—
NBG Home	—	69.9	(30.4)	(0.8)	(38.7)	—	—	—	—	—
NCI Inc	28.1	2.3	0.2	—	0.5	31.1	—	2.3	—	—
Production Resource Group LLC	152.5	14.8	(0.9)	—	(2.0)	164.4	17.2	6.3	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	68.1	2.7	(5.7)	0.1	(1.4)	63.8	5.8	1.5	—	—
Production Resource Group LLC	31.3	4.1	(1.1)	—	—	34.3	2.7	0.8	—	—
Warren Resources Inc(4)	18.6	0.5	—	—	(0.4)	18.7	2.4	0.1	—	—
Senior Secured Loans—Second Lien
Quoizel LLC (fka NBG Home)	—	6.3	—	—	—	6.3	0.1	0.1	—	—
Quoizel LLC (fka NBG Home)	—	6.6	—	—	—	6.6	0.1	0.1	—	—
Other Senior Secured Debt
JW Aluminum Co	78.1	0.1	—	—	(2.2)	76.0	6.0	—	—	—
Subordinated Debt
ATX Networks Corp	21.9	10.8	—	—	0.2	32.9	—	2.5	—	—
Hilding Anders	—	—	—	(99.4)	99.4	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	(0.3)	—	—	—
Hilding Anders	—	—	—	(26.9)	26.9	—	(0.1)	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	58.9	0.1	—	—	(4.4)	54.6	3.7	1.3	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
801 5th Ave, Seattle, Private Equity	$6.3	$—	$—	$—	$(6.3)	$—	$—	$—	$—	$—
Avenue One PropCo, Private Equity	31.0	5.3	—	—	(0.7)	35.6	—	—	—	—
Avida Holding AB, Common Stock	42.6	5.3	—	—	(8.6)	39.3	—	—	—	—
Kilter Finance, Preferred Stock	99.5	0.3	—	—	(0.1)	99.7	8.2	—	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	44.4	4.6	(0.6)	—	1.6	50.0	—	—	—	1.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	4.3	9.9	(3.6)	—	(2.2)	8.4	—	—	—	—
My Community Homes PropCo 2, Private Equity	79.0	—	(3.2)	—	3.8	79.6	—	—	—	—
Prime St LLC, Private Equity	—	—	(0.1)	—	0.1	—	—	—	—	—
Prime St LLC, Structured Mezzanine	43.5	0.1	—	—	(13.3)	30.3	2.2	2.5	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	261.2	0.1	—	—	(14.0)	247.3	—	—	—	13.1
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,428.3	—	—	—	(25.1)	1,403.2	—	—	—	175.0
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	(30.7)	30.7	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	29.2	8.2	—	—	1.6	39.0	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	5.0	—	—	—	—	5.0	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	9.0	—	—	—	—	9.0	—	—	—	—
Australis Maritime II, Private Equity	—	9.5	—	—	0.4	9.9	—	—	—	—
Gracent LLC, Preferred Stock A	—	8.0	—	—	(8.0)	—	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	—	8.2	—	—	(1.6)	6.6	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	(0.1)	0.1	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	(15.0)	15.0	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	16.9	—	—	—	7.4	24.3	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.4	—	—	—	—	2.4	—	—	—	—
JW Aluminum Co, Preferred Stock	112.5	13.8	—	—	21.9	148.2	—	14.0	—	—
Quoizel LLC (fka NBG Home), Common Stock	—	8.3	—	—	—	8.3	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
NCI Inc, Class C Common Stock	$20.2	$—	$—	$—	$(0.9)	$19.3	$—	$—	$—	$—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	105.7	—	—	—	19.1	124.8	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quorum Health Corp, Trade Claim	—	0.7	—	—	0.3	1.0	—	—	—	—
Quorum Health Corp, Trade Claim	—	0.2	—	—	—	0.2	—	—	—	—
Quorum Health Corp, Private Equity	—	0.9	—	—	0.6	1.5	—	—	—	—
TDC LLP, Preferred Equity	—	8.1	—	—	0.2	8.3	0.3	—	—	—
TDC LLP, Preferred Equity	—	2.0	—	—	(0.1)	1.9	—	—	—	—
Warren Resources Inc, Common Stock	29.2	—	—	—	(14.8)	14.4	—	—	—	—
Total	$2,908.4	$345.1	$(125.9)	$(174.1)	$100.8	$3,054.3	$57.7	$34.6	$4.8	$189.2
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
(3)Interest, PIK, fee and dividend income presented for the full nine months ended September 30, 2023.
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€88.8	$102.1	$91.3
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$25.6	25.7	26.0
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	3.5	2.2	2.2
Insight Global LLC	(v)	Commercial & Professional Services	L+600	0.8%	9/22/27		$8.4	8.4	8.2
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28		203.3	201.5	197.0
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27		12.6	12.6	12.2
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/28		26.8	26.8	26.0
Integrity Marketing Group LLC	(v)	Insurance	L+602	0.8%	8/27/25		124.4	124.4	122.4
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25		103.0	101.0	101.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		8.9	8.7	8.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		22.2	22.2	22.0
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25		24.8	24.8	24.6
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25		5.2	5.2	5.2
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		19.2	19.2	19.0
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26		181.8	174.1	181.3
Karman Space Inc	(m)(v)	Capital Goods	L+700	1.0%	12/21/25		51.1	48.9	49.7
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25		4.5	4.3	4.4
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25		37.1	36.6	36.1
Karman Space Inc	(x)	Capital Goods	L+700	1.0%	12/21/25		1.0	1.0	0.9
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+600	1.0%	11/7/26		268.9	259.5	244.6
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+600	1.0%	11/7/26		84.6	84.1	77.0
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+600	1.0%	11/7/26		15.4	15.3	14.0
Lakefield Veterinary Group	(f)(i)(v)	Health Care Equipment & Services	L+550	0.8%	11/23/28		108.3	107.6	103.8
Lakefield Veterinary Group	(x)	Health Care Equipment & Services	L+550	0.8%	11/23/28		35.2	35.2	33.7
Lakeview Farms Inc	(l)(m)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		31.2	29.6	30.2
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		4.5	4.5	4.3
Lakeview Farms Inc	(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		45.0	45.0	43.6
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		10.8	10.8	10.5
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		2.3	2.3	2.2
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29		133.1	130.2	131.1
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29		8.4	8.4	8.3
Lionbridge Technologies Inc	(f)(k)(m)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25		122.7	119.0	123.4
Lipari Foods LLC	(f)(i)(v)	Food & Staples Retailing	SF+650	1.0%	10/31/28		96.0	94.6	94.9
Lipari Foods LLC	(x)	Food & Staples Retailing	SF+650	1.0%	10/31/28		27.3	27.3	27.0
Lloyd’s Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+575, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28		£5.7	7.4	6.7
Lloyd’s Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+575, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28		9.3	12.6	12.3
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29		$18.5	18.2	18.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28		2.2	2.2	2.1
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/29		5.2	5.2	5.1
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity		Principal Amount(c)	Amortized Cost	Fair Value(d)
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	$18.9	$21.4
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(ad)(v)(w)(y)	Automobiles & Components					36.7	40.1	3.9
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		$9.7	8.3	8.6
ThreeSixty Group	(f)(m)(v)	Retailing	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		46.1	46.1	45.1
ThreeSixty Group	(m)(v)	Retailing	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		45.9	45.9	44.8
TIBCO Software Inc	(aa)(v)	Software & Services	SF+450	0.5%	3/30/29		39.9	36.4	35.7
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.4	44.5	42.7
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		7.3	7.3	6.9
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.7	14.4	13.8
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		$14.8	14.8	13.9
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.2	32.1
Transaction Services Group Ltd	(f)(v)(w)	Software & Services	L+550	0.0%	10/14/26		$126.2	122.9	123.5
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	L+375	0.5%	8/6/29		1.8	1.8	1.7
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	E+375	0.0%	8/6/29		€1.4	1.6	1.4
Version1 Software Ltd	(w)(x)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		2.4	2.4	2.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		$82.3	81.5	80.9
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		1.8	1.7	1.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		11.0	10.9	10.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		4.9	4.9	4.8
Warren Resources Inc	(ad)(v)	Energy	SF+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24		18.6	17.8	18.6
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	SF+600	1.0%	10/4/27		31.1	31.0	30.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/4/27		3.3	3.3	3.2
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/29/27		2.1	2.1	2.0
Woolpert Inc	(f)(k)(l)(m)(t)	Capital Goods	L+600	1.0%	4/5/28		91.0	85.1	88.6
Woolpert Inc	(v)	Capital Goods	L+600	1.0%	4/5/28		68.5	68.5	66.7
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28		3.7	3.7	3.6
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		26.3	26.3	24.4
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		20.0	19.8	18.5
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28		7.4	7.4	6.8
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28		15.5	15.5	14.4
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28		6.8	6.8	6.3
Zendesk Inc	(v)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28		58.1	57.5	57.5
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28		14.5	14.4	14.4
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28		6.0	6.0	5.9
Total Senior Secured Loans—First Lien								10,515.6	10,186.5
Unfunded Loan Commitments								(908.1)	(908.1)
Net Senior Secured Loans—First Lien								9,607.5	9,278.4

Senior Secured Loans—Second Lien—17.0%
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+1,600 PIK (L+1,600 Max PIK)	1.0%	3/16/27	$13.5	$10.5	$3.4
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26	23.6	21.8	23.0
Apex Group Limited	(v)(w)	Diversified Financials	L+675	0.5%	7/27/29	55.0	54.0	51.7
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	28.2	4.2	3.3
Caldic BV	(v)(w)	Retailing	SF+725	0.5%	2/25/30	40.0	39.0	38.2
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/25	13.5	12.8	13.5
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29	44.8	42.2	40.6
Ellucian Inc	(v)	Software & Services	L+800	1.0%	10/9/28	179.2	170.9	177.5
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25	16.3	15.6	12.3
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	35.8	28.2	—
OEConnection LLC	(f)(v)	Software & Services	SF+700	0.5%	9/25/27	76.1	75.7	73.6
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	166.2	174.7
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	130.4	124.8	128.8
Pure Fishing Inc	(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	100.0	95.3	56.1
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	297.3	307.7
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	15.1	13.5	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	4.0	3.6
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.1	2.8
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	9/23/27	€113.4	122.5	86.1
Total Senior Secured Loans—Second Lien							1,302.3	1,197.6
Unfunded Loan Commitments							(3.1)	(3.1)
Net Senior Secured Loans—Second Lien							1,299.2	1,194.5

Other Senior Secured Debt—1.6%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/29/23	$59.0	42.3	0.9
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.7	78.1
One Call Care Management Inc	(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	25.6	23.9	20.9
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	1.0	0.8	0.8
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	9.1
Total Other Senior Secured Debt							151.9	109.8

Subordinated Debt—3.8%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	1.0	1.0	0.9
ATX Networks Corp	(ab)(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	21.9	8.4	21.9
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	67.9	66.5	64.6
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29	23.8	23.2	22.6
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€135.2	26.9	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	152.6	99.4	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				$9.9	$8.9	$9.3
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				40.3	32.0	34.1
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+725	0.5%	1/31/30	62.9	61.1	58.2
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+900, 0.0% PIK (9.0% Max PIK)	0.5%	1/31/31	58.2	56.5	53.4
Total Subordinated Debt							383.9	265.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—27.1%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate				8,516,891	$14.0	$6.3
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$58.9	57.0	58.9
Abacus JV, Private Equity	(v)(w)	Insurance				49,223,047	48.2	53.3
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				3,869,291	4.5	3.4
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				140,212,883	141.1	162.1
Australis Maritime, Common Stock	(v)(w)	Transportation				48,936,056	47.6	49.3
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Real Estate				30,064,353	30.1	31.0
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials				405,023,756	44.6	42.6
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Diversified Financials	SF+393	0.0%	11/8/27	$11.3	11.3	11.3
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components				54,407	—	—
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$16.2	16.2	16.1
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$6.8	6.8	6.8
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26	5,000,000	5.0	5.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	119.3	125.3
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.0	12.0	12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$36.1	36.1	36.1
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	27.0
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$42.4	41.7	42.4
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$453.1	309.4	232.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$28.0	21.2	28.0
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$20.5	15.1	20.5
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$2.4	1.7	2.4
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				7,391,109	8.6	8.2
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				10,356,657	10.4	10.9
Global Lending Services LLC, Private Equity	(v)(w)(y)	Diversified Financials				9,963,808	10.0	10.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				4,471,509	4.4	5.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				168,710	0.2	0.2
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	$—	$—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	—	—
Gracent LLC, NP-1 Common Stock	(n)(y)	Health Care Equipment & Services				1,000,000	4.2	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	5.2
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	16.9
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.0
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	2.4
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	6.3% PIK (12.5% Max PIK)		2/15/28	15,279	200.1	112.5
Lipari Foods LLC, Common Stock	(v)(y)	Food & Staples Retailing				7,936,123	8.0	8.0
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	4.9
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	84.6	160.9
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	2.9
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	—
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)	0.0%		65,200,765	61.1	61.1
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.4	—
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	20.2
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(v)(y)	Health Care Equipment & Services				34,872	2.1	1.9
One Call Care Management Inc, Preferred Stock A	(v)(y)	Health Care Equipment & Services				371,992	22.8	20.5
One Call Care Management Inc, Preferred Stock B	(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				646,309	0.6	0.6
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	10.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	105.7
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	1.1
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
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
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 4.77%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.13%, Canadian Dollar Offer Rate, or CDOR “C”, was 4.94%, the Bank Bill Swap Bid Rate, or BBSY or “B”, was 3.32%, the Reykjavik Interbank Offered Rate, or REIBOR or “R”, was 6.55%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 2.70%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.43%, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.59%, and the U.S. Prime Lending Rate, or Prime or “P”, was 7.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Fairway Group Holdings Corp	$0.7	$—	$—	$(1.0)	$0.3	$—	$—	$—	$—	$—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Micronics Filtration Holdings Inc	51.0	5.7	(51.7)	—	(5.0)	—	0.2	0.3	—	—
Petroplex Acidizing Inc	9.7	—	(16.7)	(5.3)	12.3	—	—	—	—	—
Sorenson Communications LLC(4)	60.1	—	(56.9)	—	(3.2)	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	6.0	0.1	—	—	(5.6)	0.5	—	—	—	—
Sungard Availability Services Capital Inc(4)	—	4.5	(2.5)	—	—	2.0	0.3	0.2	0.3	—
ThermaSys Corp	3.5	—	—	—	5.1	8.6	—	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	6.7	—	—	—	(3.4)	3.3	—	—	—	—
Constellis Holdings LLC	12.0	0.3	—	—	1.2	13.5	2.0	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	8.3	—	(0.2)	—	(8.1)	—	—	—	—	—
Subordinated Debt
athenahealth Inc	—	5.5	(4.7)	(0.8)	—	—	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	90.4	7.9	(98.1)	4.6	(4.8)	—	0.3	7.5	—	—
Home Partners JV, Private Equity	9.4	—	(11.8)	6.4	(4.0)	—	—	—	—	0.7
Home Partners JV, Common Stock	80.6	—	(101.0)	53.4	(33.0)	—	—	—	—	4.3
Home Partners JV 2, Structured Mezzanine	3.5	6.7	—	0.1	(0.1)	10.2	—	0.7	—	—
Home Partners JV 2, Private Equity	0.1	0.1	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	1.6	2.9	—	—	0.5	5.0	—	—	—	—
Jet Edge International LLC, Preferred Stock	16.8	—	(30.1)	9.2	4.1	—	0.7	—	—	—
Jet Edge International LLC, Warrant	4.5	—	(13.5)	13.5	(4.5)	—	—	—	—	1.5
Jet Edge International LLC, Term Loan	75.6	—	(75.9)	—	0.3	—	11.6	2.3	3.3	—
Orchard Marine Limited, Class B Common Stock	—	—	—	(3.1)	3.1	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	64.6	0.1	(66.0)	3.9	(2.6)	—	—	—	—	—
Equity/Other
Affordable Care Inc, Common Stock	52.1	—	—	—	(2.2)	49.9	—	5.5	—	—
athenahealth Inc, Preferred Stock	—	311.3	(47.5)	(1.6)	(31.0)	231.2	—	29.0	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	7.7	—	—	—	(2.9)	4.8	—	—	—	—
Constellis Holdings LLC, Private Equity	0.2	—	—	—	6.1	6.3	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.4	—	—	—	(0.4)	1.0	—	—	—	—
Micronics Filtration Holdings Inc, Common Stock	—	—	(0.1)	(0.5)	0.6	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	0.1	—	—	(0.6)	0.5	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	0.4	—	(0.4)	0.2	(0.2)	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	$11.9	$—	$(11.9)	$11.9	$(11.9)	$—	$—	$—	$—	$—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	6.2	—	(6.2)	6.2	(6.2)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	—	—	(4.9)	4.9	—	—	—	—	—
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	0.1	0.1	—	—	0.9	1.1	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.3	—	—	—	0.2	9.5	—	—	—	—
Sorenson Communications LLC, Common Stock(4)	67.5	—	(65.4)	22.9	(25.0)	—	—	—	—	—
Sungard Availability Services Capital Inc, Common Stock(4)	—	—	—	(6.9)	6.9	—	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Total	$859.0	$373.5	$(741.3)	$83.6	$(131.4)	$443.4	$28.2	$48.2	$5.6	$6.5
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend Income(3)
Production Resource Group LLC	$64.4	$3.7	$(0.6)	$—	$0.6	$68.1	$6.4	$2.0	$—	$—
Production Resource Group LLC	20.2	11.1	(0.3)	—	0.3	31.3	—	0.9	—	—
Warren Resources Inc	18.7	0.6	(0.2)	—	(0.5)	18.6	2.5	0.2	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	—	—	—	(39.1)	39.1	—	—	—	—	—
Other Senior Secured Debt
JW Aluminum Co	81.0	0.2	—	—	(3.1)	78.1	8.0	—	—	—
One Call Care Management Inc(5)	23.5	—	(21.6)	—	(1.9)	—	—	—	—	—
Subordinated Debt
ATX Networks Corp	7.1	3.6	—	—	11.2	21.9	1.6	1.5	—	—
Hilding Anders	46.6	—	—	—	(46.6)	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	0.3	—	—	—
Hilding Anders	—	—	—	—	—	—	0.1	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	57.2	1.9	—	—	(0.2)	58.9	4.7	1.7	—	—
801 5th Ave, Seattle, Private Equity	23.1	—	(0.1)	—	(16.7)	6.3	—	—	—	—
Avenue One PropCo, Private Equity	—	46.3	(16.2)	—	0.9	31.0	—	—	—	—
Avida Holding AB, Common Stock	52.3	—	—	—	(9.7)	42.6	—	—	—	—
Kilter Finance, Preferred Stock	36.1	87.3	(24.0)	0.7	(0.6)	99.5	7.4	1.9	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	—	44.4	—	—		44.4	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	1.4	2.9	—	—	—	4.3	—	—	—	1.3
My Community Homes SFR PropCo 2, Private Equity	33.0	157.0	(105.7)	—	(5.3)	79.0	—	—	—	—
Prime St LLC, Private Equity	9.1	—	(0.3)	—	(8.8)	—	—	—	—	—
Prime St LLC, Structured Mezzanine	52.4	3.3	—	—	(12.2)	43.5	3.2	3.1	—	—
Toorak Capital Funding LLC, Membership Interest	1.7	—	(1.7)	(0.2)	0.2	—	—	—	—	0.3
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	199.3	78.3	—	—	(16.4)	261.2	—	—	—	18.8
Roemanu LLC (FKA Toorak Capital Partners LLC), Structured Mezzanine	22.0	32.0	(54.0)	—	—	—	—	0.6	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.2	175.0	—	—	(142.9)	1,428.3	—	—	—	208.3
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	1.7	—	—	27.5	29.2	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	5.0	—	—	—	5.0	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	4.0	—	—	5.0	9.0	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2023. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2022 included in the Company’s annual report on Form 10-K for the year ended December 31, 2022. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The December 31, 2022 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2022. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2022 and the audited consolidated financial statements as of and for the year ended December 31, 2022 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2023.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the nine months ended September 30, 2023 and 2022, the Company recognized $13 and $29, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
	Shares	Amount	Shares	Amount
Share Repurchase Program	(1,665,317)	$(32)	(1,565,083)	$(33)
Net Proceeds from Share Transactions	(1,665,317)	$(32)	(1,565,083)	$(33)
During the nine months ended September 30, 2023, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 2,321,026 shares of common stock in the open market at an average price per share of $18.75 (totaling $44) pursuant to the DRP, and distributed such shares to participants in the DRP. During the nine months ended September 30, 2022, the administrator for the DRP purchased 1,816,180 shares of common stock in the open market at an average price per share of $21.67 (totaling $39) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from October 1, 2023 to October 31, 2023, the administrator for the DRP purchased 755,539 shares of common stock in the open market at an average price per share of $19.20 (totaling $15) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
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
During the nine months ended September 30, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32). During the nine months ended September 30, 2022, the Company repurchased 1,565,083 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $21.12 (totaling $33). The program has concluded since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

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
On June 16, 2021, the Company completed its acquisition, or the 2021 Merger, of FSKR pursuant to that certain Agreement and Plan of Merger, or the 2020 Merger Agreement, dated as of November 23, 2020, by and among the Company, FSKR, Rocky Merger Sub, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Advisor. In connection with the entry into the investment advisory agreement, the Advisor agreed to waive income incentive fees in the amount of $15 per quarter for the first six full fiscal quarters of operations following the closing of the 2021 Merger, commencing on July 1, 2021, for a total waiver of $90. The fee waiver expired on December 31, 2022. In addition, the Advisor has agreed to exclude from the calculation of the subordinated incentive fee on income and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the acquired FSKR investments determined in accordance with Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues as a result of the 2021 Merger.
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
The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2023 and 2022:

			Three Months Ended		Nine Months Ended
Related Party			September 30,		September 30,
	Source Agreement	Description	2023	2022	2023	2022
The Advisor	Investment advisory agreement	Base Management Fee(1)	$56	$61	$170	$186
The Advisor	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$47	$25	$140	$72
The Advisor	Administration agreement	Administrative Services Expenses(3)	$3	$4	$10	$12
________________
(1)During the nine months ended September 30, 2023 and 2022, $173 and $185 in base management fees were paid to the Advisor. As of September 30, 2023, $56 in base management fees were payable to the Advisor.
(2)During the nine months ended September 30, 2022, the amount shown is net of waivers of $45. During the nine months ended September 30, 2023 and 2022, $120 and $66, respectively, of subordinated incentive fees on income were paid to the Advisor. As of September 30, 2023, subordinated incentive fees on income of $47 were payable to the Advisor.
(3)During the nine months ended September 30, 2023 and 2022, $8 and $10, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Advisor and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.5 for the nine months ended September 30, 2023. The Company paid $10 and $10, respectively, in administrative services expenses to the Advisor during the nine months ended September 30, 2023 and 2022.
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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser, including FS Specialty Lending Fund (formerly known as FS Energy and Power Fund) and any future BDCs that are advised by its former investment adviser or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Advisor, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated January 5, 2021, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Advisor or KKR Credit, with certain affiliates of the Advisor.
Affiliated Purchaser Program
As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company’s common stock. In September 2021 and December 2021, that investment vehicle

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the purchase of shares of the Company’s common stock pursuant to the terms and conditions of such plan. In September 2022 and August 2023, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the sale of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.63	$179
June 30, 2022	0.68	193
September 30, 2022	0.67	190
Total	$1.98	$562
Fiscal 2023
March 31, 2023	$0.70	$196
June 30, 2023	0.75	210
September 30, 2023	0.75	210
Total	$2.20	$616
On November 2, 2023, the Company’s board of directors declared a regular quarterly cash distribution of $0.70 per share, which will be paid on or about January 3, 2024 to stockholders of record as of the close of business on December 13, 2023. Additionally, the Company's board of directors has declared special distributions totaling $0.10 per share to be paid in two equal installments by the second calendar quarter of 2024. The first of these two $0.05 per share special distributions will be paid on or about February 28, 2024 to stockholders of record as of the close of business on February 14, 2024. The second $0.05 per share special distribution will be paid on or about May 29, 2024 to stockholders of record as of the close of business on May 15, 2024. In addition, the Company’s board of directors previously declared special distributions totaling $0.15 per share to be paid in three equal installments by the end of 2023. The first of those $0.05 per share special distributions was paid on May 31, 2023 to stockholders of record as of the close of business on May 17, 2023. The second $0.05 per share special distribution was paid on August 30, 2023 to stockholders of record as of the close of business on August 16, 2023. The third $0.05 per share special distribution will be paid on or about November 29, 2023 to stockholders of record as of the close of business on November 15, 2023. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023		2022
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	616	100%	562	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$616	100%	$562	100%
________________
(1)During the nine months ended September 30, 2023 and 2022, 85.7% and 84.8%, respectively, of the Company’s gross investment income was attributable to cash income earned, 3.0% and 4.9%, respectively, was attributable to non-cash accretion of discount and 11.3% and 10.3%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2023, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,059. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of September 30, 2023 and December 31, 2022, the Company’s gross unrealized appreciation on a tax basis was $1,183 and $1,349, respectively. As of September 30, 2023 and December 31, 2022, the Company’s gross unrealized depreciation on a tax basis was $2,226 and $2,364, respectively.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $16,480 and $17,159 as of September 30, 2023 and December 31, 2022, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,814) and $(1,782) as of September 30, 2023 and December 31, 2022, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of September 30, 2023, the Company had a deferred tax liability of $18 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $66 resulting from net operating losses, capital losses, and interest expense limitation carryforwards of the Company’s wholly-owned taxable subsidiaries and unrealized depreciation on investments held by the Company’s wholly-owned taxable subsidiaries. As of September 30, 2023, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses and capital losses, therefore the deferred tax asset was offset by a valuation allowance of $50.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,100	$8,769	59.8%	$9,607	$9,278	60.3%
Senior Secured Loans—Second Lien	1,157	1,096	7.5%	1,299	1,194	7.8%
Other Senior Secured Debt	133	128	0.9%	152	110	0.7%
Subordinated Debt	285	298	2.0%	384	265	1.7%
Asset Based Finance	1,926	1,740	11.8%	2,024	1,903	12.4%
Credit Opportunities Partners JV, LLC	1,572	1,403	9.6%	1,572	1,428	9.3%
Equity/Other	1,193	1,232	8.4%	1,276	1,199	7.8%
Total	$15,366	$14,666	100.0%	$16,314	$15,377	100.0%
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
As of September 30, 2023, the Company held investments in twenty-one portfolio companies of which it is deemed to “control.” As of September 30, 2023, the Company held investments in ten portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of September 30, 2023 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $926.2, unfunded equity/other commitments of $695.3 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV. As of December 31, 2022, the Company had unfunded debt investments with aggregate unfunded commitments of $952.4, unfunded equity commitments of $475.3 and unfunded commitments of $560.2 to COPJV. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2023 and the Company’s audited consolidated schedule of investments as of December 31, 2022.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(Unaudited)		December 31, 2022
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$25	0.2%
Banks	10	0.1%	—	—
Capital Goods	2,241	15.3%	2,366	15.4%
Commercial & Professional Services	1,761	12.0%	1,670	10.9%
Consumer Discretionary Distribution & Retail	238	1.6%	282	1.8%
Consumer Durables & Apparel	191	1.3%	235	1.5%
Consumer Services	206	1.4%	189	1.2%
Consumer Staples Distribution & Retail	109	0.7%	103	0.7%
Credit Opportunities Partners JV, LLC	1,403	9.6%	1,428	9.3%
Energy	211	1.4%	272	1.8%
Equity Real Estate Investment Trusts (REITs)	288	2.0%	336	2.2%
Financial Services	816	5.6%	844	5.5%
Food, Beverage & Tobacco	200	1.4%	226	1.4%
Health Care Equipment & Services	1,774	12.1%	1,963	12.8%
Household & Personal Products	166	1.1%	242	1.6%
Insurance	829	5.6%	974	6.3%
Materials	227	1.5%	197	1.3%
Media & Entertainment	716	4.9%	695	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	293	2.0%	231	1.5%
Real Estate Management & Development	97	0.7%	156	1.0%
Software & Services	2,589	17.7%	2,591	16.8%
Technology Hardware & Equipment	3	0.0%	1	0.0%
Telecommunication Services	74	0.5%	76	0.5%
Transportation	220	1.5%	275	1.8%
Total	$14,666	100.0%	$15,377	100.0%
____________
(1)S&P Dow Jones recently updated the Global Industry Classification Standard (GICS) structure. As a result, certain investments categorization as of December 31, 2022 have been updated to reflect their new classification in the above table, for comparability purposes.

Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,440 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
(both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of June 28, 2022, the Company and SCRS increased their commitment by $440, of which $385 was committed by the Company. As of September 30, 2023, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
COPJV was in compliance with all covenants required by its financing arrangements as of September 30, 2023 and December 31, 2022.
During the nine months ended September 30, 2023, the Company sold investments with a cost of $411.3 for proceeds of $410.7 to COPJV and recognized a net realized gain (loss) of $(0.6) in connection with the transactions. As of September 30, 2023, $157.7 of these sales to COPJV are included in the Company’s receivable for investments sold in the consolidated statements of assets and liabilities.
Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023 (Unaudited)	December 31, 2022
Total debt investments(1)	$3,066.7	$3,363.8
Weighted average annual yield on accruing debt investments(2)	11.6%	11.0%
Number of portfolio companies in COPJV	120	122
Largest investment in a single portfolio company	$137.1	$132.4
Unfunded commitments(1)	$25.7	$3.3
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2023.

Credit Opportunities Partners JV, LLC Portfolio
As of September 30, 2023 (in millions)
(Unaudited)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—152.8%
48Forty Solutions LLC	(e)(o)	Commercial & Professional Services	SF+600	1.0%	11/30/26		$19.2	$19.1	$18.4
Accuride Corp	(h)(j)	Capital Goods	SF+525, 1.6% PIK (1.6% Max PIK)	1.0%	5/18/26	17.5		17.4	15.5
Advania Sverige AB	(e)(o)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	588.0	66.8	52.9
Advania Sverige AB	(e)(o)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,644.9	12.9	11.7
Affordable Care Inc	(e)(h)(o)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		$76.1	75.9	75.3
Alacrity Solutions Group LLC	(e)(j)(o)	Insurance	SF+525	0.8%	12/22/28	31.7		31.1	31.1
Alera Group Intermediate Holdings Inc	(e)(k)(o)	Insurance	SF+600	0.8%	10/2/28	32.0		31.7	31.9
Alstom SA	(g)(k)(p)	Transportation	SF+550, 4.5% PIK (4.5% Max PIK)	1.0%	8/29/24	6.4		5.6	2.6
American Vision Partners	(e)(k)(o)	Health Care Equipment & Services	SF+575	0.8%	9/30/27	39.9		39.2	38.7

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date		No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Amerivet Partners Management Inc	(e)(h)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		$20.6	$19.9	$20.0
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+350	0.0%	7/30/25		€1.1	1.2	1.2
Apex Group Limited	(h)	Financial Services	SF+375	0.5%	7/27/28		$4.1	4.2	4.1
Apex Group Limited	(h)	Financial Services	E+400	0.0%	7/27/28		€1.6	1.9	1.7
Arcfield Acquisition Corp	(e)(o)	Capital Goods	SF+625	0.8%	3/10/28		$8.0	7.9	8.0
Arcos LLC/VA	(e)(h)(j)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28	22.3		22.1	20.5
Ardonagh Group Ltd	(e)(h)	Insurance	SA+700	0.8%	7/14/26		£3.8	4.7	4.6
Ardonagh Group Ltd	(e)(h)	Insurance	E+700	1.0%	7/14/26		€0.5	0.6	0.5
Ardonagh Group Ltd	(e)(j)(k)(o)	Insurance	SF+575	0.8%	7/14/26		$54.8	54.4	53.4
Arrotex Australia Group Pty Ltd	(e)(h)(j)	Pharmaceuticals, Biotechnology & Life Sciences	B+675	1.0%	6/5/28	A$	70.8	45.0	44.6
athenahealth Inc	(k)	Health Care Equipment & Services	SF+325	0.5%	2/15/29		$7.1	6.4	6.9
Barbri Inc	(e)(h)	Consumer Services	SF+575	0.8%	4/28/28	46.9		46.9	45.9
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	SF+650, 0.5% PIK (0.5% Max PIK)	1.0%	7/5/24	2.1		2.1	2.1
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+650, 0.5% PIK (0.5% Max PIK)	1.0%	7/5/24	C$	13.9	10.3	10.2
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	7/5/24	1.3		1.0	1.0
Belk Inc		Consumer Discretionary Distribution & Retail	P+650	2.0%	7/31/25		$0.6	0.6	0.5
Belk Inc	(g)(p)	Consumer Discretionary Distribution & Retail	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	3.1		1.6	0.6
BGB Group LLC	(e)(h)(o)	Media & Entertainment	SF+575	1.0%	8/16/27		53.9	53.6	52.6
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25		€30.1	35.6	31.8
Bugaboo International BV	(e)(h)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25	4.9		5.4	5.2
CFC Underwriting Ltd	(e)(h)(j)	Insurance	SF+500, 0.0% PIK (2.8% Max PIK)	0.5%	5/16/29		$39.5	39.2	39.9
Cision Ltd		Software & Services	SF+375	0.0%	1/29/27		3.8	3.4	3.0
Clarience Technologies LLC	(e)(j)(k)	Capital Goods	SF+625	1.0%	12/14/26		40.7	39.9	40.4
ClubCorp Club Operations Inc	(j)(k)	Consumer Services	L+275	0.0%	9/18/24		31.7	30.1	31.3
Creation Technologies Inc	(k)	Technology Hardware & Equipment	SF+550	0.5%	10/5/28		2.3	2.1	2.2
CSafe Global	(e)(h)(k)	Capital Goods	SF+625	1.0%	12/23/27		58.9	58.8	58.7
CSafe Global	(e)(h)	Capital Goods	SF+625	1.0%	8/13/28		17.2	17.2	17.1
Cubic Corp	(h)	Software & Services	SF+425	0.8%	5/25/28		9.0	9.0	8.5
Encora Digital LLC	(e)(k)(o)	Commercial & Professional Services	SF+508, 0.0% PIK (2.3% Max PIK)	0.8%	12/20/28		23.3	22.8	22.9
Envirotainer Ltd	(e)(h)	Transportation	E+575, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29		€14.9	13.9	15.4
Envirotainer Ltd	(e)(h)	Transportation	SF+575, 0.0% PIK (3.0% Max PIK)	0.8%	7/30/29		$7.6	7.4	7.4
Excelitas Technologies Corp	(e)(k)	Technology Hardware & Equipment	E+575	0.0%	8/12/29		€4.0	4.2	4.2
Excelitas Technologies Corp	(e)(j)(k)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		$24.3	24.1	24.1
Follett Software Co	(e)(h)	Software & Services	SF+575	0.8%	8/31/28		37.2	36.9	37.0
Galaxy Universal LLC	(e)(h)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26		7.5	7.5	7.3
Galway Partners Holdings LLC	(e)(k)(o)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		36.6	36.0	36.2
General Datatech LP	(e)(h)(j)	Software & Services	SF+625	1.0%	6/18/27		36.8	35.5	35.7
Gigamon Inc	(e)(j)(k)	Software & Services	SF+575	0.8%	3/9/29		36.3	35.9	36.1

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date		No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Greystone Equity Member Corp	(e)	Financial Services	SF+725	3.8%	4/1/26		$30.2	$30.1	$29.9
HealthChannels LLC	(j)	Health Care Equipment & Services	SF+450	0.0%	4/3/25	15.3		15.2	11.4
Heniff Transportation Systems LLC	(e)(j)(k)	Transportation	SF+575	1.0%	12/3/26	27.2		26.9	27.0
Heniff Transportation Systems LLC	(e)(j)	Transportation	SF+625	1.0%	12/3/26	5.5		5.4	5.5
Hermes UK Ltd	(e)(k)	Transportation	SA+650	0.0%	11/30/27		£14.7	19.6	17.1
Higginbotham Insurance Agency Inc	(e)(h)	Insurance	SF+525	0.8%	11/24/28		$37.3	37.6	37.1
Industria Chimica Emiliana Srl	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€113.9	125.7	115.2
iNova Pharmaceuticals (Australia) Pty Limited	(e)(k)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	34.2	22.5	21.9
Insight Global LLC	(e)(h)(o)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$63.2	62.5	62.8
KBP Investments LLC	(e)(h)	Consumer Staples Distribution & Retail	SF+550, 1.0% PIK (1.0% Max PIK)	0.8%	5/26/27		23.7	23.6	22.1
Kellermeyer Bergensons Services LLC	(e)(h)(j)	Commercial & Professional Services	SF+600	1.0%	11/7/26		28.9	28.0	27.2
Lakefield Veterinary Group	(e)(o)	Health Care Equipment & Services	SF+550	0.8%	11/23/28	26.9		26.5	26.1
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27		15.4	15.3	15.3
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	SF+625	1.0%	6/10/27		7.7	7.5	7.6
Lexitas Inc	(e)(h)	Commercial & Professional Services	SF+675	1.0%	5/18/29		33.4	33.3	33.5
Lionbridge Technologies Inc	(e)(h)(j)	Media & Entertainment	SF+700	1.0%	12/29/25		24.6	24.2	24.3
Lloyd's Register Quality Assurance Ltd	(e)(h)(o)	Consumer Services	E+600, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28		€44.3	48.9	45.9
MB2 Dental Solutions LLC	(e)(h)	Health Care Equipment & Services	SF+600	1.0%	1/29/27		$32.2	31.7	31.8
Med-Metrix	(e)(o)	Software & Services	SF+600	1.0%	9/15/27		11.8	11.8	11.8
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	SF+650	1.0%	12/22/25		24.0	23.9	23.4
New Era Technology Inc	(e)(h)(j)(k)	Software & Services	SF+625	1.0%	10/31/26		33.3	32.8	32.8
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	SF+525	0.5%	1/13/28		47.7	46.6	47.2
One Call Care Management Inc	(h)	Health Care Equipment & Services	SF+550	0.8%	4/22/27		4.9	4.9	4.0
Pantherx Specialty LLC	(e)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+550	0.5%	7/16/29	15.8		14.8	15.8
Parts Town LLC	(e)(h)(k)(o)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28	49.1		48.0	48.5
Peraton Corp	(j)	Capital Goods	SF+375	0.8%	2/1/28		8.7	8.3	8.7
Plaskolite, LLC	(k)	Materials	SF+400	0.8%	12/15/25		1.1	1.1	1.1
Pretium Packaging LLC	(j)	Materials	SF+400	0.5%	10/2/28		1.6	1.6	1.0
Project Marron	(e)(j)(k)	Consumer Services	B+625	0.5%	7/2/25	A$	41.0	27.8	25.2
Project Marron	(e)(h)(j)	Consumer Services	C+625	0.5%	7/2/25	C$	51.5	39.5	36.3
Pure Fishing Inc	(e)(h)	Consumer Durables & Apparel	SF+450	0.0%	12/22/25		$9.7	9.7	8.8
Reliant Rehab Hospital Cincinnati LLC	(e)(j)(o)	Health Care Equipment & Services	SF+625	0.0%	3/2/26		28.2	27.6	16.0
Revere Superior Holdings Inc	(e)(k)	Software & Services	SF+575	1.0%	9/30/26	19.4		19.4	19.3
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	30.2		29.7	30.2
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	1.9		1.9	1.9
RSC Insurance Brokerage Inc	(e)(k)	Insurance	SF+550	0.8%	10/30/26		18.7	18.6	18.2
Safe-Guard Products International LLC	(e)(h)(j)(k)	Financial Services	SF+550	0.5%	1/27/27		71.7	72.0	71.0
SAMBA Safety Inc	(e)(h)(j)	Software & Services	SF+525	1.0%	9/1/27		26.9	26.7	26.7
SavATree LLC	(e)(j)(k)	Consumer Services	SF+525	0.8%	10/12/28		39.3	39.1	38.9
SI Group Inc	(k)	Materials	SF+475	0.0%	10/15/25		1.5	1.5	1.2
SIRVA Worldwide Inc	(h)	Commercial & Professional Services	SF+550	0.0%	8/4/25		6.7	6.5	6.1
SitusAMC Holdings Corp	(e)(j)(o)	Real Estate Management & Development	SF+550	1.0%	12/22/27		36.9	36.1	36.8

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date		No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Solina France SASU	(e)(k)	Food, Beverage & Tobacco	SF+650	0.0%	7/31/28		$20.5	$20.3	$20.7
Sorenson Communications LLC	(j)	Telecommunication Services	SF+550	0.8%	3/17/26		18.2	17.7	17.4
Summit Interconnect Inc	(e)(o)	Capital Goods	SF+600	1.0%	9/22/28		19.4	19.2	17.9
Time Manufacturing Co	(e)(h)	Capital Goods	E+650	0.8%	12/1/27		€29.0	32.3	28.8
Total Safety US Inc	(h)	Capital Goods	SF+600	1.0%	8/18/25		$10.7	9.9	10.2
Transaction Services Group Ltd	(e)(j)(k)(o)	Software & Services	B+550	0.0%	10/14/26	A$	124.10	85.4	79.7
Unifrax I LLC / Unifrax Holding Co	(k)	Capital Goods	SF+375	0.0%	12/12/25		$2.8	2.7	2.6
Varsity Brands Inc	(k)	Consumer Durables & Apparel	SF+500	1.0%	12/15/26		3.9	3.8	3.9
Version1 Software Ltd	(e)(k)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€2.5	2.5	2.6
Version1 Software Ltd	(e)(k)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£4.0	4.7	4.8
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(e)(j)(o)	Household & Personal Products	SF+625	1.0%	11/30/26		$35.6	34.8	34.8
Wealth Enhancement Group LLC	(e)(k)	Financial Services	SF+575	1.0%	10/4/27		2.9	2.9	2.9
West Corp	(h)	Commercial & Professional Services	SF+400	1.0%	4/10/27		4.8	4.7	4.6
Wittur Holding GmbH	(e)	Capital Goods	10.0% PIK (10.0% Max PIK)		12/31/28		€4.2	4.7	4.5
Wittur Holding GmbH	(e)(f)	Capital Goods	10.0% PIK (10.0% Max PIK)		12/31/28		20.9	22.8	22.8
Woolpert Inc	(e)(h)(j)	Capital Goods	SF+600	1.0%	4/5/28		$52.6	52.2	51.3
Worldwise Inc	(e)(h)(j)(k)(o)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28		57.3	54.9	52.9
Yak Access LLC	(n)	Capital Goods	SF+640	1.0%	3/10/28		0.5	0.4	0.4
Total Senior Secured Loans—First Lien								2,559.3	2,476.3
Unfunded Loan Commitments								(25.7)	(25.7)
Net Senior Secured Loans—First Lien								2,533.6	2,450.6

Senior Secured Loans—Second Lien—14.9%
Access CIG LLC	(h)	Commercial & Professional Services	SF+775	0.0%	2/27/26		2.5	2.3	2.5
Apex Group Limited	(e)(h)(o)	Financial Services	SF+675	0.5%	7/27/29		40.0	39.7	38.9
Cubic Corp	(e)(k)	Software & Services	SF+763	0.8%	5/25/29		10.0	9.7	9.6
EaglePicher Technologies LLC	(h)	Capital Goods	SF+725	0.0%	3/8/26		0.4	0.4	0.4
Element Materials Technology Group US Holdings Inc	(e)(h)	Commercial & Professional Services	SA+725	0.5%	6/24/30		£21.0	23.0	25.0
NEP Broadcasting LLC	(h)	Media & Entertainment	SF+700	0.0%	10/19/26		$6.8	6.8	5.5
OEConnection LLC	(e)(h)(j)	Software & Services	SF+700	0.5%	9/25/27		50.0	50.0	49.4
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	SF+750	0.0%	10/26/26		2.5	2.5	2.4
Peraton Corp	(e)(h)	Capital Goods	SF+775	0.8%	2/1/29		21.4	21.2	21.2
Pretium Packaging LLC	(e)(h)(j)	Materials	SF+675	0.5%	10/1/29		39.9	39.8	25.6
SIRVA Worldwide Inc	(h)(j)	Commercial & Professional Services	SF+950	0.0%	8/3/26		10.3	8.9	8.9
Valeo Foods Group Ltd	(e)(h)	Food, Beverage & Tobacco	SA+800	0.0%	9/28/29		£9.3	11.8	9.2
Wittur Holding GmbH	(e)(g)(n)(p)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	10/4/27		€121.7	132.4	40.4
Total Senior Secured Loans—Second Lien								348.5	239.0

Other Senior Secured Debt—1.2%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28		$26.7	26.2	19.6
Total Other Senior Secured Debt								26.2	19.6

Subordinated Debt—0.3%

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
athenahealth Inc		Health Care Equipment & Services	6.5%		2/15/30	$5.5	$4.8	$4.6
Total Subordinated Debt							4.8	4.6

Asset Based Finance—29.4%
Abacus JV, Private Equity	(e)	Insurance				30,011,455	30.8	31.0
Altavair AirFinance, Private Equity	(e)	Capital Goods				33,549,481	39.5	34.7
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Financial Services				1	0.0	0.8
Global Lending Services LLC, Private Equity	(e)(n)	Financial Services				1,283,788	1.3	1.5
Global Lending Services LLC, Private Equity	(e)	Financial Services				12,345,065	16.2	12.4
Kilter Finance, Preferred Stock	(e)	Insurance	12.0%			$24.0	24.0	24.0
KKR Chord IP Aggregator LP, Partnership Interest	(e)	Media & Entertainment				19,616,330	22.9	21.5
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(p)	Capital Goods				19,642,734	24.4	17.8
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+1,050	1.0%	9/30/24	$4.7	4.7	4.7
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+1,050	1.0%	9/30/24	€3.6	3.6	3.8
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+650	1.0%	9/30/24	€5.0	5.0	5.3
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+650	1.0%	9/30/24	£1.1	1.3	1.4
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+650	1.0%	9/30/24	$6.5	6.5	6.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+1,050	1.0%	9/30/24	£0.8	0.9	1.0
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	SF+750	1.5%	2/27/25	$16.7	16.7	16.7
Luxembourg Life Fund - Absolute Return Fund II, Structured Mezzanine	(e)(h)	Insurance	SF+750	0.5%	2/10/27	$23.3	23.1	22.9
My Community Homes PropCo 2, Private Equity	(e)(p)	Equity Real Estate Investment Trusts (REITs)				33,409,091	33.4	32.8
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Financial Services	0.8%		1/25/27	$30.0	9.3	8.4
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)	Equity Real Estate Investment Trusts (REITs)	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$31.2	30.3	30.0
Pretium Partners LLC P2, Private Equity	(e)	Equity Real Estate Investment Trusts (REITs)				16,772,368	16.2	17.7
Pretium Partners LLC P2, Term Loan	(e)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/16/29	$33.5	32.9	32.9
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(e)	Financial Services				40,000,000	50.2	44.8
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(e)	Real Estate Management & Development	8.0%		7/25/30	$5.7	5.7	5.6
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(e)	Real Estate Management & Development	7.3%		7/25/30	$34.5	34.1	33.9
SG Residential Mortgage Trust 2022-2, Structured Mezzanine		Real Estate Management & Development	5.4%		8/25/62	$4.6	3.8	4.0
Star Mountain Strategic Credit Income Fund IV LP, Private Equity	(e)	Financial Services				47,000,000	47	46.8
Verus Securitization Trust 2023-5, Structured Mezzanine		Real Estate Management & Development	8.1%		6/25/68	$2.4	2.1	2.2

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Verus Securitization Trust 2023-5, Structured Mezzanine		Real Estate Management & Development	8.1%		6/25/68	$3.5	$3.4	$3.4
Verus Securitization Trust 2023-INV1, Structured Mezzanine		Real Estate Management & Development	7.6%		2/25/68	$1.9	1.7	1.8
Total Asset Based Finance							491.0	470.3

Equity/Other—11.0%
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(e)(l)(p)	Energy				1,151,785	30.5	32.0
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(p)	Energy				13,556	3.6	3.8
athenahealth Inc, Preferred Stock	(e)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			50,000,000	47.6	46.5
Belk Inc, Common Stock	(e)(p)	Consumer Discretionary Distribution & Retail				381	0.0	0.0
Misys Ltd, Preferred Stock	(e)	Software & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%		28,346,207	27.9	24.0
One Call Care Management Inc, Common Stock	(e)(p)	Health Care Equipment & Services				34,873	2.2	1.8
One Call Care Management Inc, Preferred Stock A	(e)(p)	Health Care Equipment & Services				371,993	23.7	18.2
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.6	7.7
Pure Gym Ltd, Private Equity	(e)(p)	Consumer Services				30,218,000	39.4	42.8
Yak Access LLC, Common Stock	(n)(p)	Capital Goods				1,256	0.0	0.0
Yak Access LLC, Preferred Stock	(n)(p)	Capital Goods				301,310	0.0	0.0
Total Equity/Other							183.5	176.8
TOTAL INVESTMENTS—209.6%							$3,587.6	$3,360.9

Derivative Instruments—0.6%
Foreign currency forward contracts								$9.9
____________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2023, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.66%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 3.95%, Canadian Dollar Offer Rate, or CDOR or “C”, was 5.51%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.19%, the Reykjavik Interbank Offered Rate, or REIBOR or “R”, was 9.96%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 4.06%, the Sterling Overnight

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Index Average, or SONIA or “SA”, was 5.19%, the Secured Overnight Financing Rate, or SOFR or “SF”, was 5.40% and the U.S. Prime Lending Rate, or Prime or “P”, was 8.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
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
(i)Not used.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Credit Opportunities Partners JV, LLC Portfolio
As of December 31, 2022 (in millions)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Senior Secured Loans—First Lien—148.1%
48Forty Solutions LLC	(e)(o)	Commercial & Professional Services	SF+550	1.0%	11/30/26		$19.4	$19.2	$18.8
Accuride Corp	(i)(j)	Capital Goods	L+525	1.0%	11/17/23	20.8		20.4	17.7
Advania Sverige AB	(e)(o)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	588.0	66.6	54.1
Advania Sverige AB	(e)(o)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,644.9	12.8	11.2
Affordable Care Inc	(e)(h)(i)(o)	Health Care Equipment & Services	L+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/28		$76.1	75.6	74.6
Alacrity Solutions Group LLC	(e)(j)(o)	Insurance	L+525	0.8%	12/22/28	40.6		39.9	39.1
Alera Group Intermediate Holdings Inc	(e)(k)(o)	Insurance	SF+600	0.8%	10/2/28	32.3		31.9	30.7
Alstom SA	(k)	Transportation	L+550, 2.5% PIK (2.5% Max PIK)	1.0%	8/29/24	6.2		5.8	3.5
American Airlines Group Inc	(k)	Transportation	L+175	0.0%	6/27/25	2.5		2.3	2.4
American Vision Partners	(e)(o)	Health Care Equipment & Services	L+575	0.8%	9/30/27	19.5		19.3	18.9
Ammeraal Beltech Holding BV	(h)(k)	Capital Goods	E+375	0.0%	7/30/25		€4.8	4.8	4.8
Apex Group Limited	(h)	Diversified Financials	L+375	0.5%	7/27/28		$4.2	4.2	4.0
Apex Group Limited	(h)	Diversified Financials	E+400	0.0%	7/27/28		€1.6	1.9	1.6
Arcfield Acquisition Corp	(e)(o)	Capital Goods	L+575	0.8%	3/10/28		$8.0	8.0	7.9
Arcos LLC/VA	(e)(h)(j)	Software & Services	L+575	1.0%	3/31/28	22.2		22.0	20.6
Ardonagh Group Ltd	(e)(i)	Insurance	SA+700	0.8%	7/14/26		£3.8	4.7	4.5
Ardonagh Group Ltd	(e)(i)	Insurance	E+700	1.0%	7/14/26		€0.5	0.5	0.5
Ardonagh Group Ltd	(e)(j)(k)(o)	Insurance	SF+575	0.8%	7/14/26		$54.8	54.3	53.1
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	109.4	73.9	74.5
Arrotex Australia Group Pty Ltd	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	8.0		5.7	5.4
athenahealth Inc	(k)	Health Care Equipment & Services	SF+350	0.5%	2/15/29		$7.1	6.4	6.4
athenahealth Inc	(f)	Health Care Equipment & Services	SF+350	0.5%	2/15/29	0.9		0.9	0.8
Barbri Inc	(e)(h)(i)	Consumer Services	L+575	0.8%	4/28/28	47.2		47.3	46.9
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	L+650, 0.5% PIK (0.5% Max PIK)	1.0%	7/5/24	2.2		2.2	2.2
BearCom Acquisition Corp	(e)(j)	Technology Hardware & Equipment	C+650, 0.5% PIK (0.5% Max PIK)	1.0%	7/5/24	C$	14.3	10.6	10.3
BearCom Acquisition Corp	(e)(f)	Technology Hardware & Equipment	C+550	1.0%	1/5/24	1.3		1.0	1.0
Belk Inc		Retailing	L+750	1.0%	7/31/25		$0.6	0.6	0.6
Belk Inc	(g)(p)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	3.1		1.7	0.4
BGB Group LLC	(e)(h)(i)(o)	Media & Entertainment	L+575	1.0%	8/16/27	54.4		54.0	53.0
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24	10.7		10.7	8.8
Big Bus Tours Ltd	(e)(j)	Consumer Services	E+850 PIK (E+850 Max PIK)	1.0%	3/15/24		€12.6	14.0	11.0
Big Bus Tours Ltd	(e)(j)	Consumer Services	L+850 PIK (L+850 Max PIK)	1.0%	3/15/24		$7.2	7.2	5.9
Bugaboo International BV	(e)(h)(i)	Consumer Durables & Apparel	E+700, 0.0% PIK (7.8% Max PIK)	0.0%	3/20/25		€35.0	41.0	37.4
CFC Underwriting Ltd	(e)(h)(j)	Insurance	SF+500, 0.0% PIK (2.8% Max PIK)	0.5%	5/16/29		$39.5	38.3	39.2
Cision Ltd		Software & Services	L+375	0.0%	1/29/27	3.8		3.4	2.4
ClubCorp Club Operations Inc	(j)(k)	Consumer Services	L+275	0.0%	9/18/24	31.9		29.9	28.9
Creation Technologies Inc	(k)	Technology Hardware & Equipment	L+550	0.5%	10/5/28	2.3		2.1	1.8
CSafe Global	(e)(h)(i)(k)	Capital Goods	L+625	0.8%	12/23/27	59.4		59.3	59.4
CSafe Global	(e)(h)	Capital Goods	L+625	0.8%	8/13/28	17.3		17.3	17.3
Cubic Corp	(i)	Software & Services	L+425	0.8%	5/25/28	9.1		9.1	7.7

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
EIF Van Hook Holdings LLC	(i)(k)	Energy	SF+525	0.0%	9/5/24		7.2	$7.0	$7.0
Emerald Expositions Holding Inc	(k)	Media & Entertainment	L+250	0.0%	5/22/24		1.4	1.3	1.4
Encora Digital Inc	(e)(o)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/20/28		16.3	15.9	15.4
Envirotainer Ltd	(e)(h)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29		€14.9	13.9	15.1
Envirotainer Ltd	(e)(i)	Transportation	SF+600, 0.0% PIK (3.0% Max PIK)	0.8%	7/30/29		$7.6	7.4	7.3
Excelitas Technologies Corp	(e)(k)	Technology Hardware & Equipment	E+575	0.0%	8/12/29		€4.1	4.2	4.2
Excelitas Technologies Corp	(e)(j)(k)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		$24.5	24.3	23.9
Follett Software Co	(e)(h)(i)	Software & Services	L+575	0.8%	8/31/28		37.5	37.2	36.7
Galaxy Universal LLC	(e)(h)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26		8.8	8.8	8.7
Galway Partners Holdings LLC	(e)(k)(o)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		36.9	36.2	36.4
General Datatech LP	(e)(j)	Software & Services	L+625	1.0%	6/18/27		18.3	17.7	17.1
Greystone Equity Member Corp	(e)	Diversified Financials	L+725	3.8%	4/1/26		30.2	30.1	29.3
HealthChannels LLC	(j)	Health Care Equipment & Services	L+450	0.0%	4/3/25		15.4	15.3	10.9
Hermes UK Ltd	(e)(k)	Transportation	SA+650	0.0%	11/30/27		£14.7	19.5	16.1
Higginbotham Insurance Agency Inc	(e)(h)(i)	Insurance	L+525	0.8%	11/25/26		$37.6	38.0	37.7
Industria Chimica Emiliana Srl	(e)(j)(k)(o)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€113.9	125.5	117.1
iNova Pharmaceuticals (Australia) Pty Limited	(e)(k)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	34.2	22.5	22.6
Insight Global LLC	(e)(h)(i)(o)	Commercial & Professional Services	L+600	0.8%	9/22/28		$63.7	62.9	61.8
KBP Investments LLC	(e)(h)(i)	Food & Staples Retailing	SF+550, 0.5% PIK (0.5% Max PIK)	0.8%	5/26/27		23.6	23.5	21.9
Kellermeyer Bergensons Services LLC	(e)(i)(j)	Commercial & Professional Services	L+600	1.0%	11/7/26		29.2	28.1	26.5
Lakefield Veterinary Group	(e)(o)	Health Care Equipment & Services	L+550	0.8%	11/23/28		27.1	26.7	25.9
Lakeview Farms Inc	(e)(j)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		15.5	15.4	15.0
Lexitas Inc	(e)(h)	Commercial & Professional Services	SF+675	1.0%	5/18/29		18.5	18.4	18.2
Lionbridge Technologies Inc	(e)(i)(j)	Media & Entertainment	SF+700	1.0%	12/29/25		26.8	26.3	26.9
Lloyd's Register Quality Assurance Ltd	(e)(i)(o)	Consumer Services	E+575, 0.0% PIK (6.3% Max PIK)	0.0%	12/2/28		€44.3	48.8	45.9
MB2 Dental Solutions LLC	(e)(i)	Health Care Equipment & Services	SF+600	1.0%	1/29/27		$11.9	11.8	11.7
Med-Metrix	(e)(o)	Software & Services	L+600	1.0%	9/15/27		11.9	11.9	12.0
Misys Ltd	(k)	Software & Services	L+350	1.0%	6/13/24		2.3	2.2	2.0
Monitronics International Inc	(h)(i)(k)	Commercial & Professional Services	L+600	1.5%	7/3/24		35.5	33.7	33.7
Motion Recruitment Partners LLC	(e)(h)(j)	Commercial & Professional Services	SF+650	1.0%	12/22/25		24.8	24.5	24.6
New Era Technology Inc	(e)(h)(j)(k)	Software & Services	L+625	1.0%	10/31/26		34.3	33.8	33.7
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	SF+525	0.5%	1/13/28		24.4	23.9	23.6
Novotech Pty Ltd	(e)(k)(o)	Health Care Equipment & Services	B+525	0.5%	1/13/28	A$	33.7	24.8	22.1
One Call Care Management Inc	(h)	Health Care Equipment & Services	L+550	0.8%	4/22/27		$4.9	5.0	4.1
Ontic Engineering & Manufacturing Inc	(h)	Capital Goods	L+400	0.0%	10/30/26		2.1	1.9	2.1
Pantherx Specialty LLC	(e)(j)	Pharmaceuticals, Biotechnology & Life Sciences	SF+550	0.5%	7/16/29		15.9	14.8	14.6
Parts Town LLC	(e)(h)(k)(o)	Retailing	L+550	0.8%	11/1/28		49.4	48.3	47.8
Peraton Corp	(j)	Capital Goods	L+375	0.8%	2/1/28		8.8	8.4	8.6
Plaskolite, LLC	(k)	Materials	L+400	0.8%	12/15/25		1.1	1.1	1.0
Precision Global Corp	(e)(j)	Materials	L+475	1.0%	8/3/24		8.9	8.7	8.8
Pretium Packaging LLC	(j)	Household & Personal Products	L+400	0.5%	10/2/28		1.6	1.6	1.3
Project Marron	(e)(h)(j)(k)	Consumer Services	B+625	0.5%	7/2/25	A$	81.8	56.4	52.0
Project Marron	(e)(i)(j)	Consumer Services	C+625	0.5%	7/2/25	C$	52.5	40.1	36.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Pure Fishing Inc	(i)	Consumer Durables & Apparel	L+450	0.0%	12/22/25		$9.8	$9.7	$6.6
Reliant Rehab Hospital Cincinnati LLC	(e)(j)(o)	Health Care Equipment & Services	L+625	0.0%	2/28/26		33.6	32.7	26.7
Revere Superior Holdings Inc	(e)(k)	Software & Services	L+575	1.0%	9/30/26		19.6	19.6	19.6
Rise Baking Company	(e)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		0.5	0.5	0.5
Rise Baking Company	(e)(j)(k)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		30.4	29.8	29.2
Rise Baking Company	(e)(f)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27		1.4	1.4	1.4
RSC Insurance Brokerage Inc	(e)(k)	Insurance	SF+550	0.8%	10/30/26		18.8	18.8	18.5
Safe-Guard Products International LLC	(e)(i)(j)(k)	Diversified Financials	L+500	0.5%	1/27/27		71.7	72.1	71.7
SAMBA Safety Inc	(e)(h)(j)	Software & Services	L+525	1.0%	9/1/27		27.1	26.9	26.8
SavATree LLC	(e)(j)(k)	Consumer Services	L+525	0.8%	10/12/28		39.6	39.2	38.9
SI Group Inc	(k)	Materials	SF+475	0.0%	10/15/25		1.5	1.5	1.2
SIRVA Worldwide Inc	(i)	Commercial & Professional Services	L+550	0.0%	8/4/25		6.9	6.6	6.1
SitusAMC Holdings Corp	(e)(j)(o)	Real Estate	L+550	0.8%	12/22/27		39.5	38.7	38.1
Sorenson Communications LLC	(j)	Telecommunication Services	L+550	0.8%	3/17/26		20.0	19.3	19.1
Staples Canada	(e)(h)(i)(j)(k)	Retailing	C+700	1.0%	9/12/24	C$	74.2	57.0	55.6
Summit Interconnect Inc	(e)(o)	Capital Goods	SF+600	1.0%	9/22/28		$19.5	19.3	18.4
Time Manufacturing Co	(e)(h)(i)	Capital Goods	E+650	0.8%	12/1/27		€29.2	32.4	29.4
Total Safety US Inc	(h)(i)	Capital Goods	L+600	1.0%	8/18/25		$11.2	10.1	10.6
Transaction Services Group Ltd	(e)(j)(k)(n)(o)	Software & Services	B+550	0.0%	10/14/26	A$	124.1	85.3	82.6
Unifrax I LLC / Unifrax Holding Co	(k)	Capital Goods	L+375	0.0%	12/12/25		$2.8	2.7	2.5
Varsity Brands Inc	(k)	Consumer Durables & Apparel	L+350	1.0%	12/16/24		4.0	3.8	3.8
Version1 Software Ltd	(e)(k)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€2.5	2.5	2.5
Version1 Software Ltd	(e)(k)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£4.0	4.7	4.7
West Corp	(i)	Software & Services	L+400	1.0%	10/10/24		$12.1	12.0	11.2
West Corp	(i)	Software & Services	L+350	1.0%	10/10/24		2.5	2.5	2.3
Woolpert Inc	(e)(h)(i)(j)	Capital Goods	L+600	1.0%	4/5/28		53.0	52.6	51.6
Worldwise Inc	(e)(h)(i)(j)(k)(o)	Household & Personal Products	SF+625	1.0%	3/29/28		64.7	61.7	59.8
Yak Access LLC	(e)(n)	Capital Goods	SF+825	2.0%	1/27/23		0.2	0.2	0.2
Yak Access LLC	(g)(n)(p)	Capital Goods	L+500	0.0%	7/11/25		0.8	0.6	0.3
Total Senior Secured Loans—First Lien								2,522.8	2,418.2
Unfunded Loan Commitments								(3.3)	(3.3)
Net Senior Secured Loans—First Lien								2,519.5	2,414.9

Senior Secured Loans—Second Lien—23.6%
Access CIG LLC	(h)(i)	Commercial & Professional Services	L+775	0.0%	2/27/26		2.5	2.3	2.2
Ammeraal Beltech Holding BV	(e)(h)(k)(o)	Capital Goods	L+775	0.0%	9/12/26		42.8	42.1	41.8
Apex Group Limited	(e)(h)(i)(o)	Diversified Financials	L+675	0.5%	7/27/29		40.0	39.7	37.6
Cubic Corp	(e)(k)	Software & Services	L+763	0.8%	5/25/29		10.0	9.7	9.1
EaglePicher Technologies LLC	(h)	Capital Goods	L+725	0.0%	3/8/26		0.4	0.4	0.2
Element Materials Technology Group US Holdings Inc	(e)(h)(i)	Commercial & Professional Services	SA+725	0.5%	6/24/30		£21.0	23.0	24.7
Misys Ltd	(h)(i)(k)(o)	Software & Services	L+725	1.0%	6/13/25		$46.6	44.6	35.1
NEP Broadcasting LLC	(i)	Media & Entertainment	L+700	0.0%	10/19/26		6.8	6.7	5.1
OEConnection LLC	(e)(h)(i)(j)	Software & Services	SF+700	0.5%	9/25/27		50.0	50.0	48.4
Paradigm Acquisition Corp	(h)(k)	Health Care Equipment & Services	L+750	0.0%	10/26/26		2.5	2.5	2.4
Peraton Corp	(e)(h)(i)	Capital Goods	L+775	0.8%	2/1/29		21.5	21.3	21.2
Pretium Packaging LLC	(e)(h)(i)(j)	Household & Personal Products	L+675	0.5%	10/1/29		39.9	39.7	31.6

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)		Cost	Fair Value(d)
Pure Fishing Inc	(e)(h)	Consumer Durables & Apparel	L+838	1.0%	12/21/26		$26.5	$24.2	$14.8
SIRVA Worldwide Inc	(i)(j)	Commercial & Professional Services	L+950	0.0%	8/3/26		10.3	8.7	8.9
Valeo Foods Group Ltd	(e)(h)	Food, Beverage & Tobacco	SA+800	0.0%	9/28/29		£9.3	11.8	9.9
Wittur Holding GmbH	(e)(j)(k)(n)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	9/23/27		€121.1	132.4	92.0
Total Senior Secured Loans—Second Lien								459.1	385.0

Other Senior Secured Debt—1.3%
One Call Care Management Inc	(e)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28		$25.6	25.0	20.9
Total Other Senior Secured Debt								25.0	20.9

Subordinated Debt—1.3%
Arrotex Australia Group Pty Ltd	(e)	Pharmaceuticals, Biotechnology & Life Sciences	B+1,150 PIK (B+1,150 Max PIK)	1.0%	12/22/26	A$	25.0	16.2	17.0
athenahealth Inc		Health Care Equipment & Services	6.5%		2/15/30		$5.5	4.8	4.1
Total Subordinated Debt								21.0	21.1

Asset Based Finance—33.2%
Abacus JV, Private Equity	(e)	Insurance					31,400,804	32.2	34.0
Altavair AirFinance, Private Equity	(e)	Capital Goods					36,500,000	43.0	42.2
Connecticut Avenue Securities Trust 2022-R08, Structured Mezzanine		Real Estate	SF+560	0.0%	7/25/42		$2.3	2.3	2.4
GA Capital Specialty Lending Fund, Limited Partnership Interest	(e)(n)	Diversified Financials					$1.0	—	5.3
Global Lending Services LLC, Private Equity	(e)(n)	Diversified Financials					2,209,115	2.2	2.4
Global Lending Services LLC, Private Equity	(e)	Diversified Financials					17,450,851	22.9	18.3
Kilter Finance, Preferred Stock	(e)(k)	Insurance	12.0%				$24.0	24.0	24.0
KKR Chord IP Aggregator LP, Partnership Interest	(e)	Media & Entertainment					19,616,330	22.9	21.1
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(e)(n)(p)	Capital Goods					19,642,734	24.4	16.6
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+1,050	1.0%	9/30/24		$4.7	4.7	4.7
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+1,050	1.0%	9/30/24		€3.6	3.6	3.9
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	E+650	1.0%	9/30/24		€5.0	5.0	5.4
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+650	1.0%	9/30/24		£1.1	1.3	1.4
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SF+650	1.0%	9/30/24		$6.5	6.5	6.5
Lenovo Group Ltd, Structured Mezzanine	(e)	Technology Hardware & Equipment	SA+1,050	1.0%	9/30/24		£0.8	0.9	1.0
Luxembourg Life Fund - Absolute Return Fund I, 1L Term Loan	(e)(h)(n)	Insurance	L+750	1.5%	2/27/25		$21.3	21.3	21.3
Luxembourg Life Fund - Absolute Return Fund III, Term Loan	(e)(h)(k)(n)	Insurance	L+925	0.0%	5/27/26		$56.2	55.8	57.0
Luxembourg Life Fund - Long Term Growth Fund, Term Loan	(e)(h)(i)(k)(n)	Insurance	SF+925	0.0%	4/1/23		$67.4	67.4	68.4
My Community Homes PropCo 2, Private Equity	(e)(p)	Real Estate					34,708,333	34.7	32.5
NewStar Clarendon 2014-1A Class D	(e)(k)(n)	Diversified Financials	17.8%		1/25/27		$30.0	9.3	12.7

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Company(a)	Footnotes	Industry	Interest Rate(b)	Base Rate Floor	Maturity Date	No. Shares/Principal Amount(c)	Cost	Fair Value(d)
Pretium Partners LLC P1, Structured Mezzanine	(e)(h)(i)	Real Estate	2.8%, 5.3% PIK (5.3% Max PIK)		10/22/26	$29.6	$28.6	$28.3
Pretium Partners LLC P2, Private Equity	(e)	Real Estate				16,772,368	16.2	13.7
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(e)	Real Estate				40,000,000	50.2	47.3
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(e)(k)	Real Estate	7.3%		7/25/30	$24.0	23.7	23.7
Sealane Trade Finance	(e)(m)(p)	Banks				1,104,510	1.1	0.2
SG Residential Mortgage Trust 2022-2, Structured Mezzanine		Real Estate	5.4%		8/25/62	$4.6	3.8	3.7
Star Mountain Strategic Credit Income Fund IV LP, Private Equity	(e)	Diversified Financials				42,500,000	42.5	44.0
Total Asset Based Finance							550.5	542.0

Equity/Other—11.0%
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(e)(l)(p)	Energy				13,556	3.6	4.8
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(e)(l)(p)	Energy				115,178,571	30.5	40.5
athenahealth Inc, Preferred Stock	(e)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			50,000,000	47.5	43.2
Belk Inc, Common Stock	(e)(p)	Retailing				381	—	—
Misys Ltd, Preferred Stock	(e)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)	0.0%		25,265,621	24.8	21.1
One Call Care Management Inc, Common Stock	(e)(p)	Health Care Equipment & Services				34,873	2.2	1.9
One Call Care Management Inc, Preferred Stock A	(e)(p)	Health Care Equipment & Services				371,993	23.7	20.6
One Call Care Management Inc, Preferred Stock B	(e)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,346	8.7	7.7
Pure Gym Ltd, Private Equity	(e)(p)	Consumer Services				30,218,000	39.4	39.2
Total Equity/Other							180.4	179.0
TOTAL INVESTMENTS—218.5%							$3,755.5	$3,562.9

Derivative Instruments—0.7%
Foreign currency forward contracts								$11.9
____________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2022, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 4.77%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.13%, Canadian Dollar Offer Rate, or CDOR or “C”, was 4.94%, the Bank Bill Swap Bid Rate, or BBSY or “B”, was 3.32%, the Reykjavik Interbank Offered Rate, or REIBOR or “R”, was 6.55%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 2.70%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.43%, the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.59%, and the U.S. Prime Lending Rate, or Prime or “P”, was 7.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
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
(p)Security is non-income producing.
Below is selected balance sheet information for COPJV as of September 30, 2023 and December 31, 2022:

	As of
	September 30, 2023 (Unaudited)	December 31, 2022
Selected Balance Sheet Information
Total investments, at fair value	$3,360.9	$3,562.9
Cash and other assets	253.6	259.2
Total assets	3,614.5	3,822.1
Debt	1,748.4	1,913.4
Other liabilities	262.5	276.4
Total liabilities	2,010.9	2,189.8
Member's equity	$1,603.6	$1,632.3
Below is selected statement of operations information for COPJV for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Selected Statement of Operations Information
Total investment income	$99.3	$76.7	$289.8	$213.4
Expenses
Interest expense	30.4	19.9	91.6	44.8
Custodian and accounting fees	0.4	0.3	1.2	1.2
Administrative services	2.3	2.8	7.1	7.4
Professional services	0.2	0.0	0.4	0.2
Other	0.3	0.0	0.9	0.1
Total expenses	33.6	23.0	101.2	53.7
Net investment income	65.7	53.7	188.6	159.7
Net realized and unrealized gain (loss)	25.8	(49.4)	(25.3)	(112.8)
Net increase in net assets resulting from operations	$91.5	$4.3	$163.3	$46.9

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of September 30, 2023 and December 31, 2022:

Derivative Instrument	Statement Location	September 30, 2023 (Unaudited)	December 31, 2022
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$21	$25
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	0	(1)
Total		$21	$24

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the nine months ended September 30, 2023 and 2022 are in the following locations in the consolidated statements of operations:

		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2023	2022
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$7	$9
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(3)	31
Total		$4	$40

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$21	$0	$—	$—	$21
Total	$21	$0	$—	$—	$21
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—

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
The average notional balance for foreign currency forward contracts during the nine months ended September 30, 2023 and 2022 was $214.7 and $241.8, respectively.

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
As of September 30, 2023 and December 31, 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2023
Valuation Inputs	(Unaudited)	December 31, 2022
Level 1—Price quotations in active markets	$1	$—
Level 2—Significant other observable inputs	231	564
Level 3—Significant unobservable inputs	13,031	13,385
Investments measured at net asset value(1)	1,403	1,428
	$14,666	$15,377
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheet.
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2023 and December 31, 2022.
The Company’s board of directors is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Advisor’s valuation policy. The Company’s board of directors has designated the Advisor with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor’s valuation policy.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the nine months ended September 30, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,124	$874	$22	$264	$1,902	$1,199	$13,385
Accretion of discount (amortization of premium)	34	4	—	—	2	1	41
Net realized gain (loss)	(15)	(55)	(39)	(126)	8	(101)	(328)
Net change in unrealized appreciation (depreciation)	(30)	51	37	132	(65)	117	242
Purchases	1,040	16	—	8	93	39	1,196
Paid-in-kind interest	43	24	1	19	6	22	115
Sales and repayments	(1,583)	(115)	—	—	(207)	(45)	(1,950)
Transfers into Level 3	33	297	—	—	—	—	330
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,646	$1,096	$21	$297	$1,739	$1,232	$13,031
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(49)	$(35)	$37	$5	$(67)	$23	$(86)

	For the Nine Months Ended September 30, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,542	$1,205	$29	$74	$2,245	$877	$13,972
Accretion of discount (amortization of premium)	52	5	—	1	4	1	63
Net realized gain (loss)	(61)	(41)	—	—	113	211	222
Net change in unrealized appreciation (depreciation)	(252)	(90)	(8)	(47)	(229)	(121)	(747)
Purchases	2,297	67	—	223	779	475	3,841
Paid-in-kind interest	36	2	1	3	20	24	86
Sales and repayments	(2,017)	(225)	—	—	(1,106)	(378)	(3,726)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$9,597	$923	$22	$254	$1,826	$1,089	$13,711
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(326)	$(136)	$(8)	$(45)	$(177)	$(62)	$(754)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2023 and December 31, 2022 were as follows:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

Type of Investment	Fair Value at September 30, 2023 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$8,813	Discounted Cash Flow	Discount Rate	6.3% - 19.1% (11.9%)	Decrease
	754	Waterfall	EBITDA Multiple	0.2x - 14.0x (6.6x)	Increase
	157	Other(3)
	39	Cost
Subordinated Debt	264	Discounted Cash Flow	Discount Rate	10.1% - 20.0% (13.8%)	Decrease
	33	Waterfall	EBITDA Multiple	7.3x - 7.3x (7.3x)	Increase
Asset Based Finance	937	Discounted Cash Flow	Discount Rate	5.7% - 44.3% (12.0%)	Decrease
	540	Waterfall	EBITDA Multiple	1.0x - 1.3x (1.1x)	Increase
	149	Cost
	111	Other(3)
	2	Indicative Dealer Quotes		28.0% - 28.0% (28.0%)	Increase
Equity/Other	730	Waterfall	EBITDA Multiple	0.6x - 15.8x (7.1x)	Increase
	496	Discounted Cash Flow	Discount Rate	10.0% - 27.5% (14.9%)	Decrease
	6	Other(3)
Total	$13,031

Type of Investment	Fair Value at December 31, 2022	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$9,274	Discounted Cash Flow	Discount Rate	6.0% - 24.2% (12.0%)	Decrease
	575	Waterfall	EBITDA Multiple	0.3x - 19.8x (7.2x)	Increase
	167	Cost
	4	Other(3)
Subordinated Debt	242	Discounted Cash Flow	Discount Rate	10.9% - 14.9% (13.3%)	Decrease
	22	Waterfall	EBITDA Multiple	7.5x - 7.5x (7.5x)	Increase
Asset Based Finance	980	Discounted Cash Flow	Discount Rate	5.1% - 44.0% (11.3%)	Decrease
	636	Waterfall	EBITDA Multiple	1.0x - 13.7x (1.6x)	Increase
	144	Cost
	138	Other(3)
	4	Indicative Dealer Quotes		42.0% - 42.0% (42.0%)	Increase
Equity/Other	683	Waterfall	EBITDA Multiple	0.0x - 15.0x (7.4x)	Increase
	488	Discounted Cash Flow	Discount Rate	10.0% - 25.0% (15.6%)	Decrease
	13	Cost
	12	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
Total	$13,385
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2023, the aggregate amount outstanding of the senior securities issued by the Company was $8,046. As of September 30, 2023, the Company’s asset coverage was 187%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2023 and December 31, 2022. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2022. Any significant changes to the Company's financing arrangements during the nine months ended September 30, 2023 are discussed below.

	As of September 30, 2023 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.15%(1)	$132	$68	November 22, 2025
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	247	53	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.65%(1)	659	91	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.70%(1)	235	65	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,683(5)	2,954(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.85% - 3.01%(1)	345	—	January 15, 2031
Total			$8,046	$3,231
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of September 30, 2023, there was $200 term loan outstanding at SOFR+1.90% and $47 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €300 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.06 as of September 30, 2023 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD2 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.74 as of September 30, 2023 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £66 has been converted to U.S dollars at an exchange rate of £1.00 to $1.22 as of September 30, 2023 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD100 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.64 as of September 30, 2023 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of September 30, 2023, $18 of such letters of credit have been issued.
(7)As of September 30, 2023, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $393, $475, $452, $455, $253, $917, $343, $431 and $611, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of September 30, 2023, there were $275.1 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R, Class A-2R and Class B-1R notes outstanding.

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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the nine months ended September 30, 2023 and 2022, the components of total interest expense for the Company's financing arrangements were as follows:

	Nine Months Ended September 30,
	2023			2022
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$8	$1	$9	$4	$0	$4
CCT Tokyo Funding Credit Facility(2)	14	0	14	7	1	8
Darby Creek Credit Facility(2)	29	1	30	6	0	6
Dunlap Credit Facility(2)	10	0	10	12	0	12
Meadowbrook Run Credit Facility(2)	15	0	15	6	0	6
Senior Secured Revolving Credit Facility(2)	114	3	117	69	3	72
4.750% Notes due 2022	—	—	—	6	0	6
4.625% Notes due 2024	14	1	15	14	1	15
1.650% Notes due 2024	6	2	8	6	2	8
4.125% Notes due 2025	15	1	16	15	1	16
4.250% Notes due 2025	15	(5)	10	15	(5)	10
8.625% Notes due 2025	16	1	17	16	1	17
3.400% Notes due 2026	25	4	29	25	4	29
2.625% Notes due 2027	8	1	9	7	1	8
3.250% Notes due 2027	12	1	13	11	1	12
3.125% Notes due 2028	18	1	19	18	1	19
CLO-1 Notes	18	0	18	8	0	8
Total	$337	$12	$349	$245	$11	$256
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2023 were $8,609 and 5.22%, respectively. As of September 30, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.31%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2022 were $9,553 and 3.43%, respectively. As of September 30, 2022, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.21%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2023 and December 31, 2022.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2023, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$7.9
48Forty Solutions LLC	6.4
Aareon AG	7.8
Advanced Dermatology & Cosmetic Surgery	2.9
Affordable Care Inc	12.8
Affordable Care Inc	18.1
Alacrity Solutions Group LLC	4.9
American Vision Partners	5.0
Amerivet Partners Management Inc	8.4
Amerivet Partners Management Inc	37.4
Arcfield Acquisition Corp	7.1
Arcfield Acquisition Corp	3.5
Arcos LLC/VA	4.5
Ardonagh Group Ltd	9.9
ATX Networks Corp	63.0
AxiomSL Ltd	2.5
Bausch Health Cos Inc	50.0
BGB Group LLC	19.9
Careismatic Brands Inc	15.0
CFC Underwriting Ltd	5.7
Circana Group (f.k.a. NPD Group)	0.8
Civica Group Ltd	9.6
Clarience Technologies LLC	25.4
Community Brands Inc	3.8
Community Brands Inc	1.9
Covis Finco Sarl	0.4
Covis Finco Sarl	1.6
CSafe Global	24.7
DOC Generici Srl	2.3
Envirotainer Ltd	2.7
Excelitas Technologies Corp	1.0
Excelitas Technologies Corp	3.1
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	6.9
Galway Partners Holdings LLC	11.8

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Gigamon Inc	$9.3
Heniff Transportation Systems LLC	9.2
HM Dunn Co Inc	1.0
Individual FoodService	4.2
iNova Pharmaceuticals (Australia) Pty Limited	2.2
Insight Global LLC	21.1
Insight Global LLC	26.8
Integrity Marketing Group LLC	2.5
Integrity Marketing Group LLC	0.1
J S Held LLC	10.7
J S Held LLC	6.7
Karman Space Inc	1.5
Laboratoires Vivacy SAS	0.7
Lakefield Veterinary Group	28.5
Lakeview Farms Inc	6.8
Lazer Logistics Inc	1.7
Lazer Logistics Inc	2.4
Lexitas Inc	5.5
Lipari Foods LLC	15.0
Lloyd’s Register Quality Assurance Ltd	5.7
Magna Legal Services LLC	2.2
Magna Legal Services LLC	0.6
Med-Metrix	14.2
Med-Metrix	7.8
Misys Ltd	1.2
Net Documents	1.4
New Era Technology Inc	4.6
NovaTaste Austria GmbH	4.9
Novotech Pty Ltd	5.6
Oxford Global Resources LLC	8.0
Oxford Global Resources LLC	7.6
PartsSource Inc	3.6
PartsSource Inc	18.1
Radwell International LLC/PA	5.5
Revere Superior Holdings Inc	3.2
Rise Baking Company	5.2
RSC Insurance Brokerage Inc	7.6
SAMBA Safety Inc	1.2
SavATree LLC	1.3
SavATree LLC	6.0
Spins LLC	16.5
Spins LLC	7.9
Spotless Brands LLC	18.4
Sweeping Corp of America Inc	0.1
TalkTalk Telecom Group Ltd	14.5
Time Manufacturing Co	16.8
Trescal SA	5.0
Version1 Software Ltd	1.1
Version1 Software Ltd	14.8
VetCor Professional Practices LLC	6.6

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
VetCor Professional Practices LLC	$8.4
Wealth Enhancement Group LLC	1.8
Wealth Enhancement Group LLC	2.1
Wittur Holding GmbH	21.5
Woolpert Inc	3.7
Worldwise Inc	28.0
Worldwise Inc	12.5
Zendesk Inc	6.0
Zendesk Inc	14.4
Valeo Foods Group Ltd	3.0
Senior Secured Loans—Second Lien
Aareon AG	4.8
Subordinated Debt
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	4.9
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Jet Edge International LLC	0.7
Total	$926.2
Unfunded Asset Based Finance/Other commitments	$695.3
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of September 30, 2023, the Company’s debt commitments are comprised of $468.2 revolving credit facilities and $458.0 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(11.5). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Advisor prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of September 30, 2023, $18 of such letters of credit have been issued.
As of September 30, 2023, the Company also has an unfunded commitment to provide $560.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2023 and December 31, 2022.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$24.89	$27.17
Results of operations(2)
Net investment income (loss)	2.47	3.05
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.31)	(2.74)
Net increase (decrease) in net assets resulting from operations	2.16	0.31
Stockholder distributions(3)
Distributions from net investment income	(2.20)	(2.66)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(2.20)	(2.66)
Capital share transactions
Repurchases of common stock(4)	0.04	0.07
Net increase (decrease) in net assets resulting from capital share transactions	0.04	0.07
Net asset value, end of period	$24.89	$24.89
Per share market value, end of period	$19.69	$17.50
Shares outstanding, end of period	280,066,433	281,731,750
Total return based on net asset value(5)	8.84%	1.40%
Total return based on market value(6)	26.02%	(4.61)%
Ratio/Supplemental Data:
Net assets, end of period	$6,970	$7,012
Ratio of net investment income to average net assets(7)	13.11%	11.42%
Ratio of total operating expenses to average net assets(7)	13.09%	10.96%
Ratio of net operating expenses to average net assets(7)	13.09%	10.17%
Portfolio turnover(8)	7.56%	28.61%
Total amount of senior securities outstanding, exclusive of treasury securities	$8,046	$8,731
Asset coverage per unit(9)	1.87	1.80
_______________
(1)Per share data may be rounded in order to recompute the ending net asset value per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)Represents the incremental impact of the Company’s share repurchase program by buying shares in the open market at a price lower than net asset value per share.
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
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2023 are annualized. Annualized ratios for the nine months ended September 30, 2023 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2023. The following is a schedule of supplemental ratios for the nine months ended September 30, 2023 and year ended December 31, 2022:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
	(Unaudited)
Ratio of net subordinated income incentive fees to average net assets	2.65%	1.31%
Ratio of interest expense to average net assets	6.61%	4.82%
Ratio of excise taxes to average net assets	—	0.25%
(8)Portfolio turnover for the nine months ended September 30, 2023 is not annualized.
(9)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Subsequent Events
Second Amendment to the Ambler Funding Facility
On October 31, 2023, Ambler Funding LLC, or Ambler Funding, a wholly-owned subsidiary of the Company, entered into a second amendment, or the Second Amendment, to the loan and security agreement, dated November 22, 2019, or as subsequently amended, the Ambler Funding Credit Facility, by and among Ambler Funding, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral administrator and collateral custodian. The Second Amendment, among other things, (i) extended the maturity date from November 22, 2025 to May 22, 2027, (ii) extended the end of the revolving period from November 22, 2023 to May 22, 2025, (iii) amended the interest rate benchmark to replace the option of Ambler Funding to select either Daily Simple SOFR or Term SOFR with Daily 1M SOFR, (iv) increased the interest rate to (x) with respect to any advance bearing interest at Daily 1M SOFR, 2.75% per annum plus Daily 1M SOFR, and (y) with respect to any advance bearing interest at the base rate, 1.75% per annum plus the base rate, (v) removed the minimum usage fee on any undrawn portion of the facility below $130 and (vi) amended the non-usage fee to be an amount equal to (x) 0.50% of the daily undrawn portion of the facility if the drawn portion of the facility is greater than 50% of the total facility, (y) 0.75% of the daily undrawn portion of the facility if the drawn portion of the facility is greater than 25%, but less than or equal to 50% of the total facility and (z) 1.00% of the daily undrawn portion of the facility if the drawn portion of the facility is less than or equal to 25% of the total facility.
Amendment No. 3 to Second Amended and Restated Senior Secured Revolving Credit Facility
On October 31, 2023, the Company entered into an amendment no. 3, or Amendment No. 3, to the senior secured revolving credit facility, dated December 23, 2020, or as subsequently amended and restated, the Senior Secured Revolving Credit Facility, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. Amendment No. 3 provides for, among other things, (i) an upsize of the aggregate principal amount of the revolving credit commitments under the Senior Secured Revolving Credit Facility from $4,655 to $4,670, (ii) an upsize of the Company’s option to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments from an amount of up to $2,290 of additional commitments to up to $2,335 of additional commitments, (iii) an extension of the revolving period from May 17, 2026 to October 31, 2027, and (iv) an extension of the scheduled maturity date from May 17, 2027 to October 31, 2028.

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
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2023 and for the Year Ended December 31, 2022
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2023.:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2023	September 30, 2023
Purchases	$504	$1,137
Sales and Repayments	(675)	(1,906)
Net Portfolio Activity	$(171)	$(769)

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2023				September 30, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$461	92%	$(477)	71%	$987	87%	$(1,526)	80%
Senior Secured Loans—Second Lien	6	1%	(126)	19%	6	0%	(132)	7%
Other Senior Secured Debt	—	—	—	—	20	2%	—	—
Subordinated Debt	—	—	—	—	8	1%	—	—
Asset Based Finance	27	5%	(44)	6%	93	8%	(207)	11%
Credit Opportunities Partners JV, LLC	—	—	—	—	—	—	—	—
Equity/Other(1)	10	2%	(28)	4%	23	2%	(41)	2%
Total	$504	100%	$(675)	100%	$1,137	100%	$(1,906)	100%

(1) Equity/Other includes investments in preferred equity investments. During the three and nine months ended September 30, 2023, purchases of preferred equity investments were $17 and $21, respectively, and sales and repayments of preferred equity investments were $24 and $24, respectively.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(Unaudited)			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$9,100	$8,769	59.8%	$9,607	$9,278	60.3%
Senior Secured Loans—Second Lien	1,157	1,096	7.5%	1,299	1,194	7.8%
Other Senior Secured Debt	133	128	0.9%	152	110	0.7%
Subordinated Debt	285	298	2.0%	384	265	1.7%
Asset Based Finance	1,926	1,740	11.8%	2,024	1,903	12.4%
Credit Opportunities Partners JV, LLC	1,572	1,403	9.6%	1,572	1,428	9.3%
Equity/Other(2)	1,193	1,232	8.4%	1,276	1,199	7.8%
Total	$15,366	$14,666	100.0%	$16,314	$15,377	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2) As of September 30, 2023, Equity/Other included $893 of preferred equity investments.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Number of Portfolio Companies	201	197
% Variable Rate Debt Investments (based on fair value)(1)(2)	68.6%	69.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.9%	8.6%
% Other Income Producing Investments (based on fair value)(3)	15.6%	15.0%
% Non-Income Producing Investments (based on fair value)(2)	4.5%	4.4%
% of Investments on Non-Accrual (based on fair value)	2.4%	2.4%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	12.7%	12.0%
Weighted Average Annual Yield on All Debt Investments(5)	11.9%	11.2%
_____________________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)Does not include investments on non-accrual status.
(3)“Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2023.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2023.
For the nine months ended September 30, 2023, our total return based on net asset value was 8.84% and our total return based on market value was 26.02%. For the year ended December 31, 2022, our total return based on net asset value was 1.40% and our total return based on market value was (4.61)%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.
Direct Originations
The following table presents certain selected information regarding our Direct Originations as of September 30, 2023 and December 31, 2022:

Characteristics of All Direct Originations held in Portfolio	September 30, 2023	December 31, 2022
Number of Portfolio Companies	191	183
% of Investments on Non-Accrual (based on fair value)	2.4%	2.4%
Total Cost of Direct Originations	$14,692.5	$15,654.2
Total Fair Value of Direct Originations	$14,123.2	$14,885.5
% of Total Investments, at Fair Value	96.3%	96.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)	12.8%	12.0%
Weighted Average Annual Yield on All Debt Investments(2)	12.0%	11.2%
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

Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2023.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2023.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2023 and December 31, 2022:

	September 30, 2023
	(Unaudited)		December 31, 2022
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$25	0.2%
Banks	10	0.1%	—	—
Capital Goods	2,241	15.3%	2,366	15.4%
Commercial & Professional Services	1,761	12.0%	1,670	10.9%
Consumer Discretionary Distribution & Retail	238	1.6%	282	1.8%
Consumer Durables & Apparel	191	1.3%	235	1.5%
Consumer Services	206	1.4%	189	1.2%
Consumer Staples Distribution & Retail	109	0.7%	103	0.7%
Credit Opportunities Partners JV, LLC	1,403	9.6%	1,428	9.3%
Energy	211	1.4%	272	1.8%
Equity Real Estate Investment Trusts (REITs)	288	2.0%	336	2.2%
Financial Services	816	5.6%	844	5.5%
Food, Beverage & Tobacco	200	1.4%	226	1.4%
Health Care Equipment & Services	1,774	12.1%	1,963	12.8%
Household & Personal Products	166	1.1%	242	1.6%
Insurance	829	5.6%	974	6.3%
Materials	227	1.5%	197	1.3%
Media & Entertainment	716	4.9%	695	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	293	2.0%	231	1.5%
Real Estate Management & Development	97	0.7%	156	1.0%
Software & Services	2,589	17.7%	2,591	16.8%
Technology Hardware & Equipment	3	0.0%	1	0.0%
Telecommunication Services	74	0.5%	76	0.5%
Transportation	220	1.5%	275	1.8%
Total	$14,666	100.0%	$15,377	100.0%
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
The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2023 and December 31, 2022:

	September 30, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$10,509	72%	$11,565	75%
2	3,484	24%	2,899	19%
3	222	1%	452	3%
4	451	3%	461	3%
Total	$14,666	100%	$15,377	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2023 and September 30, 2022
Revenues
Our investment income for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$316	67.9%	$279	67.9%	$963	69.6%	$787	66.4%
Paid-in-kind interest income	58	12.5%	39	9.5%	156	11.3%	122	10.3%
Fee income	12	2.6%	26	6.3%	23	1.7%	68	5.7%
Dividend income	79	17.0%	67	16.3%	241	17.4%	209	17.6%
Total investment income(1)	$465	100.0%	$411	100.0%	$1,383	100.0%	$1,186	100.0%
___________
(1)Such revenues represent $395 and $354 of cash income earned as well as $70 and $57 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2023 and 2022, respectively, and represent $1,186 and $1,006 of cash income earned as well as $197 and $180 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest income during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 can be primarily attributed to the rising interest rate environment.
The decrease in fee income for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 can primarily be attributed to reduced structuring and repayment activity during the three and nine months ended September 30, 2023.
The increase in dividend income during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 can primarily be attributed to the increase in dividends paid in respect to our investment in COPJV.
Expenses
Our operating expenses for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Management fees	$56	$61	$170	$186
Subordinated income incentive fees	47	40	140	117
Administrative services expenses	3	4	10	12
Accounting and administrative fees	1	2	3	4
Interest expense	117	96	349	256
Other expenses	7	6	19	16
Total operating expenses	231	209	691	591
Incentive fee waiver	—	(15)	—	(45)
Net operating expenses before taxes	$231	$194	$691	$546
Excise taxes	—	1	—	1
Total net expenses, including excise taxes	$231	$195	$691	$547

The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Ratio of operating expenses to average net assets	3.31%	2.79%	9.82%	7.70%
Ratio of incentive fee waiver to average net assets(1)	—	(0.20)%	—	(0.58)%
Ratio of net operating expenses to average net assets	3.31%	2.59%	9.82%	7.12%
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)	2.35%	1.62%	6.95%	4.28%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.96%	0.97%	2.87%	2.84%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
The increase in expenses during the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 can primarily be attributed to an increase in subordinated income incentive fees and interest expense as a result of the rising rate environment.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.

Net Investment Income
Our net investment income totaled $234 ($0.84 per share) and $216 ($0.76 per share) for the three months ended September 30, 2023 and 2022, respectively. The increase in net investment income during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 can primarily be attributed to higher investment income during the three months ended September 30, 2023 as discussed above.
Our net investment income totaled $692 ($2.47 per share) and $639 ($2.25 per share) for the nine months ended September 30, 2023 and 2022, respectively. The increase in net investment income during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 can primarily be attributed to higher investment income during the nine months ended September 30, 2023 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net realized gain (loss) on investments(1)	$(66)	$63	$(338)	$214
Net realized gain (loss) on foreign currency forward contracts	3	2	7	9
Net realized gain (loss) on foreign currency	1	5	4	12
Total net realized gain (loss)	$(62)	$70	$(327)	$235
______________
(1)We sold investments and received principal repayments, respectively, of $456 and $219 during the three months ended September 30, 2023 and $488 and $463 during the three months ended September 30, 2022. We sold investments and received principal repayments, respectively, of $1,315 and $591 during the nine months ended September 30, 2023 and $1,724 and $1,806 during the nine months ended September 30, 2022.
Provision for Taxes on Realized Gains on Investments
We recorded a provision for taxes on realized gains with respect to one of our equity investments of $0 and $0 during the three months ended September 30, 2023 and 2022, and $0 and $(3) during the nine months ended September 30, 2023 and 2022, respectively.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$79	$(451)	$237	$(930)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	—	15	(3)	31
Net change in unrealized gain (loss) on foreign currency	14	23	7	53
Total net change in unrealized appreciation (depreciation)	$93	$(413)	$241	$(846)
The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2023 was driven primarily by a general tightening of credit spreads along with appreciation on several specific assets in the portfolio. The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2022 was driven primarily by a general widening of credit spreads.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2023, the net increase in net assets resulting from operations was $265 ($0.95 per share) compared to a net decrease in net assets resulting from operations of $(127) ($(0.45) per share) during the three months ended September 30, 2022.

For the nine months ended September 30, 2023, the net increase in net assets resulting from operations was $606 ($2.16 per share) compared to a net increase in net assets resulting from operations of $25 ($0.09 per share) during the nine months ended September 30, 2022.

Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2023, we had $176 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $3,231 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2023, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of September 30, 2023, we had unfunded debt investments with aggregate unfunded commitments of $926.2, unfunded equity/other commitments of $695.3 and unfunded commitments of $560.2 of COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Advisor, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2023, the aggregate amount outstanding of the senior securities issued by us was $8.0 billion. As of September 30, 2023, our asset coverage was 187%. See “—Financing Arrangements.”
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2023:

	As of September 30, 2023 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.15%(1)	$132	$68	November 22, 2025
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	247	53	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.65%(1)	659	91	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.70%(1)	235	65	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,683(5)	2,954(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.85% - 3.01%(1)	345	—	January 15, 2031
Total			$8,046	$3,231
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of September 30, 2023, there was $200 term loan outstanding at SOFR+1.90% and $47 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €300 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.06 as of September 30, 2023 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD2 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.74 as of September 30, 2023 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £66 has been converted to U.S dollars at an exchange rate of £1.00 to $1.22 as of September 30, 2023 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD100 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.64 as of September 30, 2023 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of September 30, 2023, $18 of such letters of credit have been issued.
(7)As of September 30, 2023, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $393, $475, $452, $455, $253, $917, $343, $431 and $611, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of September 30, 2023, there were $275.1 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R and Class B-1R notes outstanding.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2023 or 2022 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the nine months ended September 30, 2023 and 2022:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2022
March 31, 2022	$0.63	$179
June 30, 2022	0.68	193
September 30, 2022	0.67	190
Total	$1.98	$562
Fiscal 2023
March 31, 2023	$0.70	$196
June 30, 2023	0.75	210
September 30, 2022	0.75	210
Total	$2.20	$616
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Second Amendment to the Ambler Funding Facility
On October 31, 2023, Ambler Funding LLC, or Ambler Funding, a wholly-owned subsidiary of the Company, entered into a second amendment, or the Second Amendment, to the loan and security agreement, dated November 22, 2019, or as subsequently amended, the Ambler Funding Credit Facility, by and among Ambler Funding, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral administrator and collateral custodian. The Second Amendment, among other things, (i) extended the maturity date from November 22, 2025 to May 22, 2027, (ii) extended the end of the revolving period from November 22, 2023 to May 22, 2025, (iii) amended the interest rate benchmark to replace the option of Ambler Funding to select either Daily Simple SOFR or Term SOFR with Daily 1M SOFR, (iv) increased the interest rate to (x) with respect to any advance bearing interest at Daily 1M SOFR, 2.75% per annum plus Daily 1M

SOFR, and (y) with respect to any advance bearing interest at the base rate, 1.75% per annum plus the base rate, (v) removed the minimum usage fee on any undrawn portion of the facility below $130 and (vi) amended the non-usage fee to be an amount equal to (x) 0.50% of the daily undrawn portion of the facility if the drawn portion of the facility is greater than 50% of the total facility, (y) 0.75% of the daily undrawn portion of the facility if the drawn portion of the facility is greater than 25%, but less than or equal to 50% of the total facility and (z) 1.00% of the daily undrawn portion of the facility if the drawn portion of the facility is less than or equal to 25% of the total facility.
Amendment No. 3 to Second Amended and Restated Senior Secured Revolving Credit Facility
On October 31, 2023, the Company, entered into an amendment no. 3, or Amendment No. 3, to the senior secured revolving credit facility, dated December 23, 2020, or as subsequently amended and restated, the Senior Revolving Credit Facility, by and among the Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. Amendment No. 3 provides for, among other things, (i) an upsize of the aggregate principal amount of the revolving credit commitments under the Senior Secured Revolving Credit Facility from $4,655 to $4,670, (ii) an upsize of the Company’s option to request, at one or more times, that existing and/or new lenders, at their election, provide additional commitments from an amount of up to $2,290 of additional commitments to up to $2,335 of additional commitments, (iii) an extension of the revolving period from May 17, 2026 to October 31, 2027, and (iv) an extension of the scheduled maturity date from May 17, 2027 to October 31, 2028.
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
Valuation of Portfolio Investments
Our board of directors is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Advisor’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, our board of directors has designated the Advisor as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Advisor’s valuation policy.
Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical securities    ; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in the Advisor’s valuation policy and communicates the information to the Advisor in the form of a valuation range for Level 3 assets;
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
•the Advisor then provides the valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by the Advisor’s board reporting obligations;
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
In circumstances where the Advisor deems appropriate, the Advisor’s internal valuation team values certain investments. When performing the internal valuations, the Advisor utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations are approved by an internal valuation committee of the Advisor, as well as the valuation committee of the board of directors, as described above.
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
Contractual Obligations
We have entered into agreements with the Advisor to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Advisor is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2023 and 2022.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2023, 68.6% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.9% were debt investments paying fixed interest rates while 15.6% were other income producing investments, 4.5% consisted of non-income producing investments, and the remaining 2.4% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Advisor with respect to our increased pre-incentive fee net investment income.
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

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2023 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(103)	$(33)	$(70)	(6.4)%
Down 50 basis points	(52)	(17)	(35)	(3.2)%
Up 50 basis points	52	17	35	3.2%
Up 100 basis points	103	33	70	6.4%
Up 150 basis points	155	50	105	9.7%
Up 200 basis points	206	66	140	12.9%
Up 250 basis points	258	83	175	16.1%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2023, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the nine months ended September 30, 2023 and 2022, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2023, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2023 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of September 30, 2023					Economic Hedging As of September 30, 2023
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2023 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	54.4	$35.1	$31.7	$3.2	A$	12.5	$8.3
British Pound Sterling		£102.0	124.6	118.2	11.8		£35.4	44.9
Canadian Dollars		$2.8	2.1	2.3	0.2		$1.0	0.8
Euros		€407.7	431.5	296.6	29.7		€0.0	0.0
Icelandic Krona	ISK	1,404.2	10.2	9.6	1.0	ISK	—	—
Swedish Krona	SEK	1,704.1	156.4	123.6	12.4	SEK	1,108.2	102.6
Total			$759.9	$582.0	$58.3			$156.6
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
As of September 30, 2023, the net contractual amount of our foreign currency forward contracts totaled $156.6, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2023, we had outstanding borrowings denominated in foreign currencies of €300, CAD2, £66 and AUD100 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A.    Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors that appeared under Item 1A. “Risk Factors” in our most recent Annual Report on Form 10-K. There are no material changes from the risk factors included within our most recent Annual Report on Form 10-K and Quarterly Reports on Form 10-Q.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
In November 2020, the Company’s board of directors authorized a stock repurchase program, which went into effect in September 2021, or the Share Repurchase Program. Under the Share Repurchase Program originally approved by the Company's board of directors, the Company was permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. On September 15, 2022, the program expired and was terminated pursuant to the terms of the program. On October 31, 2022, the board of directors approved a renewal of the Share Repurchase Program. The program provided for aggregate purchases of the Company’s common stock in amount up to $54, which was the aggregate amount remaining of the $100 amount originally approved by the board of directors. The timing, manner, price and amount of any share repurchases were determined by the Company based upon the evaluation of economic and market conditions, the Company’s stock price, applicable legal and regulatory requirements and other factors. The Share Repurchase Program did not require the Company to repurchase any specific number of shares and the Company did not assure stockholders that any shares would be repurchased under the program. As of September 30, 2023, the Share Repurchase Program has concluded since the aggregate repurchase amount under the program has been expended.
During the nine months ended September 30, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the Share Repurchase Program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32).
As previously disclosed, certain affiliates of the owners of the Advisor committed $100 to a $350 investment vehicle, or the Affiliated Purchaser, that may invest from time to time in shares of the Company. In September 2021, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the September 2021 Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The September 2021 Affiliated Purchaser Program provided for the purchase of up to $100 worth of shares of our common stock, subject to the limitations provided therein. The September 2021 Affiliated Purchase Program has concluded since the aggregate repurchase amount under the plan has been expended.
In December 2021, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the December 2021 Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The December 2021 Affiliated Purchaser Program provided for the purchase of up to $70 worth of shares of our common stock, subject to the limitations provided therein. The December 2021 Affiliated Purchaser Program has concluded since the aggregate repurchase amount under the plan has been expended.
In September 2022, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the September 2022 Affiliated Seller Program, to facilitate the sale of shares of our common stock pursuant to the terms and conditions of such plan. The September 2022 Affiliated Seller Program provided for the sale of up to 18.7 million shares of our common stock, subject to the limitations provided therein.
In August 2023, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the August 2023 Affiliated Seller Program, to facilitate the sale of shares of our common stock pursuant to the terms and conditions of such plan. The August 2023 Affiliated Seller Program provided for the sale of up to 16.4 million shares of our common stock, subject to the limitations provided therein.
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended

September 30, 2023. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2023 through July 31, 2023	—	$—	—	$—
August 1, 2023 through August 31, 2023	—	—	—	—
September 1, 2023 through September 30, 2023	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Share Repurchase Program and the Affiliated Purchaser Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

10.1*
Second Amendment to Loan and Security Agreement, dated as of October 31, 2023, by and among Ambler Funding, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral administrator and collateral custodian.

10.2*
Amendment No. 3, dated as of October 31, 2023, by and among FS KKR Capital Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 6, 2023.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer