Form 10-K
period 2023-12-31
FS KKR Capital Corp
filed 2024-02-26
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 814-00757
_________________________________________________
FS KKR Capital Corp.
(Exact name of registrant as specified in its charter)
_________________________________________________

Maryland	26-1630040
(State of Incorporation)	(I.R.S. Employer Identification Number)

201 Rouse Boulevard Philadelphia, Pennsylvania	19112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
_________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	FSK	The New York Stock Exchange
(Title of class)	(Trading Symbol(s))	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
_________________________________________________
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                        ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements   ☐.
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).   ☐.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐   No  ☒.
The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.4 billion.
There were 280,066,433 shares of the registrant’s common stock outstanding as of January 31, 2024.
_________________________________________________
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2023 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.
Item 1.    Business.
Summary
FS KKR Capital Corp. (NYSE: FSK), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2023, we had total assets of approximately $15.5 billion.
We are managed by FS/KKR Advisor, LLC, or the Adviser, a registered investment adviser under the Investment Advisers Act of 1940, as amended, or the Advisers Act, which oversees the management of our operations and is responsible for making investment decisions with respect to our portfolio. Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Adviser;
•employing a defensive investment approach focused on long-term credit performance and principal protection;
•focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual earnings before interest, taxes, depreciation and amortization, or EBITDA, of $50 million to $150 million at the time of investment;
•investing primarily in established, stable enterprises with positive cash flows; and
•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter,” or OTC, market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Adviser will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Adviser’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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
To seek to enhance our returns, we employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the

1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, following approval by our stockholders, our asset coverage requirement was reduced from 200% to 150%.
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the U.S. Securities and Exchange Commission, or the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated January 5, 2021, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit Advisors (US) LLC, or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.
About the Adviser
The Adviser is a Delaware limited liability company, located at 201 Rouse Boulevard, Philadelphia, PA 19112, registered as an investment adviser with the SEC under the Advisers Act. The Adviser is a partnership between an affiliate of Franklin Square Holdings, L.P. (which does business as FS Investments), or FS Investments, and KKR Credit. Our chairman and chief executive officer, Michael C. Forman, serves as the Adviser’s chairman and chief executive officer.
The Adviser has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The Adviser also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by the Adviser, FS Investments, KKR Credit and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Adviser, will allow the Adviser to successfully execute our investment strategies.
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
About FS Investments
FS Investments is a global alternative asset manager dedicated to delivering superior performance and innovative investment and capital solutions. The firm manages over $79 billion in assets for a wide range of clients, including institutional investors, financial professionals and individual investors. FS Investments provides access to a broad suite of alternative asset classes and strategies through its best-in-class investment teams and partners. With its diversified platform and flexible capital solutions, the firm is a valued partner to general partners, asset owners and portfolio companies. FS Investments is grounded in its high-performance culture and guided by its commitment to building value for its clients, investing in its colleagues and giving back to its communities. The firm has more than 500 employees across offices in the U.S., Europe and Asia and is headquartered in Philadelphia.
About KKR Credit
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $219 billion of assets under management as of December 31, 2023 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $553 billion in assets under management as of December 31, 2023, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

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
Opportunity in Middle Market Private Companies
In addition to investing in senior secured and second lien secured loans, we believe that the market for lending to private companies, particularly middle market private companies within the United States, presents a compelling investment opportunity. The following characteristics support our belief:
•Large Target Market. Middle market U.S. companies have historically represented a significant portion of the growth segment of the U.S. economy. These companies also often require substantial capital investment to grow their businesses. Historically, significant private equity capital has been available for investment in middle market companies and we expect that private equity firms will continue to leverage their investments in middle market companies with senior secured and second lien secured loans.
•Limited Investment Competition. Despite the size of the market, regulatory changes and other factors have diminished the role of traditional financial institutions in providing financing to middle market companies in favor of lending to large corporate clients and leading syndication efforts for capital markets transactions. Further, we believe a limited number of lenders are willing to hold large amounts of middle market loans. As a result, we believe our ability to eliminate syndication risk by holding middle market loans is a competitive advantage.
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
•Attractive Market Segment. The underserved nature of such a large segment of the market can at times create significant investment opportunities. In many environments, lending to middle market companies may offer more attractive economics than lending to larger corporations in terms of transaction pricing, up-front and ongoing fees, prepayment penalties, stricter covenants and quality collateral. In addition, middle market companies often have simpler capital structures and carry less leverage than larger companies, thus aiding the structuring and negotiation process and allowing us greater flexibility in structuring favorable transactions.
Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Large, scalable, global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Adviser and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 160 dedicated investment professionals at KKR Credit located in nine global cities. We also benefit from the expertise, network and resources of KKR & Co., which has approximately 700 investment professionals located in 26 global cities. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
Utilization of long-standing relationships and international capital market capabilities to source investments
The Adviser and its affiliates have worked diligently over many years to build strategic relationships with private equity firms, banks and trading desks globally. Our and our affiliates’ long history of serving as a reliable financing partner to middle-market sponsors, even during periods of significant market dislocation, has enhanced our reputation. We believe that our network of relationships will continue to produce attractive investment opportunities.
The Adviser also leverages the intellectual capital, industry experience and global network of KKR & Co.’s Capital Markets franchise to support the origination of new private credit investment opportunities. Through KKR & Co.’s Capital Markets franchise, the Adviser benefits from expanded sources of deal flow, real-time market intelligence on pricing trends and continuous dialogue with issuers and sponsors to provide holistic financing solutions to current and prospective portfolio companies. In addition, KKR & Co.’s Capital Markets franchise gives us the ability to access and originate larger transactions and enhances the Adviser’s ability to manage risk.
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
Disciplined, income-oriented investment philosophy
The Adviser employs a defensive investment approach focused on long-term credit performance and principal protection. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
Investment expertise across all levels of the corporate capital structure
The Adviser believes that its broad expertise and experience investing at all levels of a company’s capital structure enable us to manage risk while affording us the opportunity for significant returns on our investments. We attempt to capitalize on this expertise in an effort to produce and maintain an investment portfolio that will perform in a broad range of economic conditions.
Ability to create bespoke financing solutions through asset-based opportunities
The Adviser believes that there is an expansive and growing opportunity to create customized solutions in underserved asset classes, including across the aircraft, consumer finance and auto and equipment finance sectors. The Adviser will seek to identify investments with strong collateral protection, a low correlation to the broader markets and equity-like upside potential.
Maintenance of portfolio diversification
In addition to focusing our investments in middle-market companies, we seek to invest across various industries. The Adviser monitors our investment portfolio to ensure we have acceptable industry balance, using industry and market metrics as key indicators. By monitoring our investment portfolio for industry balance, we seek to reduce the effects of economic downturns associated with any particular industry or market sector. Notwithstanding our intent to invest across a variety of industries, we may from time to time hold securities of a single portfolio company that comprise more than 5.0% of our total assets and/or more than 10.0% of the outstanding voting securities of the portfolio company. For that reason, we are classified as a non-diversified management investment company under the 1940 Act.
Investment Strategy
Our principal focus is to invest in senior secured and second lien secured loans of private middle market U.S. companies, and to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of bonds, structured products, other debt securities and derivatives. The Adviser will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Adviser’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
When identifying prospective portfolio companies, we focus primarily on the attributes set forth below, which we believe will help us generate higher total returns with an acceptable level of risk. While these criteria provide general guidelines for our investment decisions, if we believe the benefits of investing are sufficiently strong, not all of these criteria necessarily will be met by each portfolio company in which we choose to invest. These attributes are:
•Leading, defensible market positions. We seek to invest in companies that have developed strong competitive positions within their respective markets and exhibit the potential to maintain sufficient cash flows and profitability to service our debt in a range of economic environments. We seek companies that can protect their competitive advantages through scale, scope, customer loyalty, product pricing or product quality versus their competitors, thereby minimizing business risk and protecting profitability.
•Investing in stable companies with positive cash flow. We seek to invest in established, stable companies with strong profitability and cash flows. Such companies, we believe, are well-positioned to maintain consistent cash flow to service and repay our loans and maintain growth in their businesses or market share. We do not intend to invest to any significant degree in start-up companies, turnaround situations or companies with speculative business plans.
•Proven management teams. We focus on companies that have experienced management teams with an established track record of success. We typically prefer our portfolio companies to have proper incentives in place, which may include non-cash and performance-based compensation, to align management’s goals with ours.
•Private equity sponsorship. Often we seek to participate in transactions sponsored by what we believe to be sophisticated and seasoned private equity firms. The Adviser believes that a private equity sponsor’s willingness to invest significant sums of equity capital into a company is an endorsement of the quality of the investment opportunity. Further, by co-investing with such experienced private equity firms which commit significant sums of equity capital ranking junior in priority of payment to our debt investments, we may benefit from the due diligence review performed by the private equity firm, in addition to our own due diligence review. Further, strong private equity sponsors with significant investments at risk may have both the ability and incentive to contribute additional capital in difficult economic times should operational or financial issues arise, which could provide additional protections for our investments.
•Allocation among various issuers and industries. We seek to allocate our portfolio broadly among issuers and industries, thereby attempting to reduce the risk of a downturn in any one company or industry having a disproportionate adverse impact on the value of our portfolio.
•Viable exit strategy. While we attempt to invest in securities that may be sold in a privately negotiated OTC market, providing us a means by which we may exit our positions, we expect that a large portion of our portfolio may not be sold on this secondary market. For any investments that are not able to be sold within this market, we focus primarily on investing in companies whose business models and growth prospects offer attractive exit possibilities, including repayment of our investments, an initial public offering of equity securities, a merger, a sale or a recapitalization, in each case with the potential for capital gains.

Joint Venture
We also co-invest with South Carolina Retirement Systems Group Trust, or SCRS, through Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, a joint venture with SCRS. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and SCRS each have 50% voting control of COPJV and together are required to agree on all investment decisions as well as certain other significant actions for COPJV. As of December 31, 2023, COPJV had total capital commitments of $2.4 billion, $2.1 billion of which was from us and the remaining $0.3 billion of which was from SCRS. As of December 31, 2023, we had funded approximately $1.6 billion of our commitment. Additionally, as of December 31, 2023, COPJV had $0.4 billion of borrowing capacity. As of December 31, 2023, our investment in COPJV was approximately $1.4 billion at fair value. We do not consolidate COPJV in our consolidated financial statements.
Investment Types
We primarily focus on the following investment types:
Senior Secured Loans
Senior secured loans are situated at the top of a company's capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate, the London Interbank Offered Rate, or LIBOR, or the Secured Overnight Financing Rate, or SOFR.
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
Derivatives
We may also invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. We anticipate that any use of derivatives would primarily be as a substitute for investing in conventional securities or to hedge potential risk that is identified by the Adviser.
Investments with Third-Parties
We may co-invest with third parties through partnerships, joint ventures or other entities, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. Such joint venture partners or third party managers may include former personnel of the Adviser or its affiliates or associated persons.
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
Investment Process
The investment professionals employed by the Adviser or its affiliates have spent their careers developing the resources necessary to invest in private companies. Our current transaction process is highlighted below.
Our Transaction Process
Sourcing
The relationships of the Adviser and its affiliates provide us with access to a robust and established pipeline of investment opportunities sourced from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisors, banks, brokers and family offices.
Evaluation
Screening. Once a potential investment has been identified, the Adviser screens the opportunity and makes a preliminary determination concerning whether to proceed with a more comprehensive deal-level due diligence review.
Pipeline/Risk Update. Upon review of the full deal pipeline, the Adviser raises key risks and issues to determine whether or not an investment meets our basic investment criteria and offers an acceptable probability of attractive returns with identifiable downside risk. The objective is for the Adviser to identify a suitable and attractive opportunity for a more comprehensive due diligence review based on the facts and circumstances surrounding the investment.
Deal-level Q&A: After an investment has been identified and preliminary due diligence has been completed, screening memos and a credit research analysis is prepared. These reports are reviewed by the Adviser’s investment committee, or the Investment Committee, to discuss key diligence and structuring issues. Following the Adviser’s review, the Investment Committee will complete any incremental due diligence prior to formal Investment Committee approval. Though each transaction may involve a somewhat different approach, the Adviser’s diligence of each opportunity could include:
•a full operational analysis to identify the key risks and opportunities of the target’s business, including a detailed review of historical and projected financial results;
•a detailed analysis of industry dynamics, competitive position, regulatory, tax and legal matters;
•on-site visits, if deemed necessary;
•background checks to further evaluate management and other key personnel;
•a review by legal and accounting professionals, environmental or other industry consultants, if necessary;
•financial sponsor due diligence, including portfolio company and lender reference checks, if necessary; and

•a review of management’s experience and track record.
Execution
Following any incremental due diligence, the Investment Committee is presented with a formal recommendation for approval. Once the Investment Committee has determined that the portfolio company is suitable for investment, the Adviser works with the management team of the prospective company to finalize the structure and terms of the investment. We believe that structuring transactions appropriately is a key factor to producing strong investment results. Accordingly, we will actively consider transaction structures and seek to process and negotiate terms that provide the best opportunities for superior risk-adjusted returns.
Post-Investment Monitoring
Portfolio Monitoring. The Adviser monitors our portfolio with a focus toward anticipating negative credit events. To maintain portfolio company performance and help to ensure a successful exit, the Adviser works closely with, as applicable, the lead equity sponsor, loan syndicator, portfolio company management, consultants, advisers and other security holders to discuss financial position, compliance with covenants, financial requirements and execution of the company’s business plan. In addition, depending on the size, nature and performance of the transaction, we may occupy a seat or serve as an observer on a portfolio company’s board of directors or similar governing body.
Typically, the Adviser receives financial reports detailing operating performance, sales volumes, cost of goods sold, operating expenses, operating margins, cash flows, financial position and other key operating metrics on a quarterly basis from our portfolio companies. The Adviser uses this data, combined with due diligence gained through contact with the company’s customers, suppliers, competitors, market research and other methods, to conduct an ongoing, rigorous assessment of the company’s operating performance and prospects.
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Portfolio Asset Quality” for a description of the conditions associated with each investment rating.
Valuation Process. Our board of directors is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser's valuation policy. As permitted by Rule 2a-5 of the 1940 Act, our board of directors has designated the Adviser as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser's valuation policy.
Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the Financial Accounting Standards Board, or FASB, clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical securities; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Adviser determines the fair value of our investment portfolio each quarter. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Adviser. In connection with that determination, the Adviser will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•our quarterly fair valuation process begins by the Adviser facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in the Adviser's valuation policy and communicates the information to the Adviser in the form of a valuation range for Level 3 assets;

•the Adviser then reviews the preliminary valuation information for each portfolio company or investment and provides feedback about the accuracy, completeness and timeliness of the valuation-related inputs considered by the independent third-party pricing or valuation service and any suggested revisions thereto prior to the independent third-party pricing or valuation service finalizing its valuation range;
•the Adviser then provides the valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by the Adviser's board reporting obligations;
•the valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee's role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides our board of directors with a report regarding the quarterly valuation process.
In circumstances where the Adviser deems appropriate, the Adviser’s internal valuation team values certain investments. When performing the internal valuations, the Adviser utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations are approved by an internal valuation committee of the Adviser, as well as the valuation committee of the board of directors, as described above.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, the Adviser may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, the Adviser is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by the Adviser or provided by any independent third-party valuation or pricing service that the Adviser deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Adviser and any independent third-party valuation services may consider when determining the fair value of our investments.
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
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Adviser may incorporate these factors into discounted cash flow models to arrive at fair value. Various methods may be used to determine the appropriate discount rate in a discounted cash flow model.
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
When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Adviser subsequently values these warrants or other equity securities received at their fair value.
Managerial Assistance. As a BDC, we must offer, and provide upon request, managerial assistance to certain of our portfolio companies. This assistance could involve, among other things, monitoring the operations of our portfolio companies, participating in board and management meetings, consulting with and advising officers of portfolio companies and providing other organizational and financial guidance. Depending on the nature of the assistance required, the Adviser will provide such managerial assistance on our behalf to portfolio companies that request this assistance. To the extent fees are paid for these services, we, rather than the Adviser, will retain any fees paid for such assistance.
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
Environmental, Social and Governance, or ESG, Policy
The Adviser generally integrates ESG considerations alongside traditional factors in the investment decision-making process. The Adviser considers such material ESG considerations to be those issues that it, in its sole discretion, determines have—or have the potential to have a substantial impact on an organization’s ability to create or preserve economic value. The Adviser applies proprietary criteria to assess potential financial and reputational risks to issuers. Examples of criteria the Adviser may consider in conducting this assessment include, without limitation, a carbon score based on the industry in which the company operates, environmental management, social management, diversity and inclusion, sponsor reputation, financial controls, committed management, organizational structure and litigation issues. An investment’s ESG considerations are assessed, monitored and re-evaluated on an ongoing basis. The identification of a risk related to one or more ESG considerations will not necessarily exclude a particular investment that, in the Adviser’s view, is otherwise suitable and attractively priced for investment. The Adviser may utilize data sources provided by third-party vendors and/or engage directly with issuers in assessing ESG issues.
While the Adviser may consider ESG factors when making an investment decision, the Company does not pursue an ESG-based investment strategy or limit its investments to those that meet specific ESG criteria or standards. Any reference in this Annual Report to environmental or social considerations is not intended to qualify the Company’s focus on seeking investments that it believes will generate attractive risk-adjusted returns, and ESG is not a principal investment strategy of the Company.
Risk Management
We seek to limit the downside potential of our investment portfolio by, among other things:
•applying our investment strategy guidelines for portfolio investments;
•requiring a total return on investments (including both interest and potential appreciation) that adequately compensates us for credit risk;
•allocating our portfolio among various issuers and industries, size permitting, with an adequate number of companies, across different industries, with different types of collateral; and
•negotiating or seeking debt investments with covenants or features that protect us while affording portfolio companies flexibility in managing their businesses consistent with preservation of capital, which may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights.
We may also enter into interest rate hedging transactions at the sole discretion of the Adviser. Such transactions will enable us to selectively modify interest rate exposure as market conditions dictate.
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
Operating and Regulatory Structure
Our investment activities are managed by the Adviser and supervised by our board of directors, a majority of whom are independent. Under the investment advisory agreement, we have agreed to pay the Adviser an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and an incentive fee based on our performance. See Notes 2 and 4 to our consolidated financial statements included in this annual report on Form 10-K for a description of the fees we pay to the Adviser.
From time to time, the Adviser may enter into sub-advisory relationships with registered investment advisers that possess skills or attributes that the Adviser believes will aid it in achieving our investment objectives. The Adviser oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Adviser assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to our administration agreement, dated April 9, 2018, or the administration agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Adviser. We reimburse the Adviser no less than quarterly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the administration agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Adviser. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.
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
We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2023 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on August 22, 2023 and expiring on August 22, 2024. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. In an order dated January 5, 2021, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy and any criteria established by our board of directors.
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
During 2023, compliance with material governmental regulation applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position.
Securities Exchange Act and Sarbanes-Oxley Act Compliance
We are subject to the reporting and disclosure requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including the filing of quarterly, annual and current reports, proxy statements and other required items. In addition, we are subject to the Sarbanes-Oxley Act, which imposes a wide variety of regulatory requirements on publicly-held companies and their insiders. Many of these requirements affect us. For example:
•pursuant to Rule 13a-14 promulgated under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;

•pursuant to Rule 13a-15 promulgated under the Exchange Act, our management is required to prepare a report regarding its assessment of our internal control over financial reporting; and
•pursuant to Item 308 of Regulation S-K, our auditors must attest to, and report on, our management’s assessment of our internal control over financial reporting.
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
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rates on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.
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
In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•continue to qualify as a BDC under the 1940 Act at all times during each tax year;
•derive in each tax year at least 90% of our gross income from dividends, interest, payments with respect to certain securities, loans, gains from the sale of stock or other securities, net income from certain “qualified publicly-traded partnerships,” or other income derived with respect to our business of investing in such stock or other securities, or the 90% Income Test; and
•diversify our holdings so that at the end of each quarter of the tax year:

▪at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and
▪no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships,” or the Diversification Tests.
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
Competition
Our primary competitors for investments include other BDCs and investment funds (including private equity funds, mezzanine funds and CLO funds). In addition, alternative investment vehicles, such as hedge funds, have begun to invest in areas in which they have not traditionally invested, including making investments in middle market private U.S. companies. We also compete with traditional financial services companies such as commercial banks. We believe we will be able to compete with these entities for financing opportunities on the basis of, among other things, the experience of the Adviser and its affiliates.
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
Employees
We do not currently have any employees. Each of our executive officers is a principal, officer or employee of the Adviser or its affiliates, which manages and oversees our investment operations. In the future, the Adviser may directly retain personnel based upon its needs.
Available Information
We file with or submit to the SEC annual, quarterly and current periodic reports, proxy statements and other information meeting the informational requirements of the Exchange Act. This information is available free of charge by calling us collect at (215) 495-1150 or on our website at www.fskkradvisor.com. Information contained on our website is not incorporated into this annual report on Form 10-K and you should not consider such information to be part of this annual report on Form 10-K. Such information is also available from the EDGAR database on the SEC's web site at www.sec.gov.

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
Risks Related to Our Business and Structure
•If our investment advisory agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
•The inability of the Adviser to generate investment opportunities through relationships with private equity sponsors, investment banks and commercial banks could adversely affect our business.
•We operate in a highly competitive market for investment opportunities.
•The SBCA Act allows us to incur additional leverage.
•Failure to safeguard the security of our data could compromise our ability to conduct business.
Risks Related to the Adviser and its Affiliates
•The Adviser and its affiliates face conflicts of interest as a result of arrangements between us and the Adviser and related to obligations the Adviser and its affiliates have to our affiliates and to other clients.
•We may be obligated to pay the Adviser incentive compensation on income that we have not received.
•We may face additional competition because employees of the Adviser are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Risks Related to Business Development Companies and RICs
•Failure to maintain our status as a BDC would reduce our operating flexibility.
•Our ability to acquire investments may be adversely affected if we cannot obtain financing.
•The requirement that we invest a sufficient portion of our assets in qualifying assets could preclude us from investing in accordance with our current business strategy; conversely, the failure to invest a sufficient portion of our assets in qualifying assets could result in our failure to maintain our status as a BDC.
Risks Related to our Investments
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•Our investments in prospective portfolio companies may be risky, and we could lose all of our investment.
•Our investments in private investment funds subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims. If there is a default, the value of any collateral securing our debt investments may not be sufficient to repay in full both the other creditors and us.
•Declines in market values or fair market values of our investments could result in significant net unrealized depreciation of our portfolio, which in turn would reduce our net asset value.

•A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value in accordance with policies and procedures approved by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
•We are exposed to risks associated with changes in interest rates.
•Our investments may include original issue discount and PIK instruments.
•We may from time to time enter into derivative transactions which expose us to certain risks.
Risks Related to Debt Financing
•We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.
•The agreements governing our debt financing arrangements contain various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations.
Risks Related to an Investment in Our Common Stock
•There is a risk that investors in our common stock may not receive distributions.
•Portions of the distributions that we make may represent a return of capital to stockholders.
•Our shares of common stock may trade at a discount to net asset value and we may issue shares at prices below our then-current net asset value.
•We may pay distributions from offering proceeds, borrowings or the sale of assets.
•Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law could deter takeover attempts and have an adverse impact on the value of our common stock.
•Holders of any preferred stock that we issue will have the right to elect members of the board of directors.
General Risk Factors
•Future disruptions or instability in capital markets could negatively impact the valuation of our investments and our ability to raise capital.
•Future economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.
•If a period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Risks Related to Our Business and Structure
Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if our agreement with the Adviser were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
Because we have no employees, we depend on the investment expertise, skill and network of business contacts of the Adviser. The Adviser evaluates, negotiates, structures, executes, monitors and services our investments. Our future success depends to a significant extent on the continued service of the Adviser, as well as its senior management team. The departure of any members of the Adviser’s senior management team could have a material adverse effect on our ability to achieve our investment objectives.
Our ability to achieve our investment objectives depends on the Adviser’s ability to identify, analyze, invest in, finance and monitor companies that meet our investment criteria. The Adviser’s capabilities in structuring the investment process, providing competent, attentive and efficient services to us, and facilitating access to financing on acceptable terms depend on the employment of investment professionals in an adequate number and of adequate sophistication to match the corresponding flow of transactions. To achieve our investment objectives, the Adviser may need to hire, train, supervise and manage new investment professionals to participate in our investment selection and monitoring process. The Adviser may not be able to find investment professionals in a timely manner or at all. Failure to support our investment process could have a material adverse effect on our business, financial condition and results of operations.
In addition, each of our investment advisory agreement and administration agreement with the Adviser has termination provisions that allow the parties to terminate the agreements without penalty. The investment advisory agreement and administration agreement may each be terminated at any time, without penalty, by the Adviser, upon 60 days’ notice to us. If the investment advisory agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Adviser and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
If the Adviser fails to maintain its existing relationships with private equity sponsors, investment banks and commercial banks on which it relies to provide us with potential investment opportunities, or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser has relationships generally are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
A number of entities compete with us to make the types of investments that we plan to make and we believe that recent market trends have increased the number of competitors seeking to invest in loans to private, middle market companies in the United States. We compete with public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors have access to funding sources that are not available to us. In addition, some of our competitors could have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company or the source of income, asset diversification and distribution requirements we must satisfy to maintain our qualification as a RIC. The competitive pressures we face could have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we can provide no assurance that we will be able to take advantage of attractive investment opportunities that arise from time to time, and we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objective.
The amount of capital in the private debt markets and overall competition for loans could result in short term returns for us that are lower than our long-term targets. If there is a decrease in the number of new investment opportunities in U.S. middle market companies like there was as a result of the COVID-19 pandemic during 2020, and if such conditions continue for an extended amount of time, they could have a material adverse effect on our business, financial condition and results of operations.
Identifying, structuring and consummating investments involves competition among capital providers and market and transaction uncertainty. The Adviser can provide no assurance that it will be able to identify a sufficient number of suitable investment opportunities or to avoid prepayment of existing investments to satisfy our investment objectives, including as necessary to effectively structure credit facilities or other forms of leverage. The loan origination market is very competitive, which can result in loan terms that are more favorable to borrowers, and conversely less favorable to lenders, such as lower interest rates and fees, weaker borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Increased competition could cause us to make more loans that are “cov-lite” in nature and, in a distressed scenario, there can be no assurance that these loans will retain the same value as loans with a full package of covenants. As a result of these conditions, the market for leveraged loans could become less advantageous than expected for us, and this could increase default rates, decrease recovery rates or otherwise harm our returns. The risk of prepayment is also higher in the current competitive environment if borrowers are offered more favorable terms by other lenders. The financial markets have experienced substantial fluctuations in prices and liquidity for leveraged loans. Any further disruption in the credit and other financial markets could have substantial negative effects on general economic conditions, the availability of required capital for companies and the operating performance of such companies. These conditions also could result in increased default rates and credit downgrades, and affect the liquidity and pricing of the investments made by us. Conversely, periods of economic stability and increased competition among capital providers could increase the difficulty of locating investments that are desirable for us.

With respect to the investments we make, we do not seek to compete based primarily on the interest rates we offer, and we believe that some of our competitors could make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we compete generally on the basis of pricing terms. With respect to all investments, we could lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we could experience decreased net interest income, lower yields and increased risk of credit loss. We could also compete for investment opportunities with accounts managed or sponsored by the Adviser or its affiliates. Although the Adviser allocates opportunities in accordance with its allocation policy, allocations to such other accounts will reduce the amount and frequency of opportunities available to us and thus not necessarily be in the best interests of us and our securityholders. Moreover, the performance of investments will not be known at the time of allocation.
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
We, our portfolio companies and our business partners are subject to regulation at the local, state and federal level. New legislation may be enacted, amended or repealed or new interpretations, rulings or regulations could be adopted, including those governing the types of investments we are permitted to make and the deductibility of interest expense by our portfolio companies, potentially with retroactive effect. For example, certain provisions of the Dodd-Frank Act, which influences many aspects of the financial services industry, have been amended or repealed and the Code has been substantially amended and reformed. New or repealed legislation, interpretations, rulings or regulations could require changes to certain business practices of us or our portfolio companies, negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, any changes to the laws and regulations governing our operations, including with respect to permitted investments, may cause us to alter our investment strategy to avail ourselves of new or different opportunities or make other changes to our business. Such changes could result in material differences to our strategies and plans as set forth in this annual report on Form 10-K and may result in our investment focus shifting from the areas of expertise of the Adviser to other types of investments in which the Adviser may have less expertise or little or no experience. Thus, any such changes, if they occur, could have a material adverse effect on our results of operations and the value of a stockholder’s investment.
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
We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may use derivative instruments including, in particular, swaps and other similar transactions, in seeking to achieve its investment objective or for other reasons, such as cash management, financing activities or to hedge its positions. Accordingly, these derivatives may be used in limited instances as a form of leverage or to seek to enhance returns, including speculation on changes in credit spreads, interest rates or other characteristics of the market, individual securities or groups of securities. If we invest in a derivative for speculative purposes, we will be fully exposed to the risks of loss of that derivative, which may sometimes be greater than the derivative’s cost. The use of derivatives may involve substantial leverage. The use of derivatives may subject us to various risks, including counterparty risk, currency risk, leverage risk, liquidity risk, correlation risk, index risk and regulatory risk.
Furthermore, our ability to successfully use derivatives depends on the Adviser’s ability to predict pertinent securities prices, interest rates, currency exchange rates and other economic factors, which cannot be assured. Additionally, segregated liquid assets, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to derivatives are not otherwise available to us for investment purposes.
Rule 18f-4 under the 1940 Act (the “Derivatives Rule”) provides a comprehensive framework for the use of derivatives by business development companies. The Derivatives Rule permits business development companies, subject to various conditions described below, to enter into derivatives transactions and certain other transactions notwithstanding the restrictions on the issuance of “senior securities” under Section 18 of the 1940 Act.
Business development companies that don’t qualify as “limited derivatives users” as defined below, are required by the Derivatives Rule to, among other things, (i) adopt and implement a derivatives risk management program (“DRMP”) and new testing requirements; (ii) comply with a relative or absolute limit on fund leverage risk calculated based on value-at-risk (“VaR”); and (iii) comply with new requirements related to board and SEC reporting. The DRMP is administered by a “derivatives risk manager,” who is appointed by the Company's board of directors and periodically reviews the DRMP and reports to the Company's board of directors.
The Derivatives Rule provides an exception from the DRMP, VaR limit and certain other requirements for a business development company that limits its “derivatives exposure” to no more than 10% of its net assets (as calculated in accordance with the Derivatives Rule) (a “limited derivatives user”), provided that the business development company establishes appropriate policies and procedures reasonably designed to manage derivatives risks, including the risk of exceeding the 10% “derivatives exposure” threshold.
The requirements of the Derivatives Rule may limit our ability to engage in derivatives transactions as part of our investment strategies. These requirements may also increase the cost of our investments and cost of doing business, which could adversely affect the value of our investments and/or our performance. The rule also may not be effective to limit our risk of loss. In particular, measurements of VaR rely on historical data and may not accurately measure the degree of risk reflected in our derivatives or other investments. There may be additional regulation of the use of derivatives transactions by business development companies, which could significantly affect our use. The ultimate impact of the regulations remains unclear. Additional regulation of derivatives transactions may make them more costly, limit their availability or utility, otherwise adversely affect their performance or disrupt markets.
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

Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. Cybersecurity risks have significantly increased in recent years and, while we have not experienced any material losses relating to cyber-attacks or other information security breaches, we could suffer such losses in the future. Our, our affiliates and our and their respective third-party service providers’ computer systems, software and networks may be vulnerable to unauthorized access, computer viruses or other malicious code and other events that could have a security impact, as well as cyber-attacks that do not have a security impact but may nonetheless cause harm, such as causing denial-of-service attacks (i.e., efforts to make network services unavailable to intended users) on websites, servers or other online systems. If one or more of such events occur, it potentially could jeopardize confidential and other information, including nonpublic personal information and sensitive business data, processed and stored in, and transmitted through, computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our affiliates and our and their respective third-party service providers. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations.
Substantial costs may be incurred in order to prevent any cyber incidents in the future. The costs related to cyber or other security threats or disruptions may not be fully insured or indemnified by other means. Privacy and information security laws and regulation changes, and compliance with those changes, may result in cost increases due to system changes and the development of new administrative processes. In addition, we may be required to expend significant additional resources to modify our protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. There is no assurance that any efforts to mitigate cybersecurity risks undertaken by us, our affiliates, or our or their respective third-party service providers will be effective. If we fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our business, liability to investors, regulatory intervention or reputational damage.
We and our Adviser could be the target of litigation.
We and our Adviser could become the target of securities class action litigation or other similar claims if our common stock price fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
Our business and operations could be negatively affected if we become subject to stockholder activism, which could cause us to incur significant expense, hinder the execution of our investment strategy or impact our stock price.
Stockholder activism, which could take many forms, including making public demands that we consider certain strategic alternatives for the Company, engaging in public campaigns to attempt to influence our corporate governance and/or our management, and commencing proxy contests to attempt to elect the activists’ representatives or others to our board of directors, or arise in a variety of situations, has been increasing in the BDC space recently. While we are currently not subject to any stockholder activism, because of potential volatility of our stock price and for a variety of other reasons, we may in the future become the target of stockholder activism. Stockholder activism could result in substantial costs and divert management’s and our board of directors’ attention and resources from our business. Additionally, such stockholder activism could give rise to perceived uncertainties as to our future and adversely affect our relationships with service providers and our portfolio companies. Also, we may be required to incur significant legal and other expenses related to any activist stockholder matters. Further, our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.
ESG and Sustainability Risks
The Adviser will assess ESG risks on an investment-by-investment basis. The likely impacts of sustainability risks on the returns of the Company will depend on the Company’s exposure to investments that are vulnerable to sustainability risks and the materiality of the sustainability risks. The negative impacts of sustainability risks on the Company may be mitigated by the Adviser’s approach to integrating sustainability risks in its investment decision-making. However, there is no guarantee that these measures will mitigate or prevent sustainability risks from materializing in respect of the Company.

The likely impact on the returns of the Company from an actual or potential material decline in the value of an investment due to an ESG event or condition will vary and depend on several factors including, but not limited to, the type, extent, complexity and duration of the event or condition, prevailing market conditions and the existence of any mitigating factors.
The ESG information used to determine whether companies are managed and behave responsibly may be provided by third-party sources and is based on backward-looking analysis. The subjective nature of non-financial ESG criteria means a wide variety of outcomes are possible. The data may not adequately address material sustainability factors. The analysis is also dependent on companies disclosing relevant data and the availability of this data can be limited.

Risks Related to the Adviser and its Affiliates
The Adviser and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Adviser, which could result in actions that are not in the best interests of our stockholders.
The Adviser and its affiliates receive substantial fees from us in return for their services, and these fees could influence the advice provided to us. We pay to the Adviser an incentive fee that is based on the performance of our portfolio and an annual base management fee that is based on the average weekly value of our gross assets. Because the incentive fee is based on the performance of our portfolio, the Adviser may be incentivized to make investments on our behalf that are riskier or more speculative than would be the case in the absence of such compensation arrangement. The way in which the incentive fee is determined may also encourage the Adviser to use leverage to increase the return on our investments. In addition, because the base management fee is based upon the average weekly value of our gross assets, which includes any borrowings for investment purposes, the Adviser may be incentivized to recommend the use of leverage or the issuance of additional equity to make additional investments and increase the average weekly value of our gross assets. Under certain circumstances, the use of leverage may increase the likelihood of default, which could disfavor holders of our common stock. Our compensation arrangements could therefore result in our making riskier or more speculative investments, or relying more on leverage to make investments, than would otherwise be the case. This could result in higher investment losses, particularly during cyclical economic downturns.
We may be obligated to pay the Adviser incentive compensation on income that we have not received.
Any incentive fee payable by us that relates to our net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
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
There may be conflicts of interest related to obligations the Adviser’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Adviser is also investment adviser to KKR FS Income Trust and KKR FS Income Trust Select, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Adviser serve and may serve in the future in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Adviser, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with FS Investments or KKR Credit.

The Adviser and its employees will devote only as much of its or their time to our business as the Adviser and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
The time and resources that the Adviser and individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that the Adviser and individuals employed by the Adviser are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither the Adviser, nor persons providing services to us on behalf of the Adviser, are prohibited from raising money for and managing another investment entity that makes the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities.
The Adviser’s liability is limited under each of the investment advisory agreement and the administration agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to each of the investment advisory agreement and the administration agreement, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser will not be liable to us for their acts under the investment advisory agreement or the administration agreement, as applicable, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the investment advisory agreement or the administration agreement, as applicable. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our board of directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our board of directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our board of directors and, in some cases, the SEC. In an order dated January 5, 2021, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
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
Derivatives. We may invest from time to time in derivatives, including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the possible default of the other party to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Certain of the derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of owning such instruments. The ability to successfully use derivative investments depends on the ability of the Adviser to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to it for other investment purposes, which may result in lost opportunities for gain.
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
We expect to make investments in portfolio companies that are domiciled outside of the United States. We anticipate that up to 30% of our investments may be in these types of assets. Our investments in foreign portfolio companies are deemed “non-qualifying assets,” which means, as required by the 1940 Act, they, along with other non-qualifying assets, may not constitute more than 30% of our total assets at the time of our acquisition of any asset, after giving effect to the acquisition. Notwithstanding the limitation on our ownership of foreign portfolio companies, such investments subject us to many of the same risks as our domestic investments, as well as certain additional risks, including the following:
•foreign governmental laws, rules and policies, including those restricting the ownership of assets in the foreign country or the repatriation of profits from the foreign country to the United States;
•foreign currency devaluations that reduce the value of and returns on our foreign investments;
•adverse changes in the availability, cost and terms of investments due to the varying economic policies of a foreign country in which we invest;
•adverse changes in tax rates, the tax treatment of transaction structures and other changes in operating expenses of a particular foreign country in which we invest;
•the assessment of foreign-country taxes (including withholding taxes, transfer taxes and value added taxes, any or all of which could be significant) on income or gains from our investments in the foreign country;
•adverse changes in foreign-country laws, including those relating to taxation, bankruptcy and ownership of assets;
•changes that adversely affect the social, political and/or economic stability of a foreign country in which we invest;
•high inflation in the foreign countries in which we invest, which could increase the costs to us of investing in those countries;
•deflationary periods in the foreign countries in which we invest, which could reduce demand for our assets in those countries and diminish the value of such investments and the related investment returns to us; and
•legal and logistical barriers in the foreign countries in which we invest that materially and adversely limit our ability to enforce our contractual rights with respect to those investments.

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
We rely primarily on information provided by managers of private investment funds in valuing our investments in such funds. There is a risk that inaccurate valuations provided by managers of private investment funds could adversely affect the value of our common stock. In addition, there can be no assurance that a manager of a private investment fund will provide advance notice of any material change in such private investment fund’s investment program or policies and thus, our investment portfolio may be subject to additional risks which may not be promptly identified by the Adviser. Moreover, we may not be able to withdraw our investments in certain private investment funds promptly after we make a decision to do so, which may result in a loss to us and adversely affect our investment returns.
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
Investments in middle market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:
•may have limited financial resources and may be unable to meet the obligations under their debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral pledged under such securities and a reduction in the likelihood of us realizing any guarantees we may have obtained in connection with our investment;

•have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tends to render them more vulnerable to competitors’ actions and changing market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers and directors and members of the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies; and
•may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.
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
Under the 1940 Act, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value, in accordance with policies and procedures approved by our board of directors. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period as unrealized depreciation, which could result in a significant reduction to our net asset value for a given period.
A significant portion of our investment portfolio does not have a readily available market price and is and will be recorded at fair value in accordance with policies and procedures approved by our board of directors and, as a result, there is and will be uncertainty as to the value of our portfolio investments.
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, in accordance with policies and procedures approved by our board of directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated OTC secondary market for institutional investors or are not traded at all. As a result, the Adviser, with oversight from our board of directors, will value these securities quarterly at fair value.
Pursuant to Rule 2a-5 under the 1940 Act, our board has designated the Adviser to perform, subject to board oversight, fair value determinations of our investments. Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments.
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

Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates have increased, those securities with a lower yield-at-cost have experienced a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period.
Because we incur indebtedness to make investments, our net investment income is dependent, in part, upon the difference between the rate at which we borrow funds or pay interest on outstanding debt securities and the rate at which we invest these funds. The recent increases in interest rates have made it more expensive to use debt to finance our investments and to refinance our current financing arrangements. In addition, certain of our financing arrangements provide for adjustments in the loan interest rate along with changes in market interest rates. Therefore, in periods of rising interest rates, our cost of funds will increase, which could materially reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income.
We have and may continue to structure the majority of our debt investments with floating interest rates to position our portfolio more favorably for rate increases. However, there can be no assurance that this will successfully mitigate our exposure to interest rate risk. For example, in rising interest rate environments, payments under floating rate debt instruments generally will rise and there may be a significant number of issuers of such floating rate debt instruments that will be unable or unwilling to pay such increased interest costs and may otherwise be unable to repay their loans. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. Investments in floating rate debt instruments may also decline in value in response to rising interest rates if the interest rates of such investments do not rise as much, or as quickly, as market interest rates in general. Similarly, during periods of rising interest rates, our fixed rate investments may decline in value because the fixed rate of interest paid thereunder may be below market interest rates.
Following their publication on June 30, 2023, no settings of the London Interbank Offered Rate, or LIBOR, continue to be published on a representative basis and publication of many non-U.S. dollar LIBOR settings has been entirely discontinued. On July 29, 2021, the U.S. Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, formally recommended replacing U.S.-dollar LIBOR with SOFR, a new index calculated by short-term repurchase agreements, backed by Treasury securities. In April 2018, the Bank of England began publishing its proposed alternative rate, the Sterling Overnight Index Average, or SONIA. Each of SOFR and SONIA significantly differ from LIBOR, both in the actual rate and how it is calculated. Further, on March 15, 2022, the Consolidation Appropriations Act of 2022, which includes the Adjustable Interest Rate (LIBOR) Act, or the LIBOR Act, was signed into law in the United States. This legislation establishes a uniform benchmark replacement process for certain financial contracts that mature after June 30, 2023 that do not contain clearly defined or practicable LIBOR fallback provisions. The legislation also creates a safe harbor that shields lenders from litigation if they choose to utilize a replacement rate recommended by the Board of Governors of the Federal Reserve System.
In addition, the U.K. Financial Conduct Authority, or the FCA, which regulates the publisher of LIBOR (ICE Benchmark Administration), has announced that it will require the continued publication of the one-, three- and six-month tenors of U.S.-dollar LIBOR on a non-representative synthetic basis until the end of September 2024, which may result in certain non-U.S. law-governed contracts and U.S. law-governed contracts not covered by the federal legislation remaining on synthetic U.S.-dollar LIBOR until the end of this period. Although the transition process away from LIBOR has become increasingly well-defined (e.g. the LIBOR Act now provides a uniform benchmark replacement for certain LIBOR-based instruments in the United States), the transition process is complex, and it could cause a disruption in the credit markets generally and could have adverse impacts on our business, financial condition and results of operations, including, among other things, increased volatility or illiquidity in markets for instruments that continue to rely on LIBOR or which have been transitioned away from LIBOR to a different rate like SOFR and, in any case, could result in a reduction in the value of certain of our investments.
Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the investment advisory agreement and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.
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
Our investments are primarily in privately held companies. Investments in private companies pose significantly greater risks than investments in public companies. First, private companies have reduced access to the capital markets, resulting in diminished capital resources and the ability to withstand financial distress. As a result, these companies, which may present greater credit risk than public companies, may be unable to meet the obligations under their debt securities that we hold. Second, the investments themselves often may be illiquid. The securities of most of the companies in which we invest are not publicly traded or actively traded on the secondary market and are, instead, traded on a privately negotiated OTC secondary market for institutional investors. In addition, such securities may be subject to legal and other restrictions on resale. As such, we may have difficulty exiting an investment promptly or at a desired price prior to maturity or outside of a normal amortization schedule. In addition, in a restructuring, we may receive substantially different securities than our original investment in a portfolio company, including securities in a different part of the capital structure. These investments may also be difficult to value because little public information generally exists about private companies, requiring an experienced due diligence team to analyze and value the potential portfolio company. Finally, these companies often may not have third-party debt ratings or audited financial statements. We must therefore rely on the ability of the Adviser to obtain adequate information through due diligence to evaluate the creditworthiness and potential returns from investing in these companies. These companies and their financial information will generally not be subject to the Sarbanes-Oxley Act and other rules and regulations that govern public companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and we may lose money on our investments.
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
To the extent that we invest in original issue discount or PIK instruments and the accretion of original issue discount or PIK interest income constitutes a portion of our income, we will be exposed to risks associated with the requirement to include such non-cash income in taxable and accounting income prior to receipt of cash, including the following:
•The higher interest rates on PIK instruments reflect the payment deferral and increased credit risk associated with these instruments, and PIK instruments generally represent a significantly higher credit risk than coupon loans;
•Original issue discount and PIK instruments may have unreliable valuations because the accruals require judgments about collectability of the deferred payments and the value of any associated collateral;
•An election to defer PIK interest payments by adding them to the principal on such instruments increases our future investment income which increases our gross assets and, as such, increases the Adviser’s future base management fees which, thus, increases the Adviser’s future income incentive fees at a compounding rate;
•Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•The deferral of PIK interest on an instrument increases the loan-to-value ratio, which is a measure of the riskiness of a loan, with respect to such instrument;
•Even if the conditions for income accrual under GAAP are satisfied, a borrower could still default when actual payment is due upon the maturity of such loan;
•For accounting purposes, cash distributions to investors representing original issue discount income are not derived from paid-in capital, although they may be paid from the offering proceeds. Thus, although a distribution of original issue discount income may come from the cash invested by investors, the 1940 Act does not require that investors be given notice of this fact;
•Tax legislation requires that income be recognized for tax purposes no later than when recognized for financial reporting purposes;
•The required recognition of PIK interest for U.S. federal income tax purposes may have a negative impact on liquidity, as it represents a non-cash component of our investment company taxable income that may require cash distributions to stockholders in order to maintain our ability to be subject to tax as a RIC; and
•Original issue discount may create a risk of non-refundable cash payments to the Adviser based on non-cash accruals that may never be realized.
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
We may co-invest with third parties through partnerships, joint ventures or other entities, such as COPJV, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect its position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of its third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
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
In addition, the decision to utilize leverage will increase our assets and, as a result, will increase the amount of base management fees payable to the Adviser. See “Risks Related to the Adviser and its Affiliates—The Adviser and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Adviser, which could result in actions that are not in the best interests of our stockholders.”
Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $19.2 billion in total assets, (ii) a weighted average cost of funds of 5.29%, (iii) $11.6 billion in debt outstanding and (iv) $6.9 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders	(36.72)%	(22.81)%	(8.89)%	5.02%	18.93%
Similarly, assuming (i) $19.2 billion in total assets, (ii) a weighted average cost of funds of 5.29% and (iii) $11.6 billion in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 3.20% in order to cover the annual interest payments on our outstanding debt.
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
Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on August 22, 2024. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after August 22, 2024.
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
Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue 750,000,000 shares of common stock. Pursuant to our charter, a majority of our entire board of directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our board of directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of the Adviser. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.
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
The Maryland General Corporation Law, or the MGCL, and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not “interested persons” as defined in the 1940 Act. Under the Maryland Control Share Acquisition Act, or the MCSAA, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the MCSAA any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the MCSAA) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the MCSAA does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the MCSAA (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
Recent court decisions have created uncertainty surrounding the application of MCSAA.
The Company is subject to the MCSAA. Pursuant to the Company’s bylaws, the MSCAA does not apply to acquisitions by any person of shares of our common stock. However, some uncertainty around the general application under the 1940 Act of state control share statutes exists due to recent court decisions and, in some circumstances, uncertainty may also exist in how to enforce the control share restrictions contained in state control share statutes against beneficial owners who hold their shares through financial intermediaries.
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
The market price and liquidity of the market for our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:
•significant volatility in the market price and trading volume of securities of publicly traded RICs, BDCs or other companies in our sector, which are not necessarily related to the operating performance of these companies;
•price and volume fluctuations in the overall stock market from time to time;
•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;
•loss of our BDC or RIC status;
•changes in our earnings or variations in our operating results;
•changes in the value of our portfolio of investments;
•any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•departure of the Adviser’s key personnel;
•operating performance of companies comparable to us;
•short-selling pressure with respect to shares of our common stock or BDCs generally;
•future sales of our securities convertible into or exchangeable or exercisable for our common stock or the conversion of such securities;
•uncertainty surrounding the strength of the economy;
•general economic trends and other external factors; and
•loss of a major funding source.
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. See “Risks Related to Our Business and Structure—We and our Adviser could be the target of litigation.”
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
We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month period concluding on August 22, 2024. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Such dilutive effects may be material.
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
•The Annual Distribution Requirement will be satisfied if we distribute to our stockholders on an annual basis at least 90% of our net ordinary income and net short-term capital gain in excess of net long-term capital loss. if any. We will be subject to a 4% nondeductible U.S. federal excise tax, however, to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. Because we use debt financing, we are subject to certain asset coverage ratio requirements under the 1940 Act and are currently, and may in the future become, subject to certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the Annual Distribution Requirement. If we are unable to obtain cash from other sources, we could fail to qualify for RIC tax treatment and thus become subject to corporate-level U.S. federal income tax.
•The 90% Income Test will be satisfied if we earn at least 90% of our gross income for each tax year from dividends, interest, gains from the sale of securities or similar sources.
•The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our tax year. To satisfy these requirements, at least 50% of the value of our assets must consist of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of such issuer; and no more than 25% of the value of our assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly-traded partnerships.” Failure to meet these requirements may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.
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
From time to time, the global capital markets may experience periods of disruption and instability, which could be prolonged and which could materially and adversely impact the broader financial and credit markets, have a negative impact on the valuations of our investments and reduce the availability to us of debt and equity capital. For example, between 2008 and 2009, instability in the global capital markets resulted in disruptions in liquidity in the debt capital markets, significant write-offs in the financial services sector, the re-pricing of credit risk in the broadly syndicated credit market and the failure of major domestic and international financial institutions. In particular, the financial services sector was negatively impacted by significant write-offs as the value of the assets held by financial firms declined, impairing their capital positions and abilities to lend and invest. While market conditions have recovered from the events of 2008 and 2009, there have been continuing periods of volatility. For example, continued uncertainty surrounding the negotiation of trade deals between Britain and the European Union (the “EU”) following the United Kingdom’s (the “U.K.”) exit from the EU and uncertainty between the United States and other countries with respect to trade policies, treaties, and tariffs, among other factors, have caused disruption in the global markets. There can be no assurance that market conditions will not worsen in the future.
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
Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans or meet other obligations during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may also decrease the value of any collateral securing our debt investments and the value of our equity investments. Economic slowdowns or recessions could lead to losses of value in our portfolio and a decrease in our revenues, net income, net worth and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us on terms we deem acceptable. These events could prevent us from increasing investments and harm our operating results. Economic downturns or recessions may also result in a portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders, which could lead to defaults and, potentially, acceleration of the time when the loans are due and foreclosure on its assets representing collateral for its obligations, which could trigger cross defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt that we hold and the value of any equity securities we own. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all or a portion of our claim to those of other creditors.

Events outside of our control, including public health crises, could negatively affect our portfolio companies and our results of operations.
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of the Company's control. The Company, the Adviser, and the portfolio companies in which the Company invests in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including the Company, the Adviser, a portfolio company or a counterparty to the Company, the Adviser, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of the Adviser or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact the Company, the Adviser, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company invests or its portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
In early 2020, an outbreak of a novel strain of coronavirus, or COVID-19, emerged globally. The outbreak of COVID-19 and its variants resulted in closing international borders, enhanced health screenings, healthcare service preparation and delivery, quarantines, cancellations, disruptions to supply chains and customer activity, as well as general public concern and uncertainty. This outbreak negatively affected the worldwide economy, as well as the economies of individual countries, the financial health of individual companies and the market in general in significant and unforeseen ways. In May 2023, the World Health Organization declared the end of the global emergency status for COVID-19, and the United States subsequently ended the federal COVID-19 public health emergency declaration effective May 11, 2023. Although vaccines for COVID-19 are widely available, it is unknown how long certain circumstances related to the pandemic will persist, whether they will reoccur in the future, and what additional implications may follow from the pandemic. The impact of these events and other epidemics or pandemics in the future could adversely affect the performance of the Adviser, the Company, and the Company's portfolio companies.
We are currently operating in a period of capital markets disruption and economic uncertainty.
The success of our activities is affected by general economic and market conditions, including, among others, interest rates, availability of credit, inflation rates, economic uncertainty, changes in laws, and trade barriers. These factors could affect the level and volatility of securities prices and the liquidity of our investments. Volatility or illiquidity could impair our profitability or result in losses. These factors also could adversely affect the availability or cost of our leverage, which would result in lower returns. In addition, the U.S. capital markets have experienced extreme volatility and disruption including, as a result of the COVID-19 pandemic, certain regional bank failures, and an inflationary economic environment. Disruptions in the capital markets have increased the spread between the yields realized on risk-free and higher risk securities, resulting in illiquidity in parts of the capital markets.
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

If a period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
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
Global economic, political and market conditions, including potential downgrades of the U.S. credit rating, may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine and the Israel-Hamas conflict) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide.
For example, the impact of downgrades by rating agencies to the U.S. government’s sovereign credit rating or its perceived creditworthiness as well as potential government shutdowns and uncertainty surrounding transfers of power could adversely affect the U.S. and global financial markets and economic conditions. Since 2010, several EU countries have faced budget issues, some of which may have negative long-term effects for the economies of those countries and other EU countries. There is concern about national-level support for the Euro and the accompanying coordination of fiscal and wage policy among European Economic and Monetary Union member countries. In addition, the fiscal policy of foreign nations, such as Russia and China, may have a severe impact on the worldwide and U.S. financial markets. The U.K.’s decision to leave the EU, or Brexit, led to volatility in global financial markets. The longer term economic, legal, political and social implications of Brexit remain unclear. Brexit has led to ongoing political and economic uncertainty and periods of increased volatility in both the U.K. and in wider European markets for some time. Brexit could lead to calls for similar referendums in other European jurisdictions, which could cause increased economic volatility in the European and global markets. This mid- to long-term uncertainty could have adverse effects on the economy generally and on our ability to earn attractive returns. In particular, currency volatility could mean that our returns are adversely affected by market movements and could make it more difficult, or more expensive, for us to execute prudent currency hedging policies. Potential decline in the value of the British Pound and/or the Euro against other currencies, along with the potential further downgrading of the U.K.’s sovereign credit rating, could also have an impact on the performance of certain investments made in the U.K. or Europe.
We cannot predict the effects of these or similar events in the future on the U.S. and global economies and securities markets or on our investments. We monitor developments in economic, political and market conditions and seek to manage our investments in a manner consistent with achieving our investment objective, but there can be no assurance that we will be successful in doing so.
We and our portfolio companies may maintain cash balances at financial institutions that exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Our cash is held in accounts at U.S. banking institutions. Cash held by us and our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation insurance limits. If such banking institutions were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we assess our portfolio companies’ banking relationships as necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our or our portfolio companies’ respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
The ongoing invasion of Ukraine by Russia may have a material adverse impact on us and our portfolio companies.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. In February 2022, Russia invaded Ukraine and, in response, the United States and many other countries placed economic sanctions on certain Russian entities and individuals. Because Russia is a major exporter of oil and natural gas, the invasion and related sanctions have reduced the supply, and increased the price, of energy, which is accelerating inflation and may exacerbate ongoing supply chain issues. There is also the risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although we have no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on our portfolio and the value of an investment in us. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.
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
The Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations, as well as anti-boycott regulations, may also apply to and restrict our activities, our portfolio companies and other issuers of our investments. If an issuer or we were to violate any such laws or regulations, such issuer or we may face significant legal and monetary penalties. The U.S. government has indicated that it is particularly focused on FCPA enforcement, which may increase the risk that an issuer or we become the subject of such actual or threatened enforcement. In addition, certain commentators have suggested that private investment firms and the funds that they manage may face increased scrutiny and/or liability with respect to the activities of their underlying portfolio companies. As such, a violation of the FCPA or other applicable regulations by us or an issuer of our portfolio investments could have a material adverse effect on us. We are committed to complying with the FCPA and other anti-corruption laws and regulations, as well as anti-boycott regulations, to which it is subject. As a result, we may be adversely affected because of its unwillingness to enter into transactions that violate any such laws or regulations.
Item 1B.    Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.
Cybersecurity
The Company has effective processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser, as an affiliate of FS Investments. The Company also relies on the communications and systems of other third-party service providers. FS Investments has implemented a cybersecurity program that applies to all of its subsidiaries and affiliates, including the Company and its operations.
Cybersecurity Program Overview
FS Investments has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves, inter alia, risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. FS Investments actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on FS Investments to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The Company is also included in the FS Investments risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of FS Investments’ third-party risk management, legal, information technology, and compliance personnel of the Adviser and FS Investments, including the Chief Information Security Officer, or the CISO, of FS Investments, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.
Board Oversight of Cybersecurity Risks
The audit committee of the board of directors of the Company, or the Audit Committee, provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Audit Committee receives periodic updates from the FS Investments CISO and the Company’s Chief Compliance Officer, or the CCO, regarding the overall state of the FS Investments cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management's Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees the Company’s risk management function generally and relies on the FS Investments CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over ten years of experience in activity managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company for ten years and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser and FS Investments.
Assessment of Cybersecurity Risk
The potential impact of risks from cybersecurity threats on the Company are assessed on an ongoing basis, and how such risks could materially affect the Company’s business strategy, operational results, and financial condition are regularly evaluated. During the reporting period, the Company has not identified any impact from cybersecurity threats, including as a result of previous cybersecurity incidents, that the Company believes have materially affected, or are reasonably likely to materially affect, the Company, including its business strategy, operational results, and financial condition.
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania, 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.

Item  3.    Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any current legal proceedings cannot be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
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

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on the NYSE since April 16, 2014. Our common stock traded under the ticker symbol "FSIC" until December 19, 2018 and has traded under the ticker symbol "FSK" since December 20, 2018. Prior to April 16, 2014, there was no public market for our common stock. Our shares of common stock have historically traded at prices both above and below our net asset value per share. It is not possible to predict whether shares of our common stock will trade at, above or below our net asset value in the future. See "Risk Factors—Risks Related to an Investment in Our Common Stock—Our shares of common stock may trade at a discount to net asset value."
As of January 31, 2024, we had 10,766 record holders of our common stock which does not include beneficial owners of shares of common stock held in "street name" by brokers and other institutions on behalf of stockholders.
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
The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2023, 2022 and 2021:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2021	$2.47	$511
2022	$2.66	$754
2023	$2.95	$827

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.
Stock Repurchase Programs
Share Repurchase Program
In November 2020, the Company’s board of directors authorized a stock repurchase program, which went into effect in September 2021 following the consummation of the 2021 Merger (as defined below), or the Share Repurchase Program. Under the Share Repurchase Program originally approved by the Company's board of directions, the Company was permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. On September 15, 2022, the program expired and was terminated pursuant to the terms of the program. On October 31, 2022, the board of directors approved a renewal of the Share Repurchase Program. The program provided for the aggregate purchases of the Company's common stock in amounts up to $54, which was the aggregate amount remaining of the $100 amount originally approved by the board of directors.
During the year ended December 31, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the Share Repurchase Program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32). The program has concluded since the aggregate repurchase amount that was approved by the Company's board of directors has been expended.
Affiliated Purchaser Programs
As previously disclosed, certain affiliates of the owners of the Adviser committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company. In September 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the September 2021 Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The September 2021 Affiliated Purchaser Program provided for the purchase of up to $100 worth of shares of our common stock, subject to the limitations provided therein. The September 2021 Affiliated Purchaser Program has concluded since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.
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
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended December 31, 2023. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2023 through October 31, 2023	—	$—	—	$—
November 1, 2023 through November 30, 2023	—	—	—	—
December 1, 2023 through December 31, 2023	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Share Repurchase Program and the Affiliated Purchaser Program.

Stock Performance Graph
This performance graph shall not be deemed "soliciting material" or to be "filed" with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS KKR Capital Corp. under the Securities Act.
The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2023 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the MVIS US Business Development Companies Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the MVIS US Business Development Companies Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.

Item 6.    Reserved
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

•actual and potential conflicts of interest with the other funds managed by the Adviser, FS Investments, KKR Credit or any of their respective affiliates;
•the dependence of our future success on the general economy and its effect on the industries in which we may invest;
•general economic, political and industry trends and other external factors, including the COVID-19 pandemic and related disruptions caused thereby;
•our use of financial leverage;
•the ability of the Adviser to locate suitable investments for us and to monitor and administer our investments;
•the ability of the Adviser or its affiliates to attract and retain highly talented professionals;
•our ability to maintain our qualification as a RIC and as a BDC;
•the impact on our business of U.S. and international financial reform legislation, rules and regulations;
•the effect of changes to tax legislation on us and the portfolio companies in which we may invest and our and their tax position; and
•the tax status of the enterprises in which we may invest.
Words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this annual report on Form 10-K are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results to differ materially from those expressed or forecasted in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors.” Factors that could cause actual results to differ materially include changes relating to those set forth above and the following, among others:
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
We are externally managed by the Adviser pursuant to the investment advisory agreement and supervised by our board of directors, a majority of whom are independent.
Our investment objectives are to generate current income and, to a lesser extent, long-term capital appreciation. We seek to meet our investment objectives by:
•utilizing the experience and expertise of the management team of the Adviser;
•employing a defensive investment approach focused on long-term credit performance and principal protection;
•focusing primarily on debt investments in a broad array of private U.S. companies, including middle-market companies, which we define as companies with annual EBITDA of $50 million to $150 million at the time of investment;
•investing primarily in established, stable enterprises with positive cash flows; and
•maintaining rigorous portfolio monitoring in an attempt to anticipate and pre-empt negative credit events within our portfolio, such as an event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company.
We pursue our investment objective by investing primarily in the debt of middle market U.S. companies with a focus on originated transactions sourced through the network of the Adviser and its affiliates. We define direct originations as any investment where the Company's investment adviser, sub-adviser or their affiliates had negotiated the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These directly originated transactions include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions.
Our portfolio is comprised primarily of investments in senior secured loans and second lien secured loans of private middle market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Adviser will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Adviser’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
The senior secured loans, second lien secured loans and senior secured bonds in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally three to four years. However, we may invest in loans and securities with any maturity or duration. Our debt investments may be rated by a NRSRO and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody's or lower than “BBB-” by S&P). We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by a NRSRO.
Acquisition of FS KKR Capital Corp. II
On June 16, 2021, pursuant to the Agreement and Plan of Merger dated as of November 23, 2020, or the 2020 Merger Agreement, we completed the merger of Rocky Merger Sub, Inc., or the Merger Sub, with and into FS KKR Capital Corp. II, or FSKR, with FSKR continuing as the surviving company, and as a wholly-owned subsidiary of the Company, or the First Merger, and immediately thereafter, FSKR merged with and into the Company, with the Company continuing as the surviving company, or together with the First Merger, the 2021 Merger. In accordance with the terms of the 2020 Merger Agreement, (i) each outstanding share of FSKR common stock was converted into the right to receive 0.9498 shares of the Company’s common stock. This exchange ratio was determined based on the closing net asset value, or NAV, per share of $26.77 and $25.42 for the Company and FSKR, respectively, as of June 14, 2021, to ensure that the NAV of shares investors will own in FSK is equal to the NAV of the shares they held in FSKR. As a result, the Company issued an aggregate of approximately 161,374,028 shares of its common stock to former FSKR stockholders. Following the consummation of the 2021 Merger, we entered into the investment advisory agreement.
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

Expenses
Our primary operating expenses include the payment of management and incentive fees and other expenses under the investment advisory agreement and the administration agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
The Adviser oversees our day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our stockholders and reports filed with the SEC. In addition, the Adviser assists us in calculating our net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our stockholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
Pursuant to the administration agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of FS Investments and KKR Credit providing administrative services to us on behalf of the Adviser. We reimburse the Adviser no less than quarterly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the administration agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Adviser. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:
•corporate and organization expenses relating to offerings of our securities, subject to limitations included in the investment advisory agreement;
•the cost of calculating our net asset value, including the cost of any third-party pricing or valuation services;
•the cost of effecting sales and repurchases of shares of our common stock and other securities;
•investment advisory fees;
•fees payable to third parties relating to, or associated with, making investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
•interest payments on our debt or related obligations;
•transfer agent and custodial fees;
•research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);
•fees and expenses associated with marketing efforts;
•federal and state registration fees;
•federal, state and local taxes;
•fees and expenses of directors not also serving in an executive officer capacity for us or the Adviser;
•costs of proxy statements, stockholders’ reports, notices and other filings;
•fidelity bond, directors and officers/errors and omissions liability insurance and other insurance premiums;
•direct costs such as printing, mailing, long distance telephone and staff;
•fees and expenses associated with accounting, corporate governance, government and regulatory affairs activities, independent audits and outside legal costs;
•costs associated with our reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act;
•brokerage commissions for our investments; and
•all other expenses incurred by the Adviser or us in connection with administering our business, including expenses incurred by the Adviser in performing administrative services for us and administrative personnel paid by the Adviser, to the extent they are not controlling persons of the Adviser or any of its affiliates, subject to the limitations included in the investment advisory agreement and the administration agreement.

In addition, we have contracted with State Street Bank and Trust Company to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.
Portfolio Investment Activity for the Years Ended December 31, 2023 and 2022
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2023 and 2022:

					For the Year Ended
Net Investment Activity					December 31, 2023		December 31, 2022
Purchases					$1,817		$4,642
Sales and Repayments					(2,570)		(4,741)
Net Portfolio Activity					$(753)		$(99)

	For the Year Ended
	December 31, 2023				December 31, 2022
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$1,220	67%	$(1,981)	77%	$2,778	60%	$2,926	62%
Senior Secured Loans—Second Lien	6	0%	(132)	5%	121	3%	278	6%
Other Senior Secured Debt	21	1%	(32)	1%	1	0%	—	—
Subordinated Debt	26	2%	—	—	187	4%	38	1%
Asset Based Finance	511	28%	(321)	13%	848	18%	1,102	23%
Credit Opportunities Partners JV, LLC	—	—	—	—	175	4%	—	—
Equity/Other(1)	33	2%	(104)	4%	532	11%	397	8%
Total	$1,817	100%	$(2,570)	100%	$4,642	100%	$4,741	100%

(1) Equity/Other includes investments in preferred equity investments. During the year ended December 31, 2023, purchases of preferred equity investments were $21 and sales and repayments of preferred equity investments were $64.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2023 and 2022:

			December 31, 2023			December 31, 2022
			Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien			$8,890	$8,529	58.2%	$9,607	$9,278	60.3%
Senior Secured Loans—Second Lien			1,158	1,090	7.5%	1,299	1,194	7.8%
Other Senior Secured Debt			106	99	0.7%	152	110	0.7%
Subordinated Debt			308	323	2.2%	384	265	1.7%
Asset Based Finance			2,237	2,077	14.2%	2,024	1,903	12.4%
Credit Opportunities Partners JV, LLC			1,572	1,397	9.5%	1,572	1,428	9.3%
Equity/Other(2)			1,149	1,134	7.7%	1,276	1,199	7.8%
Total			$15,420	$14,649	100.0%	$16,314	$15,377	100.0%

(1) Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2) As of December 31, 2023, Equity/Other included $858 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2023 and 2022:

					December 31, 2023		December 31, 2022
Number of Portfolio Companies					204		197

% Variable Rate Debt Investments (based on fair value)(1)(2)	66.0%	69.6%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	7.9%	8.6%
% Other Income Producing Investments (based on fair value)(3)	15.2%	15.0%
% Non-Income Producing Investments (based on fair value)(2)	5.4%	4.4%
% of Investments on Non-Accrual (based on fair value)	5.5%	2.4%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	12.7%	12.0%
Weighted Average Annual Yield on All Debt Investments(5)	11.2%	11.2%
____________________
(1)"Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)Does not include investments on non-accrual status.
(3)"Other Income Producing Investments” means investments that pay or are expected to pay interest, dividends or other income to the Company on an ongoing basis but do not have a stated interest rate, stated dividend rate or other similar stated return.
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2023.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2023.

For the year ended December 31, 2023, our total return based on net asset value was 10.12% and our total return based on market value was 32.45%. For the year ended December 31, 2022, our total return based on net asset value was 1.40% and our total return based on market value was (4.61)%. See footnotes 7 and 8 to the table included in Note 12 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations
We define Direct Originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of December 31, 2023 and 2022:

Characteristics of All Direct Originations held in Portfolio	December 31, 2023	December 31, 2022
Number of Portfolio Companies	196	183
% of Investments on Non-Accrual (based on fair value)	4.5%	2.4%
Total Cost of Direct Originations	$14,797.5	$15,654.2
Total Fair Value of Direct Originations	$14,176.1	$14,885.5
% of Total Investments, at Fair Value	96.8%	96.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)	12.7%	12.0%
Weighted Average Annual Yield on All Debt Investments(2)	11.4%	11.2%
________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31,

2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2023.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2023.

Credit Opportunities Partners JV, LLC
COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly- owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,440 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of December 31, 2023, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
Below is a summary of COPJV’s portfolio as of December 31, 2023 and 2022:

	As of
	December 31, 2023	December 31, 2022
Total debt investments(1)	$3,131.6	$2,954.2
Weighted average annual yield on debt investments(2)	11.6%	8.1%
Number of portfolio companies in COPJV	124	95
Largest investment in a single portfolio company(1)	$134.2	$131.5
Unfunded commitments(1)	$24.7	$1.9
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2023, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2023.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$25	0.2%
Banks	8	0.1%	—	—
Capital Goods	1,970	13.5%	2,366	15.4%
Commercial & Professional Services	1,826	12.5%	1,670	10.9%
Consumer Discretionary Distribution & Retail	259	1.8%	282	1.8%
Consumer Durables & Apparel	185	1.3%	235	1.5%
Consumer Services	240	1.6%	189	1.2%
Consumer Staples Distribution & Retail	105	0.7%	103	0.7%
Credit Opportunities Partners JV, LLC	1,397	9.5%	1,428	9.3%
Energy	162	1.1%	272	1.8%
Equity Real Estate Investment Trusts (REITs)	293	2.0%	336	2.2%
Financial Services	986	6.7%	844	5.5%
Food, Beverage & Tobacco	181	1.2%	226	1.4%
Health Care Equipment & Services	1,709	11.7%	1,963	12.8%
Household & Personal Products	166	1.1%	242	1.6%
Insurance	839	5.7%	974	6.3%
Materials	228	1.6%	197	1.3%
Media & Entertainment	717	4.9%	695	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	286	2.0%	231	1.5%
Real Estate Management & Development	79	0.5%	156	1.0%
Software & Services	2,472	16.9%	2,591	16.8%
Technology Hardware & Equipment	4	0.0%	1	0.0%
Telecommunication Services	79	0.5%	76	0.5%
Transportation	454	3.1%	275	1.8%
Total	$14,649	100.0%	$15,377	100.0%
Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2023 and 2022:

	December 31, 2023		December 31, 2022
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$10,429	71%	$11,565	75%
2	3,165	22%	2,899	19%
3	550	4%	452	3%
4	505	3%	461	3%
Total	$14,649	100%	$15,377	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Years Ended December 31, 2023, 2022 and 2021
Revenues
Our investment income for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023		2022		2021
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$1,295	70.8%	$1,106	67.6%	$687	63.6%
Paid-in-kind interest income	192	10.5%	163	10.0%	107	9.9%
Fee income	35	1.9%	80	4.9%	91	8.4%
Dividend income	308	16.8%	286	17.5%	196	18.1%
Total investment income(1)	$1,830	100.0%	$1,635	100.0%	$1,081	100.0%
____________
(1)Such revenues represent $1,584, $1,398 and $915 of cash income earned as well as $246, $237 and $166 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2023, 2022 and 2021, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The increase in interest and PIK income during the year ended December 31, 2023 compared to the year ended December 31, 2022 can primarily be attributed to the rising rate environment. The increase in interest and PIK income during the year ended December 31, 2022 compared to the year ended December 31, 2021 can primarily be attributed to the rising interest rate environment, along with the increase in assets resulting from the 2021 Merger.
The decrease in fee income during the year ended December 31, 2023 compared to the year ended December 31, 2022 can primarily be attributed to reduced structuring fees and repayment activity during the current period. The decrease in fee income during the year ended December 31, 2022 compared to the year ended December 31, 2021 can primarily be attributed to reduced structuring fees and repayment activity during the period.
The increase in dividend income during the year ended December 31, 2023 compared to the year ended December 31, 2022 can be primarily attributed to the increase in dividends paid in respect to our investment in COPJV. The increase in dividend income during the year ended December 31, 2022 compared to the year ended December 31, 2021 can be primarily attributed to the increase in dividends paid in respect to our investment in COPJV.
Expenses

Our operating expenses, together with excise taxes, for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Management fees	$226	$245	$173
Subordinated income incentive fees	181	159	77
Administrative services expenses	12	15	12
Accounting and administrative fees	4	5	3
Interest expense	467	365	231
Other expenses	26	22	19
Total operating expenses	$916	$811	$515
Incentive fee waiver	—	(60)	(30)
Net operating expenses before taxes	916	751	485
Excise taxes	22	19	12
Total net expenses, including excise taxes	$938	$770	$497
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
Ratio of operating expenses and excise taxes to average net assets	13.32%	10.96%	9.35%
Ratio of incentive fee waiver to average net assets(1)	—	(0.79)%	(0.53)%
Ratio of net operating expenses to average net assets	13.32%	10.17%	8.82%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	9.51%	6.38%	5.15%
Ratio of net operating expenses, excluding certain expenses, to average net assets	3.81%	3.79%	3.67%
______________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.
The increase in expenses during the year ended December 31, 2023 compared to the year ended December 31, 2022 can primarily be attributed to an increase in subordinated income incentive fees and interest expense as a result of the rising rate environment.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $892 ($3.18 per share), $865 ($3.05 per share) and $584 ($2.76 per share) for the years ended December 31, 2023, 2022 and 2021, respectively.
The increase in net investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022 and during the year ended December 31, 2022 compared to the year ended December 31, 2021 can primarily be attributed to higher investment income during the respective years ended December 31, 2023 and December 31, 2022 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, financial instruments and foreign currency for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Net realized gain (loss) on investments(1)	$(343)	$149	$171
Net realized gain (loss) on foreign currency forward contracts	8	10	0
Net realized gain (loss) on foreign currency	12	23	(7)
Total net realized gain (loss)	$(323)	$182	$164
______________

(1)We sold investments and received principal repayments, respectively, of $1,659 and $911 during the year ended December 31, 2023, $2,076 and $2,665 during the year ended December, 31, 2022 and $2,258 and $3,317 during the year ended December 31, 2021.
Provision for Taxes on Realized and Unrealized Gains on Investments
We recorded a provision for taxes on realized and unrealized gains with respect to two of our equity investments of $(3) and $(5) and $0 during the years ended December 31, 2023, 2022 and 2021, respectively.
Realized Losses from Extinguishment of Debt
During the years ended December 31, 2023, 2022 and 2021, we recorded a net realized loss from the extinguishment of debt of $0, $0 and $(3), respectively.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
	2023	2022	2021
Net change in unrealized appreciation (depreciation) on investments	$166	$(981)	$728
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(15)	16	12
Net change in unrealized gain (loss) on foreign currency	(21)	15	30
Total net change in unrealized appreciation (depreciation)	$130	$(950)	$770
During the year ended December 31, 2023, the net change in unrealized appreciation (depreciation) was driven primarily by the conversion of unrealized depreciation to realized losses on several specific assets in the portfolio. During the year ended December 31, 2022, the net change in unrealized appreciation (depreciation) on our investments was driven primarily by a general widening of credit spreads. During the year ended December 31, 2021, the net change in unrealized appreciation (depreciation) on our investments was driven primarily by $628 of appreciation resulting from the merger accounting associated with the 2021 Merger.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2023, 2022 and 2021, the net increase (decrease) in net assets resulting from operations was $696 ($2.48 per share), $92 ($0.32 per share) and $1,515 ($7.16 per share), respectively.

Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2023, we had $231 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $3,409 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2023, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2023, we had unfunded debt investments with aggregate unfunded commitments of $995.1, unfunded equity/other commitments of $616.4 and unfunded commitments of $560.2 of COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2023, the aggregate amount outstanding of the senior securities issued by us was $8.2 billion. As of December 31, 2023, our asset coverage was 183%. See “—Financing Arrangements.”
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
Financing Arrangements

The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2023:

	As of December 31, 2023
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.75%(1)	$132	$68	May 22, 2027
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	294	—	June 2, 2026
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.65%(1)	654	96	February 26, 2027
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.70%(1)	225	75	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,429(5)	3,170(6)	October 31, 2028
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.85% - 3.01%(1)	344	—	January 15, 2031
Total			$8,223	$3,409
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of December 31, 2023, there was $196 term loan outstanding at SOFR+1.90% and $98 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €356 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.11 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD4 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.76 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £88 has been converted to U.S dollars at an exchange rate of £1.00 to $1.27 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD38 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.68 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2023, $18 of such Letters of Credit have been issued.
(7)As of December 31, 2023, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 3.125% notes and the 7.875% notes was approximately $397, $483, $458, $463, $255, $947, $359, $455,$654 and $424 respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2023, there were $273.6 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2023, 2022 or 2021 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the years ended December 31, 2023, 2022 and 2021:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2021	$2.47	$511
2022	$2.66	$754
2023	$2.95	$827

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2023, 2022 and 2021.
Recent Developments
None.
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in "Note 2. Summary of Significant Accounting Policies" in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below.
Valuation of Portfolio Investments

Our board of directors is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser's valuation policy. As permitted by Rule 2a-5 of the 1940 Act, our board of directors has designated the Adviser as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser's valuation policy.
The Adviser determines the fair value of our investment portfolio each quarter. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Adviser. In connection with that determination, the Adviser will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
ASC Topic 820 issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical securities; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
With respect to investments for which market quotations are not readily available, we undertake a multi-step valuation process each quarter, as described below:
•our quarterly fair valuation process begins by the Adviser facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in the Adviser's valuation policy and communicates the information to the Adviser in the form of a valuation range for Level 3 assets;
•the Adviser then reviews the preliminary valuation information for each portfolio company or investment and provides feedback about the accuracy, completeness and timeliness of the valuation-related inputs considered by the independent third-party pricing or valuation service and any suggested revisions thereto prior to the independent third-party pricing or valuation service finalizing its valuation range;
•the Adviser then provides the valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by the Adviser's board reporting obligations;
•the valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee's role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides our board of directors with a report regarding the quarterly valuation process.
In circumstances where the Adviser deems appropriate, the Adviser’s internal valuation team values certain investments. When performing the internal valuations, the Adviser utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations are approved by an internal valuation committee of the Adviser, as well as the valuation committee of the board of directors, as described above.
Determination of fair value involves subjective judgments and estimates. Accordingly, the notes to our consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on our consolidated financial statements. In making its determination of fair value, the Adviser may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, the Adviser is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by the Adviser or provided by any independent third-party valuation or pricing service that the Adviser deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Adviser and any independent third-party valuation services may consider when determining the fair value of our investments.

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
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Adviser may incorporate these factors into discounted cash flow models to arrive at fair value. Various methods may be used to determine the appropriate rate in a discounted cash flow model.
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
When we receive warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Adviser subsequently values these warrants or other equity securities received at their fair value.
See Note 8 to our consolidated financial statements included herein for additional information regarding the fair value of our financial instruments.
Contractual Obligations
We have entered into agreements with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2023, 2022 and 2021.
Recently Issued Accounting Standards
In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2023, 66.0% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 7.9% were debt investments paying fixed interest rates while 15.2% were other income producing investments, 5.4% consisted of non-income producing investments, and the remaining 5.5% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Previously, the U.S. Federal Reserve and other central banks have reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
Pursuant to the terms of the Ambler Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility and the CLO-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 3.125% notes and the 7.875% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2023 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 100 basis points	$(98)	$(31)	$(67)	(7.0)%
Down 50 basis points	(49)	(15)	(34)	(3.6)%
Up 50 basis points	49	15	34	3.6%
Up 100 basis points	98	31	67	7.0%
Up 150 basis points	147	46	101	10.6%
Up 200 basis points	196	62	134	14.1%
Up 250 basis points	245	77	168	17.7%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the years ended December 31, 2023, 2022 and 2021 we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2023, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2023 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2023					Economically Hedged As of December 31, 2023
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2023 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	52.6	$35.9	$34.3	$3.4	A$	12.8	$8.8
British Pounds Sterling		£113.8	145.0	145.4	14.5		£36.7	46.8
Canadian Dollars	C$	2.6	2.0	2.0	0.2	C$	1.1	0.8
Euros		€441.9	488.8	358.7	35.9		€—	—
Icelandic Krona	ISK	1,384.2	10.2	9.8	1.0	ISK	—	—
Swedish Krona	SEK	1,587.2	157.9	135.8	13.6	SEK	1,115.8	111.1
Total			$839.8	$686.0	$68.6			$167.5
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
As of December 31, 2023, the net contractual amount of our foreign currency forward contracts totaled $167.5, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2023, we had outstanding borrowings denominated in foreign currencies of €356, CAD4, £88 and AUD38 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting as of December 31, 2023 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of FS KKR Capital Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of FS KKR Capital Corp. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Francisco, California
February 26, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of FS KKR Capital Corp.
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated balance sheets of FS KKR Capital Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, the financial highlights for each of the five years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2023, and the financial highlights for each of the five years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements and financial highlights based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2023 and 2022, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
The Company held investments classified as Level 3 investments under accounting principles generally accepted in the United States of America. These investments included less liquid corporate bonds and loans, unlisted equity securities, and derivatives that lack observable market prices. The valuation techniques used in estimating the fair value of these investments vary and certain significant inputs used were unobservable.
We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs, such as selected discount rates, projected future cash flows, and comparable company multiples, to estimate the fair value as of December 31, 2023. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to valuation techniques and unobservable inputs used by management to estimate the fair value of Level 3 investments included the following, among others:
•We tested the effectiveness of controls over management’s valuation of Level 3 investments, including those related to valuation techniques and significant unobservable inputs.
•We evaluated the appropriateness of the valuation techniques used for Level 3 investments and tested the related significant unobservable inputs by comparing these inputs to external sources. We evaluated the reasonableness of any significant changes in valuation techniques or significant unobservable inputs. For a selected sample of Level 3 investments, we performed these procedures with the assistance of our fair value specialists.
•In instances where the selection of valuation techniques or significant unobservable inputs were more subjective, with the assistance of our fair value specialists, we developed an independent estimate of the fair value and compared our estimates to management’s estimates.
•We evaluated management’s ability to reasonably estimate fair value by comparing management’s historical estimates to subsequent transactions, taking into account changes in market or investment specific conditions, where applicable.

/s/ Deloitte & Touche LLP
San Francisco, California
February 26, 2024
We have served as the Company’s auditor since 2019.

Part I—FINANCIAL INFORMATION
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	December 31,
	2023	2022
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$11,078 and 12,566, respectively)	$10,568	$12,026
Non-controlled/affiliated investments (amortized cost—$868 and $575, respectively)	745	443
Controlled/affiliated investments (amortized cost—$3,474 and $3,173, respectively)	3,336	2,908
Total investments, at fair value (amortized cost—$15,420 and $16,314, respectively)	14,649	15,377
Cash	223	248
Foreign currency, at fair value (cost—$8 and $3, respectively)	8	3
Receivable for investments sold and repaid	246	212
Income receivable	290	227
Unrealized appreciation on foreign currency forward contracts	13	25
Deferred financing costs	32	23
Prepaid expenses and other assets	8	9
Total assets	$15,469	$16,124

Liabilities
Payable for investments purchased	$—	$14
Debt (net of deferred financing costs and discount of $36 and $37, respectively)(1)	8,187	8,694
Unrealized depreciation on foreign currency forward contracts	4	1
Stockholder distributions payable	196	192
Management and investment adviser fees payable	56	59
Subordinated income incentive fees payable(2)	41	27
Administrative services expense payable	5	6
Interest payable	98	90
Other accrued expenses and liabilities	33	29
Total liabilities	8,620	9,112
Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 281,731,750 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,437	9,610
Retained earnings (accumulated deficit)(4)	(2,588)	(2,598)
Total stockholders’ equity	6,849	7,012
Total liabilities and stockholders’ equity	$15,469	$16,124
Net asset value per share of common stock at year end	$24.46	$24.89
_______________
(1)See Note 9 for a discussion of the Company’s financing arrangements.
(2)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(3)See Note 10 for a discussion of the Company's commitments and contingencies.
(4)See Note 5 for a discussion of the sources of distributions paid by the Company.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Investment income
From non-controlled/unaffiliated investments:
Interest income	$1,183	$1,020	$641
Paid-in-kind interest income	108	72	52
Fee income	30	74	88
Dividend and other income	14	50	30
From non-controlled/affiliated investments:
Interest income	25	28	21
Paid-in-kind interest income	39	48	19
Fee income	1	6	2
Dividend and other income	28	7	—
From controlled/affiliated investments:
Interest income	87	58	25
Paid-in-kind interest income	45	43	36
Fee income	4	—	1
Dividend and other income	266	229	166
Total investment income	1,830	1,635	1,081

Operating expenses
Management fees	226	245	173
Subordinated income incentive fees(1)	181	159	77
Administrative services expenses	12	15	12
Accounting and administrative fees	4	5	3
Interest expense(2)	467	365	231
Other general and administrative expenses	26	22	19
Total operating expenses	916	811	515
Incentive fee waiver(1)	—	(60)	(30)
Net expenses	916	751	485
Net investment income before taxes	914	884	596
Excise taxes	22	19	12
Net investment income	892	865	584

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(147)	136	28
Non-controlled/affiliated investments	(21)	84	192
Controlled/affiliated investments	(175)	(71)	(49)
Net realized gain (loss) on foreign currency forward contracts	8	10	0
Net realized gain (loss) on foreign currency	12	23	(7)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	30	(679)	478
Non-controlled/affiliated investments	9	(131)	94
Controlled/affiliated investments	127	(171)	156
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(15)	16	12
Net change in unrealized gain (loss) on foreign currency	(21)	15	30
Total net realized and unrealized gain (loss)	(193)	(768)	934
Provision for taxes on realized and unrealized gains on investments	(3)	(5)	—
Realized loss on extinguishment of debt	—	—	(3)
Net increase (decrease) in net assets resulting from operations	$696	$92	$1,515

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Operations (continued)
(in millions, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$2.48	$0.32	$7.16
Weighted average shares outstanding	280,276,768	283,508,494	211,670,361
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Changes in Net Assets
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operations
Net investment income	$892	$865	$584
Net realized gain (loss) on investments, foreign currency forward contracts, foreign currency, provision for taxes on realized gains on investments and extinguishment of debt	(326)	177	161
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	151	(965)	740
Net change in unrealized gain (loss) on foreign currency	(21)	15	30
Net increase (decrease) in net assets resulting from operations	696	92	1,515
Stockholder distributions(2)
Distributions to stockholders	(827)	(754)	(511)
Net decrease in net assets resulting from stockholder distributions	(827)	(754)	(511)
Capital share transactions(3)
Issuance of common stock	—	—	3,642
Reinvestment of stockholder distributions	—	—	—
Repurchases of common stock	(32)	(56)	(12)
Net increase (decrease) in net assets resulting from capital share transactions	(32)	(56)	3,630
Total increase (decrease) in net assets	(163)	(718)	4,634
Net assets at beginning of year	7,012	7,730	3,096
Net assets at end of year	$6,849	$7,012	$7,730
_______________
(1)See Note 7 for a discussion of the Company’s financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company's capital share transactions.

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$696	$92	$1,515
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments(1)	(1,817)	(4,642)	(6,599)
Paid-in-kind interest	(144)	(120)	(111)
Proceeds from sales and repayments of investments	2,570	4,741	5,575
Net realized (gain) loss on investments	343	(149)	(171)
Net change in unrealized (appreciation) depreciation on investments(2)	(166)	981	(717)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	15	(16)	(10)
Realized loss on extinguishment of debt	—	—	3
Accretion of discount	(58)	(87)	(71)
Amortization of deferred financing costs and discount	16	14	9
Unrealized (gain)/loss on borrowings in foreign currency	17	(30)	(27)
(Increase) decrease in receivable for investments sold and repaid	(34)	355	(394)
(Increase) decrease in income receivable	(63)	(74)	(81)
(Increase) decrease in deferred merger costs	—	—	1
(Increase) decrease in prepaid expenses and other assets	1	(4)	(1)
Increase (decrease) in payable for investments purchased	(14)	12	2
Increase (decrease) in management fees payable	(3)	(1)	35
Increase (decrease) in subordinated income incentive fees payable	14	8	19
Increase (decrease) in administrative services expense payable	(1)	1	3
Increase (decrease) in interest payable	8	20	45
Increase (decrease) in other accrued expenses and liabilities	4	6	8
Cash acquired in merger	—	—	293
Other assets acquired from merger net of other assets	—	—	17
Merger costs capitalized into purchase price	—	—	(8)
Mark-to-market of merged debt	—	—	26
Net cash provided by (used in) operating activities	1,384	1,107	(639)
Cash flows from financing activities
Repurchases of common stock	(32)	(56)	(12)
Stockholder distributions	(823)	(738)	(502)
Borrowings under financing arrangements(3)	2,169	3,243	5,006
Repayments of financing arrangements(3)	(2,697)	(3,661)	(3,639)
Deferred financing costs paid	(21)	(21)	(28)
Net cash provided by (used in) financing activities	(1,404)	(1,233)	825
Total increase (decrease) in cash	(20)	(126)	186
Cash and foreign currency at beginning of year	251	377	191
Cash and foreign currency at end of year	$231	$251	$377
Supplemental disclosure
Non-cash purchases of investments	$(414)	$(798)	$(999)
Non-cash sales of investments	$414	$798	$999
Local and excise taxes paid	$20	$15	$9
Interest paid during the period	$443	$331	$194
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Cash Flows (continued)
(in millions)

_____________
(1)For the year ended December 31, 2021, amount excludes $7,227 of cost of investments acquired from the 2021 Merger.
(2)For the year ended December 31, 2021, amount excludes $11 of unrealized depreciation on unfunded commitments acquired from the 2021 Merger.
(3)For the year ended December 31, 2021, amount excludes $3,794 of debt assumed from the 2021 Merger. See Note 9 for a discussion of the Company’s financing arrangements.

Supplemental disclosure of non-cash operating and financing activities:

In connection with the 2021 Merger, the Company issued common stock of $3,650 and acquired investments at cost of $7,227 and other assets of $221 and assumed debt of $3,794 and other liabilities of $297 during the year ended December 31, 2021.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—124.5%
3Pillar Global Inc	(v)	Software & Services	SF+600	0.8%	11/23/26		$2.2	$2.2	$2.2
3Pillar Global Inc	(i)(k)(v)	Software & Services	SF+575	0.8%	11/23/27		124.7	124.0	122.7
3Pillar Global Inc	(x)	Software & Services	SF+600	0.8%	11/23/26		6.9	6.9	6.8
48Forty Solutions LLC	(f)(k)(t)(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		180.9	179.7	171.6
48Forty Solutions LLC	(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		6.4	6.4	6.0
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+600	1.0%	11/30/26		4.2	4.2	4.0
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Financial Services	9.0%		3/31/24		84.2	61.7	19.5
Aareon AG	(v)(w)	Software & Services	E+625	0.8%	8/19/30		€35.9	38.2	38.7
Accuride Corp	(aa)(k)	Capital Goods	SF+525, 1.6% PIK (1.6% Max PIK)	1.0%	5/18/26		$7.5	7.5	6.2
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/27		38.1	36.7	37.5
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/27		7.8	7.8	7.7
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF+650	1.0%	5/7/26		3.6	3.6	3.5
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	933.6	106.7	91.4
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.2	9.8
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		$1.9	1.9	1.9
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		13.7	13.6	13.5
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		28.0	28.0	27.7
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		10.9	10.9	10.8
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		15.3	15.3	15.2
Alacrity Solutions Group LLC	(v)	Insurance	SF+525	0.8%	12/22/27		4.6	4.5	4.6
Alacrity Solutions Group LLC	(m)	Insurance	SF+525	0.8%	12/22/28		11.9	11.8	11.8
Alacrity Solutions Group LLC	(x)	Insurance	SF+525	0.8%	12/22/27		6.1	6.1	6.1
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+600	0.8%	10/2/28		31.4	31.3	31.4
Alera Group Intermediate Holdings Inc	(x)	Insurance	SF+575	0.8%	10/2/28		7.6	7.6	7.5
American Vision Partners	(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		4.4	4.4	4.2
American Vision Partners	(i)(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/27		91.4	91.0	88.0
American Vision Partners	(x)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		3.4	3.4	3.3
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		68.3	68.0	67.8
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		8.4	8.4	8.3
Apex Group Limited	(aa)(m)(w)	Financial Services	SF+375	0.5%	7/27/28		2.5	2.4	2.5
Apex Group Limited	(aa)(v)(w)	Financial Services	E+400	0.0%	7/27/28		€2.0	2.3	2.2
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+650	1.0%	10/24/29	$0.4	$0.4	$0.4
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	80.7	79.8	79.7
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	10/24/29	4.7	4.7	4.7
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	12.0	12.0	11.8
Arcfield Acquisition Corp	(f)(i)(t)(v)	Capital Goods	SF+625	0.8%	8/4/29	85.0	84.6	85.0
Arcfield Acquisition Corp	(x)	Capital Goods	SF+625	0.8%	8/4/28	10.6	10.6	10.6
Arcos LLC/VA	(m)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28	12.5	12.3	11.2
Arcos LLC/VA	(x)	Software & Services	SF+625	1.0%	4/20/27	4.5	4.5	4.0
Ardonagh Group Ltd	(v)(w)	Insurance	SA+725	0.8%	7/14/26	£0.8	1.0	1.0
Ardonagh Group Ltd	(v)(w)	Insurance	E+725	1.0%	7/14/26	€19.0	19.3	20.9
Ardonagh Group Ltd	(v)(w)	Insurance	SF+675	0.8%	7/14/26	$9.9	9.4	9.8
Ardonagh Group Ltd	(w)(x)	Insurance	SF+675	0.8%	7/14/26	9.9	9.9	9.8
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+750	1.0%	9/1/26	65.1	65.1	65.1
ATX Networks Corp	(ad)(w)(x)	Capital Goods	SF+750	1.0%	9/1/26	63.0	63.0	63.0
Barbri Inc	(f)(k)(m)(t)(v)	Consumer Services	SF+575	0.8%	4/28/28	130.5	127.0	126.9
BDO USA PA	(v)	Commercial & Professional Services	SF+600	2.0%	8/31/28	28.4	27.8	28.1
Belk Inc	(aa)(ac)(v)	Consumer Discretionary Distribution & Retail	P+650	2.0%	7/31/25	21.9	21.8	20.0
Belk Inc	(aa)(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	70.9	35.6	13.2
BGB Group LLC	(f)(i)(k)(m)(t)	Media & Entertainment	SF+575	1.0%	8/16/27	110.0	109.2	107.5
BGB Group LLC	(x)	Media & Entertainment	SF+575	1.0%	8/16/27	19.9	19.9	19.5
Bloom Fresh International Limited	(v)(w)	Food, Beverage & Tobacco	E+575	0.0%	8/9/30	€7.4	7.9	8.0
Bowery Farming Inc	(v)(y)(z)	Food, Beverage & Tobacco	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	9/10/26	$67.5	61.7	35.4
Caldic BV	(aa)(m)(w)	Consumer Discretionary Distribution & Retail	SF+375	0.5%	2/26/29	1.4	1.4	1.4
Caldic BV	(aa)(v)(w)	Consumer Discretionary Distribution & Retail	E+350	0.0%	2/26/29	€0.8	0.9	0.9
Careismatic Brands Inc	(v)	Health Care Equipment & Services	SF+675	1.0%	3/9/25	$11.5	11.5	11.5
Careismatic Brands Inc	(x)	Health Care Equipment & Services	SF+675	1.0%	3/9/25	18.5	18.5	18.5
CFC Underwriting Ltd	(w)(x)	Insurance	SA+500, 0.0% PIK (2.8% Max PIK)	0.0%	5/16/29	£4.7	5.7	5.8
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+575	0.8%	12/1/27	$0.2	0.2	0.2
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28	19.5	19.5	19.7
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF+575	0.8%	12/1/27	0.8	0.8	0.8
Civica Group Ltd	(v)(w)	Software & Services	SA+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	£17.7	21.8	22.1
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Civica Group Ltd	(v)(w)	Software & Services	BW+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	A$	1.0	$0.6	$0.7
Civica Group Ltd	(w)(x)	Software & Services	SA+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30		£7.5	9.6	9.4
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26		$225.5	221.1	225.5
Clarience Technologies LLC	(x)	Capital Goods	SF+625	1.0%	12/13/24		25.4	25.4	25.4
Community Brands Inc	(v)	Software & Services	SF+550	0.8%	2/24/28		32.4	31.9	31.9
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28		3.9	3.8	3.8
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28		1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+775	1.0%	9/27/25		15.1	14.6	15.1
Corsearch Intermediate Inc	(m)(v)	Software & Services	SF+550	1.0%	4/19/28		30.1	28.7	29.9
CSafe Global	(v)	Transportation	SF+625	0.8%	12/23/26		7.0	7.0	6.9
CSafe Global	(f)(i)(k)(m)(t)(v)	Transportation	SF+625	1.0%	12/23/27		184.9	180.5	184.2
CSafe Global	(v)	Transportation	SF+625	1.0%	12/23/27		£26.9	35.6	34.1
CSafe Global	(m)(v)	Transportation	SF+625	1.0%	8/13/28		11.7	11.7	11.6
CSafe Global	(x)	Transportation	SF+625	0.8%	12/23/26		27.9	27.9	27.8
Dental Care Alliance Inc	(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28		98.7	96.2	97.7
Dental Care Alliance Inc	(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28		12.1	12.1	12.0
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28		€23.1	22.6	25.3
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28		2.4	2.3	2.4
DOXA Insurance Holdings LLC	(v)	Insurance	SF+550	0.8%	12/31/30		$15.3	15.2	15.2
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/20/29		3.3	3.3	3.3
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/31/30		14.6	14.6	14.4
Element Materials Technology Group US Holdings Inc	(aa)(m)(w)	Commercial & Professional Services	SF+425	0.5%	7/6/29		1.4	1.4	1.4
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29		€0.3	0.4	0.4
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508	0.8%	12/20/28		$19.6	19.3	19.6
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508, 0.0% PIK (2.3% Max PIK)	0.8%	12/20/28		65.1	64.2	65.1
Envirotainer Ltd	(w)(x)	Transportation	E+575, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29		€2.7	2.7	2.7
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28		$1.5	1.5	1.4
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		2.3	2.3	2.3
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28		0.9	0.9	0.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29		0.8	0.8	0.8
Follett Software Co	(f)(k)(t)	Software & Services	SF+575	0.8%	8/31/28		72.9	72.4	72.8
Follett Software Co	(x)	Software & Services	SF+575	0.8%	8/31/27		9.9	9.9	9.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	$69.6	$67.1	$69.6
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+600	0.8%	10/29/28	54.2	53.5	54.2
Foundation Risk Partners Corp	(x)	Insurance	SF+600	0.8%	10/29/27	7.0	6.9	7.0
Foundation Risk Partners Corp	(x)	Insurance	SF+550	0.8%	10/29/28	18.5	18.5	18.2
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	87.1	87.1	86.4
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+550	1.0%	11/30/26	18.6	18.5	18.1
Galway Partners Holdings LLC	(k)(m)(t)(v)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	86.5	85.3	85.7
Galway Partners Holdings LLC	(x)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.8	11.8
General Datatech LP	(f)(k)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27	131.6	130.7	128.5
Gigamon Inc	(i)(v)	Software & Services	SF+575	1.0%	3/9/29	106.1	105.4	105.6
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	9.3
Gracent LLC	(ad)(v)	Health Care Equipment & Services	SF+1,200 PIK (SF+1,200 Max PIK)	1.0%	2/28/27	28.3	24.7	24.5
Greystone Equity Member Corp	(v)(w)	Financial Services	SF+725	3.8%	4/1/26	194.8	187.5	194.8
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/24	6.8	6.7	6.8
Heniff Transportation Systems LLC	(f)(k)(m)(v)	Transportation	SF+575	1.0%	12/3/26	94.3	89.3	94.3
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/24	11.0	11.0	11.0
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	94.5	91.2	95.4
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+550	1.0%	11/24/28	10.3	10.2	10.2
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+550	1.0%	11/24/28	6.9	6.6	6.8
Highgate Hotels Inc	(v)	Consumer Services	SF+550	1.0%	11/5/29	34.0	33.6	33.6
Highgate Hotels Inc	(x)	Consumer Services	SF+550	1.0%	11/5/29	4.2	4.2	4.2
HKA	(m)(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	4.6	4.5	4.4
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	35.8	35.8	35.8
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	1.0	1.0	1.0
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	1.0	1.0	1.0
Individual FoodService	(v)	Capital Goods	SF+600	1.0%	10/31/29	71.3	69.9	69.9
Individual FoodService	(x)	Capital Goods	SF+600	1.0%	10/31/29	5.8	5.8	5.7
Individual FoodService	(x)	Capital Goods	SF+600	1.0%	10/31/29	5.9	5.9	5.8
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€71.2	82.3	75.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€17.6	$20.6	$18.7
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$20.9	20.9	21.4
iNova Pharmaceuticals (Australia) Pty Limited	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	0.9	0.5	0.6
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28		2.6	1.7	1.6
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$176.4	175.1	176.4
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/27		21.1	21.1	21.1
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/28		26.8	26.8	26.8
Integrity Marketing Group LLC	(v)	Insurance	SF+600	0.8%	8/27/26		0.2	0.2	0.2
Integrity Marketing Group LLC	(v)	Insurance	SF+602	0.8%	8/27/26		98.4	98.4	98.2
Integrity Marketing Group LLC	(x)	Insurance	SF+600	0.8%	8/27/26		2.3	2.3	2.3
Integrity Marketing Group LLC	(x)	Insurance	SF+650	1.0%	8/27/26		0.1	0.1	0.1
J S Held LLC	(f)(i)(v)	Insurance	SF+550	1.0%	7/1/25		86.0	85.2	85.4
J S Held LLC	(v)	Insurance	SF+550	1.0%	7/1/25		5.1	5.0	5.0
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25		63.2	63.2	62.8
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		9.0	9.0	9.0
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		2.5	2.5	2.5
Karman Space Inc	(v)	Capital Goods	SF+700	2.0%	12/21/25		49.8	48.2	49.8
Karman Space Inc	(v)	Capital Goods	SF+700	2.0%	12/21/25		5.5	5.4	5.5
Karman Space Inc	(v)	Capital Goods	SF+700	1.0%	12/21/25		36.1	35.7	36.1
Kellermeyer Bergensons Services LLC	(m)(s)(v)	Commercial & Professional Services	SF+600	1.0%	11/7/26		165.7	160.6	165.7
Kellermeyer Bergensons Services LLC	(m)(s)(v)(y)(z)	Commercial & Professional Services	SF+100, 7.0% PIK (7.0% Max PIK)	0.8%	11/7/26		200.4	197.6	135.3
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30		€7.8	8.0	8.4
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30		0.6	0.7	0.6
Lakefield Veterinary Group	(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		$37.7	37.7	36.8
Lakefield Veterinary Group	(f)(i)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		80.4	79.8	78.5
Lakeview Farms Inc	(k)(m)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		30.9	29.6	30.8
Lakeview Farms Inc	(m)(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		36.9	36.9	36.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		6.8	6.8	6.8
Lazer Logistics Inc	(v)	Transportation	SF+625	0.8%	5/6/30		18.2	18.0	18.5
Lazer Logistics Inc	(f)(v)	Transportation	SF+550	0.8%	5/6/30		3.3	3.3	3.3
Lazer Logistics Inc	(x)	Transportation	SF+625	0.8%	5/4/29		1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF+550	0.8%	5/6/30		8.6	8.6	8.4
Lexitas Inc	(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29		2.9	2.9	2.9
Lexitas Inc	(i)(k)(m)(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29		116.8	114.2	118.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29	$5.5	$5.5	$5.5
Lionbridge Technologies Inc	(f)(i)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	109.5	107.1	109.5
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	100.6	99.4	99.8
Lipari Foods LLC	(x)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	15.0	15.0	14.9
Lloyd's Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+600, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	£11.3	14.3	14.1
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	3.7	5.7	5.6
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	$18.3	18.1	18.3
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	5.1	5.1	5.1
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+600	0.8%	11/21/29	0.5	0.5	0.5
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+600	0.8%	11/21/29	12.9	12.9	12.8
MB2 Dental Solutions LLC	(k)(m)(t)(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	220.2	214.8	220.2
Medallia Inc	(m)(v)	Software & Services	SF+250, 4.0% PIK (4.0% Max PIK)	0.8%	10/29/28	217.0	215.2	216.1
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+600	1.0%	9/15/27	69.1	68.7	69.1
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	11.4	11.4	11.4
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(m)(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	114.6	106.5	68.9
Miami Beach Medical Group LLC	(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	19.0	17.5	11.4
Misys Ltd	(v)(w)	Software & Services	SF+725	1.0%	9/13/29	0.4	0.4	0.4
Misys Ltd	(w)(x)	Software & Services	SF+725	1.0%	9/13/29	1.1	1.1	1.1
Motion Recruitment Partners LLC	(f)(i)(t)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	114.5	112.1	111.3
NBG Home	(v)(y)	Consumer Durables & Apparel			3/31/24	10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	3/31/24	32.7	30.7	9.8
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	44.3	38.7	—
NCI Inc	(ad)(v)	Software & Services	SF+750 PIK (SF+750 Max PIK)	1.0%	8/15/28	32.2	32.4	32.2
Net Documents	(v)	Software & Services	SF+625	1.0%	7/2/27	33.0	32.8	33.0
Net Documents	(v)	Software & Services	SF+625	1.0%	7/2/27	1.5	1.5	1.5
Net Documents	(x)	Software & Services	SF+625	1.0%	7/2/27	1.5	1.5	1.5
New Era Technology Inc	(i)(k)	Software & Services	SF+625	1.0%	10/31/26	25.2	24.5	24.9
New Era Technology Inc	(x)	Software & Services	SF+625	1.0%	10/31/26	4.7	4.7	4.6
NovaTaste Austria GmbH	(v)(w)	Food, Beverage & Tobacco	E+700	0.0%	5/30/30	€4.0	4.1	4.3
NovaTaste Austria GmbH	(w)(x)	Food, Beverage & Tobacco	E+700	0.0%	5/30/30	4.7	4.9	4.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	$5.7	$5.6	$5.6
Omnimax International Inc	(f)(i)(k)(m)(v)	Capital Goods	SF+800	1.0%	10/8/26	121.2	117.3	120.3
One Call Care Management Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	4/22/27	4.9	4.7	4.2
Oxford Global Resources LLC	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	93.9	93.3	94.8
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	8.0	8.0	8.1
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	7.6	7.6	7.6
Parts Town LLC	(m)(v)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28	74.5	74.0	74.3
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	1.3	1.3	1.3
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	69.2	68.5	68.7
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	3.0	3.0	2.9
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	20.5	20.5	20.3
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	SF+575	1.0%	7/12/27	93.2	92.5	92.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	95.5	94.3	98.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	165.3	162.7	168.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+550 PIK (SF+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
PSKW LLC (dba ConnectiveRx)	(i)(k)(m)(s)(t)(v)	Health Care Equipment & Services	SF+625	1.0%	3/9/26	242.8	237.9	242.8
Pure Fishing Inc	(v)	Consumer Durables & Apparel	SF+450	0.0%	12/22/25	33.4	33.0	30.0
Radwell International LLC/PA	(v)	Capital Goods	SF+675	0.8%	4/1/28	1.4	1.4	1.4
Radwell International LLC/PA	(m)	Capital Goods	SF+653	0.8%	4/1/29	1.0	1.0	1.0
Radwell International LLC/PA	(i)(k)	Capital Goods	SF+675	0.8%	4/1/29	66.4	66.4	67.7
Radwell International LLC/PA	(x)	Capital Goods	SF+675	0.8%	4/1/28	5.5	5.5	5.5
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF+625, 0.0% PIK (6.3% Max PIK)	0.0%	2/28/26	44.0	42.7	0.4
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF+625	0.0%	3/2/26	44.0	42.2	39.7
Revere Superior Holdings Inc	(m)(v)	Software & Services	SF+550	1.0%	9/30/26	33.1	32.7	33.1
Revere Superior Holdings Inc	(x)	Software & Services	SF+575	1.0%	9/30/26	3.2	3.2	3.2
Rise Baking Company	(k)(m)(v)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	28.3	27.8	28.3
Rise Baking Company	(x)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	5.3	5.2	5.3
RSC Insurance Brokerage Inc	(i)(k)(v)	Insurance	SF+550	0.8%	11/1/29	187.2	183.4	186.5
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	11/1/29	7.7	7.6	7.7
Safe-Guard Products International LLC	(f)	Financial Services	SF+550	0.5%	1/27/27	0.1	0.1	0.1
SAMBA Safety Inc	(m)	Software & Services	SF+525	1.0%	9/1/27	6.0	6.0	6.0
SAMBA Safety Inc	(v)	Software & Services	SF+525	1.0%	9/1/27	1.8	1.8	1.8
SAMBA Safety Inc	(x)	Software & Services	SF+525	1.0%	9/1/27	0.6	0.6	0.6
SavATree LLC	(v)	Consumer Services	SF+525	0.8%	10/12/28	9.4	9.4	9.3
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
SavATree LLC	(v)	Consumer Services	SF+525	0.8%	10/12/28		$0.4	$0.3	$0.4
SavATree LLC	(x)	Consumer Services	SF+525	0.8%	10/12/28		6.0	6.0	5.9
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25		57.2	8.9	0.3
Shaw Development LLC	(v)	Capital Goods	SF+600	0.5%	10/30/29		28.8	28.5	28.6
Shaw Development LLC	(x)	Capital Goods	SF+600	0.5%	10/30/29		3.4	3.4	3.4
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF+550	1.0%	12/22/27		28.2	28.0	28.2
Solina France SASU	(m)(v)(w)	Food, Beverage & Tobacco	SF+650	0.0%	7/28/28		19.5	19.0	19.7
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	SF+550	0.8%	3/17/26		29.6	28.4	29.5
Source Code LLC	(k)(t)(v)	Software & Services	SF+650	1.0%	6/30/27		56.0	55.3	56.0
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27		57.4	55.6	57.4
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		16.5	16.5	16.5
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		7.9	7.9	7.9
Spotless Brands LLC	(v)	Consumer Services	SF+650	1.0%	7/25/28		12.4	12.1	12.4
Spotless Brands LLC	(x)	Consumer Services	SF+675	1.0%	7/25/28		18.7	18.4	19.0
Summit Interconnect Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		135.4	134.5	125.3
Sweeping Corp of America Inc	(m)(v)(y)(z)	Commercial & Professional Services	SF+575	1.0%	11/30/26		71.5	69.8	53.1
Sweeping Corp of America Inc	(v)(y)(z)	Commercial & Professional Services	SF+575	1.0%	11/30/26		5.6	5.5	4.1
Sweeping Corp of America Inc	(x)(y)(z)	Commercial & Professional Services	SF+575	1.0%	11/30/26		0.1	0.1	0.1
Tangoe LLC	(m)(s)(v)	Software & Services	SF+650	1.0%	11/28/25		179.5	169.1	155.4
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		9.8	8.4	0.0
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	19.0	21.9
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components			4/4/24		39.8	40.1	4.3
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	4/30/24		$46.0	45.9	44.0
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	4/30/24		45.8	45.7	43.8
TIBCO Software Inc	(aa)(v)	Software & Services	SF+450	0.5%	3/30/29		15.1	13.9	14.7
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		45.1	44.4	42.1
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		7.1	7.1	6.7
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.6	14.4	14.1
Time Manufacturing Co	(x)	Capital Goods	SF+650	0.8%	12/1/27		$15.0	15.0	14.0
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.7	33.0
Transaction Services Group Ltd	(f)(i)(v)(w)	Software & Services	SF+550	0.0%	10/14/26		$126.2	123.7	126.2
Trescal SA	(v)(w)	Commercial & Professional Services	E+650	0.0%	5/2/30		€9.6	10.4	10.5
Trescal SA	(v)(w)	Commercial & Professional Services	SF+650	0.5%	5/2/30		$8.6	8.4	8.5
Trescal SA	(w)(x)	Commercial & Professional Services	E+650	0.0%	5/2/30		€2.8	3.1	3.1
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF+350	0.5%	8/6/29		$1.8	1.7	1.7
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	E+325	0.0%	8/6/29		€1.4	1.6	1.5
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Version1 Software Ltd	(v)(w)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	€1.1	$1.1	$1.2
Version1 Software Ltd	(v)(w)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	£1.1	1.3	1.4
Version1 Software Ltd	(w)(x)	Software & Services	E+625	0.0%	7/31/30	€13.7	14.8	14.3
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	$68.3	67.7	68.0
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	6.7	6.6	6.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+600	0.8%	8/31/29	8.4	8.4	8.5
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(v)	Household & Personal Products	SF+625	1.0%	9/21/26	5.3	5.3	5.1
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)(i)(k)(m)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26	116.4	112.6	113.4
Warren Resources Inc	(ad)(v)	Energy	SF+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	18.8	18.5	18.8
Wealth Enhancement Group LLC	(v)(w)	Financial Services	SF+575	1.0%	10/4/27	5.3	5.2	5.3
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+575	1.0%	10/4/27	0.9	0.9	0.9
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+575	1.0%	10/29/27	2.1	2.1	2.1
Wittur Holding GmbH	(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		12/31/28	€1.6	1.7	1.7
Wittur Holding GmbH	(w)(x)	Capital Goods	10.0% PIK (10.0% Max PIK)		12/31/28	19.6	21.4	21.4
Woolpert Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	4/5/28	$157.9	152.8	157.9
Woolpert Inc	(x)	Capital Goods	SF+600	1.0%	4/5/28	3.7	3.7	3.7
Worldwise Inc	(v)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	40.9	40.8	37.5
Worldwise Inc	(v)	Household & Personal Products	SF+675, 0.0% PIK (0.5% Max PIK)	1.0%	3/29/28	5.7	5.7	5.2
Worldwise Inc	(x)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	28.0	28.0	25.7
Worldwise Inc	(x)	Household & Personal Products	SF+675, 0.0% PIK (0.5% Max PIK)	1.0%	3/29/28	8.5	8.5	7.8
Zendesk Inc	(m)(v)	Software & Services	SF+350, 3.5% PIK (3.5% Max PIK)	0.8%	11/22/28	59.6	59.1	59.5
Zendesk Inc	(x)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	6.0	6.0	6.0
Zendesk Inc	(x)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	14.5	14.4	14.5
Total Senior Secured Loans—First Lien							9,697.2	9,336.2
Unfunded Loan Commitments							(807.1)	(807.1)
Net Senior Secured Loans—First Lien							8,890.1	8,529.1

Senior Secured Loans—Second Lien—15.9%
Apex Group Limited	(v)(w)	Financial Services	SF+675	0.5%	7/27/29	55.0	54.1	53.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Belk Inc	(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	10.0% PIK (10.0% Max PIK)		7/31/25	$31.2	$4.2	$—
Caldic BV	(v)(w)	Consumer Discretionary Distribution & Retail	SF+725	0.5%	2/25/30	40.0	39.1	39.6
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/26	13.6	13.1	9.0
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.4	42.8
Ellucian Inc	(v)	Software & Services	SF+800	1.0%	10/9/28	179.2	171.9	181.0
Miami Beach Medical Group LLC	(v)(y)	Health Care Equipment & Services			6/14/28	5.6	3.6	—
OEConnection LLC	(v)	Software & Services	SF+700	0.5%	9/25/27	76.1	75.8	75.7
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	175.0	167.1	175.0
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	129.8	124.8	129.5
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/11/27	6.5	6.5	6.5
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/19/27	6.8	6.8	6.8
Solera LLC	(v)	Software & Services	SF+900	1.0%	6/4/29	335.9	322.1	335.9
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	4.1	3.5
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.0	2.6
Wittur Holding GmbH	(v)(w)(y)(z)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	10/4/27	114.5	122.5	31.0
Total Senior Secured Loans—Second Lien							1,161.1	1,092.8
Unfunded Loan Commitments							(3.0)	(3.0)
Net Senior Secured Loans—Second Lien							1,158.1	1,089.8

Other Senior Secured Debt—1.5%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/31/24	$65.1	2.7	0.7
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.9	77.1
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	27.8	26.3	20.6
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	0.7	0.6	0.7
Total Other Senior Secured Debt							105.5	99.1

Subordinated Debt—4.7%
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	13.3	13.0	13.0
Apex Service Partners LLC	(x)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	6.5	6.5	6.3
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	1.0	1.0	1.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	$32.9	$19.5	$32.9
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	77.5	76.3	74.1
Encora Digital LLC	(v)	Commercial & Professional Services	9.8% PIK (9.8% Max PIK)		12/13/29	26.2	25.6	25.1
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	5/24/24	6.3	6.3	6.4
Miami Beach Medical Group LLC	(x)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	5/24/24	20.0	20.0	20.2
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	11.0	8.9	10.4
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	43.6	32.0	36.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.2	61.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	66.1	64.5	62.7
Total Subordinated Debt							334.8	349.1
Unfunded Loan Commitments							(26.5)	(26.5)
Net Subordinated Debt							308.3	322.6

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—30.3%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					8,516,891	$14.0	$—
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29		$60.6	59.0	52.7
Abacus JV, Private Equity	(ad)(v)(w)	Insurance					47,045,141	46.1	48.5
Accelerator Investments Aggregator LP, Private Equity	(ac)(v)(w)(y)	Financial Services					2,778,491	3.2	2.5
Altavair AirFinance, Private Equity	(ac)(v)(w)	Capital Goods					128,878,615	129.9	133.9
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF+1,000	0.0%	1/12/30		$4.9	4.9	4.8
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF+1,000	0.0%	1/12/30		$4.9	4.9	4.8
Australis Maritime II, Private Equity	(ad)(v)(w)(y)	Transportation					10,877,686	10.9	12.2
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation					35,450,153	35.4	35.8
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					37,850,611	37.9	38.8
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services					444,962,569	49.9	42.9
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR+925	0.0%	1/27/34	SEK	15.0	1.3	1.5
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	22.0%		11/8/27		$9.0	9.0	9.0
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$70.0	70.0	70.0
Bausch Health Cos Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$50.0	50.0	50.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components					54,407	$—	$—
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26		5,000,000	5.0	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF+900	1.0%	11/3/25		$125.0	121.0	126.0
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF+900	1.0%	11/3/25		$12.0	12.0	12.1
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF+900	1.0%	11/3/25		$36.1	36.1	36.4
Capital Automotive LP, Private Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)					21,190,090	23.2	32.4
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28		41.5	40.9	41.5
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$14.1	14.1	14.1
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	1.8	1.3	1.3
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€2.0	2.1	2.3
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$5.9	5.9	5.9
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	2.2	1.7	1.8
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€2.0	2.1	2.0
Drive Revel, Private Equity	(v)(w)(y)	Financial Services					1,853,796	2.0	2.2
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services					149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28		$494.5	309.4	256.5
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25		$18.7	15.6	18.7
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25		$13.7	11.2	13.7
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26		$1.6	1.3	1.6
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services					3,839,633	4.4	4.5
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services					7,193,212	7.2	6.9
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services					32,850,984	32.9	34.5
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					4,471,509	4.4	4.2
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0% PIK (11.0% Max PIK)		3/20/30		$11.4	11.4	11.4
Jet Edge International LLC, Structured Mezzanine	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26		$46.0	46.0	46.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Jet Edge International LLC, Structured Mezzanine	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	$0.7	$0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			99,700,000	98.9	99.7
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods				63,265,438	63.3	65.6
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26	$39.1	39.1	15.3
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment				89,492,619	89.6	99.9
KKR Residential Opportunities I LLC, Private Equity	(v)	Real Estate Management & Development				6,285,920	6.3	7.3
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services				9,221,222	9.2	8.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)(y)	Capital Goods				11,976,417	11.3	11.8
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				81,136,364	81.1	78.8
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services	2.0%		1/25/27	$8.3	2.4	2.2
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate Management & Development	10.0%		4/1/26	$42.6	42.6	40.9
Optio Invest, Private Equity	(v)(w)(y)	Financial Services				810,922	1.0	1.0
PayPal Europe Sarl et Cie SCA, Private Equity	(v)(w)(y)	Financial Services				55,605,051	59.8	59.6
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	7.3	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$58.9	57.2	33.1
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Financial Services				220,778,388	236.5	241.0
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.4	2.7
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Financial Services				23,500,000	23.5	24.4
SunPower Financial, Private Equity	(v)(w)(y)	Financial Services				3,690,938	3.7	4.5
Synovus Financial Corp, Private Equity	(v)(w)	Banks				8,345,434	8.3	8.4
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£33.1	41.6	42.1
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£10.3	13.0	12.9
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services	8.0%			£21.7	26.3	27.8
TDC LLP, Private Equity	(ad)(v)(w)	Financial Services				1,576,060	2.0	2.0
Vehicle Secured Funding Trust, Private Equity	(v)(w)(y)	Financial Services				94,927,993	94.9	94.9
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$21.8	21.8	21.8
Weber-Stephen Products LLC, Revolver	(w)(x)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$44.9	44.9	44.9
Total Asset Based Finance							2,396.4	2,236.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Unfunded Asset Based Finance Commitments							(159.3)	(159.3)
Net Asset Based Finance							2,237.1	2,077.3

Credit Opportunities Partners JV, LLC—20.4%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC				1,637.3	1,571.7	1,396.9
Total Credit Opportunities Partners JV, LLC							1,571.7	1,396.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—16.6%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.6
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	4.5
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	50.0
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	1.8
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	8.8
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF+950 PIK (SF+950 Max PIK)	1.0%	4/30/31	15,000,000	14.1	12.5
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(p)(y)	Energy				866,071	19.4	22.9
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.7
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493	262.2	252.6
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	2.5
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	0.8
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				5,578	9.9	25.9
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				6,044,502	4.9	11.2
Bowery Farming Inc, Common Stock	(v)(y)	Food, Beverage & Tobacco				1,058,391	10.0	3.1
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	161,828	—	0.1
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	1,058,391	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	6.3
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	3.6
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	$0.7	$—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.7	33.9
Fox Head Inc, Common Stock	(j)(v)(y)	Consumer Durables & Apparel				10,000,000	2.9	—
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.8
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel				228,806	35.4	0.5
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel	15.9% PIK (15.9% Max PIK)			2,068,400	4.0	5.5
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel				7,701,195	2.5	1.0
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services				250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services				1,000	8.2	3.8
Gracent LLC, Preferred Stock A	(ad)(n)(y)	Health Care Equipment & Services				500	8.0	—
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services				745	—	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	7.3
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	25.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.4
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.5
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)(z)	Materials	0.0% PIK (12.5% Max PIK)		2/15/28	15,279	214.5	148.7
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,944,319	8.0	5.6
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	5.0
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	61.3	84.4
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	3.7
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%		75,534,743	71.5	71.2
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	19.7
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services				34,872	2.1	1.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services				371,992	22.8	18.5
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				589,656	$0.6	$0.3
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products				30,000	3.0	7.1
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	120.7
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	3.5
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel				4,563	8.3	10.2
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				920,188	0.9	7.7
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.1
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.6
Sorenson Communications LLC, Common Stock	(j)(u)(v)	Telecommunication Services				42,731	7.1	2.9
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.1
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		76,878,880	73.5	82.6
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				683,240,044	7.2	10.4
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	1.9
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	12.3
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	—
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				43,974	2.1	—
Worldwise Inc, Preferred Equity	(v)	Household & Personal Products	20.0% PIK (20.0% Max PIK)			830,617	0.3	0.8
Total Equity/Other							1,149.0	1,134.5
TOTAL INVESTMENTS—213.9%							$15,419.8	14,649.3
LIABILITIES IN EXCESS OF OTHER ASSETS—(113.9%)								(7,800.3)
NET ASSETS—100%								$6,849.0

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at December 31, 2023	Unrealized Appreciation (Depreciation)
AUD	10/21/2024	JP Morgan Chase Bank	A$	8.3	Sold	$5.2	$5.7	$(0.5)
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.2	Sold	1.5	1.5	—
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.3	Sold	1.5	1.6	(0.1)
CAD	11/18/2024	JP Morgan Chase Bank	C$	1.1	Sold	0.8	0.8	—
GBP	11/25/2024	JP Morgan Chase Bank	£	1.4	Sold	1.7	1.8	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	3.4	Sold	4.1	4.3	(0.2)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.7	Sold	2.1	2.2	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	5.0	Sold	6.0	6.3	(0.3)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.9	Sold	2.3	2.5	(0.2)
GBP	1/20/2026	JP Morgan Chase Bank	£	6.2	Sold	7.5	7.9	(0.4)
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	17.3	(0.7)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.3	4.5	(0.2)
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0	Sold	60.1	50.5	9.6
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5	Sold	4.1	3.4	0.7
SEK	5/10/2024	JP Morgan Chase Bank	SEK	250.0	Sold	26.3	25.0	1.3
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3	Sold	13.3	12.1	1.2
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8	Sold	3.1	2.8	0.3
SEK	4/14/2027	JP Morgan Chase Bank	SEK	167.0	Sold	16.4	17.3	(0.9)
Total						$176.9	$167.5	$9.4
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2023, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.59%, the Euro Interbank Offered Rate, or EURIBOR or "E", was 3.91%, Canadian Dollar Offer Rate, or CDOR or "C", was 5.45%, the Australian Bank Bill Swap Bid Rate, or BBSY or "B", was 4.41%, the Reykjavik Interbank Offered Rate, or REIBOR or "R", was 9.91%, the Stockholm Interbank Offered Rate, or STIBOR or "SR", was 4.05%, the Sterling Interbank Offered Rate, or SONIA or "SA", was 5.21%, the Secured Overnight Financing Rate, or SOFR or "SF", was 5.33%, the U.S. Prime Lending Rate, or Prime or "P", was 8.50%, and the Australian Bank Bill Swap Rate, or BBSW or "BW", was 4.36%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

(l)Not used.
(m)Security or portion thereof was held within FSK CLO as of December 31, 2023.
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
(w)The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2023, 73.1% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company's fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of unsettled as of December 31, 2023.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$53.1	$8.1	$(26.5)	$(0.2)	$1.1	$35.6	$4.6	$0.3	$0.4	$—
Affordable Care Inc	—	7.4	—	—	(0.1)	7.3	0.3	—	0.1	—
Belk Inc	8.8	—	(7.9)	1.0	11.3	13.2	0.2	—	—	—
Belk Inc	19.4	—	—	—	0.6	20.0	3.0	—	—	—
Constellis Holdings LLC	15.0	0.2	—	—	(0.1)	15.1	2.1	—	0.1	—
Galaxy Universal LLC	—	7.5	(7.5)	—	—	—	0.7	—	0.5	—
Galaxy Universal LLC	—	88.0	(0.9)	—	(0.7)	86.4	9.6	—	—	—
Galaxy Universal LLC	—	21.7	(3.2)	—	(0.4)	18.1	1.9	—	—	—
One Call Care Management Inc(4)	—	4.7	—	—	(0.5)	4.2	0.6	—	—	—
Sungard Availability Services Capital Inc	0.5	—	(1.1)	(4.7)	5.3	—	—	—	—	—
Sungard Availability Services Capital Inc	2.0	—	(2.0)	—	—	—	—	—	0.1	—
ThermaSys Corp	8.6	—	(5.1)	(3.2)	(0.3)	—	(0.2)	—	—	—
Senior Secured Loans—Second Lien
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Belk Inc	$3.3	$—	$—	$—	$(3.3)	$—	$—	$—	$—	$—
Constellis Holdings LLC	13.5	0.3	—	—	(4.8)	9.0	2.4	—	0.1	—
Sungard Availability Services Capital Inc	—	—	—	(13.5)	13.5	—	—	—	—	—
Other Senior Secured Debt
One Call Care Management Inc(4)	—	26.3	—	—	(5.7)	20.6	—	2.5	—	—
Asset Based Finance
Altavair AirFinance, Private Equity(4)	—	141.2	(11.3)	—	4.0	133.9	—	—	—	27.9
Accelerator Investments Aggregator LP, Private Equity4)	—	4.5	(1.2)	(0.1)	(0.7)	2.5	—	—	—	—
Home Partners JV 2, Structured Mezzanine	10.2	1.2	—	—	—	11.4	—	1.1	—	—
Home Partners JV 2, Private Equity	0.2	—	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	5.0	—	—	—	(0.8)	4.2	—	—	—	—
Equity/Other
Affordable Care Inc, Preferred Stock	49.9	—	—	—	0.1	50.0	—	5.5	—	—
athenahealth Inc, Preferred Stock	231.2	—	—	—	21.4	252.6	—	29.2	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	4.8	—	(5.2)	1.0	10.6	11.2	—	—	—	—
Constellis Holdings LLC, Private Equity	6.3	—	—	—	(6.3)	—	—	—	—	—
Fronton BV, Common Stock	1.0	—	—	—	0.8	1.8	—	—	—	—
Galaxy Universal LLC, Common Stock(4)	—	35.4	—	—	(34.9)	0.5	—	—	—	—
Galaxy Universal LLC, Trade Claim(4)	—	4.6	(2.1)	—	(1.5)	1.0	—	—	—	—
Galaxy Universal LLC, Preferred Stock	—	4.0	—	—	1.5	5.5	—	0.1	—	—
One Call Care Management Inc, Preferred Stock A(4)	—	22.8	—	—	(4.3)	18.5	—	—	—	—
One Call Care Management Inc, Common Stock(4)	—	2.1	—	—	(0.2)	1.9	—	—	—	—
One Call Care Management Inc, Preferred Stock B(4)	—	8.0	—	—	(0.3)	7.7	—	0.7	—	—
Proserv Acquisition LLC, Class A Common Units	1.1	—	—	—	2.4	3.5	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	(0.2)	(1.5)	1.7	—	—	—	—	—
Total	$443.4	$388.0	$(74.2)	$(21.2)	$9.4	$745.4	$25.2	$39.4	$1.3	$27.9
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
(3)Interest, PIK, fee and dividend and other income presented for the full year ended December 31, 2023.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

(4)The Company held this investment as of December 31, 2022 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2022. Transfers in or out have been presented at amortized cost.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2023, the Company disposed of investments in portfolio companies of which it was deemed to be an "affiliated person" and deemed to "control". The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	$3.9	$—	$(40.1)	$—	$36.2	$—	$—	$—	$—	$—
ATX Networks Corp	40.6	27.9	(3.4)	—	—	65.1	7.6	—	3.8	—
Gracent LLC	—	52.0	(23.1)	(4.2)	(0.2)	24.5	0.4	2.3	—	—
HM Dunn Co Inc	35.6	1.0	(0.8)	—	—	35.8	2.9	1.1	—	—
HM Dunn Co Inc	—	1.0	—	—	—	1.0	0.1	—	—	—
NCI Inc	28.1	3.4	0.3	—	0.4	32.2	—	3.5	—	—
Production Resource Group LLC	152.5	20.0	(1.2)	—	(2.7)	168.6	23.8	8.5	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	68.1	3.5	(6.4)	0.1	(1.7)	63.6	9.6	1.9	—	—
Production Resource Group LLC	31.3	4.5	(1.6)	—	0.6	34.8	3.6	1.1	—	—
Warren Resources Inc	18.6	0.7	—	—	(0.5)	18.8	3.1	0.2	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	—	6.5	—	—	—	6.5	—	0.3	—	—
Quoizel, LLC	—	6.8	—	—	—	6.8	—	0.4	—	—
Other Senior Secured Debt
JW Aluminum Co	78.1	0.2	—	—	(1.2)	77.1	8.0	—	—	—
Subordinated Debt
ATX Networks Corp	21.9	11.1	—	—	(0.1)	32.9	—	3.7	—	—
Hilding Anders	—	—	—	(99.4)	99.4	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	(0.3)	—	—	—
Hilding Anders	—	—	—	(26.9)	26.9	—	(0.1)	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	58.9	2.0	—	—	(8.2)	52.7	4.2	1.8	—	—
801 5th Ave, Seattle, Private Equity	6.3	—	—	—	(6.3)	—	—	—	—	—
Abacus JV, Private Equity(4)	—	48.2	(2.2)	0.1	2.4	48.5	—	—	—	7.4
Avenue One PropCo, Private Equity	31.0	7.8	—	—	—	38.8	—	—	—	—
Australis Maritime, Common Stock(4)	—	53.2	(19.1)	1.3	0.4	35.8	—	—	—	5.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Australis Maritime II, Private Equity	$—	$10.9	$—	$—	$1.3	$12.2	$—	$—	$—	$—
Avida Holding AB, Common Stock	42.6	5.3	—	—	(5.0)	42.9	—	—	—	—
Avida Holding AB, Subordinated Bond	—	1.3	—	—	0.2	1.5	—	—	—	—
Capital Automotive LP, Private Equity(4)	—	23.7	(0.5)	—	9.2	32.4	—	—	—	3.8
Capital Automotive LP, Structured Mezzanine(4)	—	41.8	(0.9)	—	0.6	41.5	4.7	—	—	—
Kilter Finance, Preferred Stock	99.5	0.3	—	—	(0.1)	99.7	15.0	—	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	44.4	19.5	(0.6)	—	2.3	65.6	—	—	—	1.9
KKR Central Park Leasing Aggregator L.P., Partnership Interest(4)	—	39.1	—	—	(23.8)	15.3	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest(4)	—	89.6	—	—	10.3	99.9	—	—	—	4.3
KKR Rocket Loans Aggregator LLC, Partnership Interest	4.3	9.9	(5.0)	—	(0.9)	8.3	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest(4)	—	23.0	(11.7)	—	0.5	11.8	—	—	—	—
My Community Homes PropCo 2, Private Equity	79.0	—	(3.2)	—	3.0	78.8	—	—	—	—
Prime ST LLC, Private Equity	—	—	(0.1)	—	0.1	—	—	—	—	—
Prime ST LLC, Structured Mezzanine	43.5	3.5	—	—	(13.9)	33.1	3.0	3.3	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	261.2	0.1	—	—	(20.3)	241.0	—	—	—	14.5
TDC LLP, Preferred Equity	—	26.3	—	—	1.5	27.8	1.5	—	—	—
TDC LLP, Preferred Equity	—	2.0	—	—	—	2.0	—	—	—	0.1
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,428.3	—	—	—	(31.4)	1,396.9	—	—	—	228.1
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	(30.7)	30.7	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	29.2	8.2	—	—	(11.5)	25.9	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	5.0	—	—	—	(2.5)	2.5	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	9.0	—	—	—	(8.2)	0.8	—	—	—	—
Gracent LLC, Preferred Stock A	—	8.0	—	—	(8.0)	—	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Gracent LLC, Class A Common Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gracent LLC, Preferred Equity	—	8.2	—	—	(4.4)	3.8	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	(0.1)	0.1	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	(15.0)	15.0	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	16.9	—	—	—	8.2	25.1	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.4	—	—	—	0.1	2.5	—	—	—	—
JW Aluminum Co, Preferred Stock	112.5	18.6	(4.2)	—	21.8	148.7	—	16.4	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	20.2	—	—	—	(0.5)	19.7	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	105.7	—	—	—	15.0	120.7	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	—	8.3	—	—	1.9	10.2	—	—	—	—
Quorum Health Corp, Trade Claim(4)	—	0.7	—	—	0.2	0.9	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units(4)	—	0.2	—	—	(0.1)	0.1	—	—	—	—
Quorum Health Corp, Private Equity	—	0.9	—	—	6.8	7.7	—	—	—	—
Warren Resources Inc, Common Stock	29.2	—	—	—	(16.9)	12.3	—	—	—	—
Total	$2,908.4	$599.2	$(123.8)	$(174.8)	$126.7	$3,335.7	$87.1	$44.5	$3.8	$266.0
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
(3)Interest, PIK, fee and dividend and other income presented for the full year ended December 31, 2023.
(4)The Company held this investment as of December 31, 2022 but it was not deemed to be an “control” of the portfolio company as of December 31, 2022. Transfers in or out have been presented at amortized cost.

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+525	1.0%	7/10/24	A$	3.1	$2.2	$2.1
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	L+750	1.0%	9/1/26		$40.6	40.6	40.6
AxiomSL Ltd	(f)(m)(t)(v)	Software & Services	L+600	1.0%	12/3/27		34.7	34.1	33.7
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/25		2.5	2.4	2.4
AxiomSL Ltd	(x)	Software & Services	L+600	1.0%	12/3/27		2.3	2.3	2.2
Barbri Inc	(f)(k)(l)(m)(t)	Consumer Services	L+575	0.8%	4/28/28		61.5	57.7	61.0
Barbri Inc	(k)(l)(v)	Consumer Services	L+575	0.8%	4/28/28		70.3	70.0	69.7
Barbri Inc	(x)	Consumer Services	L+575	0.8%	4/28/28		9.1	9.1	9.1
Belk Inc	(aa)(ac)(v)	Retailing	L+750	1.0%	7/31/25		21.9	21.8	19.4
Belk Inc	(aa)(ac)(v)(y)(z)	Retailing	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		71.0	42.5	8.8
BGB Group LLC	(f)(i)(k)(l)(m)(t)	Media & Entertainment	L+575	1.0%	8/16/27		111.1	110.3	108.4
BGB Group LLC	(x)	Media & Entertainment	L+575	1.0%	8/16/27		19.9	19.9	19.5
Bowery Farming Inc	(v)	Food, Beverage & Tobacco	L+1,000	1.0%	4/30/26		75.0	74.4	70.3
Caldic BV	(aa)(v)(w)	Retailing	E+350	0.0%	2/4/29		€0.8	0.9	0.8
Caldic BV	(aa)(v)(w)	Retailing	SF+375	0.5%	2/26/29		$1.4	1.4	1.4
CFC Underwriting Ltd	(w)(x)	Insurance	SA+550, 0.0% PIK (2.8% Max PIK)	0.0%	5/16/29		£4.7	5.7	5.7
Cimarron Energy Inc	(v)(y)(z)	Energy	L+900	1.0%	12/31/24		$7.5	4.8	3.7
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26		294.0	284.6	287.9
Clarience Technologies LLC	(x)	Capital Goods	SF+625	1.0%	12/13/24		25.4	25.3	24.9
Community Brands Inc	(v)	Software & Services	SF+575	0.8%	2/24/28		32.7	32.1	31.6
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28		3.9	3.8	3.7
Community Brands Inc	(x)	Software & Services	SF+575	0.8%	2/24/28		1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+750	1.0%	3/27/24		15.0	14.4	15.0
Corsearch Intermediate Inc	(m)(v)	Software & Services	L+550	1.0%	4/19/28		30.1	28.5	29.8
Corsearch Intermediate Inc	(x)	Software & Services	L+550	1.0%	4/19/28		4.4	4.4	4.4
CSafe Global	(f)(i)(k)(l)(m)(t)(v)	Capital Goods	L+625	0.8%	12/23/27		186.8	181.5	186.8
CSafe Global	(v)	Capital Goods	L+625	0.8%	12/23/27		£27.2	35.9	32.8
CSafe Global	(v)	Capital Goods	L+625	0.8%	8/13/28		$11.8	11.8	11.8
CSafe Global	(x)	Capital Goods	L+625	0.8%	12/23/26		34.9	34.9	34.7
Dental Care Alliance Inc	(f)(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28		135.4	131.7	132.7
Dental Care Alliance Inc	(x)	Health Care Equipment & Services	SF+641	0.8%	4/3/28		1.7	1.7	1.6
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28		€23.1	22.5	24.1
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28		2.4	2.3	2.2
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29	€0.3	$0.4	$0.4
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	SF+425	0.5%	6/22/29	$1.4	1.4	1.4
Encora Digital Inc	(v)	Software & Services	L+550, 0.0% PIK (2.4% Max PIK)	0.8%	12/20/28	65.1	63.9	61.7
Encora Digital Inc	(x)	Software & Services	L+550	0.8%	12/20/28	19.6	19.4	18.6
Envirotainer Ltd	(w)(x)	Transportation	E+600, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.6
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	$1.3	1.3	1.3
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	1.0	1.0	1.0
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	4.7	4.7	4.6
Follett Software Co	(f)(k)(l)(t)	Software & Services	L+575	0.8%	8/31/28	73.7	73.1	72.1
Follett Software Co	(x)	Software & Services	L+575	0.8%	8/31/27	9.9	9.9	9.7
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	83.9	80.5	84.7
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	L+550	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(v)	Insurance	SF+625	0.8%	10/29/27	2.9	2.8	2.8
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+600	0.8%	10/29/28	79.9	78.8	78.1
Foundation Risk Partners Corp	(x)	Insurance	SF+625	0.8%	10/29/27	4.1	4.1	4.0
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	1.0%	6/24/23	7.5	7.5	7.5
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	88.0	88.0	85.3
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF+500	1.0%	11/12/26	21.5	21.4	21.2
Galway Partners Holdings LLC	(k)(l)(m)(t)(v)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	111.1	109.4	109.7
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.8	11.8
Galway Partners Holdings LLC	(x)	Insurance	L+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	1.3	1.3	1.3
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	L+625	1.0%	6/18/27	156.4	155.1	146.5
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/9/29	170.4	168.9	163.2
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	8.9
Gracent LLC	(v)	Health Care Equipment & Services	SF+550	1.0%	2/28/27	25.9	26.6	22.1
Gracent LLC	(v)(y)(z)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27	22.9	22.6	11.4
Greystone Equity Member Corp	(v)(w)	Diversified Financials	L+725	3.8%	4/1/26	194.8	185.0	188.7
Heniff Transportation Systems LLC	(f)(i)(k)(l)(m)(v)	Transportation	SF+575	1.0%	12/3/26	135.7	129.8	131.3
Heniff Transportation Systems LLC	(v)	Transportation	SF+625	1.0%	12/3/26	19.1	18.4	18.5
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/24	17.8	17.6	17.2
Hibu Inc	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	99.0	94.8	99.8
Higginbotham Insurance Agency Inc	(v)	Insurance	L+550	0.8%	11/25/26	4.4	4.4	4.4
Higginbotham Insurance Agency Inc	(v)	Insurance	L+525	0.8%	11/25/26	7.0	6.6	7.0
Higginbotham Insurance Agency Inc	(x)	Insurance	L+550	0.8%	11/25/26	6.0	6.0	6.0
HKA	(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	4.4	4.3	4.2
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
HKA	(w)(x)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		$0.2	$0.2	$0.2
HM Dunn Co Inc	(ad)(v)	Capital Goods	L+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		35.6	35.6	35.6
HM Dunn Co Inc	(ad)(x)	Capital Goods	L+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		2.0	2.0	2.0
Individual FoodService	(m)(s)	Capital Goods	SF+625	1.0%	11/22/25		69.4	66.1	68.7
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/25		5.2	5.2	5.2
Individual FoodService	(m)(v)	Capital Goods	SF+625	1.0%	11/22/25		16.7	16.7	16.6
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/25		5.4	5.4	5.4
Individual FoodService	(v)	Capital Goods	SF+625	1.0%	11/22/25		6.9	6.9	6.8
Individual FoodService	(x)	Capital Goods	SF+625	1.0%	11/22/24		4.8	4.7	4.7
Individual FoodService	(x)	Capital Goods	SF+625	1.0%	11/22/25		1.4	1.4	1.4
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€88.8	102.1	91.3
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$25.6	25.7	26.0
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	3.5	2.2	2.2
Insight Global LLC	(v)	Commercial & Professional Services	L+600	0.8%	9/22/27		$8.4	8.4	8.2
Insight Global LLC	(i)(v)	Commercial & Professional Services	L+600	0.8%	9/22/28		203.3	201.5	197.0
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/27		12.6	12.6	12.2
Insight Global LLC	(x)	Commercial & Professional Services	L+600	0.8%	9/22/28		26.8	26.8	26.0
Integrity Marketing Group LLC	(v)	Insurance	L+602	0.8%	8/27/25		124.4	124.4	122.4
J S Held LLC	(f)(i)(m)(s)(v)	Insurance	L+550	1.0%	7/1/25		103.0	101.0	101.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		8.9	8.7	8.8
J S Held LLC	(v)	Insurance	L+550	1.0%	7/1/25		22.2	22.2	22.0
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25		24.8	24.8	24.6
J S Held LLC	(x)	Insurance	L+550	1.0%	7/1/25		5.2	5.2	5.2
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		19.2	19.2	19.0
Jarrow Formulas Inc	(f)(i)(k)(l)(m)(s)(t)(v)	Household & Personal Products	L+625	1.0%	11/30/26		181.8	174.1	181.3
Karman Space Inc	(m)(v)	Capital Goods	L+700	1.0%	12/21/25		51.1	48.9	49.7
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25		4.5	4.3	4.4
Karman Space Inc	(v)	Capital Goods	L+700	1.0%	12/21/25		37.1	36.6	36.1
Karman Space Inc	(x)	Capital Goods	L+700	1.0%	12/21/25		1.0	1.0	0.9
Kellermeyer Bergensons Services LLC	(f)(i)(k)(l)(m)(s)(t)(v)	Commercial & Professional Services	L+600	1.0%	11/7/26		268.9	259.5	244.6
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+600	1.0%	11/7/26		84.6	84.1	77.0
Kellermeyer Bergensons Services LLC	(v)	Commercial & Professional Services	L+600	1.0%	11/7/26		15.4	15.3	14.0
Lakefield Veterinary Group	(f)(i)(v)	Health Care Equipment & Services	L+550	0.8%	11/23/28		108.3	107.6	103.8
Lakefield Veterinary Group	(x)	Health Care Equipment & Services	L+550	0.8%	11/23/28		35.2	35.2	33.7
Lakeview Farms Inc	(l)(m)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27		31.2	29.6	30.2
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	$4.5	$4.5	$4.3
Lakeview Farms Inc	(m)(v)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	45.0	45.0	43.6
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	10.8	10.8	10.5
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	L+625	1.0%	6/10/27	2.3	2.3	2.2
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29	133.1	130.2	131.1
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29	8.4	8.4	8.3
Lionbridge Technologies Inc	(f)(k)(m)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	122.7	119.0	123.4
Lipari Foods LLC	(f)(i)(v)	Food & Staples Retailing	SF+650	1.0%	10/31/28	96.0	94.6	94.9
Lipari Foods LLC	(x)	Food & Staples Retailing	SF+650	1.0%	10/31/28	27.3	27.3	27.0
Lloyd’s Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+575, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	£5.7	7.4	6.7
Lloyd’s Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+575, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	9.3	12.6	12.3
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	$18.5	18.2	18.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.1
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/29	5.2	5.2	5.1
Matchesfashion Ltd	(v)(w)(y)(z)	Consumer Durables & Apparel	L+463, 3.0% PIK (3.0% Max PIK)	0.0%	10/11/24	13.3	12.2	4.8
MB2 Dental Solutions LLC	(k)(l)(m)(t)(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	268.0	259.2	263.6
Medallia Inc	(v)	Software & Services	L+325, 3.3% PIK (3.3% Max PIK)	0.8%	10/29/28	207.8	205.8	203.0
Med-Metrix	(i)(t)(v)	Software & Services	L+600	1.0%	9/15/27	56.1	56.1	56.6
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	25.0	25.0	25.3
Med-Metrix	(x)	Software & Services	L+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(m)(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/26	164.4	157.1	139.8
Monitronics International Inc	(aa)(f)(v)	Commercial & Professional Services	L+750	1.3%	3/29/24	18.6	17.7	12.5
Monitronics International Inc	(v)	Commercial & Professional Services	L+600	1.5%	7/3/24	46.1	44.3	42.3
Monitronics International Inc	(x)	Commercial & Professional Services	L+600	1.5%	7/3/24	23.9	23.9	21.9
Motion Recruitment Partners LLC	(f)(i)(v)	Commercial & Professional Services	SF+650	1.0%	12/20/25	64.0	64.0	63.6
Motion Recruitment Partners LLC	(m)(t)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	59.4	55.8	59.0
Motion Recruitment Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	12/22/25	59.6	59.6	59.2
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	75.9	69.9	21.2
NCI Inc	(ad)(v)	Software & Services	L+750 PIK (L+750 Max PIK)	1.0%	8/15/28	28.1	28.7	28.1
Net Documents	(v)	Software & Services	SF+625	1.0%	6/30/27	33.0	32.8	32.0
Net Documents	(x)	Software & Services	L+625	1.0%	6/30/27	3.0	2.9	2.9
New Era Technology Inc	(i)(l)(m)(t)	Software & Services	L+625	1.0%	10/31/26	51.1	49.4	50.2
New Era Technology Inc	(v)	Software & Services	L+625	1.0%	10/31/26	2.6	2.5	2.5
New Era Technology Inc	(x)	Software & Services	L+625	1.0%	10/31/26	2.1	2.1	2.1
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	5.7	5.6	5.5
NPD Group Inc/The	(v)	Consumer Services	SF+575	0.8%	12/1/27	0.1	0.1	0.1
NPD Group Inc/The	(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28	19.2	19.2	19.2
NPD Group Inc/The	(x)	Consumer Services	SF+575	0.8%	12/1/27	0.9	0.9	0.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Omnimax International Inc	(f)(i)(k)(l)(m)(v)	Capital Goods	SF+850	1.0%	10/8/26	$183.6	$176.6	$175.0
One Call Care Management Inc	(aa)(v)	Health Care Equipment & Services	L+550	0.8%	4/22/27	4.9	4.7	4.1
Oxford Global Resources LLC	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	94.5	93.7	94.1
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	3.5	3.5	3.5
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	8.3	8.3	8.3
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	4.1	4.1	4.1
Parts Town LLC	(t)(v)	Retailing	L+550	0.8%	11/1/28	37.1	36.8	35.9
Parts Town LLC	(v)	Retailing	L+550	0.8%	11/1/28	63.2	62.7	61.1
PartsSource Inc	(v)	Health Care Equipment & Services	L+575	0.8%	8/23/28	65.1	64.5	62.9
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/21/26	4.3	4.3	4.1
PartsSource Inc	(x)	Health Care Equipment & Services	L+575	0.8%	8/23/28	22.9	22.7	22.1
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	L+600	1.0%	7/12/27	108.3	107.4	105.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	62.7	59.9	64.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	149.6	143.9	152.5
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+550 PIK (L+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	L+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	34.4	34.3	34.8
PSKW LLC (dba ConnectiveRx)	(i)(l)(s)(t)(v)	Health Care Equipment & Services	L+625	1.0%	3/9/26	291.8	282.8	291.8
Pure Fishing Inc	(aa)(v)	Consumer Durables & Apparel	L+450	0.0%	12/22/25	33.7	33.2	22.6
Radwell International LLC/PA	(v)	Capital Goods	SF+653	0.8%	4/1/29	1.0	1.0	1.0
Radwell International LLC/PA	(i)(k)(l)(t)	Capital Goods	SF+675	0.8%	4/1/29	92.1	92.1	92.1
Radwell International LLC/PA	(x)	Capital Goods	SF+675	0.8%	4/1/28	6.9	6.9	6.9
Reliant Rehab Hospital Cincinnati LLC	(f)(i)(l)(m)(s)(v)	Health Care Equipment & Services	L+625	0.0%	2/28/26	106.1	101.1	84.2
Revere Superior Holdings Inc	(m)(v)	Software & Services	L+575	1.0%	9/30/26	33.5	32.9	33.5
Revere Superior Holdings Inc	(v)	Software & Services	L+575	1.0%	9/30/26	1.5	1.5	1.5
Revere Superior Holdings Inc	(x)	Software & Services	L+575	1.0%	9/30/26	1.7	1.7	1.7
Rise Baking Company	(v)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27	1.4	1.3	1.3
Rise Baking Company	(l)(m)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27	28.5	28.0	27.4
Rise Baking Company	(x)	Food, Beverage & Tobacco	L+650	1.0%	8/13/27	3.9	3.9	3.7
RSC Insurance Brokerage Inc	(i)(k)(l)(m)(s)(v)	Insurance	SF+550	0.8%	10/30/26	240.0	234.3	236.0
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	10/30/26	7.7	7.6	7.6
Safe-Guard Products International LLC	(f)	Diversified Financials	L+500	0.5%	1/27/27	0.1	0.1	0.1
SAMBA Safety Inc	(m)	Software & Services	L+525	1.0%	9/1/27	6.1	6.0	6.0
SAMBA Safety Inc	(x)	Software & Services	L+525	1.0%	9/1/27	2.4	2.4	2.4
SavATree LLC	(v)	Consumer Services	L+525	0.8%	10/12/28	5.5	5.5	5.4
SavATree LLC	(x)	Consumer Services	L+525	0.8%	10/12/28	4.0	4.0	3.9
SavATree LLC	(x)	Consumer Services	L+525	0.8%	10/12/28	6.3	6.3	6.2
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25	57.2	8.9	0.3
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
SitusAMC Holdings Corp	(k)(l)(t)	Real Estate	L+550	0.8%	12/22/27		$55.2	$54.7	$53.2
Solina France SASU	(m)(v)(w)	Food, Beverage & Tobacco	SF+650	0.0%	7/31/28		40.0	38.8	39.1
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	L+550	0.8%	3/17/26		33.6	31.9	32.2
Source Code LLC	(k)(l)(t)	Software & Services	SF+650	1.0%	6/30/27		52.8	51.9	51.3
Source Code LLC	(x)	Software & Services	SF+650	1.0%	6/30/27		15.3	15.0	14.8
Spins LLC	(m)(s)(t)(v)	Software & Services	L+550	1.0%	1/20/27		68.2	65.4	68.2
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		16.5	16.5	16.5
Spins LLC	(x)	Software & Services	L+550	1.0%	1/20/27		7.9	7.9	7.9
Staples Canada	(v)(w)	Retailing	C+700	1.0%	9/12/24	C$	30.5	23.9	22.9
Summit Interconnect Inc	(f)(k)(l)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		$136.5	135.4	128.7
Summit Interconnect Inc	(x)	Capital Goods	SF+600	1.0%	9/22/28		9.4	9.4	8.9
Sungard Availability Services Capital Inc	(ac)(v)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	11/30/23		2.0	2.0	2.0
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+375, 3.8% PIK (3.8% Max PIK)	1.0%	7/1/24		6.1	5.8	0.5
Sungard Availability Services Capital Inc	(ac)(x)	Software & Services	L+100, 8.5% PIK (8.5% Max PIK)	0.0%	11/30/23		1.2	1.2	1.2
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		72.2	70.2	72.2
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	L+575	1.0%	11/30/26		1.0	1.0	1.0
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	L+575	1.0%	11/30/26		4.7	4.7	4.7
Tangoe LLC	(m)(s)(v)	Software & Services	L+650	1.0%	11/28/25		179.5	165.3	147.2
Tangoe LLC	(m)(s)(v)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		3.3	3.3	2.6
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	18.9	21.4
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(ad)(v)(w)(y)	Automobiles & Components					36.7	40.1	3.9
ThermaSys Corp	(ac)(v)(y)(z)	Capital Goods	L+1,100 PIK (L+1,100 Max PIK)	1.0%	1/1/24		$9.7	8.3	8.6
ThreeSixty Group	(f)(m)(v)	Retailing	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		46.1	46.1	45.1
ThreeSixty Group	(m)(v)	Retailing	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	3/1/24		45.9	45.9	44.8
TIBCO Software Inc	(aa)(v)	Software & Services	SF+450	0.5%	3/30/29		39.9	36.4	35.7
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		45.4	44.5	42.7
Time Manufacturing Co	(v)	Capital Goods	L+650	0.8%	12/1/27		7.3	7.3	6.9
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.7	14.4	13.8
Time Manufacturing Co	(x)	Capital Goods	L+650	0.8%	12/1/27		$14.8	14.8	13.9
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.2	32.1
Transaction Services Group Ltd	(f)(v)(w)	Software & Services	L+550	0.0%	10/14/26		$126.2	122.9	123.5
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	L+375	0.5%	8/6/29		1.8	1.8	1.7
Ultra Electronics Holdings PLC	(aa)(v)(w)	Capital Goods	E+375	0.0%	8/6/29		€1.4	1.6	1.4
Version1 Software Ltd	(w)(x)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		2.4	2.4	2.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		$82.3	81.5	80.9
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		1.8	1.7	1.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	$11.0	$10.9	$10.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	4.9	4.9	4.8
Warren Resources Inc	(ad)(v)	Energy	SF+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	18.6	17.8	18.6
Wealth Enhancement Group LLC	(v)(w)	Diversified Financials	SF+600	1.0%	10/4/27	31.1	31.0	30.7
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/4/27	3.3	3.3	3.2
Wealth Enhancement Group LLC	(w)(x)	Diversified Financials	SF+600	1.0%	10/29/27	2.1	2.1	2.0
Woolpert Inc	(f)(k)(l)(m)(t)	Capital Goods	L+600	1.0%	4/5/28	91.0	85.1	88.6
Woolpert Inc	(v)	Capital Goods	L+600	1.0%	4/5/28	68.5	68.5	66.7
Woolpert Inc	(x)	Capital Goods	L+600	1.0%	4/5/28	3.7	3.7	3.6
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28	26.3	26.3	24.4
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28	20.0	19.8	18.5
Worldwise Inc	(v)	Household & Personal Products	SF+625	1.0%	3/29/28	7.4	7.4	6.8
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28	15.5	15.5	14.4
Worldwise Inc	(x)	Household & Personal Products	SF+625	1.0%	3/29/28	6.8	6.8	6.3
Zendesk Inc	(v)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	58.1	57.5	57.5
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	14.5	14.4	14.4
Zendesk Inc	(x)	Software & Services	SF+650, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	6.0	6.0	5.9
Total Senior Secured Loans—First Lien							10,515.6	10,186.5
Unfunded Loan Commitments							(908.1)	(908.1)
Net Senior Secured Loans—First Lien							9,607.5	9,278.4

Senior Secured Loans—Second Lien—17.0%
Advanced Lighting Technologies Inc	(v)(y)(z)	Materials	L+1,600 PIK (L+1,600 Max PIK)	1.0%	3/16/27	13.5	10.5	3.4
Ammeraal Beltech Holding BV	(f)(s)(v)(w)	Capital Goods	L+775	0.0%	9/12/26	23.6	21.8	23.0
Apex Group Limited	(v)(w)	Diversified Financials	L+675	0.5%	7/27/29	55.0	54.0	51.7
Belk Inc	(ac)(v)(y)(z)	Retailing	10.0% PIK (10.0% Max PIK)		7/31/25	28.2	4.2	3.3
Caldic BV	(v)(w)	Retailing	SF+725	0.5%	2/25/30	40.0	39.0	38.2
Constellis Holdings LLC	(ac)(v)	Capital Goods	L+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/25	13.5	12.8	13.5
Cubic Corp	(v)	Software & Services	L+763	0.8%	5/25/29	44.8	42.2	40.6
Ellucian Inc	(v)	Software & Services	L+800	1.0%	10/9/28	179.2	170.9	177.5
Misys Ltd	(aa)(v)(w)	Software & Services	L+725	1.0%	6/13/25	16.3	15.6	12.3
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+1,275 PIK (L+1,275 Max PIK)	1.0%	9/30/24	35.8	28.2	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
OEConnection LLC	(f)(v)	Software & Services	SF+700	0.5%	9/25/27	$76.1	$75.7	$73.6
Peraton Corp	(s)(v)	Capital Goods	L+800	1.0%	2/1/29	175.0	166.2	174.7
Peraton Corp	(v)	Capital Goods	L+775	0.8%	2/1/29	130.4	124.8	128.8
Pure Fishing Inc	(m)(v)	Consumer Durables & Apparel	L+838	1.0%	12/21/26	100.0	95.3	56.1
Solera LLC	(aa)(v)	Software & Services	L+800	1.0%	6/4/29	312.4	297.3	307.7
Sungard Availability Services Capital Inc	(ac)(v)(y)(z)	Software & Services	SF+400, 2.8% PIK (2.8% Max PIK)	1.0%	8/1/24	15.1	13.5	0.0
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	4.0	3.6
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.1	2.8
Vantage Specialty Chemicals Inc	(aa)(v)	Materials	L+825	1.0%	10/27/25	$0.8	0.7	0.7
Wittur Holding GmbH	(v)(w)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	9/23/27	€113.4	122.5	86.1
Total Senior Secured Loans—Second Lien							1,302.3	1,197.6
Unfunded Loan Commitments							(3.1)	(3.1)
Net Senior Secured Loans—Second Lien							1,299.2	1,194.5

Other Senior Secured Debt—1.6%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/29/23	$59.0	42.3	0.9
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.7	78.1
One Call Care Management Inc	(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	25.6	23.9	20.9
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	1.0	0.8	0.8
TruckPro LLC	(aa)(v)	Capital Goods	11.0%		10/15/24	9.2	9.2	9.1
Total Other Senior Secured Debt							151.9	109.8

Subordinated Debt—3.8%
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	1.0	1.0	0.9
ATX Networks Corp	(ab)(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	21.9	8.4	21.9
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	67.9	66.5	64.6
Encora Digital Inc	(v)	Software & Services	9.8% PIK (9.8% Max PIK)		12/13/29	23.8	23.2	22.6
Hilding Anders	(ad)(v)(w)(y)	Consumer Durables & Apparel				€135.2	26.9	—
Hilding Anders	(ad)(v)(w)(y)(z)	Consumer Durables & Apparel	13.0% PIK (13.0% Max PIK)		11/30/25	152.6	99.4	—
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				$9.9	8.9	9.3
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				40.3	32.0	34.1
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+725	0.5%	1/31/30	62.9	61.1	58.2
Ultra Electronics Holdings PLC	(v)(w)	Capital Goods	L+900, 0.0% PIK (9.0% Max PIK)	0.5%	47879	58.2	56.5	53.4
Total Subordinated Debt							383.9	265.0

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—27.1%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Real Estate				8,516,891	$14.0	$6.3
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Real Estate	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$58.9	57.0	58.9
Abacus JV, Private Equity	(v)(w)	Insurance				49,223,047	48.2	53.3
Accelerator Investments Aggregator LP, Private Equity	(v)(w)(y)	Diversified Financials				3,869,291	4.5	3.4
Altavair AirFinance, Private Equity	(v)(w)	Capital Goods				140,212,883	141.1	162.1
Australis Maritime, Common Stock	(v)(w)	Transportation				48,936,056	47.6	49.3
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Real Estate				30,064,353	30.1	31.0
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Diversified Financials				405,023,756	44.6	42.6
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Diversified Financials	SF+393	0.0%	11/8/27	$11.3	11.3	11.3
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components				54,407	—	—
Byrider Finance LLC, Structured Mezzanine	(v)	Automobiles & Components	L+1,050	0.3%	6/3/28	$16.2	16.2	16.1
Byrider Finance LLC, Structured Mezzanine	(x)	Automobiles & Components	L+1,050	0.3%	6/3/28	$6.8	6.8	6.8
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26	5,000,000	5.0	5.0
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Diversified Financials	L+900	1.0%	11/3/25	$125.0	119.3	125.3
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Diversified Financials	L+900	1.0%	11/3/25	$12.0	12.0	12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Diversified Financials	L+900	1.0%	11/3/25	$36.1	36.1	36.1
Capital Automotive LP, Private Equity	(v)(w)	Real Estate				21,640,936	23.7	27.0
Capital Automotive LP, Structured Mezzanine	(v)(w)	Real Estate	11.0%		12/22/28	$42.4	41.7	42.4
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28	$453.1	309.4	232.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25	$28.0	21.2	28.0
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25	$20.5	15.1	20.5
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26	$2.4	1.7	2.4
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				7,391,109	8.6	8.2
Global Lending Services LLC, Private Equity	(v)(w)	Diversified Financials				10,356,657	10.4	10.9
Global Lending Services LLC, Private Equity	(v)(w)(y)	Diversified Financials				9,963,808	10.0	10.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				4,471,509	4.4	5.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Real Estate				168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Real Estate	11.0% PIK (11.0% Max PIK)		3/20/30	$10.2	10.2	10.2
Jet Edge International LLC, Term Loan	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$74.5	74.5	76.7
Jet Edge International LLC, Term Loan	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	0.7	0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			$99.4	98.6	99.5
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)(y)	Capital Goods				44,424,346	44.4	44.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(v)(w)(y)(z)	Capital Goods	14.3%		5/31/23	$39.1	$39.1	$16.3
KKR Chord IP Aggregator LP, Partnership Interest	(v)(w)	Media & Entertainment				89,453,083	89.5	96.3
KKR Residential Opportunities I LLC, Private Equity	(v)(y)	Real Estate				17,510,867	17.5	17.6
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)	Diversified Financials				4,336,415	4.3	4.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(v)(w)(y)	Capital Goods				23,664,954	23.0	20.0
Luxembourg Life Fund - Absolute Return Fund II, Structured Mezzanine	(v)(w)	Insurance	SF+750	0.5%	2/10/27	$24.9	24.9	24.6
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Real Estate				84,291,667	84.3	79.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Diversified Financials	19.3%		1/25/27	$8.3	2.5	3.5
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate	10.0%		4/1/26	$71.1	71.1	66.4
Pretium Partners LLC P2, Term Loan	(v)(w)	Real Estate	11.0%		12/16/29	$33.5	33.0	32.9
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Real Estate				5,666,079	7.4	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Real Estate	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$55.5	53.7	43.5
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Real Estate				220,778,388	236.4	261.2
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate	8.0%		7/25/30	$5.7	5.7	5.7
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate	18.0%		7/25/30	$3.4	2.3	2.4
Saluda Grade Alternative Mortgage Trust 2022-BC2, Term Loan	(v)(w)	Real Estate	7.3%		7/25/30	$10.5	10.5	10.3
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Diversified Financials				23,500,000	23.5	23.8
Total Asset Based Finance							2,067.2	1,946.1
Unfunded Asset Based Finance Commitments							(43.6)	(43.6)
Net Asset Based Finance							2,023.6	1,902.5

Credit Opportunities Partners JV, LLC—20.4%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Diversified Financials				$1,637.3	$1,571.7	$1,428.3
Total Credit Opportunities Partners JV, LLC							1,571.7	1,428.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.1%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.5
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	3.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	$48.1	$49.9
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	2.2
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	11.8
Amtek Global Technology Pte Ltd, Common Stock	(ad)(g)(v)(w)(y)	Automobiles & Components				7,046,126	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	(ad)(v)(w)(y)	Automobiles & Components				5,735,804,056	30.7	—
Amtek Global Technology Pte Ltd, Private Equity	(ad)(v)(w)(y)	Automobiles & Components				4,097	—	—
Angelica Corp, Limited Partnership Interest	(h)(y)	Health Care Equipment & Services				877,044	47.6	—
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	L+950 PIK (L+950 Max PIK)	1.0%	4/30/31	15,000,000	14.0	13.4
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.5
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	3.6
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(p)(y)	Energy				86,607,143	19.4	30.5
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493,473	262.2	231.2
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	5.0
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	9.0
ATX Networks Corp, Common Stock	(ab)(ad)(s)(v)(w)(y)	Capital Goods				4,214	1.7	29.2
AVF Parent LLC, Trade Claim	(v)(y)	Retailing				44,507	—	—
Belk Inc, Common Stock	(ac)(v)(y)	Retailing				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	9.1	4.8
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			4/30/26	161,828	—	2.5
Catalina Marketing Corp, Common Stock	(v)(y)	Media & Entertainment				6,522	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	4.0
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.6	3.6
Cimarron Energy Inc, Common Stock	(v)(y)	Energy				4,302,293	—	—
Cimarron Energy Inc, Participation Option	(v)(y)	Energy				25,000,000	—	0.0
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	6.3
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.8	34.7
Envigo Laboratories Inc, Series A Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	10,924	—	—
Envigo Laboratories Inc, Series B Warrant	(s)(y)	Health Care Equipment & Services			4/29/24	17,515	—	—
Fox Head Inc, Common Stock	(j)(v)	Consumer Durables & Apparel				10,000,000	2.9	—
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.0
Galaxy Universal LLC, Common Stock	(n)(y)	Consumer Durables & Apparel				228,806	35.4	7.5
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel				7,701,195	$4.6	$1.7
Genesys Telecommunications Laboratories Inc, Class A Shares	(v)(y)	Technology Hardware & Equipment				40,529	—	—
Genesys Telecommunications Laboratories Inc, Ordinary Shares	(v)(y)	Technology Hardware & Equipment				41,339	—	—
Genesys Telecommunications Laboratories Inc, Preferred Stock	(v)(y)	Technology Hardware & Equipment				1,050,465	0.0	—
Gracent LLC, NP-1 Common Stock	(n)(y)	Health Care Equipment & Services				1,000,000	4.2	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	5.2
Hilding Anders, Class A Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				4,503,411	0.1	—
Hilding Anders, Class B Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				574,791	—	—
Hilding Anders, Class C Common Stock	(ad)(v)(w)(y)	Consumer Durables & Apparel				213,201	—	—
Hilding Anders, Equity Options	(ad)(v)(w)(y)	Consumer Durables & Apparel			11/30/25	236,160,807	15.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	16.9
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.0
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.4
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials	6.3% PIK (12.5% Max PIK)		2/15/28	15,279	200.1	112.5
Lipari Foods LLC, Common Stock	(v)(y)	Food & Staples Retailing				7,936,123	8.0	8.0
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	4.9
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	84.6	160.9
MB Precision Holdings LLC, Class A - 2 Units	(n)(o)(y)	Capital Goods				8,081,288	0.5	—
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	2.9
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services				5,000,000	4.8	—
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,025 PIK (L+1,025 Max PIK)	0.0%		65,200,765	61.1	61.1
NBG Home, Common Stock	(v)(y)	Consumer Durables & Apparel				1,903	2.4	—
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	20.2
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(v)(y)	Health Care Equipment & Services				34,872	2.1	1.9
One Call Care Management Inc, Preferred Stock A	(v)(y)	Health Care Equipment & Services				371,992	22.8	20.5
One Call Care Management Inc, Preferred Stock B	(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				646,309	$0.6	$0.6
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	10.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	105.7
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	1.1
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quorum Health Corp, Trade Claim	(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(v)(y)	Health Care Equipment & Services				143,400	0.2	0.2
Ridgeback Resources Inc, Common Stock	(j)(u)(v)(w)	Energy				1,969,418	6.4	8.6
Sequel Youth & Family Services LLC, Class R Common Stock	(n)(y)	Health Care Equipment & Services				900,000	—	—
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.1	—
Sound United LLC, Common Stock	(v)(y)	Consumer Durables & Apparel				532,768	0.7	7.0
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.0
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
ThermaSys Corp, Preferred Stock	(ac)(v)(y)	Capital Goods				1,529	1.7	—
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		133,186,150	127.3	129.6
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				683,240,044	7.2	6.7
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	1.2
Versatile Processing Group Inc, Class A - 2 Units	(u)(y)	Materials				3,637,500	3.6	—
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	29.2
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	1.6
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	0.4
Total Equity/Other							1,276.3	1,198.8
TOTAL INVESTMENTS—219.3%							$16,314.1	$15,377.3
LIABILITIES IN EXCESS OF OTHER ASSETS—(119.3%)								$(8,365.3)
NET ASSETS—100%								$7,012.0

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

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Affordable Care Inc	59.9	16.2	(21.4)	—	(1.6)	53.1	4.1	—	0.2	—
athenahealth Inc	—	6.8	(6.1)	(0.7)	—	—	0.2	—	0.2	—
Belk Inc	49.2	4.7	(2.2)	(0.2)	(42.7)	8.8	3.7	2.7	—	—
Belk Inc	21.9	0.1	—	—	(2.6)	19.4	2.2	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Borden (New Dairy Opco)	$9.0	$—	$(9.0)	$0.6	$(0.6)	$—	$0.1	$—	$0.3	$—
Borden (New Dairy Opco)	42.0	0.1	(42.0)	1.7	(1.8)	—	0.9	—	1.3	—
Borden Dairy Co	—	—	—	(25.4)	25.4	—	—	—	—	—
Constellis Holdings LLC	15.0	0.4	—	—	(0.4)	15.0	1.8	—	—	—
Fairway Group Holdings Corp	0.7	—	—	(1.0)	0.3	—	—	—	—	—
Micronics Filtration Holdings Inc	51.0	5.7	(51.7)	—	(5.0)	—	0.2	0.3	—	—
Petroplex Acidizing Inc	9.7	—	(16.7)	(5.3)	12.3	—	—	—	—	—
Sorenson Communications LLC(4)	60.1	—	(56.9)	—	(3.2)	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	6.0	0.1	—	—	(5.6)	0.5	—	—	—	—
Sungard Availability Services Capital Inc(4)	—	4.5	(2.5)	—	—	2.0	0.3	0.2	0.3	—
ThermaSys Corp	3.5	—	—	—	5.1	8.6	—	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	6.7	—	—	—	(3.4)	3.3	—	—	—	—
Constellis Holdings LLC	12.0	0.3	—	—	1.2	13.5	2.0	—	—	—
Fairway Group Holdings Corp	—	—	—	—	—	—	—	—	—	—
Sungard Availability Services Capital Inc(4)	8.3	—	(0.2)	—	(8.1)	—	—	—	—	—
Subordinated Debt
athenahealth Inc	—	5.5	(4.7)	(0.8)	—	—	0.1	—	—	—
Asset Based Finance
Home Partners JV, Structured Mezzanine	90.4	7.9	(98.1)	4.6	(4.8)	—	0.3	7.5	—	—
Home Partners JV, Private Equity	9.4	—	(11.8)	6.4	(4.0)	—	—	—	—	0.7
Home Partners JV, Common Stock	80.6	—	(101.0)	53.4	(33.0)	—	—	—	—	4.3
Home Partners JV 2, Structured Mezzanine	3.5	6.7	—	0.1	(0.1)	10.2	—	0.7	—	—
Home Partners JV 2, Private Equity	0.1	0.1	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	1.6	2.9	—	—	0.5	5.0	—	—	—	—
Jet Edge International LLC, Preferred Stock	16.8	—	(30.1)	9.2	4.1	—	0.7	—	—	—
Jet Edge International LLC, Warrant	4.5	—	(13.5)	13.5	(4.5)	—	—	—	—	1.5
Jet Edge International LLC, Term Loan	75.6	—	(75.9)	—	0.3	—	11.6	2.3	3.3	—
Orchard Marine Limited, Class B Common Stock	—	—	—	(3.1)	3.1	—	—	—	—	—
Orchard Marine Limited, Series A Preferred Stock	64.6	0.1	(66.0)	3.9	(2.6)	—	—	—	—	—
Equity/Other
Affordable Care Inc, Common Stock	52.1	—	—	—	(2.2)	49.9	—	5.5	—	—
athenahealth Inc, Preferred Stock	—	311.3	(47.5)	(1.6)	(31.0)	231.2	—	29.0	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	7.7	—	—	—	(2.9)	4.8	—	—	—	—
Constellis Holdings LLC, Private Equity	0.2	—	—	—	6.1	6.3	—	—	—	—
Fairway Group Holdings Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Fronton BV, Common Stock	$1.4	$—	$—	$—	$(0.4)	$1.0	$—	$—	$—	$—
Micronics Filtration Holdings Inc, Common Stock	—	—	(0.1)	(0.5)	0.6	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series A	0.1	—	—	(0.6)	0.5	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B	0.4	—	(0.4)	0.2	(0.2)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series B PIK	11.9	—	(11.9)	11.9	(11.9)	—	—	—	—	—
Micronics Filtration Holdings Inc, Preferred Stock, Series C PIK	6.2	—	(6.2)	6.2	(6.2)	—	—	—	—	—
Petroplex Acidizing Inc, Preferred Stock A	—	—	—	(4.9)	4.9	—	—	—	—	—
Petroplex Acidizing Inc, Warrant	—	—	—	—	—	—	—	—	—	—
Proserv Acquisition LLC, Class A Common Units	0.1	0.1	—	—	0.9	1.1	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.3	—	—	—	0.2	9.5	—	—	—	—
Sorenson Communications LLC, Common Stock(4)	67.5	—	(65.4)	22.9	(25.0)	—	—	—	—	—
Sungard Availability Services Capital Inc, Common Stock(4)	—	—	—	(6.9)	6.9	—	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Total	$859.0	$373.5	$(741.3)	$83.6	$(131.4)	$443.4	$28.2	$48.2	$5.6	$6.5
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

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Amtek Global Technology Pte Ltd	$34.8	$—	$(24.3)	$(4.3)	$(2.3)	$3.9	$—	$—	$—	$—
ATX Networks Corp	46.8	0.4	(6.6)	—	—	40.6	3.2	1.0	—	—
HM Dunn Co Inc	33.6	2.0	—	—	—	35.6	0.8	2.1	—	—
HM Dunn Co Inc	2.0	—	(2.0)	—	—	—	—	—	—	—
NCI Inc	—	79.1	(21.9)	(28.5)	(0.6)	28.1	6.5	0.4	—	—
One Call Care Management Inc(5)	5.0	—	(4.7)	—	(0.3)	—	—	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Production Resource Group LLC	$133.3	$19.3	$(0.3)	$—	$0.2	$152.5	$12.9	$8.0	$—	$—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	64.4	3.7	(0.6)	—	0.6	68.1	6.4	2.0	—	—
Production Resource Group LLC	20.2	11.1	(0.3)	—	0.3	31.3	—	0.9	—	—
Sound United LLC
Warren Resources Inc	18.7	0.6	(0.2)	—	(0.5)	18.6	2.5	0.2	—	—
Senior Secured Loans—Second Lien
Amtek Global Technology Pte Ltd	—	—	—	(39.1)	39.1	—	—	—	—	—
Other Senior Secured Debt
JW Aluminum Co	81.0	0.2	—	—	(3.1)	78.1	8.0	—	—	—
One Call Care Management Inc(5)	23.5	—	(21.6)	—	(1.9)	—	—	—	—	—
Subordinated Debt
ATX Networks Corp	7.1	3.6	—	—	11.2	21.9	1.6	1.5	—	—
Hilding Anders	46.6	—	—	—	(46.6)	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	0.3	—	—	—
Hilding Anders	—	—	—	—	—	—	0.1	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	57.2	1.9	—	—	(0.2)	58.9	4.7	1.7	—	—
801 5th Ave, Seattle, Private Equity	23.1	—	(0.1)	—	(16.7)	6.3	—	—	—	—
Avenue One PropCo, Private Equity	—	46.3	(16.2)	—	0.9	31.0	—	—	—	—
Avida Holding AB, Common Stock	52.3	—	—	—	(9.7)	42.6	—	—	—	—
Kilter Finance, Preferred Stock	36.1	87.3	(24.0)	0.7	(0.6)	99.5	7.4	1.9	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	—	44.4	—	—		44.4	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	1.4	2.9	—	—	—	4.3	—	—	—	1.3
My Community Homes SFR PropCo 2, Private Equity	33.0	157.0	(105.7)	—	(5.3)	79.0	—	—	—	—
Prime St LLC, Private Equity	9.1	—	(0.3)	—	(8.8)	—	—	—	—	—
Prime St LLC, Structured Mezzanine	52.4	3.3	—	—	(12.2)	43.5	3.2	3.1	—	—
Toorak Capital Funding LLC, Membership Interest	1.7	—	(1.7)	(0.2)	0.2	—	—	—	—	0.3
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	199.3	78.3	—	—	(16.4)	261.2	—	—	—	18.8
Roemanu LLC (FKA Toorak Capital Partners LLC), Structured Mezzanine	22.0	32.0	(54.0)	—	—	—	—	0.6	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.2	175.0	—	—	(142.9)	1,428.3	—	—	—	208.3
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	—	—	—	—	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2022
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2021	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2022	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	—	1.7	—	—	27.5	29.2	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	5.0	—	—	—	5.0	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	4.0	—	—	5.0	9.0	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	7.1	—	—	—	9.8	16.9	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	—	—	—	—	2.4	2.4	—	—	—	—
JW Aluminum Co, Preferred Stock	122.6	22.2	—	—	(32.3)	112.5	0.6	19.7	—	—
NCI Inc, Class A-1 Common Stock(4)	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock(4)	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock(4)	—	20.2	—	—	—	20.2	—	—	—	—
NCI Inc, Class I-1 Common Stock(4)	—	—	—	—	—	—	—	—	—	—
One Call Care Management Inc, Common Stock(5)	2.4	—	(2.1)	—	(0.3)	—	—	—	—	—
One Call Care Management Inc, Preferred Stock A(5)	26.1	—	(22.8)	—	(3.3)	—	—	—	—	—
One Call Care Management Inc, Preferred Stock B(5)	9.2	—	(8.0)	—	(1.2)	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	17.4	—	—	—	88.3	105.7	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Sound United LLC, Common Stock	77.5	—	(17.3)	—	(60.2)	—	—	—	—	—
Warren Resources Inc, Common Stock	20.4	—	—	—	8.8	29.2	—	—	—	—
Total	$2,684.1	$801.5	$(334.7)	$(71.4)	$(171.1)	$2,908.4	$58.2	$43.1	$—	$228.7
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2023. All intercompany transactions have been eliminated in consolidation. Certain of the Company's consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
The Company is externally managed by FS/KKR Adviser, LLC, or the Adviser, pursuant to an investment advisory agreement, dated as of June 16, 2021, or the investment advisory agreement. Prior to entering into the investment advisory agreement, the Company was a party to an investment advisory agreement, dated as of December 20, 2018, with the Adviser, or the prior investment advisory agreement, which remained in effect until June 16, 2021.
On June 16, 2021, the Company completed its acquisition, or the 2021 Merger, of FS KKR Capital Corp. II, or FSKR, pursuant to that certain Agreement and Plan of Merger, or the 2020 Merger Agreement, dated as of November 23, 2020, by and among the Company, FSKR, Rocky Merger Sub, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Adviser. See Note 13 for a discussion of the 2021 Merger.
Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying audited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC. The Company has concluded that there are no subsequent events that would require adjustment or disclosure in the consolidated financial statements.
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
Valuation of Portfolio Investments: The Company's board of directors is responsible for overseeing the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Adviser's valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Company's board of directors has designated the Adviser as its valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser's valuation policy.
Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical securities; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
The Adviser determines the fair value of the Company's investment portfolio each quarter. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Adviser. In connection with that determination, the Adviser will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
With respect to investments for which market quotations are not readily available, the Company undertakes a multi-step valuation process each quarter, as described below:
•the Company’s quarterly fair valuation process begins by the Adviser facilitating the delivery of updated quarterly financial and other information relating to each investment to an independent third-party pricing or valuation service;
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in the Adviser's valuation policy and communicates the information to the Adviser in the form of a valuation range for Level 2 and Level 3 assets;
•the Adviser then reviews the preliminary valuation information for each portfolio company or investment and provides feedback about the accuracy, completeness and timeliness of the valuation-related inputs considered by the independent third-party pricing or valuation service and any suggested revisions thereto prior to the independent third-party pricing or valuation service finalizing its valuation range;
•the Adviser then provides the valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by the Adviser's board reporting obligations;
•the valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee's role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides the Company's board of directors with a report regarding the quarterly valuation process.
In circumstances where the Adviser deems appropriate, the Adviser’s internal valuation team values certain investments. When performing the internal valuations, the Adviser utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations are approved by an internal valuation committee of the Adviser, as well as the valuation committee of the Board, as described above.
Determination of fair value involves subjective judgments and estimates. Accordingly, these notes to the Company’s audited consolidated financial statements refer to the uncertainty with respect to the possible effect of such valuations and any change in such valuations on the Company’s consolidated financial statements. In making its determination of fair value, the Adviser may use any independent third-party pricing or valuation services for which it has performed the appropriate level of due diligence. However, the Adviser is not required to determine fair value in accordance with the valuation provided by any single source, and may use any relevant data, including information sourced by the Adviser or provided by any independent third-party valuation or pricing service that the Adviser deems to be reliable in determining fair value under the circumstances. Below is a description of factors that the Adviser and any independent third-party valuation services may consider when determining the fair value of the Company’s investments.
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
Valuation of fixed income investments, such as loans and debt securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Adviser may incorporate these factors into discounted cash flow models to arrive at fair value. Various methods may be used to determine the appropriate discount rate in a discounted cash flow model.
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
When the Company receives warrants or other equity securities at nominal or no additional cost in connection with an investment in a debt security, the cost basis in the investment will be allocated between the debt securities and any such warrants or other equity securities received at the time of origination. The Adviser subsequently values these warrants or other equity securities received at their fair value.
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
For the years ended December 31, 2023, 2022 and 2021, the Company recognized $20, $38 and $55, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statement of operations.

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
The Company includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to the Adviser if the Company’s entire portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
Subordinated Income Incentive Fee: Pursuant to the terms of the investment advisory agreement, the Adviser may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the investment advisory agreement, which is calculated and payable quarterly in arrears, equals 17.5% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.12%, or 8.48% annually, of net assets. Thereafter, the Adviser will be entitled to receive 17.5% of pre-incentive fee net investment income. See Note 4 for a discussion of the subordinated incentive fee on income under the prior investment advisory agreement.
Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $22, $19 and $12 in estimated excise taxes payable in respect of income received during the years ended December 31, 2023, 2022 and 2021, respectively. During the years ended December 31, 2023, 2022, and 2021, the Company paid $20, $15 and $9, respectively, in excise and other taxes.
The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2023, 2022 and 2021, the Company did not incur any interest or penalties.

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
Reclassifications: Certain amounts in the consolidated financial statements as of and for the years ended December 31, 2022 and 2021 have been reclassified to conform to the classifications used to prepare the consolidated financial statements for the year ended December 31, 2023.
Recent Accounting Pronouncements: In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions (“ASU 2022-03”),” which clarifies guidance for fair value measurement of an equity security subject to a contractual sale restriction and establishes new disclosure requirements for such equity securities. ASU 2022-03 is effective for fiscal years beginning after December 15, 2023 and for interim periods within those fiscal years, with early adoption permitted. The Company has concluded that this guidance will not have a material impact on its consolidated financial statements.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
	Shares	Amount	Shares	Amount	Shares	Amount
Share Repurchase Program	(1,665,317)	$(32)	(2,811,341)	$(56)	(586,902)	$(12)
Issuance of Common Stock(1)	—	—	—	—	161,374,028	3,642
Net Proceeds from Share Transactions	(1,665,317)	$(32)	(2,811,341)	$(56)	160,787,126	$3,630
____________
(1)Issuance of common stock for the 2021 Merger. Shares were issued at fair value of FSK common stock at the merger date.
During the year ended December 31, 2023, the administrator for the Company's distribution reinvestment plan, or DRP, purchased 3,130,194 shares of common stock in the open market at an average price per share of $18.88 (totaling $59) pursuant to the DRP, and distributed such shares to participants in the DRP. During the year ended December 31, 2022, the administrator for the DRP purchased 2,564,024 shares of common stock in the open market at an average price per share of $20.68 (totaling $53) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from January 1, 2024 to January 31, 2024, the administrator for the DRP purchased 727,220 shares of common stock in the open market at an average price per share of $20.79 (totaling $15) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
Acquisition of FSKR
In accordance with the terms of the 2020 Merger Agreement, at the time of the transactions contemplated by the 2020 Merger Agreement, each outstanding share of FSKR common stock was converted into the right to receive 0.9498 shares of the Company’s common stock. As a result, the Company issued an aggregate of approximately 161,374,028 shares of its common stock to former FSKR stockholders during the year ended December 31, 2021.
Share Repurchase Program
On October 31, 2022, the Company’s board of directors approved a renewal of the previously approved stock repurchase program. The program provided for aggregate purchases of the Company's common stock in an amount up to $54, which was the aggregate amount remaining of the $100 amount originally approved by the board of directors.
During the year ended December 31, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32). The program has concluded since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.
Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the investment advisory agreement, the Adviser is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets excluding cash and cash equivalents (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective June 15, 2019, in connection with stockholder approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the Adviser reduced (by permanent waiver) the annual base management fee payable under the investment advisory agreement from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt-to-equity. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Adviser determines. The prior investment advisory agreement had substantially similar terms as the investment advisory agreement, except that the investment advisory agreement amended the prior investment advisory agreement to (i) reduce the Company’s income incentive fee rate from 20% to 17.5%; and (ii) remove the total return lookback provision applicable to the subordinated incentive fee on income from the prior investment advisory agreement. Under the prior investment advisory agreement, the subordinated incentive fee on income was subject to a cap equal to (i) 20.0% of the “per share pre-incentive fee return” for the then-current and eleven preceding calendar quarters minus the cumulative “per share incentive fees” accrued and/or payable for the eleven preceding calendar quarters multiplied by (ii) the weighted average

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
number of shares outstanding during the calendar quarter (or any portion thereof) for which the subordinated incentive fee on income was being calculated. The definitions of “per share pre-incentive fee return” and “per share incentive fees” under the prior investment advisory agreement took into account the historic per share pre-incentive fee return of both the Company and CCT, together with the historic per share incentive fees paid by both the Company and CCT. For the purpose of calculating the “per share pre-incentive fee return,” any unrealized appreciation or depreciation recognized as a result of the purchase accounting for the Company’s acquisition of CCT was excluded. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the investment advisory agreement.
In connection with the entry into the investment advisory agreement, the Adviser has agreed to waive income incentive fees in the amount of $15 per quarter for the first six full fiscal quarters of operations following the closing of the 2021 Merger, commencing on July 1, 2021, for a total waiver of $90. The fee waiver expired on December 31, 2022. In addition, the Adviser has agreed to exclude from the calculation of the subordinated incentive fee on income and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the acquired FSKR investments determined in accordance with Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues as a result of the 2021 Merger.
On April 9, 2018, the Company entered into an administration agreement with the Adviser, or the administration agreement. Pursuant to the administration agreement, the Adviser oversees the Company’s day-to-day operations, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser also performs, or oversees the performance of, the Company’s corporate operations and required administrative services, which includes being responsible for the financial records that the Company is required to maintain and preparing reports for the Company’s stockholders and reports filed with the SEC. In addition, the Adviser assists the Company in calculating its net asset value, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to the Company’s stockholders, and generally overseeing the payment of the Company’s expenses and the performance of administrative and professional services rendered to the Company by others.
Pursuant to the administration agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., which does business as FS Investments, or FS Investments, and KKR Credit Advisors (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than quarterly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the administration agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
The following table describes the fees and expenses accrued under the investment advisory agreement, the prior investment advisory agreement, and the administration agreement, as applicable, during the years ended December 31, 2023, 2022 and 2021:

			Year Ended December 31,
Related Party	Source Agreement	Description	2023	2022	2021
The Adviser	Investment advisory agreement and prior investment advisory agreement	Base Management Fee(1)	$226	$245	$173
The Adviser	Investment advisory agreement and prior investment advisory agreement	Subordinated Incentive Fee on Income(2)	$181	$99	$47
The Adviser	Administration agreement	Administrative Services Expenses(3)	$12	$15	$12
________________
(1)During the years ended December 31, 2023, 2022 and 2021, $229, $246, and $162, respectively, in base management fees were paid to the Adviser. As of December 31, 2023, $56 in base management fees were payable to the Adviser.
(2)The Adviser agreed, effective July 1, 2021, to waive up to $15 per quarter of the subordinated incentive fee on income to which it is entitled to under the investment advisory agreement for the first full six quarters following the closing of the 2021 Merger. During the years ended December 31, 2022 and

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
2021, the amount shown is net of waivers of $60 and $30, respectively. The fee waiver expired on December 31, 2022. During the years ended December 31, 2023, 2022 and 2021, $167, $91 and $49, respectively, of subordinated incentive fees on income were paid to the Adviser. As of December 31, 2023, $41 in subordinated incentive fees on income were payable to the Adviser.
(3)During the years ended December 31, 2023, 2022 and 2021, $11, $13 and $10, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as "broken deal" costs. Broken deal costs were $0.9 for the year ended December 31, 2023. The Company paid $13, $14 and $11, respectively, in administrative services expenses to the Adviser during the years ended December 31, 2023, 2022 and 2021.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to KKR FS Income Trust and KKR FS Income Trust Select, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles.
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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser and any future BDCs that are advised by its former investment adviser or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Adviser, and in an effort to mitigate potential future conflicts of interest, the Company’s board of directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated January 5, 2021, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with certain affiliates of the Adviser.
Affiliated Purchaser Program
As previously disclosed, certain affiliates of the owners of the Adviser committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company. In September 2021 and December 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the purchase of shares of the Company’s common stock pursuant to the terms and conditions of such plan. In September 2022 and August 2023, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the sale of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the years ended December 31, 2023, 2022 and 2021:

	Distribution
For the Year Ended December 31,	Per Share	Amount
2021	$2.47	$511
2022	$2.66	$754
2023	$2.95	$827

On February 20, 2024, the Company's board of directors declared a regular quarterly cash distribution of $0.70 per share, which will be paid on or about April 2, 2024 to stockholders of record as of the close of business on March 13, 2024. Additionally, the Company's board of directors has declared special distributions totaling $0.10 per share to be paid in two equal installments by the second calendar quarter of 2024. The first of these two $0.05 per share special distributions will be paid on or about February 28, 2024 to stockholders of record as of the close of business on February 14, 2024. The second $0.05 per share special distribution will be paid on or about May 29, 2024 to stockholders of record as of the close of business on May 15, 2024. In addition, the Company’s board of directors previously declared special distributions totaling $0.15 per share to be paid in three equal installments by the end of 2023. The first of those $0.05 per share special distributions was paid on May 31, 2023 to stockholders of record as of the close of business on May 17, 2023. The second $0.05 per share special distribution was paid on August 30, 2023 to stockholders of record as of the close of business on August 16, 2023. The third $0.05 per share special distribution was be paid on November 29, 2023 to stockholders of record as of the close of business on November 15, 2023. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company's common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2023, 2022 and 2021:

Year Ended December 31,
	2023		2022		2021
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	827	100%	754	100%	511	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Total	$827	100%	$754	100%	$511	100%
________________
(1)During the years ended December 31, 2023, 2022 and 2021, 86.6%, 85.5% and 88.1%, respectively, of the Company's gross investment income was attributable to cash income earned, 2.9%, 4.5% and 1.6%, respectively, was attributable to non-cash accretion of discount and 10.5%, 10.0% and 10.3%, respectively, was attributable to paid-in-kind, or PIK, interest.
The Company’s net investment income on a tax basis for the years ended December 31, 2023, 2022 and 2021 was $943, $861 and $557, respectively. As of December 31, 2023, 2022 and 2021, the Company had $600, $446 and $284, respectively, of undistributed net investment income and $2,068, $2,036 and $1,705, respectively, of accumulated capital losses on a tax basis.
The Company’s undistributed net investment income on a tax basis may be adjusted following the filing of the Company’s tax returns. The adjustment is in general due to tax-basis income received by the Company differing from GAAP-basis income on account of certain collateralized securities and interests in partnerships and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in its investment portfolio during such period.
The difference between the Company’s GAAP-basis net investment income and its tax-basis net investment income is primarily due to the reclassification of unamortized original issue discount and prepayment fees recognized upon prepayment of loans from income for GAAP purposes to realized gains or deferred to future periods for tax purposes, accounting for income from foreign investments, the impact of consolidating certain subsidiaries for purposes of computing GAAP-basis net investment income but not for purposes of computing tax-basis net investment income, the reversal of non-deductible excise taxes and income recognized for tax purposes on certain transactions but not recognized for GAAP purposes.
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2023, 2022 and 2021:

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)

	Year Ended December 31,
	2023	2022	2021
GAAP-basis net investment income	$892	$865	$584
Income subject to tax not recorded for GAAP	74	23	10
GAAP accretion from merger not recognized for tax	(46)	(50)	(47)
Excise taxes	22	19	12
GAAP versus tax-basis impact of consolidation of certain subsidiaries	6	5	12
Reclassification of unamortized original issue discount and prepayment fees	(3)	(27)	(37)
Other miscellaneous differences	(2)	26	23
Tax-basis net investment income	$943	$861	$557
The Company may make certain adjustments to the classification of stockholders' equity as a result of permanent book-to-tax differences.
During the year ended December 31, 2023, the Company increased accumulated undistributed (distributions in excess of) net investment income and accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $104 and $37, respectively, and decreased capital in excess of par value by $141. During the year ended December 31, 2022, the Company increased accumulated undistributed (distributions in excess of) net investment income and capital in excess of par value by $47 and $8, respectively, and decreased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $55.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.
As of December 31, 2023 and 2022, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2023	2022
Distributable ordinary income	$600	$446
Distributable realized gains (accumulated capital losses)(1)	(2,068)	(2,036)
Other temporary differences	16	7
Net unrealized appreciation (depreciation)(2)	(1,136)	(1,015)
Total	$(2,588)	$(2,598)
 ________________
(1)Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2023, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,068 million. The capital loss carryforward includes amounts from prior reorganizations that may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
(2)As of December 31, 2023 and 2022, the gross unrealized appreciation was $1,282 and $1,349, respectively. As of December 31, 2023 and 2022, the gross unrealized depreciation was $2,418 and $2,364, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $16,517 and $17,159 as of December 31, 2023 and 2022, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(1,868) and $(1,782) as of December 31, 2023 and 2022, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of December 31, 2023, the Company had a deferred tax liability of $7 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $64 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2023, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $61. For the year ended

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
December 31, 2023, the Company recorded a provision for taxes related to wholly-owned taxable subsidiaries of $2 related to the deferred tax liability and $1 related to current taxes.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,890	$8,529	58.2%	$9,607	$9,278	60.3%
Senior Secured Loans—Second Lien	1,158	1,090	7.5%	1,299	1,194	7.8%
Other Senior Secured Debt	106	99	0.7%	152	110	0.7%
Subordinated Debt	308	323	2.2%	384	265	1.7%
Asset Based Finance	2,237	2,077	14.2%	2,024	1,903	12.4%
Credit Opportunities Partners JV, LLC	1,572	1,397	9.5%	1,572	1,428	9.3%
Equity/Other	1,149	1,134	7.7%	1,276	1,199	7.8%
Total	$15,420	$14,649	100.0%	$16,314	$15,377	100.0%
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
As of December 31, 2023, the Company held investments in twenty-seven portfolio companies of which it is deemed to “control.” As of December 31, 2023, the Company held investments in thirteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2023.
As of December 31, 2022, the Company held investments in eighteen portfolio companies of which it is deemed to “control.” As of December 31, 2022, the Company held investments in ten portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2022.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $995.1, unfunded equity/other commitments of $616.4 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC. As of December 31, 2022, the Company had unfunded debt investments with aggregate unfunded commitments of $952.4, unfunded equity/other commitments of $475.3 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company's unfunded debt investments, see the Company's consolidated schedule of investments as of December 31, 2023 and 2022.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2023 and 2022:

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

	December 31, 2023		December 31, 2022
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$25	0.2%
Banks	8	0.1%	—	—
Capital Goods	1,970	13.5%	2,366	15.4%
Commercial & Professional Services	1,826	12.5%	1,670	10.9%
Consumer Discretionary Distribution & Retail	259	1.8%	282	1.8%
Consumer Durables & Apparel	185	1.3%	235	1.5%
Consumer Services	240	1.6%	189	1.2%
Consumer Staples Distribution & Retail	105	0.7%	103	0.7%
Credit Opportunities Partners JV, LLC	1,397	9.5%	1,428	9.3%
Energy	162	1.1%	272	1.8%
Equity Real Estate Investment Trusts (REITs)	293	2.0%	336	2.2%
Financial Services	986	6.7%	844	5.5%
Food, Beverage & Tobacco	181	1.2%	226	1.4%
Health Care Equipment & Services	1,709	11.7%	1,963	12.8%
Household & Personal Products	166	1.1%	242	1.6%
Insurance	839	5.7%	974	6.3%
Materials	228	1.6%	197	1.3%
Media & Entertainment	717	4.9%	695	4.5%
Pharmaceuticals, Biotechnology & Life Sciences	286	2.0%	231	1.5%
Real Estate Management & Development	79	0.5%	156	1.0%
Software & Services	2,472	16.9%	2,591	16.8%
Technology Hardware & Equipment	4	0.0%	1	0.0%
Telecommunication Services	79	0.5%	76	0.5%
Transportation	454	3.1%	275	1.8%
Total	$14,649	100.0%	$15,377	100.0%

Credit Opportunities Partners JV, LLC
COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly- owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,440 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of December 31, 2023, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
During the year ended December 31, 2023, the Company sold investments with a cost of $554.6 for proceeds of $556.7 to COPJV and recognized a net realized gain (loss) of $2.1 in connection with the transactions. As of December 31, 2023, $206.5 of these sales to COPJV are included in receivable for investments sold in the consolidated statements of assets and liabilities.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected balance sheet information for COPJV as of December 31, 2023 and 2022:

	As of
	December 31, 2023	December 31, 2022
Selected Balance Sheet Information
Total investments, at fair value	$3,470.8	$3,562.9
Cash and other assets	272.2	259.2
Total assets	3,743.0	3,822.1
Debt	1,840.1	1,913.4
Other liabilities	306.5	276.4
Total liabilities	2,146.6	2,189.8
Member's equity	$1,596.4	$1,632.3
Below is selected statement of operations information for COPJV for the years ended December 31, 2023 and 2022:

	For the Year Ended
	December 31, 2023	December 31, 2022
Selected Statement of Operation Information
Total investment income	$380.8	$300.9
Expenses
Interest expense	123.5	69.6
Custodian and accounting fees	1.6	1.3
Administrative services	9.3	10.3
Professional services	0.6	0.1
Other	1.1	0.3
Total expenses	136.1	81.6
Net investment income	244.7	219.3
Net realized and unrealized losses	(30.6)	(155.6)
Net increase in net assets resulting from operations	$214.1	$63.7

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments

The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2023 and 2022:

Derivative Instrument	Statement Location	December 31, 2023	December 31, 2022
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$13	$25
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(4)	(1)
Total		$9	$24
Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the years ended December 31, 2023 and 2022 are in the following locations in the consolidated statements of operations:

Derivative Instrument	Statement Location	December 31, 2023	December 31, 2022
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$8	$10
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(15)	16
Total		$(7)	$26
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2023 and 2022:

	December 31, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$13	$(4)	$—	$—	$9
Total	$13	$(4)	$—	$—	$9
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(4)	$4	$—	$—	$—
Total	$(4)	$4	$—	$—	$—

	December 31, 2022
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$25	$(1)	$—	$—	$24
Total	$25	$(1)	$—	$—	$24
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—
Total	$(1)	$1	$—	$—	$—
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
The average notional balance for the foreign currency forward contracts during the year ended December 31, 2023 and 2022 was $206.1 and $240.7, respectively. See consolidated schedules of investments for the Company's open foreign currency forward contracts.

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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

As of December 31, 2023 and 2022, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2023	December 31, 2022
Level 1—Price quotations in active markets	$1	$—
Level 2—Significant other observable inputs	178	564
Level 3—Significant unobservable inputs	13,073	13,385
Investments measured at net asset value(1)	1,397	1,428
	$14,649	$15,377
___________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of December 31, 2023 and 2022.
The Company's board of directors is responsible for overseeing the valuation of the Company's portfolio investments at fair value as determined in good faith pursuant to the Adviser's valuation policy. The Company's board of directors has designated the Adviser with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser's valuation policy.
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Adviser determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Adviser typically values the Company's other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.
The Adviser periodically benchmarks the bid and ask prices it receives from the third-party pricing services and/or dealers and independent valuation firms, as applicable, against the actual prices at which the Company purchases and sells its investments. Based on the results of the benchmark analysis and the experience of the Company’s management in purchasing and selling these investments, the Adviser believes that these prices are reliable indicators of fair value. The Adviser reviewed and approved the valuation determinations made with respect to these investments in a manner consistent with the Adviser’s valuation policy.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The following is a reconciliation for the years ended December 31, 2023 and 2022 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,124	$874	$22	$264	$1,902	$1,199	$13,385
Accretion of discount (amortization of premium)	45	5	—	1	2	3	56
Net realized gain (loss)	(25)	(55)	(40)	(126)	8	(97)	(335)
Net change in unrealized appreciation (depreciation)	(62)	44	36	134	(39)	63	176
Purchases	1,612	16	—	27	491	48	2,194
Paid-in-kind interest	53	24	3	22	13	29	144
Sales and repayments	(2,351)	(115)	—	—	(300)	(111)	(2,877)
Transfers into Level 3	33	297	—	—	—	—	330
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,429	$1,090	$21	$322	$2,077	$1,134	$13,073
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(83)	$(54)	$36	$7	$(41)	$(28)	$(163)

	For the Year Ended December 31, 2022
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,542	$1,205	$29	$74	$2,245	$877	$13,972
Accretion of discount (amortization of premium)	66	7	—	2	5	1	81
Net realized gain (loss)	(76)	(81)	—	—	113	202	158
Net change in unrealized appreciation (depreciation)	(330)	(81)	(9)	(41)	(234)	(53)	(748)
Purchases	3,116	122	—	223	980	522	4,963
Paid-in-kind interest	49	1	2	6	28	30	116
Sales and repayments	(3,243)	(299)	—	—	(1,235)	(380)	(5,157)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$9,124	$874	$22	$264	$1,902	$1,199	$13,385
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(382)	$(125)	$(9)	$(41)	$(182)	$(6)	$(745)

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2023 and 2022 were as follows:

Type of Investment	Fair Value at December 31, 2023	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$8,356	Discounted Cash Flow	Discount Rate	6.1% - 25.0% (11.6%)	Decrease
	1,165	Waterfall	EBITDA Multiple	0.6x - 10.8x (8.1x)	Increase
	15	Cost
	4	Other(3)
Subordinated Debt	289	Discounted Cash Flow	Discount Rate	10.7% - 21.0% (13.7%)	Decrease
	33	Waterfall	EBITDA Multiple	7.5x - 7.5x (7.5x)	Increase
Asset Based Finance	1,232	Discounted Cash Flow	Discount Rate	5.9% - 43.2% (11.1%)	Decrease
	616	Waterfall	EBITDA Multiple	1.0x - 1.3x (1.1x)	Increase
	118	Cost
	109	Other(3)
	2	Indicative Dealer Quotes		26.8% - 26.8% (26.8%)	Increase
Equity/Other	603	Waterfall	EBITDA Multiple	0.6x - 14.8x (6.5x)	Increase
	521	Discounted Cash Flow	Discount Rate	5.2% - 21.0% (14.2%)	Decrease
	7	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	75.0% - 75.0% (75.0%)	Decrease
Total	$13,073

Type of Investment	Fair Value at December 31, 2022	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$9,274	Discounted Cash Flow	Discount Rate	6.0% - 24.2% (12.0%)	Decrease
	575	Waterfall	EBITDA Multiple	0.3x - 19.8x - (7.2x)	Increase
	167	Cost
	4	Other(3)
Subordinated Debt	242	Discounted Cash Flow	Discount Rate	10.9% - 14.9% (13.3%)	Decrease
	22	Waterfall	EBITDA Multiple	7.5x - 7.5x (7.5x)	Increase
Asset Based Finance	980	Discounted Cash Flow	Discount Rate	5.1% - 44.0% (11.3%)	Decrease
	636	Waterfall	EBITDA Multiple	1.0x - 13.7x (1.6x)	Increase
	144	Cost
	138	Other(3)
	4	Indicative Dealer Quotes		42.0% - 42.0% (42.0%)	Increase
Equity/Other	683	Waterfall	EBITDA Multiple	0.0x - 15.0x (7.4x)	Increase
	488	Discounted Cash Flow	Discount Rate	10.0% - 25.0% (15.6%)	Decrease
	13	Cost
	12	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	65.0% - 65.0% (65.0%)	Decrease
Total	$13,385
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2023, the aggregate amount outstanding of senior securities issued by the Company was $8,223. As of December 31, 2023, the Company’s asset coverage was 183%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2023 and 2022:

	As of December 31, 2023
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.75%(1)	$132	$68	May 22, 2027
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	294	—	June 2, 2026
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.65%(1)	654	96	February 26, 2027
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.70%(1)	225	75	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,429(5)	3,170(6)	October 31, 2028
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.85% - 3.01%(1)	344	—	January 15, 2031
Total			$8,223	$3,409
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of December 31, 2023, there was $196 term loan outstanding at SOFR+1.90% and $98 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €356 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.11 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD4 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.76 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £88 has been converted to U.S dollars at an exchange rate of £1.00 to $1.27 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD38 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.68 as of December 31, 2023 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2023, $18 of such letters of credit have been issued.
(7)As of December 31, 2023, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 3.125% notes and the 7.875% notes was approximately $397, $483, $458, $463, $255, $947, $359, $455, $654 and $424 respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2023, there were $273.6 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.
(9)As of June 16, 2021, the Company assumed all of FSKR’s obligations under its notes and credit facilities, and FSKR’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of the Company, in each case, as a result of the consummation of the 2021 Merger.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

	As of December 31, 2022
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.15%(1)	$131	$69	November 22, 2025
Burholme Prime Brokerage Facility(2)(9)	Prime Brokerage Facility	L+1.25%(1)	—	—	June 28, 2023
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	285	15	June 2, 2026
Darby Creek Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	242	8	February 26, 2025
Dunlap Credit Facility(2)(9)	Revolving Credit Facility	L+1.85%(1)	472	28	February 26, 2025
Meadowbrook Run Credit Facility(2)(9)	Revolving Credit Facility	SOFR+2.05%(1)	244	56	November 22, 2024
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,260(5)	2,383(6)	May 17, 2027
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)(9)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400%Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	L+1.85% - 3.01%(1)	352	—	January 15, 2031
Total			$8,731	$2,559
____________
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
(7)As of December 31, 2022, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes and the 3.125% notes was approximately $388, $452, $442, $446, $255, $888, $334 $421 and $606, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the years ended December 31, 2023, 2022 and 2021, the components of total interest expense for the Company's financing arrangements were as follows:

	Year Ended December 31,
	2023			2022			2021
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$11	$1	$12	$6	$0	$6	$2	$0	$2
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	19	0	19	11	1	12	4	1	5
Darby Creek Credit Facility(2)	43	1	44	10	0	10	3	0	3
Dunlap Credit Facility(2)	10	0	10	19	0	19	6	0	6
Juniata River Credit Facility(2)	—	—	—	—	—	—	6	—	6
Locust Street Funding Credit Facility(2)	—	—	—	—	—	—	—	—	—
Meadowbrook Run Credit Facility(2)	20	1	21	9	0	9	4	0	4
Senior Secured Revolving Credit Facility(2)	147	3	150	106	4	110	38	3	41
4.750% Notes due 2022	—	—	—	6	0	6	21	1	22
5.000% Notes due 2022	—	—	—	—	—	—	11	—	11
4.625% Notes due 2024	19	1	20	19	1	20	19	1	20
1.650% Notes due 2024	8	2	10	8	2	10	2	0	2
4.125% Notes due 2025	19	1	20	19	1	20	19	2	21
4.250% Notes due 2025	20	(7)	13	20	(7)	13	11	(4)	7
8.625% Notes due 2025	22	1	23	22	2	24	22	1	23
3.400% Notes due 2026	34	4	38	34	5	39	35	4	39
2.625% Notes due 2027	11	2	13	11	1	12	6	0	6
3.250% Notes due 2027	16	2	18	15	2	17	—	—	—
3.125% Notes due 2028	23	3	26	23	1	24	5	0	5
7.875% Note due 2029	4	0	4	—	0	—	—	0	—
CLO-1 Notes	25	1	26	13	1	14	8	0	8
Total	$451	$16	$467	$351	$14	$365	$222	$9	$231
___________
(1)Borrowings of each of the Company's wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $8,528 and 5.29%, respectively. As of December 31, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.42%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2022 were $9,449 and 3.72%, respectively. As of December 31, 2022, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 4.78%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2023 and December 31, 2022.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Ambler Credit Facility
On November 22, 2019, Ambler Funding LLC, or Ambler Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or, as amended, the Ambler Credit Facility, with Ally Bank, as administrative agent and arranger, Wells Fargo, as collateral administrator and collateral custodian, and the lenders from time to time party thereto. The Ambler Credit Facility provides for borrowings in U.S. dollars in an initial aggregate principal amount of up to $200 on a committed basis.
Ambler Funding may elect at one or more times, subject to certain conditions, including the consent of Ally Bank, to increase the maximum committed amount up to $250. The end of the reinvestment period and the maturity date for the Ambler Credit Facility are May 22, 2025 and May 22, 2027, respectively. Borrowings under the Ambler Credit Facility are subject to compliance with a borrowing base test.
Under the Ambler Credit Facility, borrowings bear interest at the rate of Daily 1M SOFR plus 2.75% per annum. Interest is payable quarterly in arrears. After an initial 3-month ramp-up period, Ambler Funding is subject to a quarterly non-usage fee ranging from 0.50% to 0.75% per annum on the average daily unborrowed portion of the committed facility amount.
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
On June 8, 2023, Burholme Funding terminated the committed facility arrangement with BNP Paribas Prime Brokerage International, Ltd.
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
The CCT Tokyo Funding Credit Facility provides for borrowings in an aggregate principal amount up to $300, including a $200 funded term loan and a $100M committed revolving credit facility. The end of the reinvestment period and the maturity date for the CCT Tokyo Funding Credit Facility are December 1, 2023 and June 2, 2026, respectively. CCT Tokyo Funding may elect to extend both the reinvestment period and maturity date by up to an additional one year to December 1, 2024 and June 2, 2027, respectively, subject to satisfaction of certain conditions. Advances under the CCT Tokyo Funding Credit Facility are subject to a borrowing base test.
Advances outstanding under the CCT Tokyo Funding Credit Facility bear interest at a rate equal to (i) for loans for which CCT Tokyo Funding elects the base rate option, the higher of (A) the “Prime Rate” (as publicly announced by SMBC), (B) the sum of (x) federal funds effective rate plus (y) 0.50%, (C) three-month term SOFR plus 1% per annum, and (D) 0% plus an applicable margin of (x) 0.90% per annum in the case of term loan advances and (y) 1.05% per annum in the case of revolving advances, or (ii) for loans for which CCT Tokyo Funding elects the term SOFR option, the greater of (a) three-month term SOFR and (b) 0%, plus an applicable margin of (x) 1.90% in the case of term loan advances and (y) 2.05% in the case of revolving advances. Effective November 14, 2022,

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

through the end of the reinvestment period, CCT Tokyo Funding pays a non-usage fee of 0.50% per annum (based on the immediately preceding quarter's average usage) on the unused portion of the revolving credit facility.
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
Darby Creek Credit Facility
On February 20, 2014, Darby Creek LLC, or Darby Creek, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended, the Darby Creek Credit Facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents party thereto and Wells Fargo, as collateral agent and collateral custodian. The Darby Creek Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $750 on a committed basis. The end of the reinvestment period and the maturity date for the Darby Creek Credit Facility are February 26, 2025 and February 26, 2027, respectively. Borrowings under the Darby Creek Credit Facility are subject to compliance with a borrowing base test.
Under the Darby Creek Credit Facility, borrowings bear interest at the rate of SOFR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 2.65% per annum, and after the reinvestment period, 2.90% per annum. Interest is payable quarterly in arrears. During the reinvestment period, Darby Creek is subject to a non-usage fee of 0.375% per annum on the average daily unused portion of the committed facility amount. In addition, Darby Creek is subject to (i) a make-whole fee on a quarterly basis effectively equal to a specified portion of the spread that would have been payable if the full amount available under the Darby Creek Credit Facility had been borrowed, less the non-usage fee accrued during such quarter and (ii) administration fees.
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
On April 27, 2023 Dunlap Funding merged with and into Darby Creek, or the Darby Creek Merger, pursuant to an Agreement and Plan of Merger, with Darby Creek surviving the Merger.
Upon consummation of the Darby Creek Merger, the Dunlap Credit Facility was terminated and all outstanding borrowings were assumed into the Darby Creek Credit Facility.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Meadowbrook Run Credit Facility
On November 22, 2019, Meadowbrook Run LLC, or Meadowbrook Run, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or the Meadowbrook Run Credit Facility, with Morgan Stanley Senior Funding, Inc., or Morgan Stanley, as administrative agent, Wells Fargo, as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. The Meadowbrook Run Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate principal amount up to $300 on a committed basis. Meadowbrook Run may elect at one or more times, subject to certain conditions, including the consent of Morgan Stanley, to increase the maximum committed amount up to $400. The end of the reinvestment period and the maturity date for the Meadowbrook Run Credit Facility are November 22, 2024 and November 22, 2026, respectively. Borrowings under the Meadowbrook Run Credit Facility are subject to compliance with a borrowing base test.
Under the Meadowbrook Run Credit Facility, borrowings bear interest at the rate of Term SOFR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 2.70% per annum, and after the reinvestment period, 3.20% per annum. Interest is payable quarterly in arrears. After the initial four-month ramp-up period and prior to the end of the reinvestment period, Meadowbrook Run is required to utilize a minimum of 70% of the committed facility amount, or the Minimum Utilization Amount. Any unborrowed amounts below the Minimum Utilization Amount accrue interest at a rate equal to the applicable margin in effect for such period. In addition, Meadowbrook Run is subject to (i) during the reinvestment period, a non-usage fee on the average daily unborrowed portion of the committed facility amount in excess of the Minimum Utilization Amount, equal to, during the ramp-up period, 0.25% per annum, and thereafter until the end of the reinvestment period, 0.50% per annum.
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
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $4,670 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $2,335 of additional commitments.The Senior Secured Revolving Credit Facility provides for a sublimit for the issuance of letters of credit in an aggregate face amount of up to $400 (including commitments from certain lenders to issue letters of credit in an aggregate face amount of up to $175), in each case, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of December 31, 2023, $18 of such letters of credit have been issued.
Availability under the Senior Secured Revolving Credit Facility will terminate on October 31, 2027, or the Revolver Termination Date, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on October 31, 2028.
Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. Interest under the Senior Secured Revolving Credit Facility for (i) loans for which the Company elects the base rate option, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by JPMorgan, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

plus (y) 0.5%, and (c) term SOFR plus 1% per annum) plus 0.75% and, (B) if the value of the borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.875%; and (ii) loans for which the Company elects the Eurocurrency option (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to term SOFR plus 1.75% and (B) if the value of the borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to term SOFR plus 1.875%. The Company will pay a commitment fee of up to 0.375% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of its sublimit under the Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Senior Secured Revolving Credit Facility.
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
4.125% Notes due 2025
On November 20, 2019, the Company issued $425 aggregate principal amount of 4.125% notes due 2025, or the 4.125% notes. On December 17, 2019, the Company issued an additional $45 aggregate principal amount of the 4.125% notes due 2025. The 4.125% notes will mature on February 1, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 4.125% notes. The 4.125% notes bear interest at a rate of 4.125% per year, payable semi-annually.
4.250% Notes due 2025
As of June 16, 2021, the Company assumed $475 aggregate principal amount of 4.250% notes due 2025, or the 4.250% notes. The 4.250% notes will mature on February 14, 2025 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 4.250% notes. The 4.250% notes bear interest at a rate of 4.250% per year, payable semi-annually.
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
2.625% Notes due 2027
On June 17, 2021, the Company issued $400 aggregate principal amount of 2.625% notes due 2027, or the 2.625% notes. The 2.625% notes will mature on January 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 2.625% notes bear interest at a rate of 2.625% per year, payable semi-annually.
3.250% Notes due 2027
On January 18, 2022, the Company issued $500 aggregate principal amount of 3.250% notes due 2027, or the 3.250% notes. The 3.250% notes will mature on July 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 3.250% notes bear interest at a rate of 3.250% per year, payable semi-annually.
1.650% Notes due 2024 and 3.125% Notes due 2028
On October 12, 2021, the Company issued $500 aggregate principal amount of its 1.650% notes due 2024, or the 1.650% notes and $750 aggregate principal amount of its 3.125% notes due 2028, or the 3.125% notes.
The 1.650% notes will mature on October 12, 2024 and the 3.125% notes will mature on October 12, 2028. The 1.650% notes and the 3.125% notes may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 1.650% notes bear interest at a rate of 1.650% per year, and the 3.125% notes bear interest at a rate of 3.125% per year, payable semi-annually.
7.875% Notes due 2029
On November 21, 2023, the Company issued $400 aggregate principal amount of 7.875% notes due 2029, or the 7.875% notes and together with the 4.625% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 1.650% notes and the 3.125% notes, the Unsecured Notes.
The 7.875% notes will mature on January 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 7.875% notes bear interest at a rate of 7.875% per year, payable semi-annually.
4.750% Notes due 2022
On April 30, 2015, the Company issued $275 aggregate principal amount of 4.750% notes due 2022, or the 4.750% notes. On July 26, 2019, the Company issued an additional $175 aggregate principal amount of the 4.750% notes due 2022. On April 15, 2022 the Company redeemed the 4.750% notes in full for 100% of the aggregate principal amount, plus the accrued and unpaid interest through, but excluding, April 15, 2022.
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
On December 22, 2020, the Issuer refinanced the CLO Transaction through a private placement of $383.7 of senior secured notes consisting of: (i) $281.4 of Class A-1R Senior Secured Floating Rate Notes, which bear interest at SOFR plus 1.85% per annum; (ii) $20.5 of Class A-2R Senior Secured Floating Rate Notes, which bear interest at SOFR plus 2.25% per annum; (iii) $32.4 of Class B-1R Senior Secured Floating Rate Notes, which bear interest at SOFR plus 2.60% per annum; (iv) $17.4 of Class B-2R Senior Secured Fixed Rate Notes, which bear interest at 3.011% per annum; and (v) $32.0 of Class C-R Secured Deferrable Floating Rate Notes (the “Class C Notes”), which bear interest at SOFR plus 3.10% per annum (collectively, the “CLO Reset Notes”). The Company holds 100% of the Class C Notes. The CLO Reset Notes are scheduled to mature on January 15, 2031 and the reinvestment period ends January 15, 2023. On the original closing date of the CLO Transaction, in consideration of the Company's transfer to the Issuer of the initial closing date loan portfolio, which included loans distributed to the Company by certain of the Company's wholly owned subsidiaries, the Issuer transferred to the Company a portion of the net cash proceeds received from the original sale of the CLO-1 Notes. To the extent that the fair market value of the initial closing date loan portfolio sold to the Issuer exceeds the cash purchase price paid by the Issuer in consideration of such loan portfolio, such excess will be deemed a capital contribution made by the Company to the Issuer in respect of the Membership Interests that the Company holds in the Issuer. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies
The Company enters into contracts that contain a variety of indemnification provisions. The Company’s maximum exposure under these arrangements is unknown; however, the Company has not had prior claims or losses pursuant to these contracts. The Adviser has reviewed the Company’s existing contracts and expects the risk of loss to the Company to be remote.
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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2023, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$6.9
48Forty Solutions LLC	4.2
Advanced Dermatology & Cosmetic Surgery	3.6
Affordable Care Inc	10.9
Affordable Care Inc	15.3
Alacrity Solutions Group LLC	6.1
Alera Group Intermediate Holdings Inc	7.6
American Vision Partners	3.4
Amerivet Partners Management Inc	8.4
Apex Service Partners LLC	4.7
Apex Service Partners LLC	12.0
Arcfield Acquisition Corp	10.6
Arcos LLC/VA	4.5
Ardonagh Group Ltd	9.9
ATX Networks Corp	63.0
BGB Group LLC	19.9
Careismatic Brands Inc	18.5
CFC Underwriting Ltd	5.7
Circana Group (f.k.a. NPD Group)	0.8
Civica Group Ltd	9.6
Clarience Technologies LLC	25.4
Community Brands Inc	3.8
Community Brands Inc	1.9
CSafe Global	27.9
DOC Generici Srl	2.3
DOXA Insurance Holdings LLC	3.3
DOXA Insurance Holdings LLC	14.6
Envirotainer Ltd	2.7
Excelitas Technologies Corp	0.9
Excelitas Technologies Corp	0.8
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	6.9

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Foundation Risk Partners Corp	18.5
Galway Partners Holdings LLC	11.8
Gigamon Inc	9.3
Heniff Transportation Systems LLC	11.0
Highgate Hotels Inc	4.2
HM Dunn Co Inc	1.0
Individual FoodService	5.8
Individual FoodService	5.9
iNova Pharmaceuticals (Australia) Pty Limited	1.7
Insight Global LLC	21.1
Insight Global LLC	26.8
Integrity Marketing Group LLC	2.3
Integrity Marketing Group LLC	0.1
J S Held LLC	9.0
J S Held LLC	2.5
Laboratoires Vivacy SAS	0.7
Lakeview Farms Inc	6.8
Lazer Logistics Inc	1.9
Lazer Logistics Inc	8.6
Lexitas Inc	5.5
Lipari Foods LLC	15.0
Lloyd's Register Quality Assurance Ltd	5.7
Magna Legal Services LLC	2.2
Magna Legal Services LLC	12.9
Med-Metrix	11.4
Med-Metrix	7.8
Misys Ltd	1.1
Net Documents	1.5
New Era Technology Inc	4.7
NovaTaste Austria GmbH	4.9
Novotech Pty Ltd	5.6
Oxford Global Resources LLC	8.0
Oxford Global Resources LLC	7.6
PartsSource Inc	3.0
PartsSource Inc	20.5
Radwell International LLC/PA	5.5
Revere Superior Holdings Inc	3.2
Rise Baking Company	5.2
RSC Insurance Brokerage Inc	7.6
SAMBA Safety Inc	0.6
SavATree LLC	6.0
Shaw Development LLC	3.4
Spins LLC	16.5
Spins LLC	7.9
Spotless Brands LLC	18.4

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Sweeping Corp of America Inc	0.1
Time Manufacturing Co	15.0
Trescal SA	3.1
Version1 Software Ltd	14.8
VetCor Professional Practices LLC	6.6
VetCor Professional Practices LLC	8.4
Wealth Enhancement Group LLC	0.9
Wealth Enhancement Group LLC	2.1
Wittur Holding GmbH	21.4
Woolpert Inc	3.7
Worldwise Inc	28.0
Worldwise Inc	8.5
Zendesk Inc	6.0
Zendesk Inc	14.4
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.0
Subordinated Debt
Apex Service Partners LLC	6.5
Miami Beach Medical Group LLC	20.0
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	4.9
Bausch Health Cos Inc	50.0
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Covis Finco Sarl	5.9
Covis Finco Sarl	1.7
Covis Finco Sarl	2.1
Jet Edge International LLC, Structured Mezzanine	0.7
TalkTalk Telecom Group Ltd	13.0
Weber-Stephen Products LLC	44.9
Total	$995.1
Unfunded equity/other commitments	$616.4
_____________
(1)May be commitments to one or more entities affiliated with the named company.

As of December 31, 2023, the Company’s debt commitments are comprised of $524.4 revolving credit facilities and $470.7 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(7.7). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of December 31, 2023, $18 of such letters of credit have been issued.
As of December 31, 2023, the Company also has an unfunded commitment to provide $560.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2023 and December 31, 2022.

Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2019	$4,195	$1,922	—	N/A
2020	$4,042	$1,766	—	N/A
2021	$9,179	$1,842	—	N/A
2022	$8,731	$1,803	—	N/A
2023	$8,223	$1,833	—	N/A
_______________
(1)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit”.
(2)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(3)Not applicable because senior securities are not registered for public trading on an exchange.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

	Year Ended December 31,
	2023	2022	2021	2020	2019
Per Share Data:(1)
Net asset value, beginning of period	$24.89	$27.17	$25.02	$30.54	$31.35
Results of operations(2)
Net investment income (loss)	3.18	3.05	2.76	2.66	3.16
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.70)	(2.74)	4.28	(5.85)	(1.27)
Net increase (decrease) in net assets resulting from operations	2.48	0.31	7.04	(3.19)	1.89
Stockholder distributions(3)
Distributions from net investment income	(2.95)	(2.66)	(2.47)	(2.56)	(3.04)
Distributions from net realized gain on investments	—	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	(2.95)	(2.66)	(2.47)	(2.56)	(3.04)
Capital share transactions
Issuance of common stock(4)	—	—	(2.20)	—	—
Repurchases of common stock(5)	0.04	0.07	0.01	0.23	0.34
Deduction of deferred costs(6)	—	—	(0.23)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	0.04	0.07	(2.42)	0.23	0.34
Net asset value, end of period	$24.46	$24.89	$27.17	$25.02	$30.54
Per share market value, end of period	$19.97	$17.50	$20.94	$16.56	$24.52
Shares outstanding, end of period	280,066,433	281,731,750	284,543,091	123,755,965	126,581,766
Total return based on net asset value(7)	10.12%	1.40%	18.47%	(9.69)%	7.14%
Total return based on market value(8)	32.45%	(4.61)%	41.45%	(19.73)%	33.80%
Ratio/Supplemental Data:
Net assets, end of period	$6,849	$7,012	$7,730	$3,096	$3,866
Ratio of net investment income to average net assets(9)	12.67%	11.42%	10.36%	10.44%	10.09%
Ratio of total operating expenses to average net assets(9)	13.32%	10.96%	9.35%	9.71%	9.09%
Ratio of net operating expenses to average net assets(9)	13.32%	10.17%	8.82%	9.71%	9.09%
Portfolio turnover	12.14%	28.61%	49.82%	32.95%	38.49%
Total amount of senior securities outstanding, exclusive of treasury securities	$8,223	$8,731	$9,179	$4,042	$4,195
Asset coverage per unit(10)	1.83	1.80	1.84	1.77	1.92
_______________
(1)The share information utilized to determine per share data has been retroactively adjusted to reflect a reverse stock split effective June 15, 2020, where every four shares of the Company's common stock issued and outstanding were automatically combined into one share of the Company's common stock. Per share data may be rounded in order to recompute the ending net asset value per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions paid per share during the applicable period.
(4)During the year ended December 31, 2021, the issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the 2021 Merger at the fair value of FSK’s common stock issued based on the shares outstanding resulting from the 2021 Merger.
(5)Represents the incremental impact of the Company’s respective share repurchase programs by buying shares in the open market at a price lower than net asset value per share for each of the years presented.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 12. Financial Highlights (continued)

(6)Represents the impact on NAV of merger accounting by the permanent write-off of the Company’s deferred merger costs and FSKR’s deferred costs and prepaid assets as well as the mark-to-market of FSKR’s 4.25% Notes.
(7)The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the cash distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company's common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company's investment portfolio during the applicable period and do not represent an actual return to stockholders.
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
(9)Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2023, 2022, 2021, 2020 and 2019:

	Year Ended December 31,
	2023	2022	2021	2020	2019
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	—	—
Ratio of subordinated income incentive fees to average net assets	2.57%	1.31%	0.83%	—	1.40%
Ratio of interest expense to average net assets	6.63%	4.82%	4.10%	5.36%	4.19%
Ratio of excise taxes to average net assets	0.31%	0.25%	0.21%	0.32%	0.17%
(10)Asset coverage per unit is the ratio of the carrying value of the Company's total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 14. Selected Quarterly Financial Data (Unaudited)

The following is the quarterly results of operations for the years ended December 31, 2023 and 2022. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Investment income	$447	$465	$462	$456
Operating expenses
Net expenses and excise taxes	247	231	233	227
Net investment income	200	234	229	229
Realized and unrealized gain (loss)	(110)	31	(87)	(30)
Net increase (decrease) in net assets resulting from operations	$90	$265	$142	$199
Per share information-basic and diluted
Net investment income	$0.71	$0.84	$0.82	$0.81
Net increase (decrease) in net assets resulting from operations	$0.32	$0.95	$0.51	$0.71
Weighted average shares outstanding	280,066,433	280,066,433	280,066,433	280,919,460

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Investment income	$449	$411	$379	$396
Operating expenses
Net expenses and excise taxes	223	195	176	176
Net investment income	226	216	203	220
Realized and unrealized gain (loss)	(159)	(343)	(276)	5
Net increase (decrease) in net assets resulting from operations	$67	$(127)	$(73)	$225
Per share information-basic and diluted
Net investment income	$0.80	$0.76	$0.71	$0.77
Net increase (decrease) in net assets resulting from operations	$0.24	$(0.45)	$(0.26)	$0.79
Weighted average shares outstanding	282,680,262	283,175,526	283,876,365	284,323,542

The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2023 and 2022. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
For the year ended December 31, 2023, 73.2% of distributions qualified as interest related dividends for FSK stockholders which are exempt from U.S. withholding tax applicable to non U.S. shareholders. For the year ended December 31, 2023, 89.7% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Attestation Report of the Registered Public Accounting Firm
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 68.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2023, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

PART III

We will file a definitive Proxy Statement for our 2024 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation.
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2024 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PCAOB ID: 34	Auditor Name: Deloitte & Touche LLP	Auditor Location: San Francisco, California

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

10.7
Amendment No. 3, to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of October 31, 2023, by and among FS KKR Capital Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto.(Incorporated by Reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed on November 6, 2023).

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

10.14
Seventh Amendment to Loan and Servicing Agreement, dated November 9, 2021, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2021.)

10.15
Eighth Amendment to Loan and Servicing Agreement, dated November 14, 2022, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 17, 2022).

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

10.18
First Supplemental Indenture to Indenture dated June 25, 2019 by and between FS KKR MM CLO 1 LLC and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023 filed on August 7, 2023).

10.19
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

10.20
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

10.24
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

10.25
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

10.27
Tenth Amendment to Loan Financing and Servicing Agreement, dated December 28, 2021, by and among Darby Creek LLC, Deutsche Bank AG, New York Branch, as facility agent, and each of the lenders from time to time party thereto. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.28
Eleventh Amendment to Loan Financing and Servicing Agreement, dated February 23, 2023, by and among Darby Creek LLC, Deutsche Bank AG, New York Branch, as facility agent, and each of the lenders from time to time party thereto (Incorporated by reference to Exhibit 10.27 to FS KKR Capital Corp.’s Annual Report on Form 10-K filed on February 27, 2023).

10.29
Twelfth Amendment to the Loan Financing and Servicing Agreement and Omnibus Amendment to the Transaction Documents, dated April 27, 2023 by and among Darby Creek LLC, Deutsche Bank AG, New York Branch, and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 5, 2023).

10.30
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

10.31
First Amendment to Loan and Security Agreement, dated December 28, 2021, by and among Ambler Funding LLC, Ally Bank and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.32
Second Amendment to Loan and Security Agreement, dated as of October 31, 2023, by and among Ambler Funding, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral administrator and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on November 6, 2023).

10.33
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

10.34
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

10.35
Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp. II, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.36
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

10.37
Fourth Amendment to Loan and Servicing Agreement, dated November 28. 2022, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp., as the servicer, Morgan Stanley Bank, N.A., as the lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.60 to FS KKR Capital Corp.’s Annual Report on Form 10-K filed on February 27, 2023).

10.38
Fifth Amendment to the Loan and Servicing Agreement, dated June 30, 2023, by and among Meadowbrook Run LLC, FS KKR Capital Corp., Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2023).

10.39
Amendment No. 2, dated as of May 17, 2022, by and among FS KKR Capital Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2022).

10.40
Underwriting Agreement, dated November 13, 2023, by and among FS KKR Capital Corp., FS/KKR Advisor, LLC and BofA Securities, Inc., BMO Capital Markets Corp., J.P. Morgan Securities LLC, KKR Capital Markets LLC, SMBC Nikko Securities America, Inc. and Truist Securities, Inc., as representatives of the underwriters named in Schedule A thereto. (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on November 15, 2023).

10.41
Twelfth Supplemental Indenture, dated as of November 21, 2023, relating to the 7.875% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 21, 2023).

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

99.1*	Audited Consolidated Financial Statements of Credit Opportunities Partners JV, LLC for the year ended December 31, 2023

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

FS KKR CAPITAL CORP.
Date: February 26, 2024	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 26, 2024	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2024	/s/ STEVEN LILLY
Steven Lilly
Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2024	/s/ WILLIAM GOEBEL
William Goebel
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 26, 2024	/s/ BARBARA ADAMS
Barbara Adams
Director

Date: February 26, 2024	/s/ BRIAN R. FORD
Brian R. Ford
Director

Date: February 26, 2024	/s/ RICHARD GOLDSTEIN
Richard Goldstein
Director

Date: February 26, 2024	/s/ MICHAEL J. HAGAN
Michael J. Hagan
Director

Date: February 26, 2024	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow
Director

Date: February 26, 2024	/s/ JEREL A. HOPKINS
Jerel A. Hopkins
Director

Date: February 26, 2024	/s/ OSAGIE IMASOGIE
Osagie Imasogie
Director

Date: February 26, 2024	/s/ JAMES H. KROPP
James H. Kropp
Director

Date: February 26, 2024	/s/ DANIEL PIETRZAK
Daniel Pietrzak
Director

Date: February 26, 2024	/s/ ELIZABETH SANDLER
Elizabeth Sandler
Director