Form 10-Q
period 2024-03-31
FS KKR Capital Corp
filed 2024-05-08
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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
There were 280,066,433 shares of the registrant’s common stock outstanding as of April 30, 2024.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$10,102 and $11,078, respectively)	$9,763	$10,568
Non-controlled/affiliated investments (amortized cost—$854 and $868, respectively)	752	745
Controlled/affiliated investments (amortized cost—$3,850 and $3,474, respectively)	3,706	3,336
Total investments, at fair value (amortized cost—$14,806 and $15,420, respectively)	$14,221	$14,649
Cash	234	223
Foreign currency, at fair value (cost—$8 and $8, respectively)	8	8
Receivable for investments sold and repaid	329	246
Income receivable	300	290
Unrealized appreciation on foreign currency forward contracts	19	13
Deferred financing costs	31	32
Prepaid expenses and other assets	10	8
Total assets	$15,152	$15,469
Liabilities
Payable for investments purchased	$0	$—
Debt (net of deferred financing costs and discount of $34 and $36, respectively)(1)	7,934	8,187
Unrealized depreciation on foreign currency forward contracts	2	4
Stockholder distributions payable	196	196
Management fees payable	55	56
Subordinated income incentive fees payable(2)	43	41
Administrative services expense payable	6	5
Interest payable	91	98
Other accrued expenses and liabilities	13	33
Total liabilities	$8,340	$8,620
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 280,066,433 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,437	9,437
Retained earnings (accumulated deficit)(4)	(2,625)	(2,588)
Total stockholders’ equity	$6,812	$6,849
Total liabilities and stockholders’ equity	$15,152	$15,469
Net asset value per share of common stock at period end	$24.32	$24.46
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

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Investment income
From non-controlled/unaffiliated investments:
Interest income	$288	$305
Paid-in-kind interest income	17	23
Fee income	17	5
Dividend and other income	6	19
From non-controlled/affiliated investments:
Interest income	6	3
Paid-in-kind interest income	10	9
Fee income	—	—
Dividend and other income	4	—
From controlled/affiliated investments:
Interest income	21	19
Paid-in-kind interest income	8	10
Fee income	—	—
Dividend and other income	57	63
Total investment income	434	456

Operating expenses
Management fees	55	58
Subordinated income incentive fees(1)	43	46
Administrative services expenses	3	3
Accounting and administrative fees	1	1
Interest expense(2)	116	114
Other general and administrative expenses	4	5
Total operating expenses	222	227
Net investment income	212	229

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(225)	(58)
Non-controlled/affiliated investments	(10)	0
Controlled/affiliated investments	(8)	—
Net realized gain (loss) on foreign currency forward contracts	(0)	3
Net realized gain (loss) on foreign currency	(3)	1
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	172	5
Non-controlled/affiliated investments	20	16
Controlled/affiliated investments	(6)	10
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	8	(4)
Net change in unrealized gain (loss) on foreign currency	13	(3)
Total net realized and unrealized gain (loss)	(39)	(30)
Net increase (decrease) in net assets resulting from operations	$173	$199

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.62	$0.71
Weighted average shares outstanding	280,066,433	280,919,460
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(in millions)

	Three Months Ended
	March 31,
	2024	2023
Operations
Net investment income (loss)	$212	$229
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(246)	(54)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	194	27
Net change in unrealized gain (loss) on foreign currency	13	(3)
Net increase (decrease) in net assets resulting from operations	173	199
Stockholder distributions(2)
Distributions to stockholders	(210)	(196)
Net decrease in net assets resulting from stockholder distributions	(210)	(196)
Capital share transactions(3)
Repurchases of common stock	—	(32)
Net increase (decrease) in net assets resulting from capital share transactions	—	(32)
Total increase (decrease) in net assets	(37)	(29)
Net assets at beginning of period	6,849	7,012
Net assets at end of period	$6,812	$6,983
_______________
(1)See Note 7 for a discussion of the Company's financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(in millions)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$173	$199
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,444)	(270)
Paid-in-kind interest	(25)	(28)
Proceeds from sales and repayments of investments	1,855	386
Net realized (gain) loss on investments	243	58
Net change in unrealized (appreciation) depreciation on investments	(186)	(31)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(8)	4
Accretion of discount	(15)	(15)
Amortization of deferred financing costs and discount	4	4
Unrealized (gain)/loss on borrowings in foreign currency	(11)	4
(Increase) decrease in receivable for investments sold and repaid	(83)	7
(Increase) decrease in income receivable	(10)	(48)
(Increase) decrease in prepaid expenses and other assets	(2)	2
Increase (decrease) in payable for investments purchased	—	(14)
Increase (decrease) in management fees payable	(1)	(1)
Increase (decrease) in subordinated income incentive fees payable	2	19
Increase (decrease) in administrative services expense payable	1	1
Increase (decrease) in interest payable	(7)	(16)
Increase (decrease) in other accrued expenses and liabilities	(20)	(14)
Net cash provided by (used in) operating activities	466	247
Cash flows from financing activities
Repurchases of common stock	—	(32)
Stockholder distributions	(210)	(192)
Borrowings under financing arrangements	1,019	360
Repayments of financing arrangements	(1,263)	(382)
Deferred financing costs paid	(1)	(2)
Net cash provided by (used in) financing activities	(455)	(248)
Total increase (decrease) in cash	11	(1)
Cash, and foreign currency at beginning of period	231	251
Cash, and foreign currency at end of period	$242	$250
Supplemental disclosure
Non-cash purchases of investments	$(423)	$(19)
Non-cash sales of investments	$423	$19
Local and excise taxes paid	$23	$19
Interest paid during the period	$119	$126

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—119.1%
3Pillar Global Inc	(v)	Software & Services	SF+600	0.8%	11/23/26		$1.5	$1.5	$1.5
3Pillar Global Inc	(i)(k)(v)	Software & Services	SF+575	0.8%	11/23/27		124.4	123.8	124.5
3Pillar Global Inc	(v)(x)	Software & Services	SF+600	0.8%	11/23/26		7.6	7.6	7.6
48Forty Solutions LLC	(f)(k)(t)(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		175.9	174.8	165.5
48Forty Solutions LLC	(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		7.4	7.4	7.0
48Forty Solutions LLC	(v)(x)	Commercial & Professional Services	SF+600	1.0%	11/30/26		3.2	3.2	3.0
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Financial Services	9.0%		3/31/25		79.8	58.4	16.5
Accuride Corp	(aa)(k)	Capital Goods	SF+525, 1.6% PIK (1.6% Max PIK)	1.0%	5/18/26		7.5	7.5	5.9
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/26		1.0	1.0	1.0
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/27		45.8	44.5	45.6
Advanced Dermatology & Cosmetic Surgery	(v)(x)	Health Care Equipment & Services	SF+650	1.0%	5/7/26		2.6	2.6	2.6
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	933.6	106.9	87.2
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.2	9.7
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		$1.9	1.9	1.9
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		44.9	44.8	44.9
Affordable Care Inc	(ac)(v)(x)	Health Care Equipment & Services	SF+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		10.9	10.9	10.9
Affordable Care Inc	(ac)(m)(v)(x)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		11.9	11.9	11.9
Alacrity Solutions Group LLC	(v)	Insurance	SF+525	0.8%	12/22/27		6.1	6.0	6.0
Alacrity Solutions Group LLC	(m)	Insurance	SF+525	0.8%	12/22/28		11.9	11.7	11.7
Alacrity Solutions Group LLC	(v)(x)	Insurance	SF+525	0.8%	12/22/27		4.7	4.7	4.6
Alera Group Intermediate Holdings Inc	(m)	Insurance	SF+525	0.8%	10/2/28		9.1	9.0	9.1
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+525	0.8%	10/2/28		22.2	22.2	22.2
Alera Group Intermediate Holdings Inc	(v)	Insurance	SF+575	0.8%	10/2/28		0.4	0.3	0.4
Alera Group Intermediate Holdings Inc	(v)(x)	Insurance	SF+575	0.8%	10/2/28		7.2	7.2	7.3
American Vision Partners	(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		4.4	4.4	4.2
American Vision Partners	(i)(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/27		91.2	90.8	87.9
American Vision Partners	(v)(x)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		3.4	3.4	3.3
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		45.4	45.1	45.4
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		22.7	22.7	22.7
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		8.4	8.4	8.4
Apex Group Limited	(aa)(m)(w)	Financial Services	SF+375	0.5%	7/27/28		2.5	2.4	2.5
Apex Group Limited	(aa)(v)(w)	Financial Services	E+400	0.0%	7/27/28		€2.0	2.3	2.2
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+650	1.0%	10/24/29		$1.9	1.9	1.9
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30		86.3	85.4	87.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Apex Service Partners LLC	(v)(x)	Commercial & Professional Services	SF+650	1.0%	10/24/29	€3.2	$3.2	$3.2
Apex Service Partners LLC	(v)(x)	Commercial & Professional Services	SA+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	7.0	7.0	7.0
Arcfield Acquisition Corp	(f)(i)(t)(v)	Capital Goods	SF+625	0.8%	8/4/29	84.8	84.4	86.1
Arcfield Acquisition Corp	(x)	Capital Goods	SF+625	0.8%	8/4/28	10.6	10.6	10.6
Arcos LLC/VA	(m)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28	12.6	12.4	11.2
Arcos LLC/VA	(x)	Software & Services	SF+625	1.0%	4/20/27	4.5	4.5	4.0
Ardonagh Group Ltd/The	(w)(x)	Insurance	SF+475	0.5%	2/17/31	3.4	3.4	3.4
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+750	1.0%	9/1/26	77.9	77.9	77.9
ATX Networks Corp	(ad)(s)(v)(w)(x)	Capital Goods	SF+750	1.0%	9/1/26	49.3	49.3	49.3
Barbri Inc	(f)(k)(m)(t)(v)	Consumer Services	SF+575	0.8%	4/28/28	130.1	126.8	127.1
BDO USA PA	(v)	Commercial & Professional Services	SF+600	2.0%	8/31/28	28.3	27.8	28.5
Belk Inc	(aa)(ac)(v)	Consumer Discretionary Distribution & Retail	P+650	2.0%	7/31/25	21.9	21.8	20.2
Belk Inc	(aa)(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25	70.5	33.8	14.3
BGB Group LLC	(f)(i)(k)(m)(t)	Media & Entertainment	SF+575	1.0%	8/16/27	109.7	109.0	109.7
BGB Group LLC	(x)	Media & Entertainment	SF+575	1.0%	8/16/27	19.9	19.9	19.9
Bloom Fresh International Limited	(v)(w)	Food, Beverage & Tobacco	E+575	0.0%	8/9/30	€7.4	7.9	7.9
Bowery Farming Inc	(v)(y)(z)	Food, Beverage & Tobacco	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	9/10/26	$70.2	61.7	35.1
Caldic BV	(aa)(m)(w)	Consumer Discretionary Distribution & Retail	SF+400	0.5%	2/26/29	1.4	1.4	1.4
CFC Underwriting Ltd	(w)(x)	Insurance	SA+500, 0.0% PIK (2.8%Max PIK)	0.0%	5/16/29	£4.7	5.7	5.7
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+575	0.8%	12/1/27	$0.6	0.6	0.6
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28	19.6	19.6	19.8
Circana Group (f.k.a. NPD Group)	(v)(x)	Consumer Services	SF+575	0.8%	12/1/27	0.4	0.4	0.4
Civica Group Ltd	(w)(x)	Software & Services	SA+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	£7.5	9.6	9.4
Clarience Technologies LLC	(v)	Capital Goods	SF+575	0.8%	2/13/30	$0.7	0.7	0.7
Clarience Technologies LLC	(f)(k)(t)(v)	Capital Goods	SA+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	160.1	158.6	158.5
Clarience Technologies LLC	(v)(x)	Capital Goods	SF+575	0.8%	2/13/30	21.0	21.0	20.8
Clarience Technologies LLC	(f)(k)(t)(v)(x)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	21.7	21.7	21.5
Community Brands Inc	(v)	Software & Services	SF+550	0.8%	2/24/28	32.3	31.8	32.3
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28	1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+775	1.0%	9/27/25	15.1	14.7	15.1
Corsearch Intermediate Inc	(m)(v)	Software & Services	SF+550	1.0%	4/19/28	30.1	28.8	30.1
CSafe Global	(f)(k)(t)	Transportation	SF+575	0.8%	3/8/30	79.0	78.9	79.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSafe Global	(v)	Transportation	SF+575	0.8%	3/8/30	£15.5	$19.9	$19.6
CSafe Global	(x)	Transportation	SF+575	0.8%	3/8/29	$11.5	11.5	11.5
CSafe Global	(f)(k)(t)(x)	Transportation	SF+575	0.8%	3/8/30	4.7	4.7	4.7
Dechra Pharmaceuticals Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+625, 0.0% PIK (3.3% Max PIK)	0.0%	1/24/31	€13.8	14.2	14.8
Dechra Pharmaceuticals Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625, 0.0% PIK (3.3% Max PIK)	0.8%	1/24/31	$15.2	14.9	15.1
Dechra Pharmaceuticals Ltd	(v)(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+625, 0.0% PIK (3.3% Max PIK)	0.0%	1/24/31	€3.3	3.4	3.5
Dechra Pharmaceuticals Ltd	(v)(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625, 0.0% PIK (3.3% Max PIK)	0.8%	1/24/31	$3.7	3.6	3.6
Dental Care Alliance Inc	(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	110.6	108.1	110.6
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28	€11.6	11.3	12.5
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28	2.4	2.3	2.4
DOXA Insurance Holdings LLC	(v)	Insurance	SF+550	0.8%	12/20/30	$6.0	6.0	6.0
DOXA Insurance Holdings LLC	(v)	Insurance	SF+550	0.8%	12/31/30	15.3	15.2	15.2
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/20/29	3.3	3.3	3.3
DOXA Insurance Holdings LLC	(v)(x)	Insurance	SF+550	0.8%	12/20/30	8.6	8.6	8.5
Element Materials Technology Group US Holdings Inc	(aa)(m)(w)	Commercial & Professional Services	SF+425	0.5%	7/6/29	1.4	1.4	1.4
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29	€0.3	0.4	0.4
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508	0.8%	12/20/28	$19.6	19.3	19.6
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508, 0.0% PIK (2.3% Max PIK)	0.8%	12/20/28	65.1	64.2	65.1
Envirotainer Ltd	(w)(x)	Transportation	E+575, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.7
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	$1.7	1.7	1.7
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	2.3	2.3	2.3
Excelitas Technologies Corp	(v)(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	0.6	0.6	0.6
Excelitas Technologies Corp	(v)(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	0.8	0.8	0.8
Follett Software Co	(f)(k)(t)	Software & Services	SF+575	0.8%	8/31/28	72.7	72.2	72.7
Follett Software Co	(x)	Software & Services	SF+575	0.8%	8/31/27	9.9	9.9	9.9
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	69.4	67.1	69.4
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+600	0.8%	10/29/28	54.1	53.4	54.1
Foundation Risk Partners Corp	(v)	Insurance	SF+550	0.8%	10/30/28	5.4	5.4	5.3
Foundation Risk Partners Corp	(x)	Insurance	SF+600	0.8%	10/29/27	7.0	6.9	7.0
Foundation Risk Partners Corp	(v)(x)	Insurance	SF+550	0.8%	10/30/28	13.2	13.2	13.1
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+600	1.0%	11/12/26	86.9	86.9	86.9
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+550	1.0%	11/30/26	18.6	18.5	18.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Galway Partners Holdings LLC	(v)	Insurance	SF+525	0.8%	9/30/27		$2.1	$2.0	$2.1
Galway Partners Holdings LLC	(k)(m)(t)(v)	Insurance	SF+525	0.8%	9/29/28		86.3	85.1	86.3
Galway Partners Holdings LLC	(v)(x)	Insurance	SF+525	0.8%	9/30/27		10.9	10.9	10.9
Galway Partners Holdings LLC	(x)	Insurance	SF+500, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28		8.4	8.4	8.3
General Datatech LP	(f)(k)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27		129.8	129.0	127.9
Gigamon Inc	(i)(v)	Software & Services	SF+575	1.0%	3/9/29		105.9	105.1	105.9
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28		9.3	9.3	9.3
Gracent LLC	(ad)(v)	Health Care Equipment & Services	SF+1,200 PIK (SF+1,200 Max PIK)	1.0%	2/28/27		29.1	25.5	25.6
Granicus Inc	(v)	Software & Services	SF+575	0.8%	1/17/31		16.1	16.0	16.0
Granicus Inc	(x)	Software & Services	SF+525	0.8%	1/17/31		2.3	2.3	2.3
Granicus Inc	(x)	Software & Services	SF+350, 2.5% PIK (2.5% Max PIK)	0.8%	1/17/31		2.4	2.4	2.4
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/24		12.5	12.4	12.5
Heniff Transportation Systems LLC	(f)(k)(m)(v)	Transportation	SF+575	1.0%	12/3/26		94.0	89.4	94.0
Heniff Transportation Systems LLC	(v)(x)	Transportation	SF+575	1.0%	12/3/24		5.3	5.3	5.3
Heritage Environmental Services Inc	(f)(v)	Commercial & Professional Services	SF+550	0.8%	1/31/31		53.3	53.0	53.0
Heritage Environmental Services Inc	(x)	Commercial & Professional Services	SF+550	0.8%	1/31/30		7.3	7.3	7.3
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27		93.2	90.1	93.2
Hibu Inc	(f)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27		24.9	24.7	24.7
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+550	1.0%	11/24/28		17.1	16.8	17.2
Higginbotham Insurance Agency Inc	(x)	Insurance	SF+475	1.0%	11/25/28		18.2	18.2	18.0
Highgate Hotels Inc	(v)	Consumer Services	SF+550	1.0%	11/5/29		33.9	33.6	33.5
Highgate Hotels Inc	(x)	Consumer Services	SF+550	1.0%	11/5/29		4.2	4.2	4.2
HKA	(m)(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		4.6	4.5	4.5
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		35.6	35.6	35.6
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		1.0	1.0	1.0
HM Dunn Co Inc	(ad)(v)(x)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		4.0	4.0	4.0
Individual FoodService	(v)	Capital Goods	SF+600	1.0%	10/31/29		71.1	69.8	71.0
Individual FoodService	(v)(x)	Capital Goods	SF+600	1.0%	10/31/29		5.8	5.8	5.8
Individual FoodService	(x)	Capital Goods	SF+600	1.0%	10/31/29		5.9	5.9	5.9
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€71.2	82.5	74.0
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		17.6	20.6	18.3
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$19.6	19.6	20.1
iNova Pharmaceuticals (Australia) Pty Limited	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	0.9	0.5	0.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
iNova Pharmaceuticals (Australia) Pty Limited	(v)(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	2.6	$1.7	$1.6
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$175.9	174.7	175.9
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/27		47.9	47.9	47.9
Insightsoftware.Com Inc	(v)	Software & Services	SF+500	0.8%	5/25/28		2.4	2.4	2.4
Insightsoftware.Com Inc	(x)	Software & Services	SF+500	0.8%	3/27/34		21.3	21.3	21.3
Insightsoftware.Com Inc	(x)	Software & Services	SF+500	0.8%	3/27/34		5.3	5.3	5.3
Integrity Marketing Group LLC	(v)	Insurance	SF+600	0.8%	8/27/26		0.2	0.2	0.2
Integrity Marketing Group LLC	(v)	Insurance	SF+602	0.8%	8/27/26		98.1	98.1	98.1
Integrity Marketing Group LLC	(v)(x)	Insurance	SF+600	0.8%	8/27/26		2.3	2.3	2.3
Integrity Marketing Group LLC	(x)	Insurance	SF+650	1.0%	8/27/26		0.1	0.1	0.1
J S Held LLC	(f)(i)(v)	Insurance	SF+550	1.0%	7/1/25		150.9	150.2	150.4
J S Held LLC	(v)	Insurance	SF+550	1.0%	7/1/25		13.8	13.7	13.8
J S Held LLC	(f)(i)(v)(x)	Insurance	SF+550	1.0%	7/1/25		0.5	0.5	0.5
J S Held LLC	(v)(x)	Insurance	SF+550	1.0%	7/1/25		0.3	0.3	0.3
Karman Space Inc	(v)	Capital Goods	SF+675	2.0%	12/21/25		96.2	94.4	97.1
Karman Space Inc	(v)	Capital Goods	SF+675	2.0%	12/21/25		5.5	5.4	5.5
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF+175, 3.5% PIK (3.5% Max PIK)	1.0%	11/7/28		190.5	185.8	190.5
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF+100, 7.0% PIK (7.0% Max PIK)	1.0%	11/7/28		82.8	81.1	82.8
Kellermeyer Bergensons Services LLC	(ad)(x)	Commercial & Professional Services	SF+175, 3.5% PIK (3.5% Max PIK)	1.0%	11/6/28		5.5	5.5	5.5
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30		€7.9	8.1	8.5
Laboratoires Vivacy SAS	(v)(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30		0.5	0.6	0.6
Lakefield Veterinary Group	(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		$37.6	37.6	37.4
Lakefield Veterinary Group	(f)(i)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		80.2	79.6	79.8
Lakeview Farms Inc	(k)(m)(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		67.7	66.4	67.7
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		6.8	6.8	6.8
Lazer Logistics Inc	(v)	Transportation	SF+625	0.8%	5/4/29		0.3	0.3	0.3
Lazer Logistics Inc	(v)	Transportation	SF+625	0.8%	5/4/30		18.1	18.0	18.3
Lazer Logistics Inc	(f)	Transportation	SF+550	0.8%	5/4/30		2.1	2.0	2.0
Lazer Logistics Inc	(v)	Transportation	SF+550	0.8%	5/6/30		4.1	4.1	4.1
Lazer Logistics Inc	(v)(x)	Transportation	SF+625	0.8%	5/4/29		1.7	1.7	1.7
Lazer Logistics Inc	(v)(x)	Transportation	SF+550	0.8%	5/6/30		5.7	5.7	5.7
Lexitas Inc	(i)(k)(m)(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29		116.5	114.0	117.2
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29		8.4	8.4	8.4
Lexitas Inc	(aa)(x)	Commercial & Professional Services	SF+625	1.0%	5/19/29		30.2	30.2	29.9
Lionbridge Technologies Inc	(f)(i)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25		106.2	104.1	106.2
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28		88.1	87.0	87.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lipari Foods LLC	(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	$12.2	$12.2	$12.1
Lipari Foods LLC	(v)(x)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	15.0	15.0	14.9
Lloyd's Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+600	0.0%	12/2/28	£11.3	14.3	14.1
Lloyd's Register Quality Assurance Ltd	(v)(w)(x)	Consumer Services	SA+600	0.0%	12/2/28	3.7	5.7	5.6
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+600	0.8%	11/21/29	$2.1	2.1	2.1
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	23.4	23.2	23.9
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.2
Magna Legal Services LLC	(v)(x)	Commercial & Professional Services	SF+600	0.8%	11/21/29	11.2	11.2	11.3
MB2 Dental Solutions LLC	(k)(t)(v)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	110.6	109.5	109.5
MB2 Dental Solutions LLC	(k)(t)(v)(x)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	77.3	77.3	76.5
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	10.7	10.7	10.6
Medallia Inc	(m)(v)	Software & Services	SF+250, 4.0% PIK (4.0% Max PIK)	0.8%	10/29/28	219.1	217.4	219.1
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+550	1.0%	9/15/27	68.9	68.5	68.9
Med-Metrix	(i)(m)(t)(v)(x)	Software & Services	SF+550	1.0%	9/15/27	11.4	11.4	11.4
Med-Metrix	(x)	Software & Services	SF+550	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(m)(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	115.0	106.5	63.5
Miami Beach Medical Group LLC	(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	19.1	17.5	10.5
Misys Ltd	(v)(w)	Software & Services	SF+725	1.0%	9/13/29	0.3	0.3	0.3
Misys Ltd	(v)(w)(x)	Software & Services	SF+725	1.0%	9/13/29	1.3	1.3	1.2
Motion Recruitment Partners LLC	(f)(i)(t)(v)	Commercial & Professional Services	SF+675	1.0%	12/22/25	114.5	112.4	111.8
NBG Home	(ad)(v)(y)	Consumer Durables & Apparel			3/30/25	10.1	10.1	10.1
NBG Home	(ad)(v)(y)(z)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	3/31/25	32.7	30.7	9.9
NCI Inc	(ad)(v)	Software & Services	SF+750 PIK (SF+750 Max PIK)	1.0%	8/15/28	33.2	33.4	33.2
Net Documents	(v)	Software & Services	SF+625	1.0%	7/2/27	33.0	32.8	33.0
Net Documents	(v)	Software & Services	SF+625	1.0%	7/2/27	1.5	1.5	1.5
Net Documents	(v)(x)	Software & Services	SF+625	1.0%	7/2/27	1.5	1.5	1.5
New Era Technology Inc	(i)(k)	Software & Services	SF+625	1.0%	10/31/26	25.1	24.5	24.9
New Era Technology Inc	(x)	Software & Services	SF+625	1.0%	10/31/26	4.7	4.7	4.6
NovaTaste Austria GmbH	(w)(x)	Food, Beverage & Tobacco	E+700	0.0%	4/5/30	€4.7	4.9	5.0
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	$5.7	5.6	5.7
Omnimax International Inc	(f)(i)(k)(m)(v)	Capital Goods	SF+800	1.0%	10/8/26	118.4	114.8	119.0
One Call Care Management Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	4/22/27	4.9	4.7	4.6
Oxford Global Resources LLC	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	93.6	93.1	93.6
Oxford Global Resources LLC	(f)(k)(m)(t)(v)(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	8.0	8.0	8.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	$7.6	$7.6	$7.6
Parts Town LLC	(m)(v)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28	74.4	73.8	74.4
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	2.3	2.3	2.3
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	69.0	68.3	69.0
PartsSource Inc	(v)(x)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	2.0	2.0	2.0
PartsSource Inc	(v)(x)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	20.5	20.5	20.5
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	SF+575	1.0%	7/12/27	93.2	92.6	94.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	94.9	94.0	97.8
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	168.2	166.4	171.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+550 PIK (SF+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
PSKW LLC (dba ConnectiveRx)	(i)(k)(m)(s)(t)(v)	Health Care Equipment & Services	SF+625	1.0%	3/9/26	232.2	227.9	232.2
Pure Fishing Inc	(v)	Consumer Durables & Apparel	SF+450	0.0%	12/22/25	33.3	32.9	30.0
Radwell International LLC/PA	(v)	Capital Goods	SF+675	0.8%	4/1/28	1.4	1.4	1.4
Radwell International LLC/PA	(m)	Capital Goods	SF+653	0.8%	4/1/29	1.0	1.0	1.0
Radwell International LLC/PA	(i)(k)	Capital Goods	SF+675	0.8%	4/1/29	66.2	66.2	66.2
Radwell International LLC/PA	(v)(x)	Capital Goods	SF+675	0.8%	4/1/28	5.5	5.5	5.5
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF+625	0.0%	3/2/26	43.7	42.1	39.4
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF+625, 0.0% PIK (6.3% Max PIK)	0.0%	3/2/26	44.0	42.2	0.4
Revere Superior Holdings Inc	(m)(v)	Software & Services	SF+550	1.0%	9/30/26	33.0	32.6	33.0
Revere Superior Holdings Inc	(x)	Software & Services	SF+575	1.0%	9/30/26	3.2	3.2	3.2
Rise Baking Company	(k)(m)(v)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	28.2	27.7	28.2
Rise Baking Company	(x)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	5.3	5.2	5.3
RSC Insurance Brokerage Inc	(i)(k)(v)	Insurance	SF+550	0.8%	11/1/29	186.7	182.5	186.6
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	11/1/29	7.7	7.6	7.7
Safe-Guard Products International LLC	(f)	Financial Services	SF+550	0.5%	1/27/27	0.1	0.1	0.1
SAMBA Safety Inc	(m)(v)	Software & Services	SF+525	1.0%	9/1/27	8.1	8.0	8.1
SAMBA Safety Inc	(v)	Software & Services	SF+525	1.0%	9/1/27	0.4	0.4	0.4
SAMBA Safety Inc	(v)(x)	Software & Services	SF+525	1.0%	9/1/27	2.1	2.1	2.1
SavATree LLC	(v)	Consumer Services	SF+525	0.8%	10/12/28	9.4	9.4	9.4
SavATree LLC	(x)	Consumer Services	SF+525	0.8%	10/12/28	6.3	6.3	6.3
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25	57.2	8.9	0.3
Shaw Development LLC	(v)	Capital Goods	SF+600	0.5%	10/30/29	28.8	28.5	29.0
Shaw Development LLC	(v)(x)	Capital Goods	SF+600	0.5%	10/30/29	3.4	3.4	3.5
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF+550	1.0%	12/22/27	28.2	28.0	28.2
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	SF+550	0.8%	3/17/26	28.5	27.5	29.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Source Code LLC	(k)(t)(v)	Software & Services	SF+650	1.0%	6/30/27		$55.9	$55.2	$55.6
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27		59.7	58.1	59.7
Spins LLC	(m)(s)(t)(v)(x)	Software & Services	SF+550	1.0%	1/20/27		14.0	14.0	14.0
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		7.9	7.9	7.9
Spotless Brands LLC	(v)	Consumer Services	SF+675	1.0%	7/25/28		9.7	9.5	9.9
Spotless Brands LLC	(v)	Consumer Services	SF+650	1.0%	7/25/28		12.3	12.1	12.5
Spotless Brands LLC	(v)(x)	Consumer Services	SF+675	1.0%	7/25/28		9.0	9.0	9.1
STV Group Inc	(f)(v)	Capital Goods	SF+525	0.8%	3/20/31		41.5	41.1	41.1
STV Group Inc	(f)(v)(x)	Capital Goods	SF+525	0.8%	3/20/31		11.9	11.9	11.7
STV Group Inc	(x)	Capital Goods	SF+525	0.8%	3/20/31		8.3	8.3	8.3
Summit Interconnect Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		135.2	134.3	126.4
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575	1.0%	6/30/27		15.7	15.1	15.7
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575 PIK (SF+575 Max PIK)	1.0%	6/30/27		28.1	28.1	28.1
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	SF+575	1.0%	11/30/26		5.7	5.7	5.7
Tangoe LLC	(m)(s)(v)	Software & Services	SF+650	1.0%	11/28/25		179.5	170.1	155.3
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		10.6	8.9	—
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	19.0	21.4
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components			6/4/24		40.7	40.1	4.2
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	9/30/25		$45.8	45.7	43.7
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	9/30/25		45.9	45.9	43.9
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		45.1	44.4	42.5
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		7.9	7.9	7.4
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.6	14.4	13.8
Time Manufacturing Co	(v)(x)	Capital Goods	SF+650	0.8%	12/1/27		$15.9	15.9	15.0
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.8	31.5
Transaction Services Group Ltd	(f)(i)(v)(w)	Software & Services	SF+550	0.0%	10/14/26		$126.2	123.9	126.2
Trescal SA	(v)(w)	Commercial & Professional Services	E+650	0.0%	4/28/30		€2.1	2.3	2.2
Trescal SA	(v)(w)(x)	Commercial & Professional Services	E+650	0.0%	4/28/30		2.5	2.7	2.7
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF+350	0.5%	8/3/29		$1.7	1.7	1.7
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	E+325	0.0%	8/6/29		€1.4	1.6	1.5
Version1 Software Ltd	(v)(w)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		1.1	1.1	1.2
Version1 Software Ltd	(v)(w)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£1.1	1.3	1.4
Version1 Software Ltd	(w)(x)	Software & Services	E+625	0.0%	7/31/30		€13.7	14.8	14.4
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		$68.3	67.7	68.9
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		6.7	6.6	6.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+600	0.8%	8/31/29	$8.4	$8.4	$8.4
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)(i)(k)(m)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26	114.8	111.3	109.5
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(v)	Household & Personal Products	SF+625	1.0%	11/30/26	5.2	5.2	5.0
Warren Resources Inc	(ad)(v)	Energy	SF+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	18.8	18.7	18.8
Wealth Enhancement Group LLC	(v)(w)	Financial Services	SF+550	1.0%	10/4/27	5.9	5.9	5.9
Wealth Enhancement Group LLC	(v)(w)(x)	Financial Services	SF+550	1.0%	10/4/27	1.6	1.6	1.6
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+550	1.0%	10/4/27	2.1	2.1	2.1
Woolpert Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	4/5/28	157.5	152.6	157.5
Woolpert Inc	(f)(k)(m)(t)(v)(x)	Capital Goods	SF+600	1.0%	4/5/28	3.7	3.7	3.7
Worldwise Inc	(v)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	40.8	40.7	36.6
Worldwise Inc	(v)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	6.3	6.3	5.6
Worldwise Inc	(v)(x)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	28.0	28.0	25.2
Worldwise Inc	(v)(x)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	8.0	8.0	7.1
Zendesk Inc	(m)(v)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	59.6	59.2	60.2
Zendesk Inc	(x)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	6.0	6.0	6.0
Zendesk Inc	(x)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	14.5	14.4	14.7
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (2.8% Max PIK)	0.8%	2/28/31	83.1	82.5	82.5
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/28/30	11.6	11.6	11.5
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	15.5	15.5	15.3
Total Senior Secured Loans—First Lien							9,318.2	9,056.6
Unfunded Loan Commitments							(945.9)	(945.9)
Net Senior Secured Loans—First Lien							8,372.3	8,110.7

Senior Secured Loans—Second Lien—14.7%
Apex Group Limited	(v)(w)	Financial Services	SF+675	0.5%	7/27/29	55.0	54.1	54.6
Belk Inc	(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	10.0% PIK (10.0% Max PIK)		7/31/25	32.0	4.2	—
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/26	13.6	13.0	9.6
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.5	42.0
Ellucian Inc	(v)	Software & Services	SF+800	1.0%	10/9/28	112.8	107.0	113.9
Integrated Power Services LLC	(ab)(v)	Commercial & Professional Services	SF+750	0.8%	11/22/29	46.3	45.6	45.6
Miami Beach Medical Group LLC	(v)(y)	Health Care Equipment & Services			6/14/28	5.8	3.6	—
OEConnection LLC	(v)	Software & Services	SF+700	0.5%	9/25/27	76.1	75.8	76.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	$175.0	$167.4	$174.9
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	129.8	124.9	129.7
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/11/27	6.7	6.7	6.7
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/19/27	7.0	7.0	7.0
Solera LLC	(v)	Software & Services	SF+900	1.0%	6/4/29	335.9	322.5	335.9
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services			6/30/27	24.0	—	—
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services			6/30/27	8.3	4.5	4.5
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/30	€3.8	4.1	3.6
Valeo Foods Group Ltd	(v)(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/30	2.3	3.0	2.7
Total Senior Secured Loans—Second Lien							985.9	1,006.8
Unfunded Loan Commitments							(3.0)	(3.0)
Net Senior Secured Loans—Second Lien							982.9	1,003.8

Other Senior Secured Debt—2.4%
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	$76.5	75.9	78.5
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	27.8	26.5	21.6
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	0.7	0.6	0.7
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods	0.1%, 5.9% PIK (5.9% Max PIK)		12/29/28	€52.2	55.8	53.5
Total Other Senior Secured Debt							158.8	154.3

Subordinated Debt—4.9%
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	$20.4	20.1	19.9
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	34.5	21.3	19.2
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	80.2	78.9	81.8
Encora Digital LLC	(v)	Commercial & Professional Services	9.8% PIK (9.8% Max PIK)		12/13/29	26.2	25.6	25.4
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	4/17/24	9.0	9.0	9.0
Miami Beach Medical Group LLC	(v)(x)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	4/17/24	17.4	17.4	17.4
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	11.0	8.9	10.6
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	43.6	32.0	37.6
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.3	61.8
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	71.0	69.4	68.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Total Subordinated Debt							$343.9	$351.6
Unfunded Debt Commitments							(17.4)	(17.4)
Net Subordinated Debt							326.5	334.2

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—30.5%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				8,516,891		$14.0	$—
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29		$60.6	59.0	48.5
Abacus JV, Private Equity	(ad)(v)(w)	Insurance				47,045,141		46.1	46.8
Accelerator Investments Aggregator LP, Private Equity	(ac)(v)(w)(y)	Financial Services				2,778,491		3.2	2.4
Altavair AirFinance, Private Equity	(ac)(v)(w)	Capital Goods				128,878,615		129.8	134.7
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF+1,000	0.0%	1/12/30		$4.9	4.9	4.9
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)(x)	Capital Goods	SF+1,000	0.0%	1/12/30		$4.9	4.9	4.9
Australis Maritime II, Private Equity	(ad)(v)(w)(y)	Transportation				12,001,421		12.0	13.4
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation				29,131,438		29.1	27.8
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				10,195,937		10.2	10.9
Avenue One PropCo, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.0% PIK (7.0% Max PIK)		3/15/34		$30.6	30.6	30.6
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services				444,962,569		49.9	40.5
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR+925	0.0%	1/27/34	SEK	15.0	1.3	1.4
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	22.0%		11/8/27		$8.8	8.8	8.8
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$65.0	65.0	65.0
Bausch Health Cos Inc, Revolver	(v)(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$55.0	55.0	55.0
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components				54,407		—	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF+900	1.0%	11/3/25		$100.0	96.4	100.9
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF+900	1.0%	11/3/25		$12.0	12.0	12.1
Callodine Commercial Finance LLC, 2L Term Loan B	(v)(x)	Financial Services	SF+900	1.0%	11/3/25		$36.1	36.1	36.4
Capital Automotive LP, Private Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)				20,702,800		22.7	31.9
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28		$41.4	40.8	41.4
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$15.3	15.3	15.3
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	1.7	1.2	1.2
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€0.6	0.6	0.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity		Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Covis Finco Sarl, Revolver	(v)(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$4.7	$4.7	$4.7
Covis Finco Sarl, Revolver	(v)(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	2.3	1.8	1.9
Covis Finco Sarl, Revolver	(v)(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€3.4	3.6	3.8
Curia Global Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29		$42.0	42.0	42.0
Curia Global Inc, Revolver	(v)(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29		$41.3	41.3	41.3
Drive Revel, Private Equity	(v)(w)	Financial Services					2,587,091	2.8	2.8
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services					149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28		$505.6	309.4	256.6
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25		$19.4	16.3	19.4
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25		$14.2	11.8	14.2
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26		$1.7	1.4	1.7
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services					3,599,540	4.2	4.3
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services					6,934,286	6.9	6.6
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services					40,174,500	40.2	42.5
GreenSky Holdings LLC, Private Equity	(ad)(v)(y)	Financial Services					10,662,084	10.7	10.7
GreenSky Holdings LLC, Term Loan	(ad)(v)	Financial Services	9.3% PIK (9.3% Max PIK)		3/12/34		$32.0	32.0	32.0
GreenSky Holdings LLC, Term Loan	(ad)(v)(x)	Financial Services	9.3% PIK (9.3% Max PIK)		3/12/34		$3.0	3.0	3.0
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					4,471,509	4.4	4.1
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0% PIK (11.0% Max PIK)		3/20/30		$11.7	11.7	11.7
Jet Edge International LLC, Structured Mezzanine	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26		$33.0	33.0	33.7
Jet Edge International LLC, Structured Mezzanine	(v)(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26		$0.6	0.6	0.6
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%				$99.7	98.9	99.7
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance					536,709	0.5	0.5
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods					83,548,471	83.5	87.4
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26		$39.1	39.1	15.5
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment					30,478,189	0.3	30.5
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services					7,952,248	8.0	7.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)(y)	Capital Goods				11,976,417	$11.3	$11.6
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				20,284,091	20.3	17.7
My Community Homes PropCo 2, Term Loan	(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5% PIK (7.5% Max PIK)		3/15/34	$60.9	60.9	60.9
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services	3.2%		1/25/27	$8.3	2.4	2.4
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate Management & Development	10.0%		4/1/26	$10.5	10.5	10.2
Optio Invest, Private Equity	(v)(w)	Financial Services				2,911,438	3.7	3.8
PayPal Europe Sarl et Cie SCA, Private Equity	(v)(w)	Financial Services				48,398,136	52.4	54.1
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	7.3	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$58.9	57.3	34.7
Residential Opportunities I LLC, Private Equity	(v)	Real Estate Management & Development				4,213,350	4.2	6.2
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Financial Services				220,778,388	236.5	234.5
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.4	2.6
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Financial Services				23,500,000	23.5	25.1
SunPower Financial, Private Equity	(v)(w)(y)	Financial Services				3,690,938	3.7	4.4
Synovus Financial Corp, Private Equity	(v)(w)	Banks				7,160,874	7.2	7.2
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£34.2	43.1	43.3
TalkTalk Telecom Group Ltd, Revolver	(v)(w)(x)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£9.1	11.5	11.4
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services	8.0%			£30.2	36.7	38.3
TDC LLP, Private Equity	(ad)(v)(w)	Financial Services				1,576,060	2.0	2.0
Vehicle Secured Funding Trust, Private Equity	(v)(w)	Financial Services				86,619,949	86.6	87.5
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$68.8	68.8	69.0
Weber-Stephen Products LLC, Revolver	(v)(w)(x)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$14.5	14.5	14.6
Total Asset Based Finance							2,397.4	2,255.8
Unfunded commitments							(177.0)	(177.0)
Net Asset Based Finance							2,220.4	2,078.8

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Credit Opportunities Partners JV, LLC —20.4%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC				$1,637.3	$1,571.7	$1,390.3
Credit Opportunities Partners JV, LLC							1,571.7	1,390.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—16.8%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.3
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	2.5
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	50.1
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	1.7
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	8.9
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF+950 PIK (SF+950 Max PIK)	1.0%	4/30/31	15,000,000	14.1	12.3
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.2
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(n)(p)(y)	Energy				866,071	18.9	21.2
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(p)(y)	Energy				10,193	9.7	2.5
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493	262.2	250.5
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	0.0
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	—
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				5,578	9.9	—
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco				5,179,936	4.2	11.2
Bowery Farming Inc, Common Stock	(v)(y)	Food, Beverage & Tobacco				1,058,391	10.0	2.8
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	161,828	0.0	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	1,918,831	—	0.6
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	6.8
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	3.7
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.8	32.6
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.7
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel				228,806	35.4	9.9
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel	15.9% PIK (15.9% Max PIK)			2,068,400	4.0	6.1
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel				7,701,195	2.5	1.0
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services				250	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services				1,000	$8.2	$3.3
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services				745	—	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	9.5
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	24.2
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.7
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	2.5
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)(z)	Materials	0.0% PIK (12.5% Max PIK)		2/15/28	15,279	214.5	148.6
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services				26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services				26,230,661	48.3	48.3
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,944,319	8.0	5.1
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	5.3
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	61.3	40.5
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	3.7
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%		78,761,513	74.7	75.0
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	0.0	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	20.3
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services				34,872	2.1	2.3
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services				371,992	22.8	18.8
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	7.9	7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				589,656	0.6	0.3
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	7.1
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	143.0
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	3.3
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel				4,563	8.3	10.1
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				1,840,376	1.8	8.1
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.1
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.7
Sorenson Communications LLC, Common Stock	(j)(u)(v)	Telecommunication Services				42,731	7.1	6.9
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		76,878,880	$73.5	$81.8
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				454,343,603	4.8	8.4
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	2.4
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	11.4
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods				11,630	8.0	7.4
Worldwise Inc, Preferred Equity	(v)(y)	Household & Personal Products				830,617	0.3	0.1
Total Equity/Other							1,173.0	1,148.7
TOTAL INVESTMENTS—208.8%							$14,805.6	14,220.8
LIABILITIES IN EXCESS OF OTHER ASSETS—(108.8%)								(7,408.8)
NET ASSETS—100.0%								$6,812.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at March 31, 2024	Unrealized Appreciation (Depreciation)
AUD	10/21/2024	JP Morgan Chase Bank	A$	8.3	Sold	$5.2	$5.4	$(0.2)
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.2	Sold	1.5	1.4	0.1
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.3	Sold	1.5	1.5	0.0
CAD	11/18/2024	JP Morgan Chase Bank	C$	1.1	Sold	0.8	0.8	0.0
GBP	11/25/2024	JP Morgan Chase Bank	£	1.4	Sold	1.7	1.8	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	3.4	Sold	4.1	4.3	(0.2)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.7	Sold	2.1	2.2	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	5.0	Sold	6.0	6.3	(0.3)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.9	Sold	2.3	2.4	(0.1)
GBP	1/20/2026	JP Morgan Chase Bank	£	6.2	Sold	7.5	7.9	(0.4)
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	17.1	(0.5)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.3	4.4	(0.1)
SEK	5/10/2024	JP Morgan Chase Bank	SEK	503.0	Sold	60.2	47.2	13.0
SEK	5/10/2024	JP Morgan Chase Bank	SEK	34.5	Sold	4.1	3.2	0.9
SEK	5/10/2024	JP Morgan Chase Bank	SEK	250.0	Sold	26.3	23.4	2.9
SEK	8/8/2025	JP Morgan Chase Bank	SEK	119.3	Sold	13.3	11.4	1.9
SEK	8/8/2025	JP Morgan Chase Bank	SEK	27.8	Sold	3.1	2.7	0.4
SEK	4/14/2027	JP Morgan Chase Bank	SEK	167.0	Sold	16.4	16.3	0.1
Total						$177.0	$159.7	$17.3

_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2024, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.56%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 3.89%, Canadian Dollar Offer Rate, or CDOR or “C”, was 5.30%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.39%, the Reykjavik Interbank Offered Rate, or REIBOR or “R”, was 9.80%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 4.03%, the Sterling Interbank Offered Rate, or SONIA or “SA”, was 5.18%, the Secured Overnight Financing Rate, or SOFR or “SF”, was 5.30% and the U.S. Prime Lending Rate, or Prime or “P”, was 8.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(g)Not used.
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
(w)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2024, 74.8% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of March 31, 2024.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of March 31, 2024:
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$35.6	$1.2	$(1.4)	$—	$0.6	$36.0	$1.1	$—	$—	$—
Affordable Care Inc	7.3	3.4	—	—	0.1	10.8	0.3	—	—	—
Belk Inc	13.2	—	(2.1)	0.3	2.9	14.3	—	—	—	—
Belk Inc	20.0	—	—	—	0.2	20.2	0.8	—	—	—
Constellis Holdings LLC	15.1	0.1	—	—	(0.1)	15.1	0.6	—	—	—
Galaxy Universal LLC	86.4	—	(0.2)	—	0.7	86.9	2.5	—	—	—
Galaxy Universal LLC	18.1	—	—	—	0.3	18.4	0.5	—	—	—
One Call Care Management Inc	4.2	—	—	—	0.4	4.6	0.1	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	—	—	—	—	—	—	—	—	—	—
Constellis Holdings LLC	9.0	—	(0.1)	—	0.7	9.6	0.5	—	—	—
Other Senior Secured Debt
One Call Care Management Inc	20.6	0.2	—	—	0.8	21.6	—	0.7	—	—
Asset Based Finance
Altavair AirFinance, Private Equity	133.9	—	(0.1)	—	0.9	134.7	—	—	—	4.0
Accelerator Investments Aggregator LP, Private Equity	2.5	—	—	—	(0.1)	2.4	—	—	—	—
Home Partners JV 2, Structured Mezzanine	11.4	0.3	—	—	—	11.7	—	0.3	—	—
Home Partners JV 2, Private Equity	0.2	—	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	4.2	—	—	—	(0.1)	4.1	—	—	—	—
Equity/Other
Affordable Care Inc, Preferred Stock	50.0	—	—	—	0.1	50.1	—	1.4	—	—
athenahealth Inc, Preferred Stock	252.6	—	—	—	(2.1)	250.5	—	7.3	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock(4)	11.2	—	(4.9)	—	(6.3)	—	—	—	—	—
Constellis Holdings LLC, Private Equity	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.8	—	—	—	(0.1)	1.7	—	—	—	—
Galaxy Universal LLC, Common Stock	0.5	—	—	—	9.4	9.9	—	—	—	—
Galaxy Universal LLC, Trade Claim	1.0	—	—	—	—	1.0	—	—	—	—
Galaxy Universal LLC, Preferred Stock	5.5	—	—	—	0.6	6.1	—	0.1	—	—
One Call Care Management Inc, Preferred Stock A	18.5	—	—	—	0.3	18.8	—	—	—	—
One Call Care Management Inc, Common Stock	1.9	—	—	—	0.4	2.3	—	—	—	—
One Call Care Management Inc, Preferred Stock B	7.7	—	(0.1)	—	0.1	7.7	—	0.2	—	—
Proserv Acquisition LLC, Class A Common Units	3.5	—	—	—	(0.2)	3.3	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	(10.2)	10.2	—	—	—	—	—
Total	$745.4	$5.2	$(8.9)	$(9.9)	$19.7	$751.5	$6.4	$10.0	$—	$4.0
______________
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

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
(3)Interest, PIK, fee and dividend income presented for the full three months ended March 31, 2024.
(4)The Company held this investment as of March 31, 2024 but it was not deemed to be an "affiliated person" of the portfolio company as of March 31, 2024.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the three months ended March 31, 2024, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of March 31, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
ATX Networks Corp	$65.1	$13.8	$(1.0)	$—	$—	$77.9	$2.6	$—	$—	$—
Gracent LLC	24.5	0.8	—	—	0.3	25.6	—	0.9	—	—
HM Dunn Co Inc	35.8	—	(0.2)	—	—	35.6	1.0	—	—	—
HM Dunn Co Inc	1.0	—	—	—	—	1.0	—	—	—	—
Kellermeyer Bergensons Services LLC	—	10.5	(10.5)	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC	—	185.8	—	—	4.7	190.5	0.3	0.2	—	—
Kellermeyer Bergensons Services LLC	—	81.1	—	—	1.7	82.8	0.1	0.2	—	—
NCI Inc	32.2	1.0	—	—	—	33.2	—	1.0	—	—
Production Resource Group LLC	168.6	4.0	(0.3)	—	(0.7)	171.6	6.7	2.3	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	63.6	0.7	(0.8)	—	(0.3)	63.2	0.1	0.5	—	—
Production Resource Group LLC	34.8	0.2	(0.4)	—	—	34.6	0.8	0.3	—	—
Warren Resources Inc	18.8	0.2	—	—	(0.2)	18.8	0.9	—	—	—
Senior Secured Loans—Second Lien
Quoizel LLC	6.5	0.2	—	—	—	6.7	—	0.2	—	—
Quoizel LLC	6.8	0.2	—	—	—	7.0	—	0.2	—	—
Other Senior Secured Debt
JW Aluminum Co	77.1	—	—	—	1.4	78.5	2.0	—	—	—
Wittur Holding GmbH	—	55.8	—	—	(2.3)	53.5	—	0.3	—	—
Subordinated Debt
ATX Networks Corp	32.9	1.8	—	—	(15.5)	19.2	0.2	0.5	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	52.7	—	—	—	(4.2)	48.5	1.2	0.5	—	—
801 5th Ave, Seattle, Private Equity	—	—	—	—	—	—	—	—	—	—
Abacus JV, Private Equity	48.5	—	—	—	(1.7)	46.8	—	—	—	—
Avenue One PropCo, Private Equity	38.8	—	(37.9)	—	(0.9)	—	—	—	—	—
Avenue One PropCo, Private Equity	—	10.2	—	—	0.7	10.9	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Avenue One PropCo, Term Loan	$—	$2.2	$28.4	$—	$—	$30.6	$—	$—	$—	$—
Australis Maritime, Common Stock	35.8	—	(6.3)	—	(1.7)	27.8	—	—	—	—
Australis Maritime II, Private Equity	12.2	1.1	—	—	0.1	13.4	—	—	—	—
Avida Holding AB, Common Stock	42.9	—	—	—	(2.4)	40.5	—	—	—	—
Avida Holding AB, Subordinated Bond	1.5	—	—	—	(0.1)	1.4	—	—	—	—
Capital Automotive LP, Private Equity	32.4	—	(0.5)	—	—	31.9	—	—	—	0.8
Capital Automotive LP, Structured Mezzanine	41.5	—	(0.1)	—	—	41.4	1.2	—	—	—
GreenSky Holdings LLC, Private Equity	—	10.7	—	—	—	10.7	—	—	—	—
GreenSky Holdings LLC, Term Loan	—	32.0	—	—	—	32.0	—	0.1	—	—
Kilter Finance, Preferred Stock	99.7	—	—	—	—	99.7	3.6	—	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	65.6	20.2	—	—	1.6	87.4	—	—	—	1.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	15.3	—	—	—	0.2	15.5	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	99.9	—	(89.3)	—	19.9	30.5	—	—	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	8.3	—	(1.2)	—	0.4	7.5	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	11.8	—	—	—	(0.2)	11.6	—	—	—	—
My Community Homes PropCo 2, Private Equity	78.8	—	(81.1)	—	2.3	—	—	—	—	—
My Community Homes PropCo 2, Private Equity	—	20.3	—	—	(2.6)	17.7	—	—	—	—
My Community Homes PropCo 2, Term Loan	—	60.9	—	—	—	60.9	—	—	—	—
Prime St LLC, Private Equity	—	—	—	—	—	—	—	—	—	—
Prime St LLC, Structured Mezzanine	33.1	0.1	—	—	1.5	34.7	0.8	0.9	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	241.0	—	—	—	(6.5)	234.5	—	—	—	—
TDC LLP, Preferred Equity	27.8	10.4	—	—	0.1	38.3	(0.3)	—	—	—
TDC LLP, Preferred Equity	2.0	—	—	—	—	2.0	—	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.9	—	—	—	(6.6)	1,390.3	—	—	—	54.9
Equity/Other
ATX Networks Corp, Common Stock	25.9	—	—	—	(25.9)	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	2.5	—	—	—	(2.5)	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	0.8	—	—	—	(0.8)	—	—	—	—	—
Borden (New Dairy Opco), Common Stock(4)	—	4.9	(0.9)	0.2	7.0	11.2	—	—	—	—
Gracent LLC, Preferred Stock A	—	—	—	(8.0)	8.0	—	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—
Gracent LLC, Preferred Equity	3.8	—	—	—	(0.5)	3.3
HM Dunn Co Inc, Preferred Stock, Series A	25.1	—	—	—	(0.9)	24.2	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
HM Dunn Co Inc, Preferred Stock, Series B	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
JW Aluminum Co, Common Stock	2.5	—	—	—	—	2.5	—	—	—	—
JW Aluminum Co, Preferred Stock	148.7	—	—	—	(0.1)	148.6	—	—	—	—
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	—	48.3	—	—	—	48.3	—	—	—	—
Quoizel, LLC (fka NBG Home), Common Stock	10.2	—	—	—	(0.1)	10.1	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	19.7	—	—	—	0.6	20.3	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	120.7	—	—	—	22.3	143.0	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quorum Health Corp, Trade Claim	0.9	—	—	—	—	0.9	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	7.7	0.9	—	—	(0.5)	8.1	—	—	—	—
Wittur Holding GmbH, Common Stock	—	8.0	—	—	(0.6)	7.4	—	—	—	—
Warren Resources Inc, Common Stock	12.3	—	—	—	(0.9)	11.4	—	—	—	—
Total	$3,335.7	$586.3	$(202.1)	$(7.8)	$(5.9)	$3,706.2	$21.2	$8.1	$—	$57.0
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
(3)Interest, PIK, fee and dividend income presented for the full three months ended March 31, 2024.
(4)The Company held this investment as of December 31, 2023 but it was not deemed to “control” the portfolio company as of December 31, 2023. Transfers in or out have been presented at amortized cost.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—124.5%
3Pillar Global Inc	(v)	Software & Services	SF+600	0.8%	11/23/26		$2.2	$2.2	$2.2
3Pillar Global Inc	(i)(k)(v)	Software & Services	SF+575	0.8%	11/23/27		124.7	124.0	122.7
3Pillar Global Inc	(x)	Software & Services	SF+600	0.8%	11/23/26		6.9	6.9	6.8
48Forty Solutions LLC	(f)(k)(t)(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		180.9	179.7	171.6
48Forty Solutions LLC	(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		6.4	6.4	6.0
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+600	1.0%	11/30/26		4.2	4.2	4.0
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Financial Services	9.0%		3/31/24		84.2	61.7	19.5
Aareon AG	(v)(w)	Software & Services	E+625	0.8%	8/19/30		€35.9	38.2	38.7
Accuride Corp	(aa)(k)	Capital Goods	SF+525, 1.6% PIK (1.6% Max PIK)	1.0%	5/18/26		$7.5	7.5	6.2
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/27		38.1	36.7	37.5
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/27		7.8	7.8	7.7
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF+650	1.0%	5/7/26		3.6	3.6	3.5
Advania Sverige AB	(v)(w)	Software & Services	SR+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	SEK	933.6	106.7	91.4
Advania Sverige AB	(v)(w)	Software & Services	R+610, 0.0% PIK (3.3% Max PIK)	0.0%	4/28/28	ISK	1,345.8	10.2	9.8
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		$1.9	1.9	1.9
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		13.7	13.6	13.5
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		28.0	28.0	27.7
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		10.9	10.9	10.8
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		15.3	15.3	15.2
Alacrity Solutions Group LLC	(v)	Insurance	SF+525	0.8%	12/22/27		4.6	4.5	4.6
Alacrity Solutions Group LLC	(m)	Insurance	SF+525	0.8%	12/22/28		11.9	11.8	11.8
Alacrity Solutions Group LLC	(x)	Insurance	SF+525	0.8%	12/22/27		6.1	6.1	6.1
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+600	0.8%	10/2/28		31.4	31.3	31.4
Alera Group Intermediate Holdings Inc	(x)	Insurance	SF+575	0.8%	10/2/28		7.6	7.6	7.5
American Vision Partners	(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		4.4	4.4	4.2
American Vision Partners	(i)(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/27		91.4	91.0	88.0
American Vision Partners	(x)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		3.4	3.4	3.3
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		68.3	68.0	67.8
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/25/28		8.4	8.4	8.3
Apex Group Limited	(aa)(m)(w)	Financial Services	SF+375	0.5%	7/27/28		2.5	2.4	2.5
Apex Group Limited	(aa)(v)(w)	Financial Services	E+400	0.0%	7/27/28		€2.0	2.3	2.2
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+650	1.0%	10/24/29		$0.4	0.4	0.4
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30		80.7	79.8	79.7
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	10/24/29		4.7	4.7	4.7
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30		12.0	12.0	11.8
Arcfield Acquisition Corp	(f)(i)(t)(v)	Capital Goods	SF+625	0.8%	8/4/29		85.0	84.6	85.0
Arcfield Acquisition Corp	(x)	Capital Goods	SF+625	0.8%	8/4/28		10.6	10.6	10.6
Arcos LLC/VA	(m)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28		12.5	12.3	11.2
Arcos LLC/VA	(x)	Software & Services	SF+625	1.0%	4/20/27		4.5	4.5	4.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Ardonagh Group Ltd	(v)(w)	Insurance	SA+725	0.8%	7/14/26		£0.8	$1.0	$1.0
Ardonagh Group Ltd	(v)(w)	Insurance	E+725	1.0%	7/14/26		€19.0	19.3	20.9
Ardonagh Group Ltd	(v)(w)	Insurance	SF+675	0.8%	7/14/26		$9.9	9.4	9.8
Ardonagh Group Ltd	(w)(x)	Insurance	SF+675	0.8%	7/14/26		9.9	9.9	9.8
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+750	1.0%	9/1/26		65.1	65.1	65.1
ATX Networks Corp	(ad)(w)(x)	Capital Goods	SF+750	1.0%	9/1/26		63.0	63.0	63.0
Barbri Inc	(f)(k)(m)(t)(v)	Consumer Services	SF+575	0.8%	4/28/28		130.5	127.0	126.9
BDO USA PA	(v)	Commercial & Professional Services	SF+600	2.0%	8/31/28		28.4	27.8	28.1
Belk Inc	(aa)(ac)(v)	Consumer Discretionary Distribution & Retail	P+650	2.0%	7/31/25		21.9	21.8	20.0
Belk Inc	(aa)(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		70.9	35.6	13.2
BGB Group LLC	(f)(i)(k)(m)(t)	Media & Entertainment	SF+575	1.0%	8/16/27		110.0	109.2	107.5
BGB Group LLC	(x)	Media & Entertainment	SF+575	1.0%	8/16/27		19.9	19.9	19.5
Bloom Fresh International Limited	(v)(w)	Food, Beverage & Tobacco	E+575	0.0%	8/9/30		€7.4	7.9	8.0
Bowery Farming Inc	(v)(y)(z)	Food, Beverage & Tobacco	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	9/10/26		$67.5	61.7	35.4
Caldic BV	(aa)(m)(w)	Consumer Discretionary Distribution & Retail	SF+375	0.5%	2/26/29		1.4	1.4	1.4
Caldic BV	(aa)(v)(w)	Consumer Discretionary Distribution & Retail	E+350	0.0%	2/26/29		€0.8	0.9	0.9
Careismatic Brands Inc	(v)	Health Care Equipment & Services	SF+675	1.0%	3/9/25		$11.5	11.5	11.5
Careismatic Brands Inc	(x)	Health Care Equipment & Services	SF+675	1.0%	3/9/25		18.5	18.5	18.5
CFC Underwriting Ltd	(w)(x)	Insurance	SA+500, 0.0% PIK (2.8% Max PIK)	0.0%	5/16/29		£4.7	5.7	5.8
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+575	0.8%	12/1/27		$0.2	0.2	0.2
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28		19.5	19.5	19.7
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF+575	0.8%	12/1/27		0.8	0.8	0.8
Civica Group Ltd	(v)(w)	Software & Services	SA+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30		£17.7	21.8	22.1
Civica Group Ltd	(v)(w)	Software & Services	BW+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	A$	1.0	0.6	0.7
Civica Group Ltd	(w)(x)	Software & Services	SA+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30		£7.5	9.6	9.4
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26		$225.5	221.1	225.5
Clarience Technologies LLC	(x)	Capital Goods	SF+625	1.0%	12/13/24		25.4	25.4	25.4
Community Brands Inc	(v)	Software & Services	SF+550	0.8%	2/24/28		32.4	31.9	31.9
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28		3.9	3.8	3.8
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28		1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+775	1.0%	9/27/25		15.1	14.6	15.1
Corsearch Intermediate Inc	(m)(v)	Software & Services	SF+550	1.0%	4/19/28		30.1	28.7	29.9
CSafe Global	(v)	Transportation	SF+625	0.8%	12/23/26		7.0	7.0	6.9
CSafe Global	(f)(i)(k)(m)(t)(v)	Transportation	SF+625	1.0%	12/23/27		184.9	180.5	184.2
CSafe Global	(v)	Transportation	SF+625	1.0%	12/23/27		£26.9	35.6	34.1
CSafe Global	(m)(v)	Transportation	SF+625	1.0%	8/13/28		11.7	11.7	11.6
CSafe Global	(x)	Transportation	SF+625	0.8%	12/23/26		27.9	27.9	27.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Dental Care Alliance Inc	(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	$98.7	$96.2	$97.7
Dental Care Alliance Inc	(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	12.1	12.1	12.0
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28	€23.1	22.6	25.3
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28	2.4	2.3	2.4
DOXA Insurance Holdings LLC	(v)	Insurance	SF+550	0.8%	12/31/30	$15.3	15.2	15.2
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/20/29	3.3	3.3	3.3
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/31/30	14.6	14.6	14.4
Element Materials Technology Group US Holdings Inc	(aa)(m)(w)	Commercial & Professional Services	SF+425	0.5%	7/6/29	1.4	1.4	1.4
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29	€0.3	0.4	0.4
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508	0.8%	12/20/28	$19.6	19.3	19.6
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508, 0.0% PIK (2.3% Max PIK)	0.8%	12/20/28	65.1	64.2	65.1
Envirotainer Ltd	(w)(x)	Transportation	E+575, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.7
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	$1.5	1.5	1.4
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	2.3	2.3	2.3
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	0.9	0.9	0.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	0.8	0.8	0.8
Follett Software Co	(f)(k)(t)	Software & Services	SF+575	0.8%	8/31/28	72.9	72.4	72.8
Follett Software Co	(x)	Software & Services	SF+575	0.8%	8/31/27	9.9	9.9	9.8
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	69.6	67.1	69.6
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+600	0.8%	10/29/28	54.2	53.5	54.2
Foundation Risk Partners Corp	(x)	Insurance	SF+600	0.8%	10/29/27	7.0	6.9	7.0
Foundation Risk Partners Corp	(x)	Insurance	SF+550	0.8%	10/29/28	18.5	18.5	18.2
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	87.1	87.1	86.4
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+550	1.0%	11/30/26	18.6	18.5	18.1
Galway Partners Holdings LLC	(k)(m)(t)(v)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	86.5	85.3	85.7
Galway Partners Holdings LLC	(x)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.8	11.8
General Datatech LP	(f)(k)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27	131.6	130.7	128.5
Gigamon Inc	(i)(v)	Software & Services	SF+575	1.0%	3/9/29	106.1	105.4	105.6
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	9.3
Gracent LLC	(ad)(v)	Health Care Equipment & Services	SF+1,200 PIK (SF+1,200 Max PIK)	1.0%	2/28/27	28.3	24.7	24.5
Greystone Equity Member Corp	(v)(w)	Financial Services	SF+725	3.8%	4/1/26	194.8	187.5	194.8
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/24	6.8	6.7	6.8
Heniff Transportation Systems LLC	(f)(k)(m)(v)	Transportation	SF+575	1.0%	12/3/26	94.3	89.3	94.3
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/24	11.0	11.0	11.0
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	94.5	91.2	95.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+550	1.0%	11/24/28		$10.3	$10.2	$10.2
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+550	1.0%	11/24/28		6.9	6.6	6.8
Highgate Hotels Inc	(v)	Consumer Services	SF+550	1.0%	11/5/29		34.0	33.6	33.6
Highgate Hotels Inc	(x)	Consumer Services	SF+550	1.0%	11/5/29		4.2	4.2	4.2
HKA	(m)(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		4.6	4.5	4.4
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		35.8	35.8	35.8
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		1.0	1.0	1.0
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		1.0	1.0	1.0
Individual FoodService	(v)	Capital Goods	SF+600	1.0%	10/31/29		71.3	69.9	69.9
Individual FoodService	(x)	Capital Goods	SF+600	1.0%	10/31/29		5.8	5.8	5.7
Individual FoodService	(x)	Capital Goods	SF+600	1.0%	10/31/29		5.9	5.9	5.8
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€71.2	82.3	75.4
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€17.6	20.6	18.7
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$20.9	20.9	21.4
iNova Pharmaceuticals (Australia) Pty Limited	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	0.9	0.5	0.6
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28		2.6	1.7	1.6
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$176.4	175.1	176.4
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/27		21.1	21.1	21.1
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/28		26.8	26.8	26.8
Integrity Marketing Group LLC	(v)	Insurance	SF+600	0.8%	8/27/26		0.2	0.2	0.2
Integrity Marketing Group LLC	(v)	Insurance	SF+602	0.8%	8/27/26		98.4	98.4	98.2
Integrity Marketing Group LLC	(x)	Insurance	SF+600	0.8%	8/27/26		2.3	2.3	2.3
Integrity Marketing Group LLC	(x)	Insurance	SF+650	1.0%	8/27/26		0.1	0.1	0.1
J S Held LLC	(f)(i)(v)	Insurance	SF+550	1.0%	7/1/25		86.0	85.2	85.4
J S Held LLC	(v)	Insurance	SF+550	1.0%	7/1/25		5.1	5.0	5.0
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25		63.2	63.2	62.8
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		9.0	9.0	9.0
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		2.5	2.5	2.5
Karman Space Inc	(v)	Capital Goods	SF+700	2.0%	12/21/25		49.8	48.2	49.8
Karman Space Inc	(v)	Capital Goods	SF+700	2.0%	12/21/25		5.5	5.4	5.5
Karman Space Inc	(v)	Capital Goods	SF+700	1.0%	12/21/25		36.1	35.7	36.1
Kellermeyer Bergensons Services LLC	(m)(s)(v)	Commercial & Professional Services	SF+600	1.0%	11/7/26		165.7	160.6	165.7
Kellermeyer Bergensons Services LLC	(m)(s)(v)(y)(z)	Commercial & Professional Services	SF+100, 7.0% PIK (7.0% Max PIK)	0.8%	11/7/26		200.4	197.6	135.3
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30		€7.8	8.0	8.4
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30		0.6	0.7	0.6
Lakefield Veterinary Group	(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		$37.7	37.7	36.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lakefield Veterinary Group	(f)(i)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28	$80.4	$79.8	$78.5
Lakeview Farms Inc	(k)(m)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27	30.9	29.6	30.8
Lakeview Farms Inc	(m)(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27	36.9	36.9	36.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27	6.8	6.8	6.8
Lazer Logistics Inc	(v)	Transportation	SF+625	0.8%	5/6/30	18.2	18.0	18.5
Lazer Logistics Inc	(f)(v)	Transportation	SF+550	0.8%	5/6/30	3.3	3.3	3.3
Lazer Logistics Inc	(x)	Transportation	SF+625	0.8%	5/4/29	1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF+550	0.8%	5/6/30	8.6	8.6	8.4
Lexitas Inc	(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29	2.9	2.9	2.9
Lexitas Inc	(i)(k)(m)(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29	116.8	114.2	118.6
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29	5.5	5.5	5.5
Lionbridge Technologies Inc	(f)(i)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	109.5	107.1	109.5
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	100.6	99.4	99.8
Lipari Foods LLC	(x)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	15.0	15.0	14.9
Lloyd's Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+600, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	£11.3	14.3	14.1
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	3.7	5.7	5.6
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	$18.3	18.1	18.3
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	5.1	5.1	5.1
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+600	0.8%	11/21/29	0.5	0.5	0.5
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+600	0.8%	11/21/29	12.9	12.9	12.8
MB2 Dental Solutions LLC	(k)(m)(t)(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	220.2	214.8	220.2
Medallia Inc	(m)(v)	Software & Services	SF+250, 4.0% PIK (4.0% Max PIK)	0.8%	10/29/28	217.0	215.2	216.1
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+600	1.0%	9/15/27	69.1	68.7	69.1
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	11.4	11.4	11.4
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(m)(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	114.6	106.5	68.9
Miami Beach Medical Group LLC	(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	19.0	17.5	11.4
Misys Ltd	(v)(w)	Software & Services	SF+725	1.0%	9/13/29	0.4	0.4	0.4
Misys Ltd	(w)(x)	Software & Services	SF+725	1.0%	9/13/29	1.1	1.1	1.1
Motion Recruitment Partners LLC	(f)(i)(t)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	114.5	112.1	111.3
NBG Home	(v)(y)	Consumer Durables & Apparel			3/31/24	10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	3/31/24	32.7	30.7	9.8
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	44.3	38.7	—
NCI Inc	(ad)(v)	Software & Services	SF+750 PIK (SF+750 Max PIK)	1.0%	8/15/28	32.2	32.4	32.2
Net Documents	(v)	Software & Services	SF+625	1.0%	7/2/27	33.0	32.8	33.0
Net Documents	(v)	Software & Services	SF+625	1.0%	7/2/27	1.5	1.5	1.5
Net Documents	(x)	Software & Services	SF+625	1.0%	7/2/27	1.5	1.5	1.5
New Era Technology Inc	(i)(k)	Software & Services	SF+625	1.0%	10/31/26	25.2	24.5	24.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
New Era Technology Inc	(x)	Software & Services	SF+625	1.0%	10/31/26	$4.7	$4.7	$4.6
NovaTaste Austria GmbH	(v)(w)	Food, Beverage & Tobacco	E+700	0.0%	5/30/30	€4.0	4.1	4.3
NovaTaste Austria GmbH	(w)(x)	Food, Beverage & Tobacco	E+700	0.0%	5/30/30	4.7	4.9	4.9
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	5.7	5.6	5.6
Omnimax International Inc	(f)(i)(k)(m)(v)	Capital Goods	SF+800	1.0%	10/8/26	121.2	117.3	120.3
One Call Care Management Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	4/22/27	4.9	4.7	4.2
Oxford Global Resources LLC	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	93.9	93.3	94.8
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	8.0	8.0	8.1
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	7.6	7.6	7.6
Parts Town LLC	(m)(v)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28	74.5	74.0	74.3
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	1.3	1.3	1.3
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	69.2	68.5	68.7
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	3.0	3.0	2.9
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	20.5	20.5	20.3
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	SF+575	1.0%	7/12/27	93.2	92.5	92.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	95.5	94.3	98.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	165.3	162.7	168.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+550 PIK (SF+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
PSKW LLC (dba ConnectiveRx)	(i)(k)(m)(s)(t)(v)	Health Care Equipment & Services	SF+625	1.0%	3/9/26	242.8	237.9	242.8
Pure Fishing Inc	(v)	Consumer Durables & Apparel	SF+450	0.0%	12/22/25	33.4	33.0	30.0
Radwell International LLC/PA	(v)	Capital Goods	SF+675	0.8%	4/1/28	1.4	1.4	1.4
Radwell International LLC/PA	(m)	Capital Goods	SF+653	0.8%	4/1/29	1.0	1.0	1.0
Radwell International LLC/PA	(i)(k)	Capital Goods	SF+675	0.8%	4/1/29	66.4	66.4	67.7
Radwell International LLC/PA	(x)	Capital Goods	SF+675	0.8%	4/1/28	5.5	5.5	5.5
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF+625, 0.0% PIK (6.3% Max PIK)	0.0%	2/28/26	44.0	42.7	0.4
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF+625	0.0%	3/2/26	44.0	42.2	39.7
Revere Superior Holdings Inc	(m)(v)	Software & Services	SF+550	1.0%	9/30/26	33.1	32.7	33.1
Revere Superior Holdings Inc	(x)	Software & Services	SF+575	1.0%	9/30/26	3.2	3.2	3.2
Rise Baking Company	(k)(m)(v)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	28.3	27.8	28.3
Rise Baking Company	(x)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	5.3	5.2	5.3
RSC Insurance Brokerage Inc	(i)(k)(v)	Insurance	SF+550	0.8%	11/1/29	187.2	183.4	186.5
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	11/1/29	7.7	7.6	7.7
Safe-Guard Products International LLC	(f)	Financial Services	SF+550	0.5%	1/27/27	0.1	0.1	0.1
SAMBA Safety Inc	(m)	Software & Services	SF+525	1.0%	9/1/27	6.0	6.0	6.0
SAMBA Safety Inc	(v)	Software & Services	SF+525	1.0%	9/1/27	1.8	1.8	1.8
SAMBA Safety Inc	(x)	Software & Services	SF+525	1.0%	9/1/27	0.6	0.6	0.6
SavATree LLC	(v)	Consumer Services	SF+525	0.8%	10/12/28	9.4	9.4	9.3
SavATree LLC	(v)	Consumer Services	SF+525	0.8%	10/12/28	0.4	0.3	0.4
SavATree LLC	(x)	Consumer Services	SF+525	0.8%	10/12/28	6.0	6.0	5.9
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25	57.2	8.9	0.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Shaw Development LLC	(v)	Capital Goods	SF+600	0.5%	10/30/29		$28.8	$28.5	$28.6
Shaw Development LLC	(x)	Capital Goods	SF+600	0.5%	10/30/29		3.4	3.4	3.4
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF+550	1.0%	12/22/27		28.2	28.0	28.2
Solina France SASU	(m)(v)(w)	Food, Beverage & Tobacco	SF+650	0.0%	7/28/28		19.5	19.0	19.7
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	SF+550	0.8%	3/17/26		29.6	28.4	29.5
Source Code LLC	(k)(t)(v)	Software & Services	SF+650	1.0%	6/30/27		56.0	55.3	56.0
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27		57.4	55.6	57.4
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		16.5	16.5	16.5
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		7.9	7.9	7.9
Spotless Brands LLC	(v)	Consumer Services	SF+650	1.0%	7/25/28		12.4	12.1	12.4
Spotless Brands LLC	(x)	Consumer Services	SF+675	1.0%	7/25/28		18.7	18.4	19.0
Summit Interconnect Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		135.4	134.5	125.3
Sweeping Corp of America Inc	(m)(v)(y)(z)	Commercial & Professional Services	SF+575	1.0%	11/30/26		71.5	69.8	53.1
Sweeping Corp of America Inc	(v)(y)(z)	Commercial & Professional Services	SF+575	1.0%	11/30/26		5.6	5.5	4.1
Sweeping Corp of America Inc	(x)(y)(z)	Commercial & Professional Services	SF+575	1.0%	11/30/26		0.1	0.1	0.1
Tangoe LLC	(m)(s)(v)	Software & Services	SF+650	1.0%	11/28/25		179.5	169.1	155.4
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		9.8	8.4	0.0
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	19.0	21.9
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components			4/4/24		39.8	40.1	4.3
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	4/30/24		$46.0	45.9	44.0
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	4/30/24		45.8	45.7	43.8
TIBCO Software Inc	(aa)(v)	Software & Services	SF+450	0.5%	3/30/29		15.1	13.9	14.7
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		45.1	44.4	42.1
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		7.1	7.1	6.7
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.6	14.4	14.1
Time Manufacturing Co	(x)	Capital Goods	SF+650	0.8%	12/1/27		$15.0	15.0	14.0
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.7	33.0
Transaction Services Group Ltd	(f)(i)(v)(w)	Software & Services	SF+550	0.0%	10/14/26		$126.2	123.7	126.2
Trescal SA	(v)(w)	Commercial & Professional Services	E+650	0.0%	5/2/30		€9.6	10.4	10.5
Trescal SA	(v)(w)	Commercial & Professional Services	SF+650	0.5%	5/2/30		$8.6	8.4	8.5
Trescal SA	(w)(x)	Commercial & Professional Services	E+650	0.0%	5/2/30		€2.8	3.1	3.1
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF+350	0.5%	8/6/29		$1.8	1.7	1.7
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	E+325	0.0%	8/6/29		€1.4	1.6	1.5
Version1 Software Ltd	(v)(w)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€1.1	1.1	1.2
Version1 Software Ltd	(v)(w)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£1.1	1.3	1.4
Version1 Software Ltd	(w)(x)	Software & Services	E+625	0.0%	7/31/30		€13.7	14.8	14.3
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		$68.3	67.7	68.0
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29		6.7	6.6	6.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+600	0.8%	8/31/29	$8.4	$8.4	$8.5
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(v)	Household & Personal Products	SF+625	1.0%	9/21/26	5.3	5.3	5.1
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)(i)(k)(m)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26	116.4	112.6	113.4
Warren Resources Inc	(ad)(v)	Energy	SF+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	18.8	18.5	18.8
Wealth Enhancement Group LLC	(v)(w)	Financial Services	SF+575	1.0%	10/4/27	5.3	5.2	5.3
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+575	1.0%	10/4/27	0.9	0.9	0.9
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+575	1.0%	10/29/27	2.1	2.1	2.1
Wittur Holding GmbH	(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		12/31/28	€1.6	1.7	1.7
Wittur Holding GmbH	(w)(x)	Capital Goods	10.0% PIK (10.0% Max PIK)		12/31/28	19.6	21.4	21.4
Woolpert Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	4/5/28	$157.9	152.8	157.9
Woolpert Inc	(x)	Capital Goods	SF+600	1.0%	4/5/28	3.7	3.7	3.7
Worldwise Inc	(v)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	40.9	40.8	37.5
Worldwise Inc	(v)	Household & Personal Products	SF+675, 0.0% PIK (0.5% Max PIK)	1.0%	3/29/28	5.7	5.7	5.2
Worldwise Inc	(x)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	28.0	28.0	25.7
Worldwise Inc	(x)	Household & Personal Products	SF+675, 0.0% PIK (0.5% Max PIK)	1.0%	3/29/28	8.5	8.5	7.8
Zendesk Inc	(m)(v)	Software & Services	SF+350, 3.5% PIK (3.5% Max PIK)	0.8%	11/22/28	59.6	59.1	59.5
Zendesk Inc	(x)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	6.0	6.0	6.0
Zendesk Inc	(x)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	14.5	14.4	14.5
Total Senior Secured Loans—First Lien							9,697.2	9,336.2
Unfunded Loan Commitments							(807.1)	(807.1)
Net Senior Secured Loans—First Lien							8,890.1	8,529.1

Senior Secured Loans—Second Lien—15.9%
Apex Group Limited	(v)(w)	Financial Services	SF+675	0.5%	7/27/29	55.0	54.1	53.9
Belk Inc	(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	10.0% PIK (10.0% Max PIK)		7/31/25	31.2	4.2	—
Caldic BV	(v)(w)	Consumer Discretionary Distribution & Retail	SF+725	0.5%	2/25/30	40.0	39.1	39.6
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/26	13.6	13.1	9.0
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.4	42.8
Ellucian Inc	(v)	Software & Services	SF+800	1.0%	10/9/28	179.2	171.9	181.0
Miami Beach Medical Group LLC	(v)(y)	Health Care Equipment & Services			6/14/28	5.6	3.6	—
OEConnection LLC	(v)	Software & Services	SF+700	0.5%	9/25/27	76.1	75.8	75.7
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	175.0	167.1	175.0
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	129.8	124.8	129.5
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/11/27	6.5	6.5	6.5
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/19/27	6.8	6.8	6.8
Solera LLC	(v)	Software & Services	SF+900	1.0%	6/4/29	335.9	322.1	335.9
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	4.1	3.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.0	2.6
Wittur Holding GmbH	(v)(w)(y)(z)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	10/4/27	114.5	122.5	31.0
Total Senior Secured Loans—Second Lien							1,161.1	1,092.8
Unfunded Loan Commitments							(3.0)	(3.0)
Net Senior Secured Loans—Second Lien							1,158.1	1,089.8

Other Senior Secured Debt—1.5%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/31/24	$65.1	2.7	0.7
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.9	77.1
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	27.8	26.3	20.6
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	0.7	0.6	0.7
Total Other Senior Secured Debt							105.5	99.1

Subordinated Debt—4.7%
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	13.3	13.0	13.0
Apex Service Partners LLC	(x)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	6.5	6.5	6.3
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	1.0	1.0	1.0
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	32.9	19.5	32.9
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	77.5	76.3	74.1
Encora Digital LLC	(v)	Commercial & Professional Services	9.8% PIK (9.8% Max PIK)		12/13/29	26.2	25.6	25.1
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	5/24/24	6.3	6.3	6.4
Miami Beach Medical Group LLC	(x)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	5/24/24	20.0	20.0	20.2
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	11.0	8.9	10.4
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	43.6	32.0	36.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.2	61.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	66.1	64.5	62.7
Total Subordinated Debt							334.8	349.1
Unfunded Loan Commitments							(26.5)	(26.5)
Net Subordinated Debt							308.3	322.6

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—30.3%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				8,516,891	$14.0	$—
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$60.6	59.0	52.7
Abacus JV, Private Equity	(ad)(v)(w)	Insurance				47,045,141	46.1	48.5
Accelerator Investments Aggregator LP, Private Equity	(ac)(v)(w)(y)	Financial Services				2,778,491	3.2	2.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Altavair AirFinance, Private Equity	(ac)(v)(w)	Capital Goods					128,878,615	$129.9	$133.9
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF+1,000	0.0%	1/12/30		$4.9	4.9	4.8
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF+1,000	0.0%	1/12/30		$4.9	4.9	4.8
Australis Maritime II, Private Equity	(ad)(v)(w)(y)	Transportation					10,877,686	10.9	12.2
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation					35,450,153	35.4	35.8
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					37,850,611	37.9	38.8
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services					444,962,569	49.9	42.9
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR+925	0.0%	1/27/34	SEK	15.0	1.3	1.5
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	22.0%		11/8/27		$9.0	9.0	9.0
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$70.0	70.0	70.0
Bausch Health Cos Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$50.0	50.0	50.0
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components					54,407	—	—
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26		5,000,000	5.0	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF+900	1.0%	11/3/25		$125.0	121.0	126.0
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF+900	1.0%	11/3/25		$12.0	12.0	12.1
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF+900	1.0%	11/3/25		$36.1	36.1	36.4
Capital Automotive LP, Private Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)					21,190,090	23.2	32.4
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28		41.5	40.9	41.5
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$14.1	14.1	14.1
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26		$1.8	1.3	1.3
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€2.0	2.1	2.3
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$5.9	5.9	5.9
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26		$2.2	1.7	1.8
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€2.0	2.1	2.0
Drive Revel, Private Equity	(v)(w)(y)	Financial Services					1,853,796	2.0	2.2
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services					149,494,590	69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28		$494.5	309.4	256.5
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25		$18.7	15.6	18.7
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25		$13.7	11.2	13.7
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26		$1.6	1.3	1.6
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services					3,839,633	4.4	4.5
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services					7,193,212	7.2	6.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				32,850,984	$32.9	$34.5
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				4,471,509	4.4	4.2
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0% PIK (11.0% Max PIK)		3/20/30	$11.4	11.4	11.4
Jet Edge International LLC, Structured Mezzanine	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$46.0	46.0	46.9
Jet Edge International LLC, Structured Mezzanine	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	$0.7	$0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			99,700,000	98.9	99.7
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods				63,265,438	63.3	65.6
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26	$39.1	39.1	15.3
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment				89,492,619	89.6	99.9
KKR Residential Opportunities I LLC, Private Equity	(v)	Real Estate Management & Development				6,285,920	6.3	7.3
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services				9,221,222	9.2	8.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)(y)	Capital Goods				11,976,417	11.3	11.8
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				81,136,364	81.1	78.8
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services	2.0%		1/25/27	$8.3	2.4	2.2
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate Management & Development	10.0%		4/1/26	$42.6	42.6	40.9
Optio Invest, Private Equity	(v)(w)(y)	Financial Services				810,922	1.0	1.0
PayPal Europe Sarl et Cie SCA, Private Equity	(v)(w)(y)	Financial Services				55,605,051	59.8	59.6
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	7.3	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$58.9	57.2	33.1
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Financial Services				220,778,388	236.5	241.0
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.4	2.7
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Financial Services				23,500,000	23.5	24.4
SunPower Financial, Private Equity	(v)(w)(y)	Financial Services				3,690,938	3.7	4.5
Synovus Financial Corp, Private Equity	(v)(w)	Banks				8,345,434	8.3	8.4
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£33.1	41.6	42.1
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£10.3	13.0	12.9
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services	8.0%			£21.7	26.3	27.8
TDC LLP, Private Equity	(ad)(v)(w)	Financial Services				1,576,060	2.0	2.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Vehicle Secured Funding Trust, Private Equity	(v)(w)(y)	Financial Services				94,927,993	$94.9	$94.9
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$21.8	21.8	21.8
Weber-Stephen Products LLC, Revolver	(w)(x)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$44.9	44.9	44.9
Total Asset Based Finance							2,396.4	2,236.6
Unfunded Asset Based Finance Commitments							(159.3)	(159.3)
Net Asset Based Finance							2,237.1	2,077.3

Credit Opportunities Partners JV, LLC—20.4%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC				1,637.3	1,571.7	1,396.9
Total Credit Opportunities Partners JV, LLC							1,571.7	1,396.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—16.6%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.6
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	4.5
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	50.0
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	1.8
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	8.8
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF+950 PIK (SF+950 Max PIK)	1.0%	4/30/31	15,000,000	14.1	12.5
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(p)(y)	Energy				866,071	19.4	22.9
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.7
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493	262.2	252.6
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	2.5
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	0.8
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				5,578	9.9	25.9
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				6,044,502	4.9	11.2
Bowery Farming Inc, Common Stock	(v)(y)	Food, Beverage & Tobacco				1,058,391	10.0	3.1
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	161,828	—	0.1
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	1,058,391	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	6.3
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	3.6
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	$0.7	$—
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
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2023, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.59%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 3.91%, Canadian Dollar Offer Rate, or CDOR “C”, was 5.45%, the Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.41%, the Reykjavik Interbank Offered Rate, or REIBOR or “R”, was 9.91%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 4.05%, the Sterling Overnight Index Average, or SONIA or “SA”, was 5.21%, the Secured Overnight Financing Rate, or SOFR or “SF”, was 5.33%, and the U.S. Prime Lending Rate, or Prime or “P”, was 8.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the fair value of the underlying investment.
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
(ab)Position or portion thereof unsettled as of December 31, 2023.
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Altavair AirFinance, Private Equity(4)	$—	$141.2	$(11.3)	$—	$4.0	$133.9	$—	$—	$—	$27.9
Accelerator Investments Aggregator LP, Private Equity4)	—	4.5	(1.2)	(0.1)	(0.7)	2.5	—	—	—	—
Home Partners JV 2, Structured Mezzanine	10.2	1.2	—	—	—	11.4	—	1.1	—	—
Home Partners JV 2, Private Equity	0.2	—	—	—	—	0.2	—	—	—	—
Home Partners JV 2, Private Equity	5.0	—	—	—	(0.8)	4.2	—	—	—	—
Equity/Other
Affordable Care Inc, Preferred Stock	49.9	—	—	—	0.1	50.0	—	5.5	—	—
athenahealth Inc, Preferred Stock	231.2	—	—	—	21.4	252.6	—	29.2	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	4.8	—	(5.2)	1.0	10.6	11.2	—	—	—	—
Constellis Holdings LLC, Private Equity	6.3	—	—	—	(6.3)	—	—	—	—	—
Fronton BV, Common Stock	1.0	—	—	—	0.8	1.8	—	—	—	—
Galaxy Universal LLC, Common Stock(4)	—	35.4	—	—	(34.9)	0.5	—	—	—	—
Galaxy Universal LLC, Trade Claim(4)	—	4.6	(2.1)	—	(1.5)	1.0	—	—	—	—
Galaxy Universal LLC, Preferred Stock	—	4.0	—	—	1.5	5.5	—	0.1	—	—
One Call Care Management Inc, Preferred Stock A(4)	—	22.8	—	—	(4.3)	18.5	—	—	—	—
One Call Care Management Inc, Common Stock(4)	—	2.1	—	—	(0.2)	1.9	—	—	—	—
One Call Care Management Inc, Preferred Stock B(4)	—	8.0	—	—	(0.3)	7.7	—	0.7	—	—
Proserv Acquisition LLC, Class A Common Units	1.1	—	—	—	2.4	3.5	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ThermaSys Corp, Preferred Stock	—	—	(0.2)	(1.5)	1.7	—	—	—	—	—
Total	$443.4	$388.0	$(74.2)	$(21.2)	$9.4	$745.4	$25.2	$39.4	$1.3	$27.9
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
(3)Interest, PIK, fee and dividend income presented for the full year ended December 31, 2023.
(4)The Company held this investment as of December 31, 2022 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2022. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2023, the Company held investments in one portfolio company of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2023, the Company disposed of investments in one portfolio of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2023:

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	$3.9	$—	$(40.1)	$—	$36.2	$—	$—	$—	$—	$—
ATX Networks Corp	40.6	27.9	(3.4)	—	—	65.1	7.6	—	3.8	—
Gracent LLC	—	52.0	(23.1)	(4.2)	(0.2)	24.5	0.4	2.3	—	—
HM Dunn Co Inc	35.6	1.0	(0.8)	—	—	35.8	2.9	1.1	—	—
HM Dunn Co Inc	—	1.0	—	—	—	1.0	0.1	—	—	—
NCI Inc	28.1	3.4	0.3	—	0.4	32.2	—	3.5	—	—
Production Resource Group LLC	152.5	20.0	(1.2)	—	(2.7)	168.6	23.8	8.5	—	—
Production Resource Group LLC	0.1	—	—	—	—	0.1	—	—	—	—
Production Resource Group LLC	68.1	3.5	(6.4)	0.1	(1.7)	63.6	9.6	1.9	—	—
Production Resource Group LLC	31.3	4.5	(1.6)	—	0.6	34.8	3.6	1.1	—	—
Warren Resources Inc	18.6	0.7	—	—	(0.5)	18.8	3.1	0.2	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	—	6.5	—	—	—	6.5	—	0.3	—	—
Quoizel, LLC	—	6.8	—	—	—	6.8	—	0.4	—	—
Other Senior Secured Debt
JW Aluminum Co	78.1	0.2	—	—	(1.2)	77.1	8.0	—	—	—
Subordinated Debt
ATX Networks Corp	21.9	11.1	—	—	(0.1)	32.9	—	3.7	—	—
Hilding Anders	—	—	—	(99.4)	99.4	—	—	—	—	—
Hilding Anders	—	—	—	—	—	—	(0.3)	—	—	—
Hilding Anders	—	—	—	(26.9)	26.9	—	(0.1)	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	58.9	2.0	—	—	(8.2)	52.7	4.2	1.8	—	—
801 5th Ave, Seattle, Private Equity	6.3	—	—	—	(6.3)	—	—	—	—	—
Abacus JV, Private Equity(4)	—	48.2	(2.2)	0.1	2.4	48.5	—	—	—	7.4
Avenue One PropCo, Private Equity	31.0	7.8	—	—	—	38.8	—	—	—	—
Australis Maritime, Common Stock(4)	—	53.2	(19.1)	1.3	0.4	35.8	—	—	—	5.9
Australis Maritime II, Private Equity	—	10.9	—	—	1.3	12.2	—	—	—	—
Avida Holding AB, Common Stock	42.6	5.3	—	—	(5.0)	42.9	—	—	—	—
Avida Holding AB, Subordinated Bond	—	1.3	—	—	0.2	1.5	—	—	—	—
Capital Automotive LP, Private Equity(4)	—	23.7	(0.5)	—	9.2	32.4	—	—	—	3.8
Capital Automotive LP, Structured Mezzanine(4)	—	41.8	(0.9)	—	0.6	41.5	4.7	—	—	—
Kilter Finance, Preferred Stock	99.5	0.3	—	—	(0.1)	99.7	15.0	—	—	—
Kilter Finance, Private Equity	0.5	—	—	—	—	0.5	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
KKR Altitude II Offshore Aggregator LP, Partnership Interest	$44.4	$19.5	$(0.6)	$—	$2.3	$65.6	$—	$—	$—	$1.9
KKR Central Park Leasing Aggregator L.P., Partnership Interest(4)	—	39.1	—	—	(23.8)	15.3	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest(4)	—	89.6	—	—	10.3	99.9	—	—	—	4.3
KKR Rocket Loans Aggregator LLC, Partnership Interest	4.3	9.9	(5.0)	—	(0.9)	8.3	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest(4)	—	23.0	(11.7)	—	0.5	11.8	—	—	—	—
My Community Homes PropCo 2, Private Equity	79.0	—	(3.2)	—	3.0	78.8	—	—	—	—
Prime ST LLC, Private Equity	—	—	(0.1)	—	0.1	—	—	—	—	—
Prime ST LLC, Structured Mezzanine	43.5	3.5	—	—	(13.9)	33.1	3.0	3.3	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	261.2	0.1	—	—	(20.3)	241.0	—	—	—	14.5
TDC LLP, Preferred Equity	—	26.3	—	—	1.5	27.8	1.5	—	—	—
TDC LLP, Preferred Equity	—	2.0	—	—	—	2.0	—	—	—	0.1
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,428.3	—	—	—	(31.4)	1,396.9	—	—	—	228.1
Equity/Other
Amtek Global Technology Pte Ltd, Common Stock	—	—	—	—	—	—	—	—	—	—
Amtek Global Technology Pte Ltd, Ordinary Shares	—	—	—	(30.7)	30.7	—	—	—	—	—
Amtek Global Technology Pte Ltd, Private Equity	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Common Stock	29.2	8.2	—	—	(11.5)	25.9	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	5.0	—	—	—	(2.5)	2.5	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	9.0	—	—	—	(8.2)	0.8	—	—	—	—
Gracent LLC, Preferred Stock A	—	8.0	—	—	(8.0)	—	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	—	8.2	—	—	(4.4)	3.8	—	—	—	—
Hilding Anders, Class A Common Stock	—	—	—	(0.1)	0.1	—	—	—	—	—
Hilding Anders, Class B Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Class C Common Stock	—	—	—	—	—	—	—	—	—	—
Hilding Anders, Equity Options	—	—	—	(15.0)	15.0	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	16.9	—	—	—	8.2	25.1	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.4	—	—	—	0.1	2.5	—	—	—	—
JW Aluminum Co, Preferred Stock	112.5	18.6	(4.2)	—	21.8	148.7	—	16.4	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	20.2	—	—	—	(0.5)	19.7	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	105.7	—	—	—	15.0	120.7	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2022	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2023	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Quoizel, LLC, Common Stock	$—	$8.3	$—	$—	$1.9	$10.2	$—	$—	$—	$—
Quorum Health Corp, Trade Claim(4)	—	0.7	—	—	0.2	0.9	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units(4)	—	0.2	—	—	(0.1)	0.1	—	—	—	—
Quorum Health Corp, Private Equity	—	0.9	—	—	6.8	7.7	—	—	—	—
Warren Resources Inc, Common Stock	29.2	—	—	—	(16.9)	12.3	—	—	—	—
Total	$2,908.4	$599.2	$(123.8)	$(174.8)	$126.7	$3,335.7	$87.1	$44.5	$3.8	$266.0
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
(3)Interest, PIK, fee and dividend income presented for the full year ended December 31, 2023.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2024. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
The Company is externally managed by FS/KKR Advisor, LLC, or the Adviser, pursuant to an investment advisory agreement, dated as of June 16, 2021, or the investment advisory agreement. Prior to entering into the investment advisory agreement, the Company was a party to an investment advisory agreement, dated as of December 20, 2018, with the Adviser, or the prior investment advisory agreement, which remained in effect until June 16, 2021.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Reclassifications: Certain amounts in the unaudited consolidated financial statements as of and for the three months ended March 31, 2023 and the audited consolidated financial statements as of and for the year ended December 31, 2023 may have been reclassified to conform to the classifications used to prepare the unaudited consolidated financial statements as of and for the three months ended March 31, 2024.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the three months ended March 31, 2024 and 2023, the Company recognized $12 and $2, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
	Shares	Amount	Shares	Amount
Share Repurchase Program	—	—	(1,665,317)	$(32)
Net Proceeds from Share Transactions	—	—	(1,665,317)	$(32)
During the three months ended March 31, 2024, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 784,075 shares of common stock in the open market at an average price per share of $20.67 (totaling $16) pursuant to the DRP, and distributed such shares to participants in the DRP. During the three months ended March 31, 2023, the administrator for the DRP purchased 761,191 shares of common stock in the open market at an average price per share of $18.20 (totaling $14) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from April 1, 2024 to April 30, 2024, the administrator for the DRP purchased 790,561 shares of common stock in the open market at an average price per share of $19.20 (totaling $15) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
Share Repurchase Program
On October 31, 2022, the Company's board of directors approved a renewal of the previously approved stock repurchase program. The program provided for aggregate purchases of the Company’s common stock in an amount up to $54, which was the aggregate amount remaining of the $100 amount originally approved by the board of directors. During the three months ended March 31, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of 18.89 (totaling $32). The program has concluded since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.

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
On June 16, 2021, the Company completed its acquisition, or the 2021 Merger, of FSKR pursuant to that certain Agreement and Plan of Merger, or the 2020 Merger Agreement, dated as of November 23, 2020, by and among the Company, FSKR, Rocky Merger Sub, Inc., a former wholly-owned subsidiary of the Company, or Merger Sub, and the Adviser. In connection with the entry into the investment advisory agreement, the Adviser agreed to waive income incentive fees in the amount of $15 per quarter for the first six full fiscal quarters of operations following the closing of the 2021 Merger, commencing on July 1, 2021, for a total waiver of $90. The fee waiver expired on December 31, 2022. In addition, the Adviser has agreed to exclude from the calculation of the subordinated incentive fee on income and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the acquired FSKR investments determined in accordance with Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues as a result of the 2021 Merger.
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
The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2024 and 2023:

			Three Months Ended
Related Party			March 31,
	Source Agreement	Description	2024	2023
The Adviser	Investment advisory agreement	Base Management Fee(1)	$55	$58
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$43	$46
The Adviser	Administration agreement	Administrative Services Expenses(3)	$3	$3
________________
(1)During the three months ended March 31, 2024 and 2023, $56 and $59 in base management fees were paid to the Adviser. As of March 31, 2024, $55 in base management fees were payable to the Adviser.
(2)During the three months ended March 31, 2024 and 2023, $41 and $27, respectively, of subordinated incentive fees on income were paid to the Adviser. As of March 31, 2024, subordinated incentive fees on income of $43 were payable to the Adviser.
(3)During the three months ended March 31, 2024 and 2023, $3 and $3, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.3 for the three months ended March 31, 2024. The Company paid $2 and $2, respectively, in administrative services expenses to the Adviser during the three months ended March 31, 2024 and 2023.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to KKR FS Income Trust and KKR FS Income Trust Select, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2023.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
In September 2022, August 2023, and March 2024, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the sale of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the three months ended March 31, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$0.70	$196
Total	$0.70	$196
Fiscal 2024
March 31, 2024	$0.75	$210
Total	$0.75	$210
On May 2, 2024, the Company’s board of directors declared a regular quarterly cash distribution of $0.70 per share, which will be paid on or about July 2, 2024 to stockholders of record as of the close of business on June 12, 2024. Additionally, the Company's board of directors previously declared special distributions totaling $0.10 per share to be paid in two equal installments by the second calendar quarter of 2024. The first of these two $0.05 per share special distributions was paid on February 28, 2024 to stockholders of record as of the close of business on February 14, 2024. The second $0.05 per share special distribution will be paid on or about May 29, 2024 to stockholders of record as of the close of business on May 15, 2024. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024		2023
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	210	100%	196	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$210	100%	$196	100%
________________
(1)During the three months ended March 31, 2024 and 2023, 89.4% and 87.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.5% and 3.3%, respectively, was attributable to non-cash accretion of discount and 8.1% and 9.2%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2024, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,247. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of March 31, 2024 and December 31, 2023, the Company’s gross unrealized appreciation on a tax basis was $1,246 and $1,282, respectively. As of March 31, 2024 and December 31, 2023, the Company’s gross unrealized depreciation on a tax basis was $2,220 and $2,418, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $15,948 and $16,517 as of March 31, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,727) and $(1,868) as of March 31, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of March 31, 2024, the Company had a deferred tax liability of $4 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $113 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2024, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $113.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	(Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,372	$8,111	57.0%	$8,890	$8,529	58.2%
Senior Secured Loans—Second Lien	983	1,004	7.1%	1,158	1,090	7.5%
Other Senior Secured Debt	159	154	1.1%	106	99	0.7%
Subordinated Debt	327	334	2.3%	308	323	2.2%
Asset Based Finance	2,220	2,079	14.6%	2,237	2,077	14.2%
Credit Opportunities Partners JV, LLC	1,572	1,390	9.8%	1,572	1,397	9.5%
Equity/Other	1,173	1,149	8.1%	1,149	1,134	7.7%
Total	$14,806	$14,221	100.0%	$15,420	$14,649	100.0%
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
As of March 31, 2024, the Company held investments in thirty-one portfolio companies of which it is deemed to “control.” As of March 31, 2024, the Company held investments in eleven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of March 31, 2024 in this quarterly report on Form 10-Q.
As of December 31, 2023, the Company held investments in twenty-seven portfolio companies of which it is deemed to “control.” As of December 31, 2023, the Company held investments in thirteen portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2023 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $1,142.7, unfunded equity/other commitments of $579.3 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV. As of December 31, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $995.1, unfunded equity/other commitments of $616.4 and unfunded commitments of $560.2 to COPJV. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2024 and the Company’s audited consolidated schedule of investments as of December 31, 2023.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2024 and December 31, 2023:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

	March 31, 2024
	(Unaudited)		December 31, 2023
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$4	0.0%
Banks	7	0.1%	8	0.1%
Capital Goods	1,985	14.0%	1,970	13.5%
Commercial & Professional Services	1,961	13.8%	1,826	12.5%
Consumer Discretionary Distribution & Retail	267	1.9%	259	1.8%
Consumer Durables & Apparel	196	1.4%	185	1.3%
Consumer Services	249	1.8%	240	1.6%
Consumer Staples Distribution & Retail	105	0.7%	105	0.7%
Credit Opportunities Partners JV, LLC	1,390	9.8%	1,397	9.5%
Energy	113	0.8%	162	1.1%
Equity Real Estate Investment Trusts (REITs)	293	2.1%	293	2.0%
Financial Services	807	5.7%	986	6.7%
Food, Beverage & Tobacco	157	1.1%	181	1.2%
Health Care Equipment & Services	1,666	11.7%	1,709	11.7%
Household & Personal Products	160	1.1%	166	1.1%
Insurance	831	5.8%	839	5.7%
Materials	230	1.6%	228	1.6%
Media & Entertainment	672	4.7%	717	4.9%
Pharmaceuticals, Biotechnology & Life Sciences	337	2.4%	286	2.0%
Real Estate Management & Development	47	0.3%	79	0.5%
Software & Services	2,351	16.5%	2,472	16.9%
Technology Hardware & Equipment	4	0.0%	4	0.0%
Telecommunication Services	84	0.6%	79	0.5%
Transportation	305	2.1%	454	3.1%
Total	$14,221	100.0%	$14,649	100.0%

Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,440 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of March 31, 2024, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
During the three months ended March 31, 2024, the Company sold investments with a cost of $188.7 for proceeds of $190.0 to COPJV and recognized a net realized gain (loss) of $1.3 in connection with the transactions. As of March 31, 2024, $287.3 of these sales to COPJV are included in the Company’s receivable for investments sold in the consolidated statements of assets and liabilities.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Below is selected balance sheet information for COPJV as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024 (Unaudited)	December 31, 2023
Selected Balance Sheet Information
Total investments, at fair value	$3,403.6	$3,470.8
Cash and other assets	354.2	272.2
Total assets	3,757.8	3,743.0
Debt	1,799.6	1,840.1
Other liabilities	369.2	306.5
Total liabilities	2,168.8	2,146.6
Member's equity	$1,589.0	$1,596.4
Below is selected statement of operations information for COPJV for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Selected Statement of Operations Information
Total investment income	$90.6	$93.1
Expenses
Interest expense	32.4	29.4
Custodian and accounting fees	0.4	0.4
Administrative services	2.4	2.4
Professional services	0.1	0.1
Other	0.2	0.2
Total expenses	35.5	32.5
Net investment income	55.1	60.6
Net realized and unrealized gain (loss)	(2.6)	(33.8)
Net increase in net assets resulting from operations	$52.5	$26.8

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2024 and December 31, 2023:

Derivative Instrument	Statement Location	March 31, 2024 (Unaudited)	December 31, 2023
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$19	$13
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(2)	(4)
Total		$17	$9

Net realized and unrealized gains and losses on derivative instruments recorded by the Company for the three months ended March 31, 2024 and 2023 are in the following locations in the consolidated statements of operations:

		Three Months Ended March 31,
Derivative Instrument	Statement Location	2024	2023
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(0)	$3
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	8	(4)
Total		$8	$(1)

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$19	$(2)	$—	$—	$17
Total	$19	$(2)	$—	$—	$17
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(2)	$2	$—	$—	$—
Total	$(2)	$2	$—	$—	$—

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

	As of December 31, 2023
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
The average notional balance for foreign currency forward contracts during the three months ended March 31, 2024 and 2023 was $177.0 and $219.9, respectively.

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
As of March 31, 2024 and December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2024
Valuation Inputs	(Unaudited)	December 31, 2023
Level 1—Price quotations in active markets	$1	$1
Level 2—Significant other observable inputs	164	178
Level 3—Significant unobservable inputs	12,666	13,073
Investments measured at net asset value(1)	1,390	1,397
	$14,221	$14,649
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2024 and December 31, 2023.
The Company’s board of directors is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. The Company’s board of directors has designated the Adviser with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the three months ended March 31, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$8,429	$1,090	$21	$322	$2,077	$1,134	$13,073
Accretion of discount (amortization of premium)	11	3	—	—	1	—	15
Net realized gain (loss)	(105)	(102)	(3)	—	(4)	(30)	(244)
Net change in unrealized appreciation (depreciation)	97	89	1	(8)	19	(10)	188
Purchases	1,323	51	56	10	345	56	1,841
Paid-in-kind interest	10	—	—	10	2	3	25
Sales and repayments	(1,739)	(127)	—	—	(361)	(5)	(2,232)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,026	$1,004	$75	$334	$2,079	$1,148	$12,666
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$44	$(2)	$(1)	$(8)	$22	$(43)	$12

	For the Three Months Ended March 31, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,124	$874	$22	$264	$1,902	$1,199	$13,385
Accretion of discount (amortization of premium)	11	1	—	—	—	—	12
Net realized gain (loss)	2	(20)	—	—	7	(48)	(59)
Net change in unrealized appreciation (depreciation)	17	2	(2)	—	(17)	71	71
Purchases	235	3	—	10	30	9	287
Paid-in-kind interest	15	—	—	5	3	7	30
Sales and repayments	(234)	(4)	—	—	(147)	(16)	(401)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$9,170	$856	$20	$279	$1,778	$1,222	$13,325
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$17	$(20)	$(2)	$—	$(17)	$21	$(1)

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2024 and December 31, 2023 were as follows:

Type of Investment	Fair Value at March 31, 2024 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,857	Discounted Cash Flow	Discount Rate	5.6% - 27.5% (11.2%)	Decrease
	1,155	Waterfall	EBITDA Multiple	0.4x - 10.3x (7.2x)	Increase
	89	Other(3)
	4	Cost
Subordinated Debt	306	Discounted Cash Flow	Discount Rate	10.7% - 15.5% (12.8%)	Decrease
	28	Waterfall	EBITDA Multiple	0.4x - 8.5x (5.9x)	Increase
Asset Based Finance	1,335	Discounted Cash Flow	Discount Rate	5.7% - 42.4% (11.3%)	Decrease
	612	Waterfall	EBITDA Multiple	1.0x - 1.4x (1.1x)	Increase
	87	Other(3)
	43	Cost
	2	Indicative Dealer Quotes		28.3% - 28.3% (28.3%)	Increase
Equity/Other	609	Waterfall	EBITDA Multiple	0.6x - 14.0x (6.8x)	Increase
	526	Discounted Cash Flow	Discount Rate	5.0% - 21.0% (14.2%)	Decrease
	10	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	75.0% - 75.0% (75.0%)	Decrease
Total	$12,666

Type of Investment	Fair Value at December 31, 2023	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$8,356	Discounted Cash Flow	Discount Rate	6.1% - 25.0% (11.6%)	Decrease
	1,165	Waterfall	EBITDA Multiple	0.6x - 10.8x (8.1x)	Increase
	15	Cost
	4	Other(3)
Subordinated Debt	289	Discounted Cash Flow	Discount Rate	10.7% - 21.0% (13.7%)	Decrease
	33	Waterfall	EBITDA Multiple	7.5x - 7.5x (7.5x)	Increase
Asset Based Finance	1,232	Discounted Cash Flow	Discount Rate	5.9% - 43.2% (11.1%)	Decrease
	616	Waterfall	EBITDA Multiple	1.0x - 1.3x (1.1x)	Increase
	118	Cost
	109	Other(3)
	2	Indicative Dealer Quotes		26.8% - 26.8% (26.8%)	Increase
Equity/Other	603	Waterfall	EBITDA Multiple	0.6x - 14.8x (6.5x)	Increase
	521	Discounted Cash Flow	Discount Rate	5.2% - 21.0% (14.2%)	Decrease
	7	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	75.0% - 75.0% (75.0%)	Decrease
Total	$13,073
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2024, the aggregate amount outstanding of the senior securities issued by the Company was $7,968. As of March 31, 2024, the Company’s asset coverage was 185%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2024 and December 31, 2023. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023. Any significant changes to the Company's financing arrangements during the three months ended March 31, 2024 are discussed below.

	As of March 31, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.75%(1)	$155	$45	May 22, 2027
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	255	—	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.65%(1)	681	69	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.70%(1)	241	59	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,164(5)	3,415(6)	October 31, 2028
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.85% - 3.01%(1)	327	—	January 15, 2031
Total			$7,968	$3,588
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of March 31, 2024, there was $170 term loan outstanding at SOFR+1.90% and $85 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €386 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD4 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.74 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £82 has been converted to U.S dollars at an exchange rate of £1.00 to $1.26 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD36 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.65 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of March 31, 2024, $18 of such letters of credit have been issued.
(7)As of March 31, 2024, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 3.125% notes and the 7.875% was approximately $398, $488, $462, $467, $255, $949, $363, $456, $656 and $418, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of March 31, 2024, there were $256.8 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R, Class A-2R and Class B-1R notes outstanding.

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
(7)As of December 31, 2023, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, 3.125% notes and the 7.875% notes was approximately $397, $483, $458, $463, $255, $947, $359, $455, $654 and $424, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the three months ended March 31, 2024 and 2023, the components of total interest expense for the Company's financing arrangements were as follows:

	Three Months Ended March 31,
	2024			2023
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$3	$0	$3	$2	$1	$3
CCT Tokyo Funding Credit Facility(2)	5	0	5	5	0	5
Darby Creek Credit Facility(2)	14	1	15	4	0	4
Dunlap Credit Facility(2)	—	0	—	8	0	8
Meadowbrook Run Credit Facility(2)	5	0	5	4	0	4
Senior Secured Revolving Credit Facility(2)	28	1	29	38	1	39
4.625% Notes due 2024	5	0	5	5	0	5
1.650% Notes due 2024	2	1	3	2	1	3
4.125% Notes due 2025	5	1	6	5	1	6
4.250% Notes due 2025	5	(2)	3	5	(2)	3
8.625% Notes due 2025	5	0	5	5	0	5
3.400% Notes due 2026	9	2	11	9	2	11
2.625% Notes due 2027	2	0	2	2	0	2
3.250% Notes due 2027	4	0	4	4	0	4
3.125% Notes due 2028	6	0	6	6	0	6
7.875% Notes due 2029	8	—	8	—	—	—
CLO-1 Notes	6	0	6	6	0	6
Total	$112	$4	$116	$110	$4	$114
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2024 were $8,214 and 5.43%, respectively. As of March 31, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.35%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2023 were $8,842 and 5.00%, respectively. As of March 31, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.08%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2024 and December 31, 2023.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2024, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$7.6
48Forty Solutions LLC	3.2
Advanced Dermatology & Cosmetic Surgery	2.6
Affordable Care Inc	10.9
Affordable Care Inc	11.9
Alacrity Solutions Group LLC	4.7
Alera Group Intermediate Holdings Inc	7.2
American Vision Partners	3.4
Amerivet Partners Management Inc	8.4
Apex Service Partners LLC	3.2
Apex Service Partners LLC	7.0
Arcfield Acquisition Corp	10.6
Arcos LLC/VA	4.5
Ardonagh Group Ltd/The	3.4
ATX Networks Corp	49.3
BGB Group LLC	19.9
CFC Underwriting Ltd	5.7
Circana Group (f.k.a. NPD Group)	0.4
Civica Group Ltd	9.6
Clarience Technologies LLC	21.0
Clarience Technologies LLC	21.7
Community Brands Inc	1.9
CSafe Global	11.5
CSafe Global	4.7
Dechra Pharmaceuticals Ltd	3.4
Dechra Pharmaceuticals Ltd	3.6
DOC Generici Srl	2.3
DOXA Insurance Holdings LLC	3.3
DOXA Insurance Holdings LLC	8.6
Envirotainer Ltd	2.7
Excelitas Technologies Corp	0.6
Excelitas Technologies Corp	0.8
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	6.9
Foundation Risk Partners Corp	13.2

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Galway Partners Holdings LLC	$10.9
Galway Partners Holdings LLC	8.4
Gigamon Inc	9.3
Granicus Inc	2.3
Granicus Inc	2.4
Heniff Transportation Systems LLC	5.3
Heritage Environmental Services Inc	7.3
Higginbotham Insurance Agency Inc	18.2
Highgate Hotels Inc	4.2
HM Dunn Co Inc	4.0
Individual FoodService	5.8
Individual FoodService	5.9
iNova Pharmaceuticals (Australia) Pty Limited	1.7
Insight Global LLC	47.9
Insightsoftware.Com Inc	21.3
Insightsoftware.Com Inc	5.3
Integrity Marketing Group LLC	2.3
Integrity Marketing Group LLC	0.1
J S Held LLC	0.5
J S Held LLC	0.3
Kellermeyer Bergensons Services LLC	5.5
Laboratoires Vivacy SAS	0.6
Lakeview Farms Inc	6.8
Lazer Logistics Inc	1.7
Lazer Logistics Inc	5.7
Lexitas Inc	8.4
Lexitas Inc	30.2
Lipari Foods LLC	15.0
Lloyd's Register Quality Assurance Ltd	5.7
Magna Legal Services LLC	2.2
Magna Legal Services LLC	11.2
MB2 Dental Solutions LLC	77.3
MB2 Dental Solutions LLC	10.7
Med-Metrix	11.4
Med-Metrix	7.8
Misys Ltd	1.3
Net Documents	1.5
New Era Technology Inc	4.7
NovaTaste Austria GmbH	4.9
Novotech Pty Ltd	5.6
Oxford Global Resources LLC	8.0
Oxford Global Resources LLC	7.6
PartsSource Inc	2.0
PartsSource Inc	20.5
Radwell International LLC/PA	5.5
Revere Superior Holdings Inc	3.2
Rise Baking Company	5.2
RSC Insurance Brokerage Inc	7.6
SAMBA Safety Inc	2.1
SavATree LLC	6.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Shaw Development LLC	$3.4
Spins LLC	14.0
Spins LLC	7.9
Spotless Brands LLC	9.0
STV Group Inc	11.9
STV Group Inc	8.3
Sweeping Corp of America Inc	5.7
Time Manufacturing Co	15.9
Trescal SA	2.7
Version1 Software Ltd	14.8
VetCor Professional Practices LLC	6.6
VetCor Professional Practices LLC	8.4
Wealth Enhancement Group LLC	1.6
Wealth Enhancement Group LLC	2.1
Woolpert Inc	3.7
Worldwise Inc	28.0
Worldwise Inc	8.0
Zendesk Inc	6.0
Zendesk Inc	14.4
Zeus Industrial Products Inc	11.6
Zeus Industrial Products Inc	15.5
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.0
Subordinated Debt
Miami Beach Medical Group LLC	17.4
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	4.9
Bausch Health Cos Inc, Revolver	55.0
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Covis Finco Sarl, Revolver	4.7
Covis Finco Sarl, Revolver	1.8
Covis Finco Sarl, Revolver	3.6
Curia Global Inc, Revolver	41.3
GreenSky Holdings LLC, Term Loan	3.0
Jet Edge International LLC, Structured Mezzanine	0.6
TalkTalk Telecom Group Ltd, Revolver	11.5
Weber-Stephen Products LLC, Revolver	14.5
Total	$1,142.7
Unfunded Asset Based Finance/Other commitments	$579.3
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of March 31, 2024, the Company’s debt commitments are comprised of $537.9 revolving credit facilities and $604.8 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(7.4). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of March 31, 2024, $18 of such letters of credit have been issued.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)
As of March 31, 2024, the Company also has an unfunded commitment to provide $560.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2024 and December 31, 2023.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$24.46	$24.89
Results of operations(2)
Net investment income (loss)	0.76	3.18
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.15)	(0.70)
Net increase (decrease) in net assets resulting from operations	0.61	2.48
Stockholder distributions(3)
Distributions from net investment income	(0.75)	(2.95)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(0.75)	(2.95)
Capital share transactions
Repurchases of common stock(4)	—	0.04
Net increase (decrease) in net assets resulting from capital share transactions	—	0.04
Net asset value, end of period	$24.32	$24.46
Per share market value, end of period	$19.07	$19.97
Shares outstanding, end of period	280,066,433	280,066,433
Total return based on net asset value(5)	2.49%	10.12%
Total return based on market value(6)	(0.77)%	32.45%
Ratio/Supplemental Data:
Net assets, end of period	$6,812	$6,849
Ratio of net investment income to average net assets(7)	12.26%	12.67%
Ratio of total operating expenses to average net assets(7)	12.83%	13.32%
Ratio of net operating expenses to average net assets(7)	12.83%	13.32%
Portfolio turnover(8)	9.96%	12.14%
Total amount of senior securities outstanding, exclusive of treasury securities	$7,968	$8,223
Asset coverage per unit(9)	1.85	1.83
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
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2024 are annualized. Annualized ratios for the three months ended March 31, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024. The following is a schedule of supplemental ratios for the three months ended March 31, 2024 and year ended December 31, 2023:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
	(Unaudited)
Ratio of net subordinated income incentive fees to average net assets	2.49%	2.57%
Ratio of interest expense to average net assets	6.71%	6.63%
Ratio of excise taxes to average net assets	—	0.31%
(8)Portfolio turnover for the three months ended March 31, 2024 is not annualized.
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

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in millions, except share and per share amounts)
The information contained in this section should be read in conjunction with our unaudited consolidated financial statements and related notes thereto appearing elsewhere in this quarterly report on Form 10-Q. In this report, “we,” “us,” “our” and the “Company” refer to FS KKR Capital Corp. and the “Adviser” refers to FS/KKR Advisor, LLC.
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
•general economic, political and industry trends and other external factors, including uncertainty surrounding the financial and political stability of the United States and other countries;
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
We bear all other expenses of our operations and transactions, including all other expenses incurred by the Adviser or us in connection with administering our business, including expenses incurred by the Adviser in performing administrative services for us and administrative personnel paid by the Adviser, to the extent they are not controlling persons of the Adviser or any of its affiliates, subject to the limitations included in the investment advisory agreement and the administration agreement.

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
Portfolio Investment Activity for the Three Months Ended March 31, 2024 and for the Year Ended December 31, 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2024 and the year ended December 31, 2023:

	For the Three Months Ended	For the Year Ended
Net Investment Activity	March 31, 2024	December 31, 2023
Purchases	$1,444	$1,817
Sales and Repayments	(1,855)	(2,570)
Net Portfolio Activity	$(411)	$(753)

	For the Three Months Ended
	March 31, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$1,000	69%	$(1,381)	74%
Senior Secured Loans—Second Lien	46	3%	(106)	6%
Other Senior Secured Debt	42	3%	—	—
Subordinated Debt	10	1%	(1)	0%
Asset Based Finance	345	24%	(361)	20%
Credit Opportunities Partners JV, LLC	—	—	—	—
Equity/Other(1)	1	0%	(6)	0%
Total	$1,444	100%	$(1,855)	100%

(1) Equity/Other includes investments in preferred equity investments. During the three ended March 31, 2024, purchases of preferred equity investments were $0 and sales and repayments of preferred equity investments were $0.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	(Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,372	$8,111	57.0%	$8,890	$8,529	58.2%
Senior Secured Loans—Second Lien	983	1,004	7.1%	1,158	1,090	7.5%
Other Senior Secured Debt	159	154	1.1%	106	99	0.7%
Subordinated Debt	327	334	2.3%	308	323	2.2%
Asset Based Finance	2,220	2,079	14.6%	2,237	2,077	14.2%
Credit Opportunities Partners JV, LLC	1,572	1,390	9.8%	1,572	1,397	9.5%
Equity/Other(2)	1,173	1,149	8.1%	1,149	1,134	7.7%
Total	$14,806	$14,221	100.0%	$15,420	$14,649	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2) As of March 31, 2024, Equity/Other included $925 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Number of Portfolio Companies	205	204
% Variable Rate Debt Investments (based on fair value)(1)(2)	68.0%	66.0%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	7.5%	7.9%
% Other Income Producing Investments (based on fair value)(3)	16.0%	15.2%
% Non-Income Producing Investments (based on fair value)(2)	4.3%	5.4%
% of Investments on Non-Accrual (based on fair value)	4.2%	5.5%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	12.5%	12.7%
Weighted Average Annual Yield on All Debt Investments(5)	11.4%	11.2%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
For the three months ended March 31, 2024, our total return based on net asset value was 2.49% and our total return based on market value was (0.77)%. For the year ended December 31, 2023, our total return based on net asset value was 10.12% and our total return based on market value was 32.45%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.
Direct Originations
The following table presents certain selected information regarding our Direct Originations as of March 31, 2024 and December 31, 2023:

Characteristics of All Direct Originations held in Portfolio	March 31, 2024	December 31, 2023
Number of Portfolio Companies	197	196
% of Investments on Non-Accrual (based on fair value)	2.9%	4.5%
Total Cost of Direct Originations	$14,193.1	$14,797.5
Total Fair Value of Direct Originations	$13,780.8	$14,176.1
% of Total Investments, at Fair Value	96.9%	96.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)	12.5%	12.7%
Weighted Average Annual Yield on All Debt Investments(2)	11.7%	11.4%
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

Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.
Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,440 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of March 31, 2024, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
Below is a summary of COPJV’s portfolio, followed by a listing of the individual loans in COPJV’s portfolio as of March 31, 2024 and December 31, 2023:

	As of
	March 31, 2024	December 31, 2023
Total debt investments(1)	$3,149.8	$3,131.6
Weighted average annual yield on accruing debt investments(2)	11.3%	11.6%
Number of portfolio companies in COPJV	119	124
Largest investment in a single portfolio company	$126.0	$134.2
Unfunded commitments	$4.5	$24.7
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2024.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2024 and December 31, 2023:

	March 31, 2024
	(Unaudited)		December 31, 2023
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$4	0.0%
Banks	7	0.1%	8	0.1%
Capital Goods	1,985	14.0%	1,970	13.5%
Commercial & Professional Services	1,961	13.8%	1,826	12.5%
Consumer Discretionary Distribution & Retail	267	1.9%	259	1.8%
Consumer Durables & Apparel	196	1.4%	185	1.3%
Consumer Services	249	1.8%	240	1.6%
Consumer Staples Distribution & Retail	105	0.7%	105	0.7%
Credit Opportunities Partners JV, LLC	1,390	9.8%	1,397	9.5%
Energy	113	0.8%	162	1.1%
Equity Real Estate Investment Trusts (REITs)	293	2.1%	293	2.0%
Financial Services	807	5.7%	986	6.7%
Food, Beverage & Tobacco	157	1.1%	181	1.2%
Health Care Equipment & Services	1,666	11.7%	1,709	11.7%
Household & Personal Products	160	1.1%	166	1.1%
Insurance	831	5.8%	839	5.7%
Materials	230	1.6%	228	1.6%
Media & Entertainment	672	4.7%	717	4.9%
Pharmaceuticals, Biotechnology & Life Sciences	337	2.4%	286	2.0%
Real Estate Management & Development	47	0.3%	79	0.5%
Software & Services	2,351	16.5%	2,472	16.9%
Technology Hardware & Equipment	4	0.0%	4	0.0%
Telecommunication Services	84	0.6%	79	0.5%
Transportation	305	2.1%	454	3.1%
Total	$14,221	100.0%	$14,649	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$10,031	71%	$10,429	71%
2	3,334	23%	3,165	22%
3	401	3%	550	4%
4	455	3%	505	3%
Total	$14,221	100%	$14,649	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2024 and March 31, 2023
Revenues
Our investment income for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024		2023
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$315	72.6%	$327	71.7%
Paid-in-kind interest income	35	8.1%	42	9.2%
Fee income	17	3.9%	5	1.1%
Dividend income	67	15.4%	82	18.0%
Total investment income(1)	$434	100.0%	$456	100.0%
___________
(1)Such revenues represent $388 and $399 of cash income earned as well as $46 and $57 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2024 and 2023, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The decrease in interest and PIK income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily attributable to the repayment of higher yielding positions and lost interest income on certain assets that were placed on non-accrual status during the year ended December 31, 2023.
The increase in fee income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily attributable to increased origination activity during the three months ended March 31, 2024.
The decrease in dividend income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily attributable to lower dividends on certain asset based finance investments during the three months ended March 31, 2024.

Expenses
Our operating expenses for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Management fees	$55	$58
Subordinated income incentive fees	43	46
Administrative services expenses	3	3
Accounting and administrative fees	1	1
Interest expense	116	114
Other expenses	4	5
Total operating expenses	$222	$227

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Ratio of operating expenses to average net assets	3.21%	3.21%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	2.30%	2.26%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.91%	0.95%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
The decrease in expenses during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 can primarily be attributed to a decrease in subordinated income incentive fees and management fees as a result of the lower asset based and lower investment income as discussed above.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $212 ($0.76 per share) and $229 ($0.81 per share) for the three months ended March 31, 2024 and 2023, respectively. The decrease in net investment income during the three months ended March 31, 2024 compared to the three months ended March 31, 2023 can primarily be attributed to lower investment income during the three months ended March 31, 2024 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net realized gain (loss) on investments(1)	$(243)	$(58)
Net realized gain (loss) on foreign currency forward contracts	(0)	3
Net realized gain (loss) on foreign currency	(3)	1
Total net realized gain (loss)	$(246)	$(54)
______________
(1)We sold investments and received principal repayments, respectively, of $1,324 and $531 during the three months ended March 31, 2024 and $228 and $158 during the three months ended March 31, 2023.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
	2024	2023
Net change in unrealized appreciation (depreciation) on investments	$186	$31
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	8	(4)
Net change in unrealized gain (loss) on foreign currency	13	(3)
Total net change in unrealized appreciation (depreciation)	$207	$24
The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2024 was driven primarily by depreciation on several specific assets in the portfolio along with the conversion of unrealized depreciation to realized losses during the quarter. The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2023 was driven primarily by depreciation on several specific assets in the portfolio, partially offset by appreciation on several assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2024, the net increase in net assets resulting from operations was $173 ($0.62 per share) compared to a net decrease in net assets resulting from operations of $199 ($0.71 per share) during the three months ended March 31, 2023.

Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2024, we had $242 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $3,588 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2024, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of March 31, 2024, we had unfunded debt investments with aggregate unfunded commitments of $1,142.7, unfunded equity/other commitments of $579.3 and unfunded commitments of $560.2 of COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2024, the aggregate amount outstanding of the senior securities issued by us was $8.0 billion. As of March 31, 2024, our asset coverage was 185%. See “—Financing Arrangements.”
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2024:

	As of March 31, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.75%(1)	$155	$45	May 22, 2027
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	255	—	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.65%(1)	681	69	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.70(1)	241	59	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,164(5)	3,415(6)	October 31, 2028
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
CLO-1 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.85% - 3.01%(1)	327	—	January 15, 2031
Total			$7,968	$3,588
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of March 31, 2024, there was $170 term loan outstanding at SOFR+1.90% and $85 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €386 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD4 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.74 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £82 has been converted to U.S dollars at an exchange rate of £1.00 to $1.26 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD36 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.65 as of March 31, 2024 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of March 31, 2024, $18 of such letters of credit have been issued.
(7)As of March 31, 2024, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 3.125% notes and the 7.875% notes was approximately $398, $488, $462, $467, $255, $949, $363, $456, $656 and $418, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of March 31, 2024, there were $256.8. of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R and Class B-1R notes outstanding.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2024 or 2023 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the three months ended March 31, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$0.70	$196
Total	$0.70	$196
Fiscal 2024
March 31, 2024	$0.75	$210
Total	$0.75	$210
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
Valuation of Portfolio Investments
Our board of directors is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, our board of directors has designated the Adviser as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
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
•the independent third-party pricing or valuation service then reviews and analyzes the information, along with relevant market and economic data, and determines proposed valuations for each portfolio company or investment according to the valuation methodologies in the Adviser’s valuation policy and communicates the information to the Adviser in the form of a valuation range for Level 3 assets;
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
•the Adviser then provides the valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by the Adviser’s board reporting obligations;
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
Contractual Obligations
We have entered into agreements with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2024 and 2023.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk

We are subject to financial market risks, including changes in interest rates. As of March 31, 2024, 68.0% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 7.5% were debt investments paying fixed interest rates while 16.0% were other income producing investments, 4.3% consisted of non-income producing investments, and the remaining 4.2% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.
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
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2024 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 250 basis points	$(244)	$(71)	$(173)	(18.4)%
Down 200 basis points	(196)	(57)	(139)	(14.8)%
Down 150 basis points	(147)	(43)	(104)	(11.1)%
Down 100 basis points	(98)	(28)	(70)	(7.4)%
Down 50 basis points	(49)	(14)	(35)	(3.7)%
Up 50 basis points	49	14	35	3.7%
Up 100 basis points	98	28	70	7.4%
Up 150 basis points	147	43	104	11.1%
Up 200 basis points	196	57	139	14.8%
Up 250 basis points	244	71	173	18.4%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of March 31, 2024, and no changes over the next twelve months.
We expect that our long-term investments will be financed primarily with equity and debt. If deemed prudent, we may use interest rate risk management techniques in an effort to minimize our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. During the three months ended March 31, 2024 and 2023, we did not engage in interest rate hedging activities.
Foreign Currency Risk
From time to time, we may make investments that are denominated in a foreign currency that are subject to the effects of exchange rate movements between the foreign currency of each such investment and the U.S. dollar, which may affect future fair values and cash flows, as well as amounts translated into U.S. dollars for inclusion in our consolidated financial statements.
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2024, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2024 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of March 31, 2024					Economic Hedging As of March 31, 2024
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2024 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	54.1	$35.3	$32.0	$3.2	A$	12.8	$8.3
British Pound Sterling		£95.9	121.2	122.3	12.2		£36.7	46.4
Canadian Dollars		$2.6	1.9	2.0	0.2		$1.1	0.8
Euros		€326.5	352.6	307.0	30.7		€—	—
Icelandic Krona	ISK	1,419.5	10.2	9.7	1.0	ISK	—	—
Swedish Krona	SEK	1,690.5	158.1	129.1	12.9	SEK	1,113.3	104.2
Total			$679.3	$602.1	$60.2			$159.7
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
As of March 31, 2024, the net contractual amount of our foreign currency forward contracts totaled $159.7, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2024, we had outstanding borrowings denominated in foreign currencies of €386, CAD4, £82 and AUD36 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
In November 2020, the Company’s board of directors authorized a stock repurchase program, which went into effect in September 2021, or the Share Repurchase Program. Under the Share Repurchase Program originally approved by the Company's board of directors, the Company was permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. On September 15, 2022, the program expired and was terminated pursuant to the terms of the program. On October 31, 2022, the board of directors approved a renewal of the Share Repurchase Program. The program provided for aggregate purchases of the Company’s common stock in amounts up to $54, which was the aggregate amount remaining of the $100 amount originally approved by the board of directors.
During the three months ended March 31, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the Share Repurchase Program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32). The Share Repurchase Program has concluded since the aggregate repurchase amount under the program has been expended.
Affiliate Purchaser Programs
As previously disclosed, certain affiliates of the owners of the Adviser committed $100 to a $350 investment vehicle, or the Affiliated Purchaser, that may invest from time to time in shares of the Company. In September 2021, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the September 2021 Affiliated Purchaser Program, to facilitate the purchase of shares of our common stock pursuant to the terms and conditions of such plan. The September 2021 Affiliated Purchaser Program provided for the purchase of up to $100 worth of shares of our common stock, subject to the limitations provided therein. The September 2021 Affiliated Purchaser Program has concluded since the aggregate repurchase amount under the plan has been expended.
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
In March 2024, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the March 2024 Affiliated Seller Program, to facilitate the sale of shares of our common stock pursuant to the terms and conditions of such plan. The March 2024 Affiliated Seller Program provided for the sale of up to 3.8 million shares of our common stock, subject to the limitations provided therein, and commenced on April 15, 2024.
The table below provides information concerning sales of our shares of common stock by or on behalf of the Company or any “affiliated seller,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended March 31, 2024. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Sold	Average Price per Share(1)	Total Number of Shares Sold as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Sold Under the Plans or Programs
January 1, 2024 through January 31, 2024	—	$—	—	$—
February 1, 2024 through February 29, 2024	—	—	—	—
March 1, 2024 through March 31, 2024	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Share Repurchase Program and the Affiliated Seller Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2024.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer