Form 10-Q
period 2024-06-30
FS KKR Capital Corp
filed 2024-08-06
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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
There were 280,066,433 shares of the registrant’s common stock outstanding as of July 31, 2024.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$9,897 and $11,078, respectively)	$9,553	$10,568
Non-controlled/affiliated investments (amortized cost—$913 and $868, respectively)	811	745
Controlled/affiliated investments (amortized cost—$3,910 and $3,474, respectively)	3,723	3,336
Total investments, at fair value (amortized cost—$14,720 and $15,420, respectively)	$14,087	$14,649
Cash	408	223
Foreign currency, at fair value (cost—$25 and $8, respectively)	25	8
Receivable for investments sold and repaid	225	246
Income receivable	317	290
Unrealized appreciation on foreign currency forward contracts	—	13
Deferred financing costs	29	32
Prepaid expenses and other assets	10	8
Total assets	$15,101	$15,469
Liabilities
Payable for investments purchased	$1	$—
Debt (net of deferred financing costs and discount of $45 and $36, respectively)(1)	7,956	8,187
Unrealized depreciation on foreign currency forward contracts	4	4
Stockholder distributions payable	196	196
Management fees payable	54	56
Subordinated income incentive fees payable(2)	44	41
Administrative services expense payable	7	5
Interest payable	117	98
Other accrued expenses and liabilities	15	33
Total liabilities	$8,394	$8,620
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	$—	$—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 280,066,433 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,437	9,437
Retained earnings (accumulated deficit)(4)	(2,730)	(2,588)
Total stockholders’ equity	$6,707	$6,849
Total liabilities and stockholders’ equity	$15,101	$15,469
Net asset value per share of common stock at period end	$23.95	$24.46
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

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Investment income
From non-controlled/unaffiliated investments:
Interest income	$276	$291	$564	$596
Paid-in-kind interest income	17	36	34	59
Fee income	9	5	26	10
Dividend and other income	7	17	13	36
From non-controlled/affiliated investments:
Interest income	7	10	13	13
Paid-in-kind interest income	10	9	20	18
Fee income	—	1	—	1
Dividend and other income	5	—	9	—
From controlled/affiliated investments:
Interest income	27	19	48	38
Paid-in-kind interest income	16	11	24	21
Fee income	9	—	9	—
Dividend and other income	56	63	113	126
Total investment income	439	462	873	918

Operating expenses
Management fees	54	56	109	114
Subordinated income incentive fees(1)	45	47	88	93
Administrative services expenses	2	4	5	7
Accounting and administrative fees	1	1	2	2
Interest expense(2)	115	118	231	232
Other general and administrative expenses	7	7	11	12
Total operating expenses	224	233	446	460
Net investment income	215	229	427	458

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(65)	(39)	(290)	(97)
Non-controlled/affiliated investments	2	(3)	(8)	(3)
Controlled/affiliated investments	(1)	(172)	(9)	(172)
Net realized gain (loss) on foreign currency forward contracts	19	1	19	4
Net realized gain (loss) on foreign currency	—	2	(3)	3
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(5)	26	167	31
Non-controlled/affiliated investments	—	(27)	20	(11)
Controlled/affiliated investments	(43)	128	(49)	138
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(21)	1	(13)	(3)
Net change in unrealized gain (loss) on foreign currency	4	(4)	17	(7)
Total net realized and unrealized gain (loss)	(110)	(87)	(149)	(117)
Net increase (decrease) in net assets resulting from operations	$105	$142	$278	$341

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.37	$0.51	$0.99	$1.22
Weighted average shares outstanding	280,066,433	280,066,433	280,066,433	280,490,590
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operations
Net investment income (loss)	$215	$229	$427	$458
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(45)	(211)	(291)	(265)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	(69)	128	125	155
Net change in unrealized gain (loss) on foreign currency	4	(4)	17	(7)
Net increase (decrease) in net assets resulting from operations	105	142	278	341
Stockholder distributions(2)
Distributions to stockholders	(210)	(210)	(420)	(406)
Net decrease in net assets resulting from stockholder distributions	(210)	(210)	(420)	(406)
Capital share transactions(3)
Repurchases of common stock	—	—	—	(32)
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	(32)
Total increase (decrease) in net assets	(105)	(68)	(142)	(97)
Net assets at beginning of period	6,812	6,983	6,849	7,012
Net assets at end of period	$6,707	$6,915	$6,707	$6,915
_______________
(1)See Note 7 for a discussion of the Company's financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(in millions)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$278	$341
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(2,704)	(633)
Paid-in-kind interest	(63)	(70)
Proceeds from sales and repayments of investments	3,191	1,231
Net realized (gain) loss on investments	307	272
Net change in unrealized (appreciation) depreciation on investments	(138)	(158)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	13	3
Accretion of discount	(31)	(29)
Amortization of deferred financing costs and discount	9	8
Unrealized (gain)/loss on borrowings in foreign currency	(17)	4
(Increase) decrease in receivable for investments sold and repaid	21	95
(Increase) decrease in income receivable	(27)	(48)
(Increase) decrease in prepaid expenses and other assets	(2)	(1)
Increase (decrease) in payable for investments purchased	1	(14)
Increase (decrease) in management fees payable	(2)	(3)
Increase (decrease) in subordinated income incentive fees payable	3	20
Increase (decrease) in administrative services expense payable	2	—
Increase (decrease) in interest payable	19	5
Increase (decrease) in other accrued expenses and liabilities	(18)	(15)
Net cash provided by (used in) operating activities	842	1,008
Cash flows from financing activities
Repurchases of common stock	—	(32)
Stockholder distributions	(420)	(402)
Borrowings under financing arrangements	2,355	1,192
Repayments of financing arrangements	(2,560)	(1,737)
Deferred financing costs paid	(15)	(6)
Net cash provided by (used in) financing activities	(640)	(985)
Total increase (decrease) in cash	202	23
Cash, and foreign currency at beginning of period	231	251
Cash, and foreign currency at end of period	$433	$274
Supplemental disclosure
Non-cash purchases of investments	$(755)	$(41)
Non-cash sales of investments	$755	$41
Local and excise taxes paid	$25	$20
Interest paid during the period	$203	$219

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—122.0%
3Pillar Global Inc	(v)	Software & Services	SF+600	0.8%	11/23/26		$3.1	$3.1	$3.0
3Pillar Global Inc	(i)(k)(v)	Software & Services	SF+600	0.8%	11/23/27		124.1	123.5	123.7
3Pillar Global Inc	(x)	Software & Services	SF+600	0.8%	11/23/26		6.1	6.1	6.1
48Forty Solutions LLC	(f)(k)(t)(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		175.5	174.3	162.7
48Forty Solutions LLC	(v)	Commercial & Professional Services	SF+600	1.0%	11/30/26		8.5	8.5	7.9
48Forty Solutions LLC	(x)	Commercial & Professional Services	SF+600	1.0%	11/30/26		2.1	2.1	2.0
5 Arch Income Fund 2 LLC	(q)(r)(w)(y)(z)	Financial Services	9.0%		3/31/25		73.9	54.1	2.2
Aareon AG	(v)(w)	Software & Services	E+625	0.8%	8/19/30		13.8	14.9	14.9
Accuride Corp	(aa)(k)(y)(z)	Capital Goods	SF+525, 1.6% PIK (1.6% Max PIK)	1.0%	5/18/26		7.7	7.7	5.9
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF+650	1.0%	5/7/26		0.4	0.4	0.4
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	SF+625	1.0%	5/7/27		45.6	44.5	45.5
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF+650	1.0%	5/7/26		3.2	3.2	3.1
Advania Sverige AB	(v)(w)	Software & Services	SA+550	0.0%	4/20/31		£51.4	65.0	64.6
Advania Sverige AB	(v)(w)	Software & Services	SR+550	0.0%	5/30/31	SEK	161.1	14.9	15.0
Advania Sverige AB	(aa)(v)(w)	Software & Services	E+500	0.0%	6/2/31		€5.0	5.4	5.3
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		$3.2	3.2	3.2
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		46.3	46.3	46.3
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+550, 0.0% PIK (1.3% Max PIK)	0.8%	8/2/27		9.6	9.6	9.6
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+550	0.8%	8/2/28		10.4	10.4	10.4
Alacrity Solutions Group LLC	(v)	Insurance	SF+525	0.8%	12/22/27		8.3	8.2	8.2
Alacrity Solutions Group LLC	(m)	Insurance	SF+525	0.8%	12/22/28		11.8	11.7	11.6
Alacrity Solutions Group LLC	(x)	Insurance	SF+525	0.8%	12/22/27		2.5	2.5	2.4
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+525	0.8%	10/2/28		31.2	31.2	31.4
Alera Group Intermediate Holdings Inc	(v)	Insurance	SF+575	0.8%	10/2/28		1.2	1.2	1.3
Alera Group Intermediate Holdings Inc	(x)	Insurance	SF+575	0.8%	10/2/28		6.4	6.4	6.5
American Vision Partners	(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		4.4	4.4	4.3
American Vision Partners	(i)(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/27		90.9	90.6	89.0
American Vision Partners	(x)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		3.4	3.4	3.4
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		68.0	67.7	68.0
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		8.4	8.4	8.4
Apex Group Limited	(aa)(m)(w)	Financial Services	SF+375	0.5%	7/27/28		2.4	2.4	2.5
Apex Group Limited	(aa)(v)(w)	Financial Services	E+400	0.0%	7/27/28		€2.0	2.3	2.1
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+650	1.0%	10/24/29		$2.3	2.3	2.3
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30		91.9	91.0	93.1
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	10/24/29		2.8	2.8	2.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30	$1.6	$1.6	$1.6
Arcfield Acquisition Corp	(f)(i)(t)(v)	Capital Goods	SF+625	0.8%	8/3/29	84.5	84.2	85.4
Arcfield Acquisition Corp	(x)	Capital Goods	SF+625	0.8%	8/4/28	10.6	10.6	10.6
Arcos LLC/VA	(m)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28	12.7	12.6	11.4
Arcos LLC/VA	(x)	Software & Services	SF+625	1.0%	4/20/27	4.5	4.5	4.0
Ardonagh Group Ltd/The	(w)(x)	Insurance	SF+475	0.5%	2/17/31	3.4	3.4	3.4
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+750	1.0%	9/1/26	33.4	32.7	33.4
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF+550, 0.0% PIK (6.0% Max PIK)	1.0%	9/1/26	14.3	14.3	14.3
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+700, 0.0% PIK (7.0% Max PIK)	1.0%	9/1/26	46.0	46.0	46.0
ATX Networks Corp	(ad)(w)(x)	Capital Goods	SF+550, 0.0% PIK (6.0% Max PIK)	1.0%	9/1/26	5.4	5.4	5.4
Barbri Inc	(f)(k)(m)(t)(v)	Consumer Services	SF+575	0.8%	4/28/28	129.8	126.5	128.5
BDO USA PA	(v)	Commercial & Professional Services	SF+600	2.0%	8/31/28	28.2	27.7	28.5
Belk Inc	(aa)(ac)(v)	Consumer Discretionary Distribution & Retail	P+650	2.0%	7/31/25	21.9	21.9	21.8
Belk Inc	(aa)(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	10.0%, 0.0% PIK (8.0% Max PIK)		7/31/25	70.1	31.9	12.5
BGB Group LLC	(f)(i)(k)(m)(t)	Media & Entertainment	SF+575	1.0%	8/16/27	109.4	108.7	109.4
BGB Group LLC	(x)	Media & Entertainment	SF+575	1.0%	8/16/27	19.9	19.9	19.9
BGB Group LLC	(x)	Media & Entertainment	SF+525	1.0%	8/16/27	7.4	7.4	7.4
Bloom Fresh International Limited	(v)(w)	Food, Beverage & Tobacco	E+550	0.0%	8/9/30	€7.4	7.9	8.0
Bowery Farming Inc	(v)(y)(z)	Food, Beverage & Tobacco	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	9/10/26	$65.3	54.2	12.9
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco			9/10/26	5.1	5.0	1.2
Bowery Farming Inc	(x)(y)	Food, Beverage & Tobacco			9/10/26	5.0	5.0	1.2
Cadence Education LLC	(v)	Consumer Services	SF+500	0.8%	5/1/31	55.2	55.0	55.0
Cadence Education LLC	(x)	Consumer Services	SF+500	0.8%	5/1/30	8.5	8.5	8.4
Cadence Education LLC	(x)	Consumer Services	SF+500	0.8%	5/1/31	14.4	14.4	14.3
CFC Underwriting Ltd	(w)(x)	Insurance	SA+495, 0.0% PIK (2.5% Max PIK)	0.0%	5/16/29	£4.7	5.7	5.7
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+500	0.8%	12/21/27	$0.7	0.7	0.7
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+350, 2.0% PIK (2.0% Max PIK)	0.8%	12/21/28	19.7	19.7	19.9
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF+500	0.8%	12/21/27	0.4	0.4	0.4
Civica Group Ltd	(v)(w)	Software & Services	SA+600, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	£2.5	3.2	3.1
Civica Group Ltd	(w)(x)	Software & Services	SA+600, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	5.0	6.4	6.3
Clarience Technologies LLC	(v)	Capital Goods	SF+575	0.8%	2/13/30	$0.7	0.7	0.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Clarience Technologies LLC	(f)(k)(t)(v)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	$159.7	$158.2	$159.4
Clarience Technologies LLC	(x)	Capital Goods	SF+575	0.8%	2/13/30	21.0	21.0	20.9
Clarience Technologies LLC	(x)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	21.7	21.7	21.7
Community Brands Inc	(v)	Software & Services	SF+550	0.8%	2/24/28	32.2	31.8	32.2
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28	1.9	1.9	1.9
Consilium Safety Group AB	(v)(w)	Capital Goods	E+600, 0.0% PIK (4.0% Max PIK)	0.0%	4/7/31	€33.5	35.5	35.4
Consilium Safety Group AB	(v)(w)	Capital Goods	SF+600, 0.0% PIK (4.0% Max PIK)	0.0%	4/7/31	$16.3	15.9	16.0
Consilium Safety Group AB	(w)(x)	Capital Goods	E+600, 0.0% PIK (4.0% Max PIK)	0.0%	4/7/31	€9.8	10.5	10.3
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+775	1.0%	9/27/25	$15.1	14.8	15.1
Corsearch Intermediate Inc	(m)(v)	Software & Services	SF+550	1.0%	4/19/28	30.1	28.9	30.1
CSafe Global	(f)(k)(t)	Transportation	SF+575	0.8%	12/14/28	78.9	78.8	79.5
CSafe Global	(v)	Transportation	SA+575	0.8%	12/14/28	£15.5	19.8	19.8
CSafe Global	(v)	Transportation	SF+575	0.8%	3/8/29	$3.7	3.7	3.7
CSafe Global	(x)	Transportation	SF+575	0.8%	12/14/28	4.7	4.7	4.7
CSafe Global	(x)	Transportation	SF+575	0.8%	3/8/29	7.8	7.8	7.8
Dechra Pharmaceuticals Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+625, 0.0% PIK (3.3% Max PIK)	0.0%	1/24/31	€13.8	14.2	14.8
Dechra Pharmaceuticals Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625, 0.0% PIK (3.3% Max PIK)	0.8%	1/24/31	$15.2	14.9	15.3
Dechra Pharmaceuticals Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+625, 0.0% PIK (3.3% Max PIK)	0.0%	1/24/31	€3.3	3.4	3.6
Dechra Pharmaceuticals Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625, 0.0% PIK (3.3% Max PIK)	0.8%	1/24/31	$3.7	3.6	3.7
Dental Care Alliance Inc	(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	110.3	108.0	109.7
Dental365 LLC	(f)(v)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	21.6	21.6	21.5
Dental365 LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	5/5/28	5.1	5.1	5.0
Dental365 LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/5/28	13.7	13.7	13.6
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28	€11.6	11.3	12.5
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28	2.4	2.3	2.6
DOXA Insurance Holdings LLC	(v)	Insurance	SF+550	0.8%	12/20/30	$26.9	26.7	27.2
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/20/29	3.3	3.3	3.3
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/20/30	3.0	3.0	3.0
DOXA Insurance Holdings LLC	(x)	Insurance	SF+500	0.8%	12/20/30	22.6	22.6	22.4
DuBois Chemicals Inc	(f)(t)(v)	Materials	SF+475	0.8%	6/13/31	87.7	87.2	87.2
DuBois Chemicals Inc	(x)	Materials	SF+500	0.8%	6/13/31	14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF+500	0.8%	6/13/31	14.7	14.7	14.6
Element Materials Technology Group US Holdings Inc	(aa)(m)(w)	Commercial & Professional Services	SF+425	0.5%	7/6/29	1.4	1.4	1.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29	€0.3	$0.4	$0.4
Envirotainer Ltd	(w)(x)	Transportation	E+575, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	2.7	2.7	2.7
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	$1.9	1.9	1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+525	0.8%	8/12/28	2.4	2.4	2.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	23.4	23.4	23.4
Follett Software Co	(f)(k)(t)	Software & Services	SF+500	0.8%	8/31/28	72.6	72.1	72.6
Follett Software Co	(x)	Software & Services	SF+500	0.8%	8/31/27	9.9	9.9	9.9
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	68.9	66.8	68.9
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	6.6	6.6	6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+525	0.8%	10/29/30	62.4	61.7	62.4
Foundation Risk Partners Corp	(x)	Insurance	SF+525	0.8%	10/29/29	11.8	11.8	11.8
Foundation Risk Partners Corp	(x)	Insurance	SF+525	0.8%	10/29/30	23.0	23.0	23.0
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+625	1.0%	11/12/26	86.7	86.7	86.7
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+550	1.0%	11/30/26	18.6	18.5	18.5
Galway Partners Holdings LLC	(v)	Insurance	SF+525	0.8%	9/30/27	1.8	1.7	1.8
Galway Partners Holdings LLC	(k)(m)(t)(v)	Insurance	SF+525	0.8%	9/29/28	86.1	84.9	86.1
Galway Partners Holdings LLC	(x)	Insurance	SF+525	0.8%	9/30/27	11.2	11.2	11.2
Galway Partners Holdings LLC	(x)	Insurance	SF+500, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	8.4	8.4	8.3
General Datatech LP	(f)(k)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27	128.0	127.3	126.3
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/10/28	3.7	3.7	3.7
Gigamon Inc	(i)(v)	Software & Services	SF+575	1.0%	3/9/29	105.6	104.9	105.6
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28	5.6	5.6	5.6
Gracent LLC	(ad)(v)	Health Care Equipment & Services	SF+1,200 PIK (SF+1,200 Max PIK)	1.0%	2/28/27	30.0	27.3	27.0
Granicus Inc	(v)	Software & Services	SF+350, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	16.2	16.1	16.3
Granicus Inc	(v)	Software & Services	SF+525	0.8%	1/17/31	0.0	0.0	0.0
Granicus Inc	(x)	Software & Services	SF+350, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	2.4	2.4	2.4
Granicus Inc	(x)	Software & Services	SF+525	0.8%	1/17/31	2.2	2.2	2.2
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/24	12.6	12.6	12.6
Heniff Transportation Systems LLC	(f)(k)(m)(v)	Transportation	SF+575	1.0%	12/3/26	93.8	89.5	93.8
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/24	5.2	5.2	5.2
Heritage Environmental Services Inc	(f)(v)	Commercial & Professional Services	SF+550	0.8%	1/31/31	53.3	53.0	54.4
Heritage Environmental Services Inc	(x)	Commercial & Professional Services	SF+550	0.8%	1/31/30	7.3	7.3	7.3
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	116.7	113.6	116.7
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+550	1.0%	11/24/28	10.2	10.2	10.1
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+550	1.0%	11/24/28	6.9	6.6	6.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+475	1.0%	11/24/28		$2.0	$2.0	$2.0
Higginbotham Insurance Agency Inc	(x)	Insurance	SF+475	1.0%	11/24/28		16.2	16.2	16.2
Highgate Hotels Inc	(v)	Consumer Services	SF+550	1.0%	11/5/29		33.8	33.5	34.5
Highgate Hotels Inc	(v)	Consumer Services	SF+550	1.0%	11/5/29		1.3	1.3	1.3
Highgate Hotels Inc	(x)	Consumer Services	SF+550	1.0%	11/5/29		3.0	3.0	3.0
HKA	(m)(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29		4.6	4.5	4.6
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		35.3	35.3	35.3
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		2.2	2.2	2.2
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		2.7	2.7	2.7
Individual FoodService	(v)	Capital Goods	SF+600	1.0%	10/31/29		73.8	72.5	74.4
Individual FoodService	(x)	Capital Goods	SF+600	1.0%	10/31/29		2.9	2.9	2.9
Individual FoodService	(x)	Capital Goods	SF+600	1.0%	10/31/29		5.9	5.9	5.9
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26		€17.6	20.6	18.0
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725, 0.0% PIK (2.5% Max PIK)	0.0%	9/30/26		71.2	82.7	72.6
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$18.7	18.7	19.2
iNova Pharmaceuticals (Australia) Pty Limited	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	0.9	0.6	0.6
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28		2.6	1.6	1.6
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$175.5	174.3	175.5
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/27		47.9	47.9	47.9
Insightsoftware.Com Inc	(v)	Software & Services	SF+525	0.8%	5/25/28		1.1	1.1	1.1
Insightsoftware.Com Inc	(v)	Software & Services	SF+525	1.0%	5/25/28		0.7	0.7	0.7
Insightsoftware.Com Inc	(v)	Software & Services	SF+525	1.0%	5/25/28		2.4	2.4	2.4
Insightsoftware.Com Inc	(x)	Software & Services	SF+525	0.8%	5/25/28		20.2	20.2	20.3
Insightsoftware.Com Inc	(x)	Software & Services	SF+525	1.0%	5/25/28		4.6	4.6	4.6
Integrity Marketing Group LLC	(v)	Insurance	SF+600	0.8%	8/27/26		0.9	0.9	0.9
Integrity Marketing Group LLC	(v)	Insurance	SF+602	0.8%	8/27/26		97.9	97.9	97.9
Integrity Marketing Group LLC	(x)	Insurance	SF+600	0.8%	8/27/26		1.6	1.6	1.6
Integrity Marketing Group LLC	(x)	Insurance	SF+600	1.0%	8/27/26		0.1	0.1	0.1
J S Held LLC	(f)(i)(v)	Insurance	SF+550	1.0%	12/1/26		150.5	149.9	149.0
J S Held LLC	(v)	Insurance	SF+550	1.0%	12/1/26		12.7	12.6	12.6
J S Held LLC	(x)	Insurance	SF+550	1.0%	12/1/26		1.4	1.4	1.4
Karman Space Inc	(v)	Capital Goods	SF+625	2.0%	12/21/25		95.5	94.0	96.0
Karman Space Inc	(v)	Capital Goods	SF+625	2.0%	12/21/25		5.4	5.2	5.4
Karman Space Inc	(x)	Capital Goods	SF+625	2.0%	12/21/25		0.1	0.1	0.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF+175, 3.5% PIK (3.5% Max PIK)	1.0%	11/6/28	$191.9	$187.4	$191.9
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF+100, 7.0% PIK (7.0% Max PIK)	1.0%	11/6/28	83.9	82.3	83.9
Kellermeyer Bergensons Services LLC	(ad)(x)	Commercial & Professional Services	SF+175, 3.5% PIK (3.5% Max PIK)	1.0%	11/6/28	5.5	5.5	5.5
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	3/20/30	€7.9	8.2	8.4
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	3/20/30	0.5	0.6	0.6
Lakefield Veterinary Group	(f)(i)(m)(v)	Health Care Equipment & Services	SF+525	0.8%	11/23/28	$117.4	116.9	117.4
Lakeview Farms Inc	(k)(m)(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27	67.5	66.3	67.5
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27	6.8	6.8	6.8
Lazer Logistics Inc	(f)(v)	Transportation	SF+500	0.8%	5/6/30	24.3	24.1	24.2
Lazer Logistics Inc	(x)	Transportation	SF+500	0.8%	5/4/29	1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF+500	0.8%	5/6/30	5.7	5.7	5.7
Lexitas Inc	(i)(k)(m)(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29	117.8	115.4	119.4
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	8.4	8.4	8.4
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	28.6	28.6	29.0
Lionbridge Technologies Inc	(f)(i)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	102.9	101.2	102.9
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	100.1	99.0	98.8
Lipari Foods LLC	(x)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	15.0	15.0	14.8
Lloyd's Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+600	0.0%	12/2/28	£12.3	15.9	15.6
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600	0.0%	12/2/28	2.7	4.1	4.1
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+600	0.8%	11/21/29	$2.1	2.1	2.2
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	23.3	23.1	23.8
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+600	0.8%	11/21/29	11.2	11.2	11.4
MB2 Dental Solutions LLC	(k)(t)(v)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	110.4	109.3	110.6
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	2.4	2.4	2.4
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	77.3	77.3	77.5
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF+600	0.8%	2/13/31	8.3	8.3	8.3
Medallia Inc	(m)(v)	Software & Services	SF+250, 4.0% PIK (4.0% Max PIK)	0.8%	10/29/28	221.4	219.7	221.4
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+550	1.0%	9/15/27	80.1	79.8	80.1
Med-Metrix	(v)	Software & Services	SF+500	1.0%	9/15/27	39.3	39.3	39.3
Med-Metrix	(x)	Software & Services	SF+550	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(m)(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	133.6	124.0	24.3
Misys Ltd	(v)(w)	Software & Services	SF+725	1.0%	9/13/29	0.2	0.2	0.2
Misys Ltd	(w)(x)	Software & Services	SF+725	1.0%	9/13/29	1.4	1.4	1.4
Model N Inc	(v)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	24.9	24.7	24.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Model N Inc	(x)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31		$5.1	$5.1	$5.0
Model N Inc	(x)	Software & Services	SF+500	0.8%	6/27/31		2.7	2.7	2.7
NBG Home	(v)(y)	Consumer Durables & Apparel			3/30/25		10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	3/31/25		32.7	30.7	9.5
NCI Inc	(ad)(v)	Software & Services	SF+750 PIK (SF+750 Max PIK)	1.0%	8/15/28		32.8	33.0	32.8
Net Documents	(v)	Software & Services	SF+625	1.0%	7/2/27		33.0	32.8	33.0
Net Documents	(v)	Software & Services	SF+625	1.0%	7/2/27		1.8	1.8	1.8
Net Documents	(x)	Software & Services	SF+625	1.0%	7/2/27		1.2	1.2	1.2
New Era Technology Inc	(i)(k)	Software & Services	SF+625	1.0%	10/31/26		25.1	24.4	25.0
New Era Technology Inc	(v)	Software & Services	SF+625	1.0%	10/31/26		3.7	3.7	3.7
New Era Technology Inc	(x)	Software & Services	SF+625	1.0%	10/31/26		0.9	0.9	0.9
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR+590	0.0%	6/10/31	SEK	313.8	29.0	28.7
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR+575	0.0%	6/10/31		42.4	3.4	3.9
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E+575	0.0%	6/10/31		€41.1	42.8	42.6
Nordic Climate Group Holding AB	(w)(x)	Commercial & Professional Services	SR+575	0.0%	6/10/31	SEK	184.7	17.6	17.0
NovaTaste Austria GmbH	(w)(x)	Food, Beverage & Tobacco	E+550	0.0%	4/5/30		€4.7	4.9	5.0
OEConnection LLC	(v)	Software & Services	SF+525	0.8%	4/22/31		$9.0	9.0	9.1
OEConnection LLC	(x)	Software & Services	SF+525	0.8%	4/22/31		10.3	10.3	10.3
OEConnection LLC	(x)	Software & Services	SF+525	0.8%	4/22/31		6.4	6.4	6.4
Omnimax International Inc	(i)(k)(m)(v)	Capital Goods	SF+800	1.0%	10/8/26		90.1	87.2	92.0
Omnimax International Inc	(f)(v)	Capital Goods	SF+800	1.0%	10/8/26		25.4	25.2	26.0
One Call Care Management Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	4/22/27		4.9	4.7	4.6
Oxford Global Resources LLC	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27		93.4	92.9	94.3
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27		8.5	8.5	8.6
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/21/26		2.3	2.3	2.3
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/23/28		72.4	71.7	72.4
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/21/26		2.0	2.0	2.0
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/23/28		16.9	16.9	16.9
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	SF+575	1.0%	7/12/27		93.2	92.6	93.2
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/29		96.6	96.2	99.5
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+300, SF+550 PIK (SF+550 Max PIK)	0.3%	8/21/29		177.4	176.5	181.0
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+550 PIK (SF+550 Max PIK)	1.0%	8/21/29		0.3	0.2	0.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 2.5% PIK (2.5% Max PIK)	1.0%	8/21/29		99.0	99.0	102.0
PSC Group	(v)	Transportation	SF+525	0.8%	4/3/30		0.3	0.3	0.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PSC Group	(v)	Transportation	SF+525	0.8%	4/3/31	$13.7	$13.6	$13.7
PSC Group	(x)	Transportation	SF+525	0.8%	4/3/30	2.1	2.1	2.1
PSC Group	(x)	Transportation	SF+525	0.8%	4/3/31	5.5	5.5	5.6
PSKW LLC (dba ConnectiveRx)	(i)(k)(m)(s)(t)(v)	Health Care Equipment & Services	SF+625	1.0%	3/9/26	231.6	227.7	231.6
Pure Fishing Inc	(v)	Consumer Durables & Apparel	SF+450	0.0%	12/22/25	33.2	32.9	29.9
Radwell International LLC/PA	(v)	Capital Goods	SF+550	0.8%	4/1/28	1.6	1.6	1.6
Radwell International LLC/PA	(i)(k)(m)	Capital Goods	SF+550	0.8%	4/1/29	67.0	67.0	67.1
Radwell International LLC/PA	(x)	Capital Goods	SF+550	0.8%	4/1/28	5.3	5.3	5.3
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF+625	0.0%	3/2/26	43.7	42.3	42.2
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF+625, 0.0% PIK (6.3% Max PIK)	0.0%	3/2/26	46.1	43.1	3.7
Reliant Rehab Hospital Cincinnati LLC	(x)	Health Care Equipment & Services	SF+625	0.0%	2/28/26	2.1	2.1	2.0
Revere Superior Holdings Inc	(m)(v)	Software & Services	SF+500	1.0%	10/1/29	42.2	41.8	42.4
Revere Superior Holdings Inc	(x)	Software & Services	SF+500	1.0%	10/1/29	3.8	3.8	3.8
Rise Baking Company	(v)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	1.0	0.9	1.0
Rise Baking Company	(k)(m)(v)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	28.1	27.7	28.1
Rise Baking Company	(x)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	4.3	4.3	4.3
Rockefeller Capital Management LP	(v)(w)	Financial Services	SF+500	0.5%	4/4/31	23.8	23.6	23.8
RSC Insurance Brokerage Inc	(i)(k)(v)	Insurance	SF+550	0.8%	11/1/29	186.2	182.2	186.2
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	11/1/29	7.7	7.6	7.7
Safe-Guard Products International LLC	(f)(t)(v)	Financial Services	SF+500	0.8%	4/3/30	43.5	43.1	43.2
Safe-Guard Products International LLC	(x)	Financial Services	SF+500	0.8%	4/3/30	8.8	8.8	8.8
SAMBA Safety Inc	(m)(v)	Software & Services	SF+525	1.0%	9/1/27	8.1	8.0	8.1
SAMBA Safety Inc	(v)	Software & Services	SF+525	1.0%	9/1/27	0.9	0.8	0.9
SAMBA Safety Inc	(x)	Software & Services	SF+525	1.0%	9/1/27	1.6	1.6	1.6
Shaw Development LLC	(v)	Capital Goods	SF+600	0.5%	10/30/29	28.7	28.4	28.6
Shaw Development LLC	(x)	Capital Goods	SF+600	0.5%	10/30/29	3.4	3.4	3.4
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF+550	1.0%	12/22/27	28.2	28.0	28.2
Source Code LLC	(k)(t)(v)	Software & Services	SF+650	1.0%	6/30/27	53.3	52.5	53.3
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27	64.5	63.0	64.5
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27	9.1	9.1	9.1
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27	7.9	7.9	7.9
Spotless Brands LLC	(v)	Consumer Services	SF+675	1.0%	7/25/28	12.7	12.5	12.9
Spotless Brands LLC	(v)	Consumer Services	SF+650	1.0%	7/25/28	12.3	12.1	12.5
Spotless Brands LLC	(x)	Consumer Services	SF+675	1.0%	7/25/28	6.0	6.0	6.1
STV Group Inc	(v)	Capital Goods	SF+500	0.8%	3/20/30	0.6	0.6	0.6
STV Group Inc	(f)(v)	Capital Goods	SF+500	0.8%	3/20/31	41.4	41.0	41.2
STV Group Inc	(x)	Capital Goods	SF+500	0.8%	3/20/30	7.7	7.7	7.7
STV Group Inc	(x)	Capital Goods	SF+500	0.8%	3/20/31	11.9	11.9	11.8
Summit Interconnect Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28	134.9	134.0	124.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575	1.0%	6/30/27	$15.7	$15.1	$15.7
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575 PIK (SF+575 Max PIK)	1.0%	6/30/27	28.8	28.8	28.8
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	SF+575	1.0%	11/30/26	5.7	5.7	5.7
Tangoe LLC	(m)(s)(v)	Software & Services	SF+650	1.0%	6/30/26	168.8	161.1	156.7
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services	12.5% PIK (12.5% Max PIK)		6/30/26	13.7	11.5	0.2
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28	€19.8	19.0	21.2
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components			9/4/24	41.6	40.1	4.2
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	9/30/25	$91.6	92.8	90.1
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27	45.1	44.5	42.5
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27	9.1	9.1	8.6
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27	€13.6	14.4	13.7
Time Manufacturing Co	(x)	Capital Goods	SF+650	0.8%	12/1/27	$14.7	14.7	13.8
Trescal SA	(v)(w)	Commercial & Professional Services	E+550	0.0%	4/29/30	€3.6	4.0	3.8
Trescal SA	(w)(x)	Commercial & Professional Services	E+550	0.0%	4/29/30	0.9	1.0	1.0
Turnpoint Services Inc	(v)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	$12.9	12.8	12.8
Turnpoint Services Inc	(x)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/30	1.6	1.6	1.6
Turnpoint Services Inc	(x)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	2.5	2.5	2.5
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF+375	0.5%	8/3/29	1.7	1.7	1.7
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	E+325	0.0%	8/6/29	€1.4	1.6	1.5
Version1 Software Ltd	(v)(w)	Software & Services	E+515, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	1.1	1.1	1.2
Version1 Software Ltd	(v)(w)	Software & Services	SA+515, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	£1.1	1.3	1.4
Version1 Software Ltd	(v)(w)	Software & Services	E+625	0.0%	7/31/30	€2.0	2.5	2.1
Version1 Software Ltd	(w)(x)	Software & Services	E+515, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	0.0	0.0	0.0
Version1 Software Ltd	(w)(x)	Software & Services	E+625	0.0%	7/31/30	11.7	12.3	12.2
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	$68.3	67.7	68.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+600	0.8%	8/31/29	4.2	4.2	4.2
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	6.7	6.6	6.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+600	0.8%	8/31/29	4.2	4.2	4.2
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)(i)(k)(m)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26	115.7	112.5	110.4
Wealth Enhancement Group LLC	(v)(w)	Financial Services	SF+550	1.0%	10/4/27	6.4	6.4	6.4
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+550	1.0%	10/4/27	1.1	1.1	1.1
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+550	1.0%	10/4/27	2.1	2.1	2.1
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods	0.1%, 5.9% PIK (5.9% Max PIK)		12/29/28	€52.2	55.9	52.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Woolpert Inc	(v)	Capital Goods	SF+500	1.0%	4/5/29	$3.7	$3.7	$3.7
Woolpert Inc	(f)(k)(t)	Capital Goods	SF+500	1.0%	4/5/30	67.0	67.0	66.3
Woolpert Inc	(x)	Capital Goods	SF+500	1.0%	4/5/29	14.8	14.8	14.7
Woolpert Inc	(x)	Capital Goods	SF+500	1.0%	4/5/30	37.1	37.1	36.7
Worldwise Inc	(v)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	40.7	40.6	32.6
Worldwise Inc	(v)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	10.8	10.8	8.7
Worldwise Inc	(x)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	28.0	28.0	22.4
Worldwise Inc	(x)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	3.4	3.4	2.7
Zendesk Inc	(m)(v)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	59.6	59.2	60.2
Zendesk Inc	(x)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	14.5	14.4	14.7
Zendesk Inc	(x)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	6.0	6.0	6.0
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (2.8% Max PIK)	0.8%	2/28/31	83.1	82.5	83.2
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/28/30	11.6	11.6	11.6
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	15.5	15.5	15.5
Total Senior Secured Loans—First Lien							9,558.9	9,245.0
Unfunded Loan Commitments							(1,063.5)	(1,063.5)
Net Senior Secured Loans—First Lien							8,495.4	8,181.5

Senior Secured Loans—Second Lien—13.8%
Apex Group Limited	(v)(w)	Financial Services	SF+675	0.5%	7/27/29	55.0	54.2	55.0
Belk Inc	(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	10.0% PIK (10.0% Max PIK)		7/31/25	32.8	4.2	0.7
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/26	13.6	13.1	9.2
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.6	38.9
Ellucian Inc	(v)	Software & Services	SF+800	1.0%	10/9/28	112.8	107.1	112.8
Integrated Power Services LLC	(v)	Commercial & Professional Services	SF+750	0.8%	11/22/29	46.3	45.6	45.6
Miami Beach Medical Group LLC	(v)(y)	Health Care Equipment & Services			6/14/28	6.0	3.6	—
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	175.0	167.6	175.0
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	129.8	125.1	129.8
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/11/27	6.9	6.9	6.9
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/19/27	7.2	7.2	7.2
Solera LLC	(v)	Software & Services	SF+900	1.0%	6/4/29	335.9	322.9	335.9
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services			3/12/34	8.3	4.5	4.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services			3/12/36	$24.0	$—	$—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/30	€3.8	4.1	3.7
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/30	2.3	3.0	2.8
Total Senior Secured Loans—Second Lien							911.7	928.0
Unfunded Loan Commitments							(3.1)	(3.1)
Net Senior Secured Loans—Second Lien							908.6	924.9

Other Senior Secured Debt—1.8%
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	$76.5	76.0	77.1
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	29.0	27.6	22.8
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	0.7	0.6	0.7
Warren Resources Inc	(v)	Energy	4.0%		12/1/26	24.3	24.3	20.2
Total Other Senior Secured Debt							128.5	120.8

Subordinated Debt—5.4%
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	21.1	20.8	20.7
ATX Networks Corp	(ab)(ad)(s)(v)(w)(y)(z)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	40.9	21.4	20.1
Colosseum Dental Group	(v)(w)	Health Care Equipment & Services	E+850 PIK (E+850 Max PIK)	0.0%	4/5/29	€10.9	11.3	11.3
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	$82.9	81.7	84.2
Encora Digital LLC	(v)	Commercial & Professional Services	9.8% PIK (9.8% Max PIK)		12/13/29	27.5	27.0	26.7
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	8/2/24	14.2	14.2	14.7
Miami Beach Medical Group LLC	(x)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	8/2/24	12.1	12.1	12.5
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	11.5	8.7	11.0
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	45.3	32.7	39.5
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.3	62.6
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	71.0	69.4	68.9
Total Subordinated Debt							360.6	372.2
Unfunded Debt Commitments							(12.1)	(12.1)
Net Subordinated Debt							348.5	360.1

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—30.2%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				8,516,891	$14.0	$—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29		$60.6	$59.1	$54.3
Abacus JV, ABF Equity	(ad)(v)(w)	Insurance				47,045,141		46.1	41.6
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services				2,778,491		3.2	2.5
Altavair AirFinance, ABF Equity	(ac)(v)(w)	Capital Goods				128,878,615		129.8	136.5
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF+1,000	0.0%	1/12/30		$4.9	4.9	4.9
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF+1,000	0.0%	1/12/30		$4.9	4.9	4.9
Australis Maritime II, ABF Equity	(ad)(v)(w)(y)	Transportation				17,300,740		17.3	18.8
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation				23,226,239		23.2	21.6
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services	5.0%, 9.5% PIK (9.5% Max PIK)		4/30/30		$0.0	16.9	16.9
Avenue One PropCo, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				10,195,937		10.2	11.2
Avenue One PropCo, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.0% PIK (7.0% Max PIK)		3/15/34		$31.1	31.1	31.1
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services				444,962,569		49.9	41.1
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR+925	0.0%	1/27/34	SEK	15.0	1.3	1.4
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	22.0%		11/8/27		$8.8	8.8	8.7
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$60.0	60.0	60.0
Bausch Health Cos Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$60.0	60.0	60.0
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components				54,407		—	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF+900	1.0%	11/3/25		$94.9	91.7	95.3
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF+900	1.0%	11/3/25		$12.0	12.0	12.1
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF+900	1.0%	11/3/25		$36.1	36.1	36.2
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)				20,470,965		22.5	32.6
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28		$40.9	40.3	40.9
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$10.3	10.3	10.3
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	1.6	1.1	1.2
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€2.3	2.4	2.5
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$1.8	1.8	1.8
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	2.4	1.9	1.9
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€1.7	1.9	1.9
Curia Global Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29		$42.0	42.0	42.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Curia Global Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29	$41.3	$41.3	$41.3
Drive Revel, ABF Equity	(v)(w)	Financial Services				5,088,516	5.5	5.5
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				501,251,043	298.1	240.0
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services				2,867,397	3.3	4.0
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services				6,397,812	6.4	6.1
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services				53,899,361	53.9	59.7
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services				10,662,084	10.7	9.7
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)(y)	Financial Services				13,848,044	13.8	14.7
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$32.0	32.0	32.0
GreenSky Holdings LLC, Term Loan	(ac)(x)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$3.0	3.0	3.0
Home Partners JV 2, ABF Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				4,471,509	4.4	4.3
Home Partners JV 2, ABF Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0% PIK (11.0% Max PIK)		3/20/30	$12.1	12.1	12.1
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			$99.7	98.9	99.7
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods				83,548,471	83.5	90.1
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26	$39.1	39.1	15.5
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment				30,478,189	0.3	30.4
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services				6,737,376	6.7	6.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)(y)	Capital Goods				9,543,442	8.9	9.0
My Community Homes PropCo 2, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				20,284,091	20.3	16.8
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5% PIK (7.5% Max PIK)		3/15/34	$62.0	62.0	62.0
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services	30.6%		1/25/27	$8.3	1.6	2.7
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate Management & Development	3.0%		4/1/26	$6.3	6.3	6.2
Optio Invest, ABF Equity	(v)(w)	Financial Services				3,304,635	4.2	4.2
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services				60,978,556	65.9	69.6
Prime ST LLC, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	7.3	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$58.9	57.3	30.1
Residential Opportunities I LLC, ABF Equity	(v)	Real Estate Management & Development				39	0.0	0.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Roemanu LLC (FKA Toorak Capital Partners LLC), ABF Equity	(ad)(v)	Financial Services				220,778,388	$236.5	$233.4
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.4	2.8
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development			10/25/53	5,199,630	8.5	8.1
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)	Financial Services				23,500,000	23.5	24.3
SunPower Financial, ABF Equity	(v)(w)(y)	Financial Services				3,690,938	3.7	4.0
Synovus Financial Corp, ABF Equity	(v)(w)	Banks				6,181,028	6.2	6.2
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£33.4	41.9	42.2
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£10.0	12.7	12.7
TDC LLP, ABF Equity	(ad)(v)(w)	Financial Services				1,576,060	2.0	2.0
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services	8.0%			£33.0	41.5	42.0
Vehicle Secured Funding Trust, ABF Equity	(v)(w)(y)	Financial Services				21,111,425	21.1	21.3
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services	15.0% PIK (15.0% Max PIK)		1/25/46	$64.2	64.2	64.2
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$55.0	55.0	55.3
Weber-Stephen Products LLC, Revolver	(w)(x)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$28.3	28.3	28.5
Total Asset Based Finance							2,299.7	2,217.0
Unfunded commitments							(191.9)	(191.9)
Net Asset Based Finance							2,107.8	2,025.1

Credit Opportunities Partners JV, LLC —20.7%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC				$1,637.3	1,571.7	1,388.1
Credit Opportunities Partners JV, LLC							1,571.7	1,388.1

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—16.2%(e)
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	$48.1	$49.3
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	1.8
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	9.1
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF+950 PIK (SF+950 Max PIK)	1.0%	4/30/31	15,000,000	14.1	12.4
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.2
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(n)(p)(y)	Energy				866,071	18.5	26.0
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(p)(y)	Energy				10,193	9.7	3.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493	$262.2	$250.7
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	0.0
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	—
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				6,516	9.9	—
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco				4,016,944	3.3	11.2
Bowery Farming Inc, Common Stock	(v)(y)	Food, Beverage & Tobacco				1,058,391	10.0	—
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco				147,815,378	0.0	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	161,828	0.0	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	1,918,831	0.0	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	6.9
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	3.7
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.7	28.3
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel				228,806	35.4	9.4
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel	15.9% PIK (15.9% Max PIK)			2,068,400	4.0	6.1
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel				7,701,195	2.5	1.0
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services				250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services				1,000	8.2	4.8
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services				745	—	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	16.6
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	1.7
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	0.0	2.5
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)(z)	Materials	0.0% PIK (12.5% Max PIK)		2/15/28	15,279	214.5	152.5
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services				26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services				26,230,661	48.3	25.2
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,944,319	8.0	4.6
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	6.1
Maverick Natural Resources LLC, Common Stock	(n)(o)(y)	Energy				259,211	61.3	39.7
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	3.5
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%		82,154,031	78.1	78.8
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	23.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor(b)	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	$—	$—
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services				34,872	2.1	2.3
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services				371,992	22.8	18.9
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	7.9	7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				589,656	0.6	0.3
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	5.8
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	127.4
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	2.4
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel				4,563	8.3	9.8
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				2,760,564	2.8	11.6
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.1
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.7
Sorenson Communications LLC, Common Stock	(j)(u)(v)	Telecommunication Services				42,731	7.1	13.4
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.4
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		76,878,880	73.5	80.7
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				454,343,603	4.8	8.0
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	2.2
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods				11,630	8.0	3.5
Worldwise Inc, Preferred Equity	(v)(y)	Household & Personal Products				830,617	0.3	—
Total Equity/Other							1,159.3	1,086.9
TOTAL INVESTMENTS—210.0%							$14,719.8	14,087.4
LIABILITIES IN EXCESS OF OTHER ASSETS—(110.0%)								(7,380.4)
NET ASSETS—100.0%								$6,707.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at June 30, 2024	Unrealized Appreciation (Depreciation)
AUD	10/21/2024	JP Morgan Chase Bank	A$	8.3	Sold	$5.2	$5.6	$(0.4)
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.2	Sold	1.5	1.4	0.1
AUD	10/21/2024	JP Morgan Chase Bank	A$	2.3	Sold	1.5	1.5	0.0
CAD	11/18/2024	JP Morgan Chase Bank	C$	1.1	Sold	0.8	0.8	0.0
GBP	11/25/2024	JP Morgan Chase Bank	£	1.4	Sold	1.7	1.8	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	3.4	Sold	4.1	4.3	(0.2)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.7	Sold	2.1	2.2	(0.1)
GBP	11/25/2024	JP Morgan Chase Bank	£	5.0	Sold	6.0	6.3	(0.3)
GBP	11/25/2024	JP Morgan Chase Bank	£	1.9	Sold	2.3	2.4	(0.1)
GBP	4/3/2025	JP Morgan Chase Bank	£	1.5	Sold	1.9	1.9	0.0
GBP	1/20/2026	JP Morgan Chase Bank	£	6.2	Sold	7.5	7.9	(0.4)
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	17.1	(0.5)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.3	4.4	(0.1)
SEK	10/27/2025	JP Morgan Chase Bank	SEK	529.3	Sold	49.5	51.2	(1.7)
SEK	4/14/2027	JP Morgan Chase Bank	SEK	167.0	Sold	16.4	16.5	(0.1)
Total						$121.4	$125.3	$(3.9)

Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
Interest Rate Swap	6.875% Notes	6.875%	SOFR + 2.754%	ING Capital Markets LLC	8/15/2029	$200	$—	$—	$—
Interest Rate Swap	6.875% Notes	6.875%	SOFR + 2.788%	ING Capital Markets LLC	8/15/2029	400	(1)	—	(1)
Total						$600	$(1)	$—	$(1)
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2024, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.59%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 3.71%, Canadian Dollar Offer Rate, or CDOR or “C”, was 4.97%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.50%, the Reykjavik Interbank Offered Rate, or REIBOR or “R”, was 9.66%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 3.71%, the Sterling Interbank Offered Rate, or SONIA or “SA”, was 5.13%, the Secured Overnight Financing Rate, or SOFR or “SF”, was 5.33% and the U.S. Prime Lending Rate, or Prime or “P”, was 8.50%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
(e)Listed investments may be treated as debt for GAAP or tax purposes.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

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
(w)The investment, or portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2024, 74.7% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of June 30, 2024.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person as of June 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Affordable Care Inc	$35.6	$16.1	$(15.0)	$—	$0.5	$37.2	$2.1	$—	$—	$—
Affordable Care Inc	7.3	4.9	—	—	0.1	12.3	0.6	—	—	—
Belk Inc	13.2	—	(4.4)	0.7	3.0	12.5	—	—	—	—
Belk Inc	20.0	0.1	—	—	1.7	21.8	1.7	—	—	—
Constellis Holdings LLC	15.1	0.2	—	—	(0.2)	15.1	1.2	—	—	—
Galaxy Universal LLC	86.4	—	(0.4)	—	0.7	86.7	5.1	—	—	—
Galaxy Universal LLC	18.1	—	—	—	0.4	18.5	1.0	—	—	—
One Call Care Management Inc	4.2	—	—	—	0.4	4.6	0.3	—	—	—
Senior Secured Loans—Second Lien
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Belk Inc	$—	$—	$—	$—	$0.7	$0.7	$—	$—	$—	$—
Constellis Holdings LLC	9.0	—	—	—	0.2	9.2	1.2	—	—	—
Other Senior Secured Debt
One Call Care Management Inc	20.6	1.3	—	—	0.9	22.8	—	1.3	—	—
Asset Based Finance
Altavair AirFinance, ABF Equity	133.9	—	(0.1)	—	2.7	136.5	—	—	—	8.5
Accelerator Investments Aggregator LP, ABF Equity	2.5	—	—	—	—	2.5	—	—	—	—
GreenSky Holdings LLC, ABF Equity	—	10.7	—	—	(1.0)	9.7	—	—	—	—
GreenSky Holdings LLC, ABF Equity	—	13.8	—	—	0.9	14.7	—	—	—	—
GreenSky Holdings LLC, Term Loan	—	32.0	—	—	—	32.0	—	0.5	—	—
Home Partners JV 2, Structured Mezzanine	11.4	0.7	—	—	—	12.1	—	0.6	—	—
Home Partners JV 2, ABF Equity	0.2	—	—	—	—	0.2	—	—	—	—
Home Partners JV 2, ABF Equity	4.2	—	—	—	0.1	4.3	—	—	—	—
Equity/Other
Affordable Care Inc, Preferred Stock	50.0	—	—	—	(0.7)	49.3	—	2.8	—	—
athenahealth Inc, Preferred Stock	252.6	—	—	—	(1.9)	250.7	—	14.5	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock(4)	11.2	—	(4.9)	—	(6.3)	—	—	—	—	—
Constellis Holdings LLC, Private Equity	—	—	—	—	—	—	—	—	—	—
Fronton BV, Common Stock	1.8	—	(1.7)	1.7	(1.8)	—	—	—	—	—
Galaxy Universal LLC, Common Stock	0.5	—	—	—	8.9	9.4	—	—	—	—
Galaxy Universal LLC, Trade Claim	1.0	—	—	—	—	1.0	—	—	—	—
Galaxy Universal LLC, Preferred Stock	5.5	—	—	—	0.6	6.1	—	0.2	—	—
One Call Care Management Inc, Preferred Stock A	18.5	—	—	—	0.4	18.9	—	—	—	—
One Call Care Management Inc, Common Stock	1.9	—	—	—	0.4	2.3	—	—	—	—
One Call Care Management Inc, Preferred Stock B	7.7	—	(0.1)	—	0.1	7.7	—	0.3	—	—
Proserv Acquisition LLC, Class A Common Units	3.5	—	—	—	(1.1)	2.4	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	—	—	—	9.5	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	(10.2)	10.2	—	—	—	—	—
Total	$745.4	$79.8	$(26.6)	$(7.8)	$19.9	$810.7	$13.2	$20.2	$—	$8.5
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
(3)Interest, PIK, fee and dividend income presented for the full six months ended June 30, 2024.
(4)The Company held this investment as of June 30, 2024 but it was not deemed to be an "affiliated person" of the portfolio company as of June 30, 2024.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the six months ended June 30, 2024, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control as of June 30, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
ATX Networks Corp	$65.1	$32.5	$(64.9)	$—	$0.7	$33.4	$5.1	$—	$—	$—
ATX Networks Corp	—	14.3	—	—	—	14.3	0.2	—	—	—
ATX Networks Corp	—	46.0	—	—	—	46.0	0.9	—	—	—
Gracent LLC	24.5	2.6	—	—	(0.1)	27.0	—	2.6	—	—
HM Dunn Co Inc	35.8	—	(0.5)	—	—	35.3	2.1	—	—	—
HM Dunn Co Inc	1.0	1.2	—	—	—	2.2	0.1	—	—	—
Kellermeyer Bergensons Services LLC	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC	—	187.9	(0.5)	—	4.5	191.9	1.4	1.9	—	—
Kellermeyer Bergensons Services LLC	—	82.3	—	—	1.6	83.9	1.7	1.7	—	—
NCI Inc	32.2	0.9	(0.3)	—	—	32.8	—	2.1	—	—
Production Resource Group LLC	168.6	14.4	(0.6)	—	(1.4)	181.0	10.1	6.3	5.3	—
Production Resource Group LLC	0.1	0.1	—	—	0.1	0.3	—	—	—	—
Production Resource Group LLC	63.6	3.0	(1.5)	—	(0.9)	64.2	3.5	1.0	—	—
Production Resource Group LLC	34.8	1.3	(0.9)	—	0.1	35.3	2.5	0.5	—	—
Production Resource Group LLC	—	100.0	(1.0)	—	3.0	102.0	1.5	0.3	4.0	—
Warren Resources Inc	18.8	—	(19.0)	0.5	(0.3)	—	1.0	0.1	—	—
Wittur Holding GmbH	—	55.9	—	—	(3.8)	52.1	0.2	1.0	—	—
Senior Secured Loans—Second Lien
Quoizel LLC	6.5	0.4	—	—	—	6.9	—	0.4	—	—
Quoizel LLC	6.8	0.4	—	—	—	7.2	—	0.4	—	—
Other Senior Secured Debt
JW Aluminum Co	77.1	0.1	—	—	(0.1)	77.1	4.0	—	—	—
Subordinated Debt
ATX Networks Corp	32.9	1.9	—	—	(14.7)	20.1	—	0.7	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	52.7	0.1	—	—	1.5	54.3	2.5	0.9	—	—
801 5th Ave, Seattle, ABF Equity	—	—	—	—	—	—	—	—	—	—
Abacus JV, Private Equity	48.5	—	—	—	(6.9)	41.6	—	—	—	—
Australis Maritime, Common Stock	35.8	—	(12.2)	—	(2.0)	21.6	—	—	—	0.3
Australis Maritime II, ABF Equity	12.2	6.4	—	—	0.2	18.8	—	—	—	—
Avenue One PropCo, ABF Equity	38.8	—	(37.9)	—	(0.9)	—	—	—	—	—
Avenue One PropCo, ABF Equity	—	10.2	—	—	1.0	11.2	—	—	—	—
Avenue One PropCo, Term Loan	—	31.1	—	—	—	31.1	—	0.6	—	—
Avida Holding AB, Common Stock	42.9	—	—	—	(1.8)	41.1	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Avida Holding AB, Subordinated Bond	$1.5	$—	$—	$—	$(0.1)	$1.4	$0.1	$—	$—	$—
Capital Automotive LP, ABF Equity	32.4	—	(0.7)	—	0.9	32.6	—	—	—	1.5
Capital Automotive LP, Structured Mezzanine	41.5	—	(0.6)	—	—	40.9	2.3	—	—	—
Kilter Finance, Preferred Stock	99.7	—	—	—	—	99.7	6.6	—	—	—
Kilter Finance, ABF Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	65.6	20.2	—	—	4.3	90.1	—	—	—	1.9
KKR Central Park Leasing Aggregator L.P., Partnership Interest	15.3	—	—	—	0.2	15.5	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	99.9	(0.1)	(89.2)	—	19.8	30.4	—	—	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	8.3	—	(2.5)	—	0.5	6.3	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	11.8	—	(2.4)	—	(0.4)	9.0	—	—	—	—
My Community Homes PropCo 2, ABF Equity	78.8	—	(81.1)	—	2.3	—	—	—	—	—
My Community Homes PropCo 2, ABF Equity	—	20.3	—	—	(3.5)	16.8	—	—	—	—
My Community Homes PropCo 2, Term Loan	—	62.0	—	—	—	62.0	—	1.4	—	—
Prime St LLC, ABF Equity	—	—	—	—	—	—	—	—	—	—
Prime St LLC, Structured Mezzanine	33.1	0.1	—	—	(3.1)	30.1	1.5	1.8	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	241.0	—	—	—	(7.6)	233.4	—	—	—	0.3
TDC LLP, Preferred Equity	27.8	15.2	—	—	(1.0)	42.0	0.8	—	—	—
TDC LLP, Preferred Equity	2.0	—	—	—	—	2.0	—	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.9	—	—	—	(8.8)	1,388.1	—	—	—	108.8
Equity/Other
ATX Networks Corp, Common Stock	25.9	—	—	—	(25.9)	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	2.5	—	—	—	(2.5)	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	0.8	—	—	—	(0.8)	—	—	—	—	—
Borden (New Dairy Opco), Common Stock(4)	—	4.9	(2.0)	0.4	7.9	11.2	—	—	—	—
Gracent LLC, Preferred Stock A	—	—	—	(8.0)	8.0	—	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	3.8	—	—	—	1.0	4.8	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	25.1	—	—	—	(8.5)	16.6	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.5	—	—	—	—	2.5	—	—	—	—
JW Aluminum Co, Preferred Stock	148.7	—	—	—	3.8	152.5	—	—	—	—
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	—	48.3	—	—	(23.1)	25.2	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
NCI Inc, Class B-1 Common Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
NCI Inc, Class C Common Stock	19.7	—	—	—	3.9	23.6	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	120.7	—	—	—	6.7	127.4	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	10.2	—	—	—	(0.4)	9.8	—	—	—	—
Quorum Health Corp, Trade Claim	0.9	—	—	—	—	0.9	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	7.7	1.9	—	—	2.0	11.6	—	—	—	—
Warren Resources Inc, Common Stock	12.3	—	(10.7)	(2.1)	0.5	—	—	—	—	—
Wittur Holding GmbH, Common Stock	—	8.0	—	—	(4.5)	3.5	—	—	—	—
Total	$3,335.7	$773.8	$(328.5)	$(9.2)	$(48.6)	$3,723.2	$48.1	$23.7	$9.3	$112.9
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
(3)Interest, PIK, fee and dividend income presented for the full six months ended June 30, 2024.
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	$3.0	$2.6
Wittur Holding GmbH	(v)(w)(y)(z)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	10/4/27	114.5	122.5	31.0
Total Senior Secured Loans—Second Lien							1,161.1	1,092.8
Unfunded Loan Commitments							(3.0)	(3.0)
Net Senior Secured Loans—Second Lien							1,158.1	1,089.8

Other Senior Secured Debt—1.5%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/31/24	$65.1	2.7	0.7
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.9	77.1
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	27.8	26.3	20.6
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	0.7	0.6	0.7
Total Other Senior Secured Debt							105.5	99.1

Subordinated Debt—4.7%
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	13.3	13.0	13.0
Apex Service Partners LLC	(x)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	6.5	6.5	6.3
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	1.0	1.0	1.0
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	32.9	19.5	32.9
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	77.5	76.3	74.1
Encora Digital LLC	(v)	Commercial & Professional Services	9.8% PIK (9.8% Max PIK)		12/13/29	26.2	25.6	25.1
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	5/24/24	6.3	6.3	6.4
Miami Beach Medical Group LLC	(x)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	5/24/24	20.0	20.0	20.2
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	11.0	8.9	10.4
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	43.6	32.0	36.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.2	61.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	66.1	64.5	62.7
Total Subordinated Debt							334.8	349.1
Unfunded Loan Commitments							(26.5)	(26.5)
Net Subordinated Debt							308.3	322.6

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—30.3%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				8,516,891	$14.0	$—
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$60.6	59.0	52.7
Abacus JV, Private Equity	(ad)(v)(w)	Insurance				47,045,141	46.1	48.5
Accelerator Investments Aggregator LP, Private Equity	(ac)(v)(w)(y)	Financial Services				2,778,491	3.2	2.5
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				32,850,984	$32.9	$34.5
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				4,471,509	4.4	4.2
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				168,710	0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0% PIK (11.0% Max PIK)		3/20/30	$11.4	11.4	11.4
Jet Edge International LLC, Structured Mezzanine	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$46.0	46.0	46.9
Jet Edge International LLC, Structured Mezzanine	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26	$0.7	0.7	0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			99,700,000	98.9	99.7
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods				63,265,438	63.3	65.6
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26	$39.1	39.1	15.3
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment				89,492,619	89.6	99.9
KKR Residential Opportunities I LLC, Private Equity	(v)	Real Estate Management & Development				6,285,920	6.3	7.3
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services				9,221,222	9.2	8.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)(y)	Capital Goods				11,976,417	11.3	11.8
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				81,136,364	81.1	78.8
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services	2.0%		1/25/27	$8.3	2.4	2.2
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate Management & Development	10.0%		4/1/26	$42.6	42.6	40.9
Optio Invest, Private Equity	(v)(w)(y)	Financial Services				810,922	1.0	1.0
PayPal Europe Sarl et Cie SCA, Private Equity	(v)(w)(y)	Financial Services				55,605,051	59.8	59.6
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	7.3	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$58.9	57.2	33.1
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Financial Services				220,778,388	236.5	241.0
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.4	2.7
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Financial Services				23,500,000	23.5	24.4
SunPower Financial, Private Equity	(v)(w)(y)	Financial Services				3,690,938	3.7	4.5
Synovus Financial Corp, Private Equity	(v)(w)	Banks				8,345,434	8.3	8.4
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£33.1	41.6	42.1
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£10.3	13.0	12.9
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services	8.0%			£21.7	26.3	27.8
TDC LLP, Private Equity	(ad)(v)(w)	Financial Services				1,576,060	2.0	2.0
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	$39.7	$33.9
Fox Head Inc, Common Stock	(j)(v)(y)	Consumer Durables & Apparel				10,000,000	2.9	—
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	—	1.8
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel				228,806	35.4	0.5
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel	15.9% PIK (15.9% Max PIK)			2,068,400	4.0	5.5
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel				7,701,195	2.5	1.0
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services				250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services				1,000	8.2	3.8
Gracent LLC, Preferred Stock A	(ad)(n)(y)	Health Care Equipment & Services				500	8.0	—
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services				745	—	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	7.3
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	25.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.4
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.5
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)(z)	Materials	0.0% PIK (12.5% Max PIK)		2/15/28	15,279	214.5	148.7
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,944,319	8.0	5.6
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	5.0
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	61.3	84.4
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	3.7
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%		75,534,743	71.5	71.2
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	19.7
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services				34,872	2.1	1.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services				371,992	22.8	18.5
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				589,656	0.6	0.3
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products				30,000	3.0	7.1
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	120.7
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	—	—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	3.5
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel				4,563	8.3	10.2
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				920,188	0.9	7.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	$0.7	$0.9
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.1
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.6
Sorenson Communications LLC, Common Stock	(j)(u)(v)	Telecommunication Services				42,731	7.1	2.9
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.1
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		76,878,880	73.5	82.6
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				683,240,044	7.2	10.4
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	1.9
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	12.3
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	—
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				43,974	2.1	—
Worldwise Inc, Preferred Equity	(v)	Household & Personal Products	20.0% PIK (20.0% Max PIK)			830,617	0.3	0.8
Total Equity/Other							1,149.0	1,134.5
TOTAL INVESTMENTS—213.9%							$15,419.8	14,649.3
LIABILITIES IN EXCESS OF OTHER ASSETS—(113.9%)								(7,800.3)
NET ASSETS—100%								$6,849.0
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2024. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2023 included in the Company’s annual report on Form 10-K for the year ended December 31, 2023. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The December 31, 2023 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2023. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. For the six months ended June 30, 2024 and 2023, the Company recognized $21 and $6, respectively, in structuring fee revenue. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
Derivative Instruments: The Company’s derivative instruments include foreign currency forward contracts and interest rate swaps. The Company has designated certain interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, and as a result, the change in fair value of the hedging instruments and hedged items are recorded in and recognized as components of interest expense in the Company’s consolidated statements of operations. The change in fair value of the interest rate swaps is offset by a change in the carrying value of the corresponding fixed rate debt.
For all other derivatives, the Company does not utilize hedge accounting and recognizes such derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Changes in fair value of derivative contracts entered into by the Company which have not been designated as hedging instruments are recognized through the net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses on the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 3. Share Transactions

Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
	Shares	Amount	Shares	Amount
Share Repurchase Program	—	—	(1,665,317)	$(32)
Net Proceeds from Share Transactions	—	—	(1,665,317)	$(32)
During the six months ended June 30, 2024, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 1,628,448 shares of common stock in the open market at an average price per share of $19.95 (totaling $32) pursuant to the DRP, and distributed such shares to participants in the DRP. During the six months ended June 30, 2023, the administrator for the DRP purchased 1,562,243 shares of common stock in the open market at an average price per share of $18.37 (totaling $29) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from July 1, 2024 to July 31, 2024, the administrator for the DRP purchased 761,358 shares of common stock in the open market at an average price per share of $20.31 (totaling $15) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
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
The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2024 and 2023:

			Three Months Ended		Six Months Ended
Related Party			June 30,		June 30,
	Source Agreement	Description	2024	2023	2024	2023
The Adviser	Investment advisory agreement	Base Management Fee(1)	$54	$56	$109	$114
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$45	$47	$88	$93
The Adviser	Administration agreement	Administrative Services Expenses(3)	$2	$4	$5	$7
________________
(1)During the six months ended June 30, 2024 and 2023, $111 and $117 in base management fees were paid to the Adviser. As of June 30, 2024, $54 in base management fees were payable to the Adviser.
(2)During the six months ended June 30, 2024 and 2023, $85 and $73, respectively, of subordinated incentive fees on income were paid to the Adviser. As of June 30, 2024, subordinated incentive fees on income of $44 were payable to the Adviser.
(3)During the six months ended June 30, 2024 and 2023, $4 and $6, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.5 for the six months ended June 30, 2024. The Company paid $3 and $7, respectively, in administrative services expenses to the Adviser during the six months ended June 30, 2024 and 2023.
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
Note 5. Distributions
The following table reflects the cash distributions per share that the Company has declared on its common stock during the six months ended June 30, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$0.70	$196
June 30, 2023	0.75	210
Total	$1.45	$406
Fiscal 2024
March 31, 2024	$0.75	$210
June 30, 2024	0.75	210
Total	$1.50	$420
On July 31, 2024, the Company’s board of directors declared a regular quarterly cash distribution of $0.70 per share, which will be paid on or about October 2, 2024 to stockholders of record as of the close of business on September 11, 2024. Additionally, the Company's board of directors previously declared special distributions totaling $0.10 per share to be paid in two equal installments by the second calendar quarter of 2024. The first of these two $0.05 per share special distributions was paid on February 28, 2024 to stockholders of record as of the close of business on February 14, 2024. The second $0.05 per share special distribution was paid on May 29, 2024 to stockholders of record as of the close of business on May 15, 2024. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024		2023
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	420	100%	406	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$420	100%	$406	100%
________________
(1)During the six months ended June 30, 2024 and 2023, 88.3% and 86.2%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.8% and 3.1%, respectively, was attributable to non-cash accretion of discount and 8.9% and 10.7%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2024, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,323. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of June 30, 2024 and December 31, 2023, the Company’s gross unrealized appreciation on a tax basis was $1,263 and $1,282, respectively. As of June 30, 2024 and December 31, 2023, the Company’s gross unrealized depreciation on a tax basis was $2,238 and $2,418, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $15,798 and $16,517 as of June 30, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,711) and $(1,868) as of June 30, 2024 and December 31, 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of June 30, 2024, the Company had a deferred tax liability of $4 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $113 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
subsidiaries. As of June 30, 2024, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $113.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,494	$8,181	58.1%	$8,890	$8,529	58.2%
Senior Secured Loans—Second Lien	909	925	6.6%	1,158	1,090	7.5%
Other Senior Secured Debt	129	121	0.9%	106	99	0.7%
Subordinated Debt	349	360	2.5%	308	323	2.2%
Asset Based Finance	2,108	2,025	14.4%	2,237	2,077	14.2%
Credit Opportunities Partners JV, LLC	1,572	1,388	9.8%	1,572	1,397	9.5%
Equity/Other	1,159	1,087	7.7%	1,149	1,134	7.7%
Total	$14,720	$14,087	100.0%	$15,420	$14,649	100.0%
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
As of June 30, 2024, the Company held investments in twenty-nine portfolio companies of which it is deemed to “control.” As of June 30, 2024, the Company held investments in eleven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of June 30, 2024 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $1,269.5, unfunded equity/other commitments of $481.4 and unfunded commitments of $735.2 to Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV. As of December 31, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $995.1, unfunded equity/other commitments of $616.4 and unfunded commitments of $560.2 to COPJV. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2024 and the Company’s audited consolidated schedule of investments as of December 31, 2023.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(Unaudited)		December 31, 2023
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$4	0.0%
Banks	6	0.0%	8	0.1%
Capital Goods	1,960	13.9%	1,970	13.5%
Commercial & Professional Services	1,790	12.7%	1,826	12.5%
Consumer Discretionary Distribution & Retail	181	1.3%	259	1.8%
Consumer Durables & Apparel	195	1.4%	185	1.3%
Consumer Services	300	2.1%	240	1.6%
Consumer Staples Distribution & Retail	103	0.7%	105	0.7%
Credit Opportunities Partners JV, LLC	1,388	9.9%	1,397	9.5%
Energy	104	0.7%	162	1.1%
Equity Real Estate Investment Trusts (REITs)	296	2.1%	293	2.0%
Financial Services	919	6.5%	986	6.7%
Food, Beverage & Tobacco	129	0.9%	181	1.2%
Health Care Equipment & Services	1,682	12.0%	1,709	11.7%
Household & Personal Products	151	1.1%	166	1.1%
Insurance	837	6.0%	839	5.7%
Materials	319	2.3%	228	1.6%
Media & Entertainment	765	5.4%	717	4.9%
Pharmaceuticals, Biotechnology & Life Sciences	327	2.3%	286	2.0%
Real Estate Management & Development	45	0.3%	79	0.5%
Software & Services	2,232	15.9%	2,472	16.9%
Technology Hardware & Equipment	2	0.0%	4	0.0%
Telecommunication Services	64	0.5%	79	0.5%
Transportation	288	2.0%	454	3.1%
Total	$14,087	100.0%	$14,649	100.0%

Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. Effective June 6, 2024, the Second Amended and Restated Limited Liability Company Agreement, or, as amended, the COPJV Agreement, between the Company and SCRS was amended, increasing the capital commitments of each member. The COPJV Agreement requires the Company and SCRS to provide capital to COPJV of up to $2,640 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of June 30, 2024, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
During the six months ended June 30, 2024, the Company sold investments with a cost of $188.7 for proceeds of $190.0 to COPJV and recognized a net realized gain (loss) of $1.3 in connection with the transactions. As of June 30, 2024, $199.8 of these sales to COPJV are included in the Company’s receivable for investments sold in the consolidated statements of assets and liabilities.
Below is selected balance sheet information for COPJV as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024 (Unaudited)	December 31, 2023
Selected Balance Sheet Information
Total investments, at fair value	$3,124.1	$3,470.8
Cash and other assets	412.6	272.2
Total assets	3,536.7	3,743.0
Debt	1,629.4	1,840.1
Other liabilities	321.0	306.5
Total liabilities	1,950.4	2,146.6
Member's equity	$1,586.3	$1,596.4
Below is selected statement of operations information for COPJV for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Selected Statement of Operations Information
Total investment income	$90.2	$97.4	$180.8	$190.5
Expenses
Interest expense	29.9	31.8	62.3	61.2
Custodian and accounting fees	0.4	0.4	0.8	0.8
Administrative services	2.3	2.4	4.7	4.8
Professional services	0.2	0.1	0.3	0.2
Other	0.4	0.4	0.6	0.6
Total expenses	33.2	35.1	68.7	67.6
Net investment income	57.0	62.3	112.1	122.9
Net realized and unrealized gain (loss)	(0.6)	(17.3)	(3.2)	(51.1)
Net increase in net assets resulting from operations	$56.4	$45.0	$108.9	$71.8

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated balance sheets held as of June 30, 2024 and December 31, 2023:

Derivative Instrument	Statement Location	June 30, 2024 (Unaudited)	December 31, 2023
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$—	$13
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(4)	(4)
Total		$(4)	$9

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the six months ended June 30, 2024 and 2023 are in the following locations in the consolidated statements of operations:

		Six Months Ended June 30,
Derivative Instrument	Statement Location	2024	2023
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$19	$4
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(13)	(3)
Total		$6	$1

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$0	$—	$—	$—
Total	$0	$0	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(4)	$—	$—	$—	$(4)
Total	$(4)	$—	$—	$—	$(4)

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
The average notional balance for foreign currency forward contracts during the six months ended June 30, 2024 and 2023 was $188.0 and $223.2, respectively.
Interest Rate Swaps
In connection with the Company’s issuance of $600 aggregate principal amount of its 6.875% notes due 2029, or the 6.875% Notes, the Company entered into interest rate swap agreements for a total notional amount of $600 that mature on August 15, 2029 to reduce the exposure to changes in fair value associated with the 6.875% Notes. Under the first interest rate swap agreement, entered into on June 13, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.754% on a notional amount of $200. Under the second interest rate swap agreement, entered into on June 27, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.788% on a notional amount of $400. The Company designated these interest rate swaps and the 6.875% Notes as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.875% Notes.
As of June 30, 2024, the counterparty to the Company’s interest rate swap agreements was ING Capital Markets LLC.
As a result of the Company’s designation of the interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instruments and the related hedged items, with the changes

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)
in the fair value of each being recorded in interest expense. The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of June 30, 2024:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap(1)	$200	8/15/2029	$—	$—	Other accrued expenses and liabilities
Interest rate swap(1)	$400	8/15/2029	—	1	Other accrued expenses and liabilities
Total			$—	$1
___________
(1)The liability related to the fair value of the interest rate swaps was offset by a $1 decrease to the carrying value of the 6.875% Notes due 2029.

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
As of June 30, 2024 and December 31, 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

	June 30, 2024
Valuation Inputs	(Unaudited)	December 31, 2023
Level 1—Price quotations in active markets	$1	$1
Level 2—Significant other observable inputs	137	178
Level 3—Significant unobservable inputs	12,561	13,073
Investments measured at net asset value(1)	1,388	1,397
	$14,087	$14,649
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
In addition, the Company had foreign currency forward contracts and interest rate swaps, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2024 and December 31, 2023.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the six months ended June 30, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$8,429	$1,090	$21	$322	$2,077	$1,134	$13,073
Accretion of discount (amortization of premium)	25	2	—	—	1	—	28
Net realized gain (loss)	(125)	(100)	(2)	—	(63)	(16)	(306)
Net change in unrealized appreciation (depreciation)	45	84	(1)	(4)	77	(59)	142
Purchases	2,721	51	24	27	547	58	3,428
Paid-in-kind interest	34	1	1	15	5	7	63
Sales and repayments	(3,007)	(203)	—	—	(619)	(38)	(3,867)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,122	$925	$43	$360	$2,025	$1,086	$12,561
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(35)	$(7)	$(3)	$(3)	$8	$(81)	$(121)

	For the Six Months Ended June 30, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,124	$874	$22	$264	$1,902	$1,199	$13,385
Accretion of discount (amortization of premium)	23	2	—	1	1	—	27
Net realized gain (loss)	1	(48)	—	(126)	7	(96)	(262)
Net change in unrealized appreciation (depreciation)	(34)	27	(2)	130	(39)	120	202
Purchases	562	3	—	8	67	12	652
Paid-in-kind interest	28	—	1	10	4	15	58
Sales and repayments	(1,072)	(5)	—	—	(163)	(16)	(1,256)
Transfers into Level 3	33	—	—	—	—	—	33
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,665	$853	$21	$287	$1,779	$1,234	$12,839
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(41)	$(22)	$(2)	$4	$(39)	$22	$(78)

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2024 and December 31, 2023 were as follows:

Type of Investment	Fair Value at June 30, 2024 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,575	Discounted Cash Flow	Discount Rate	5.6% - 19.5% (11.3%)	Decrease
	1,246	Waterfall	EBITDA Multiple	0.2x - 10.6x (7.8x)	Increase
	199	Cost
	70	Other(3)
Subordinated Debt	325	Discounted Cash Flow	Discount Rate	10.7% - 15.5% (13.0%)	Decrease
	35	Waterfall	EBITDA Multiple	0.2x - 10.0x (5.8x)	Increase
Asset Based Finance	1,374	Discounted Cash Flow	Discount Rate	5.6% - 42.7% (11.9%)	Decrease
	567	Waterfall	EBITDA Multiple	1.0x - 1.4x (1.2x)	Increase
	81	Other(3)
	3	Indicative Dealer Quotes		32.2% - 32.2% (32.2%)	Increase
Equity/Other	604	Waterfall	EBITDA Multiple	0.6x - 15.8x (7.3x)	Increase
	475	Discounted Cash Flow	Discount Rate	5.0% - 21.2% (14.9%)	Decrease
	7	Other(3)
Total	$12,561

Type of Investment	Fair Value at December 31, 2023	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$8,356	Discounted Cash Flow	Discount Rate	6.1% - 25.0% (11.6%)	Decrease
	1,165	Waterfall	EBITDA Multiple	0.6x - 10.8x (8.1x)	Increase
	15	Cost
	4	Other(3)
Subordinated Debt	289	Discounted Cash Flow	Discount Rate	10.7% - 21.0% (13.7%)	Decrease
	33	Waterfall	EBITDA Multiple	7.5x - 7.5x (7.5x)	Increase
Asset Based Finance	1,232	Discounted Cash Flow	Discount Rate	5.9% - 43.2% (11.1%)	Decrease
	616	Waterfall	EBITDA Multiple	1.0x - 1.3x (1.1x)	Increase
	118	Cost
	109	Other(3)
	2	Indicative Dealer Quotes		26.8% - 26.8% (26.8%)	Increase
Equity/Other	603	Waterfall	EBITDA Multiple	0.6x - 14.8x (6.5x)	Increase
	521	Discounted Cash Flow	Discount Rate	5.2% - 21.0% (14.2%)	Decrease
	7	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	75.0% - 75.0% (75.0%)	Decrease
Total	$13,073
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2024, the aggregate amount outstanding of the senior securities issued by the Company was $8,001. As of June 30, 2024, the Company’s asset coverage was 184%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2024 and December 31, 2023. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2023. Any significant changes to the Company's financing arrangements during the six months ended June 30, 2024 are discussed below.

	As of June 30, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.75%(1)	$161	$39	May 22, 2027
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	232	—	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.65%(1)	654	96	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.70%(1)	248	52	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	687(5)	3,885(6)	October 31, 2028
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
CLO-1 Notes(2)(9)	Collateralized Loan Obligation	SOFR+1.85% - 3.01%(1)	274	—	January 15, 2031
Total			$8,001	$4,072
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of June 30, 2024, there was $155 term loan outstanding at SOFR+1.90% and $77 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €472 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of June 30, 2024 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD3 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.73 as of June 30, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £142 has been converted to U.S dollars at an exchange rate of £1.00 to $1.26 as of June 30, 2024 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of June 30, 2024, $23 of such letters of credit have been issued.
(7)As of June 30, 2024, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 3.125% notes, the 7.875% notes and the 6.875% notes was approximately $400, $494, $464, $469, $253, $952, $361, $453, $651, $413 and $595, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)The carrying values of the 6.875% Notes due 2029 as of June 30, 2024 includes a $1 decrease as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of June 30, 2024, there were $203.7 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R, Class A-2R and Class B-1R notes outstanding.

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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the six months ended June 30, 2024 and 2023, the components of total interest expense for the Company's financing arrangements were as follows:

	Six Months Ended June 30,
	2024			2023
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$7	$0	$7	$5	$1	$6
CCT Tokyo Funding Credit Facility(2)	10	0	10	10	0	10
Darby Creek Credit Facility(2)	28	1	29	15	0	15
Dunlap Credit Facility(2)	—	—	—	10	0	10
Meadowbrook Run Credit Facility(2)	10	0	10	10	0	10
Senior Secured Revolving Credit Facility(2)	51	3	54	76	2	78
4.625% Notes due 2024	9	0	9	9	1	10
1.650% Notes due 2024	4	1	5	4	1	5
4.125% Notes due 2025	10	1	11	10	1	11
4.250% Notes due 2025	10	(2)	8	10	(4)	6
8.625% Notes due 2025	11	1	12	11	1	12
3.400% Notes due 2026	17	2	19	17	2	19
2.625% Notes due 2027	5	0	5	5	1	6
3.250% Notes due 2027	8	0	8	8	1	9
3.125% Notes due 2028	12	1	13	12	1	13
7.875% Notes due 2029	16	1	17	—	—	—
6.875% Notes due 2029(3)	3	0	3	—	—	—
CLO-1 Notes	11	0	11	12	0	12
Total	$222	$9	$231	$224	$8	$232
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
(3)Direct interest expense includes the impact of interest rate swaps.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2024 were $8,176 and 5.42%, respectively. As of June 30, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.34%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2023 were $8,744 and 5.13%, respectively. As of June 30, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.21%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2024 and December 31, 2023.
6.875% Notes due 2029
On June 6, 2024, the Company and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), or the Trustee, entered into a Thirteenth Supplemental Indenture, or the Thirteenth Supplemental Indenture, to the Indenture, dated July 14, 2014, between the Company and the Trustee, or the Base Indenture, and together with the Thirteenth Supplemental Indenture, the Indenture. The Thirteenth Supplemental Indenture relates to the Company’s issuance of $600 aggregate principal amount of its 6.875% Notes.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
The 6.875% Notes will mature on August 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 6.875% Notes bear interest at a rate of 6.875% per year payable semi-annually on February 15 and August 15 of each year, commencing on February 15, 2025. The 6.875% Notes are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 6.875% Notes, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the Investment Company Act of 1940, as amended, whether or not it is subject to those requirements, and to provide financial information to the holders of the 6.875% Notes and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding 6.875% Notes at a price equal to 100% of the principal amount of such 6.875% Notes plus accrued and unpaid interest to the repurchase date.
In connection with the issuance of the 6.875% Notes, the Company entered into interest rate swap agreements that mature on August 15, 2029. See Note 7 for further information on the interest rate swap agreements.
Revolving Credit Facility
On June 26, 2024, the Company and JPMorgan Chase Bank, N.A., as administrative agent, entered into a Fourth Amendment to the Senior Secured Revolving Credit Facility, providing for, among other things, the replacement of the CDOR benchmark provisions with Canadian Overnight Repo Rate Average, or CORRA, benchmark provisions.
Darby Creek Credit Facility
On June 27, 2024, Darby Creek LLC, or Darby Creek, a wholly-owned special purpose financing subsidiary of the Company, entered into a Thirteenth Amendment to the Darby Creek Credit Facility, by and among Darby Creek, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each of the lenders from time to time party thereto, and the other agents parties thereto, providing for, among other things, the replacement of the CDOR benchmark provisions with CORRA benchmark provisions.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2024, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$6.1
48Forty Solutions LLC	2.1
Advanced Dermatology & Cosmetic Surgery	3.2
Affordable Care Inc	9.6
Affordable Care Inc	10.4
Alacrity Solutions Group LLC	2.5
Alera Group Intermediate Holdings Inc	6.4
American Vision Partners	3.4
Amerivet Partners Management Inc	8.4
Apex Service Partners LLC	2.8
Apex Service Partners LLC	1.6
Arcfield Acquisition Corp	10.6
Arcos LLC/VA	4.5
Ardonagh Group Ltd/The	3.4
ATX Networks Corp	5.4
BGB Group LLC	19.9
BGB Group LLC	7.4
Bowery Farming Inc	5.0
Cadence Education LLC	8.5
Cadence Education LLC	14.4
CFC Underwriting Ltd	5.7
Circana Group (f.k.a. NPD Group)	0.4
Civica Group Ltd	6.4
Clarience Technologies LLC	21.0
Clarience Technologies LLC	21.7
Community Brands Inc	1.9
Consilium Safety Group AB	10.5
CSafe Global	4.7
CSafe Global	7.8
Dechra Pharmaceuticals Ltd	3.4
Dechra Pharmaceuticals Ltd	3.6
Dental365 LLC	5.1
Dental365 LLC	13.7
DOC Generici Srl	2.3
DOXA Insurance Holdings LLC	3.3
DOXA Insurance Holdings LLC	3.0

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
DOXA Insurance Holdings LLC	$22.6
DuBois Chemicals Inc	14.7
DuBois Chemicals Inc	14.7
Envirotainer Ltd	2.7
Excelitas Technologies Corp	2.4
Excelitas Technologies Corp	23.4
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	11.8
Foundation Risk Partners Corp	23.0
Galway Partners Holdings LLC	11.2
Galway Partners Holdings LLC	8.4
Gigamon Inc	5.6
Granicus Inc	2.4
Granicus Inc	2.2
Heniff Transportation Systems LLC	5.2
Heritage Environmental Services Inc	7.3
Higginbotham Insurance Agency Inc	16.2
Highgate Hotels Inc	3.0
HM Dunn Co Inc	2.7
Individual FoodService	2.9
Individual FoodService	5.9
iNova Pharmaceuticals (Australia) Pty Limited	1.6
Insight Global LLC	47.9
Insightsoftware.Com Inc	20.2
Insightsoftware.Com Inc	4.6
Integrity Marketing Group LLC	1.6
Integrity Marketing Group LLC	0.1
J S Held LLC	1.4
Karman Space Inc	0.1
Kellermeyer Bergensons Services LLC	5.5
Laboratoires Vivacy SAS	0.6
Lakeview Farms Inc	6.8
Lazer Logistics Inc	1.9
Lazer Logistics Inc	5.7
Lexitas Inc	8.4
Lexitas Inc	28.6
Lipari Foods LLC	15.0
Lloyd's Register Quality Assurance Ltd	4.1
Magna Legal Services LLC	2.2
Magna Legal Services LLC	11.2
MB2 Dental Solutions LLC	77.3
MB2 Dental Solutions LLC	8.3
Med-Metrix	7.8
Misys Ltd	1.4
Model N Inc	5.1
Model N Inc	2.7
Net Documents	1.2
New Era Technology Inc	0.9
Nordic Climate Group Holding AB	17.6

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
NovaTaste Austria GmbH	$4.9
OEConnection LLC	10.3
OEConnection LLC	6.4
Oxford Global Resources LLC	7.6
PartsSource Inc	2.0
PartsSource Inc	16.9
PSC Group	2.1
PSC Group	5.5
Radwell International LLC/PA	5.3
Reliant Rehab Hospital Cincinnati LLC	2.1
Revere Superior Holdings Inc	3.8
Rise Baking Company	4.3
RSC Insurance Brokerage Inc	7.6
Safe-Guard Products International LLC	8.8
SAMBA Safety Inc	1.6
Shaw Development LLC	3.4
Spins LLC	9.1
Spins LLC	7.9
Spotless Brands LLC	6.0
STV Group Inc	7.7
STV Group Inc	11.9
Sweeping Corp of America Inc	5.7
Time Manufacturing Co	14.7
Trescal SA	1.0
Turnpoint Services Inc	1.6
Turnpoint Services Inc	2.5
Version1 Software Ltd	—
Version1 Software Ltd	12.3
VetCor Professional Practices LLC	6.6
VetCor Professional Practices LLC	4.2
Wealth Enhancement Group LLC	1.1
Wealth Enhancement Group LLC	2.1
Woolpert Inc	14.8
Woolpert Inc	37.1
Worldwise Inc	28.0
Worldwise Inc	3.4
Zendesk Inc	14.4
Zendesk Inc	6.0
Zeus Industrial Products Inc	11.6
Zeus Industrial Products Inc	15.5
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.0
Subordinated Debt
Miami Beach Medical Group LLC	12.1
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	4.9
Bausch Health Cos Inc, Revolver	60.0
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Covis Finco Sarl, Revolver	1.8
Covis Finco Sarl, Revolver	1.9

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Covis Finco Sarl, Revolver	1.9
Curia Global Inc, Revolver	41.3
GreenSky Holdings LLC, Term Loan	3.0
TalkTalk Telecom Group Ltd, Revolver	12.7
Weber-Stephen Products LLC, Revolver	28.3
Total	$1,269.5
Unfunded Asset Based Finance/Other commitments	$481.4
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of June 30, 2024, the Company’s debt commitments are comprised of $589.7 revolving credit facilities and $679.8 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(11.8). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of June 30, 2024, $23 of such letters of credit have been issued.
As of June 30, 2024, the Company also has an unfunded commitment to provide $735.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2024 and December 31, 2023.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
	(Unaudited)
Per Share Data:(1)
Net asset value, beginning of period	$24.46	$24.89
Results of operations(2)
Net investment income (loss)	1.53	3.18
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.54)	(0.70)
Net increase (decrease) in net assets resulting from operations	0.99	2.48
Stockholder distributions(3)
Distributions from net investment income	(1.50)	(2.95)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(1.50)	(2.95)
Capital share transactions
Repurchases of common stock(4)	—	0.04
Net increase (decrease) in net assets resulting from capital share transactions	—	0.04
Net asset value, end of period	$23.95	$24.46
Per share market value, end of period	$19.73	$19.97
Shares outstanding, end of period	280,066,433	280,066,433
Total return based on net asset value(5)	4.05%	10.12%
Total return based on market value(6)	6.47%	32.45%
Ratio/Supplemental Data:
Net assets, end of period	$6,707	$6,849
Ratio of net investment income to average net assets(7)	12.38%	12.67%
Ratio of total operating expenses to average net assets(7)	12.93%	13.32%
Ratio of net operating expenses to average net assets(7)	12.93%	13.32%
Portfolio turnover(8)	18.82%	12.14%
Total amount of senior securities outstanding, exclusive of treasury securities	$8,001	$8,223
Asset coverage per unit(9)	1.84	1.83
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
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2024 are annualized. Annualized ratios for the six months ended June 30, 2024 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2024. The following is a schedule of supplemental ratios for the six months ended June 30, 2024 and year ended December 31, 2023:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
	(Unaudited)
Ratio of net subordinated income incentive fees to average net assets	2.55%	2.57%
Ratio of interest expense to average net assets	6.70%	6.63%
Ratio of excise taxes to average net assets	—	0.31%
(8)Portfolio turnover for the six months ended June 30, 2024 is not annualized.
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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2024 and for the Year Ended December 31, 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2024 and the year ended December 31, 2023:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2024	June 30, 2024
Purchases	$1,260	$2,704
Sales and Repayments	(1,336)	(3,191)
Net Portfolio Activity	$(76)	$(487)

	For the Three Months Ended				For the Six Months Ended
	June 30, 2024				June 30, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$1,015	81%	$(970)	73%	$2,057	76%	$(2,351)	74%
Senior Secured Loans—Second Lien	—	—	(76)	6%	46	2%	(182)	6%
Other Senior Secured Debt	25	2%	—	—	25	1%	—	—
Subordinated Debt	18	1%	—	—	28	1%	(1)	0%
Asset Based Finance	202	16%	(258)	19%	547	20%	(619)	19%
Credit Opportunities Partners JV, LLC	—	—	—	—	—	—	—	—
Equity/Other(1)	—	—	(32)	2%	1	0%	(38)	1%
Total	$1,260	100%	$(1,336)	100%	$2,704	100%	$(3,191)	100%

(1) Equity/Other includes investments in preferred equity investments. During the three and six months ended June 30, 2024, purchases of preferred equity investments were $0 and $0, respectively, and sales and repayments of preferred equity investments were $3 and $3, respectively.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(Unaudited)			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,494	$8,181	58.1%	$8,890	$8,529	58.2%
Senior Secured Loans—Second Lien	909	925	6.6%	1,158	1,090	7.5%
Other Senior Secured Debt	129	121	0.9%	106	99	0.7%
Subordinated Debt	349	360	2.5%	308	323	2.2%
Asset Based Finance	2,108	2,025	14.4%	2,237	2,077	14.2%
Credit Opportunities Partners JV, LLC	1,572	1,388	9.8%	1,572	1,397	9.5%
Equity/Other(2)	1,159	1,087	7.7%	1,149	1,134	7.7%
Total	$14,720	$14,087	100.0%	$15,420	$14,649	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts, as applicable, on investments.
(2) As of June 30, 2024, Equity/Other included $880 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Number of Portfolio Companies	208	204
% Variable Rate Debt Investments (based on fair value)(1)(2)	68.8%	66.0%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	7.8%	7.9%
% Other Income Producing Investments (based on fair value)(3)	15.5%	15.2%
% Non-Income Producing Investments (based on fair value)(2)	6.1%	5.4%
% of Investments on Non-Accrual (based on fair value)	1.8%	5.5%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	12.3%	12.7%
Weighted Average Annual Yield on All Debt Investments(5)	11.5%	11.2%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2024.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2024.
For the six months ended June 30, 2024, our total return based on net asset value was 4.05% and our total return based on market value was 6.47%. For the year ended December 31, 2023, our total return based on net asset value was 10.12% and our total return based on market value was 32.45%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.
Direct Originations
The following table presents certain selected information regarding our Direct Originations as of June 30, 2024 and December 31, 2023:

Characteristics of All Direct Originations held in Portfolio	June 30, 2024	December 31, 2023
Number of Portfolio Companies	201	196
% of Investments on Non-Accrual (based on fair value)	0.4%	4.5%
Total Cost of Direct Originations	$14,089.6	$14,797.5
Total Fair Value of Direct Originations	$13,622.3	$14,176.1
% of Total Investments, at Fair Value	96.7%	96.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)	12.3%	12.7%
Weighted Average Annual Yield on All Debt Investments(2)	11.8%	11.4%
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

Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2024.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2024.
Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. SCRS purchased its interests in COPJV from Conway Capital, LLC, an affiliate of Guggenheim Life and Annuity Company and Delaware Life Insurance Company, in June 2019, which had no impact on the significant terms governing COPJV other than an increase in the aggregate capital commitment (but not the percentage of the aggregate capital committed by each member) to COPJV. Effective as of June 18, 2021, Credit Opportunities Partners, LLC, or COP, merged with and into COPJV, with COPJV surviving the merger, or the COPJV Merger. As of June 18, 2021, COPJV assumed all of COP’s obligations under its credit facilities, and COP’s wholly-owned special purpose financing subsidiaries became wholly-owned special purpose financing subsidiaries of COPJV, in each case, as a result of the consummation of the COPJV Merger. COPJV’s second amended and restated limited liability company agreement, or, as amended, the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,640 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of June 30, 2024, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
Below is a summary of COPJV’s portfolio as of June 30, 2024 and December 31, 2023:

	As of
	June 30, 2024	December 31, 2023
Total debt investments(1)	$2,844.6	$3,131.6
Weighted average annual yield on accruing debt investments(2)	11.2%	11.6%
Number of portfolio companies in COPJV	112	124
Largest investment in a single portfolio company	$126.1	$134.2
Unfunded commitments	$47.5	$24.7
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2024.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2024 and December 31, 2023:

	June 30, 2024
	(Unaudited)		December 31, 2023
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$4	0.0%
Banks	6	0.0%	8	0.1%
Capital Goods	1,960	13.9%	1,970	13.5%
Commercial & Professional Services	1,790	12.7%	1,826	12.5%
Consumer Discretionary Distribution & Retail	181	1.3%	259	1.8%
Consumer Durables & Apparel	195	1.4%	185	1.3%
Consumer Services	300	2.1%	240	1.6%
Consumer Staples Distribution & Retail	103	0.7%	105	0.7%
Credit Opportunities Partners JV, LLC	1,388	9.9%	1,397	9.5%
Energy	104	0.7%	162	1.1%
Equity Real Estate Investment Trusts (REITs)	296	2.1%	293	2.0%
Financial Services	919	6.5%	986	6.7%
Food, Beverage & Tobacco	129	0.9%	181	1.2%
Health Care Equipment & Services	1,682	12.0%	1,709	11.7%
Household & Personal Products	151	1.1%	166	1.1%
Insurance	837	6.0%	839	5.7%
Materials	319	2.3%	228	1.6%
Media & Entertainment	765	5.4%	717	4.9%
Pharmaceuticals, Biotechnology & Life Sciences	327	2.3%	286	2.0%
Real Estate Management & Development	45	0.3%	79	0.5%
Software & Services	2,232	15.9%	2,472	16.9%
Technology Hardware & Equipment	2	0.0%	4	0.0%
Telecommunication Services	64	0.5%	79	0.5%
Transportation	288	2.0%	454	3.1%
Total	$14,087	100.0%	$14,649	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$9,989	71%	$10,429	71%
2	3,346	23%	3,165	22%
3	370	3%	550	4%
4	382	3%	505	3%
Total	$14,087	100%	$14,649	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2024 and June 30, 2023
Revenues
Our investment income for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$310	70.6%	$320	69.3%	$625	71.6%	$647	70.5%
Paid-in-kind interest income	43	9.8%	56	12.1%	78	8.9%	98	10.7%
Fee income	18	4.1%	6	1.3%	35	4.0%	11	1.2%
Dividend income	68	15.5%	80	17.3%	135	15.5%	162	17.6%
Total investment income(1)	$439	100.0%	$462	100.0%	$873	100.0%	$918	100.0%
___________
(1)Such revenues represent $383 and $392 of cash income earned as well as $56 and $70 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2024 and 2023, respectively, and represent $771 and $791 of cash income earned as well as $102 and $127 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2024 and 2023, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The decrease in interest and PIK income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is primarily attributable to the repayment of higher yielding positions and lost interest income on certain assets that were placed on non-accrual status during the year ended December 31, 2023.
The increase in fee income for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is primarily attributable to increased origination activity during the three and six months ended June 30, 2024.
The decrease in dividend income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 is primarily attributable to lower dividends on certain asset based finance investments during the three months ended June 30, 2024.

Expenses
Our operating expenses for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Management fees	$54	$56	$109	$114
Subordinated income incentive fees	45	47	88	93
Administrative services expenses	2	4	5	7
Accounting and administrative fees	1	1	2	2
Interest expense	115	118	231	232
Other expenses	7	7	11	12
Total operating expenses	$224	$233	$446	$460

The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Ratio of operating expenses to average net assets	3.26%	3.30%	6.46%	6.51%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	2.33%	2.34%	4.62%	4.60%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.93%	0.96%	1.84%	1.91%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
The decrease in expenses during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 can primarily be attributed to a decrease in subordinated income incentive fees and management fees as a result of the lower asset base and lower investment income as discussed above.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $215 ($0.77 per share) and $229 ($0.82 per share) for the three months ended June 30, 2024 and 2023, respectively. Our net investment income totaled $427 ($1.53 per share) and $458 ($1.63 per share) for the six months ended June 30, 2024 and 2023, respectively.
The decrease in net investment income during the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023 can primarily be attributed to lower investment income during the three and six months ended June 30, 2024 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net realized gain (loss) on investments(1)	$(64)	$(214)	$(307)	$(272)
Net realized gain (loss) on foreign currency forward contracts	19	1	19	4
Net realized gain (loss) on foreign currency	—	2	(3)	3
Total net realized gain (loss)	$(45)	$(211)	$(291)	$(265)
______________
(1)We sold investments and received principal repayments, respectively, of $11 and $1,325 during the three months ended June 30, 2024 and $631 and $214 during the three months ended June 30, 2023. We sold investments and received principal repayments, respectively, of $1,335 and $1,856 during the six months ended June 30, 2024 and $859 and $372 during the six months ended June 30, 2023.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net change in unrealized appreciation (depreciation) on investments	$(48)	$127	$138	$158
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(21)	1	(13)	(3)
Net change in unrealized gain (loss) on foreign currency	4	(4)	17	(7)
Total net change in unrealized appreciation (depreciation)	$(65)	$124	$142	$148
The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2024 was driven primarily by depreciation on several specific assets in the portfolio along with the conversion of unrealized depreciation to realized losses during the quarter. The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2023 was driven primarily by depreciation on several specific assets in the portfolio, partially offset by appreciation on several assets in the portfolio.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2024, the net increase in net assets resulting from operations was $105 ($0.37 per share) compared to a net increase in net assets resulting from operations of $142 ($0.51 per share) during the three months ended June 30, 2023.
For the six months ended June 30, 2024, the net increase in net assets resulting from operations was $278 ($0.99 per share) compared to a net increase in net assets resulting from operations of $341 ($1.22 per share) during the six months ended June 30, 2023.

Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2024, we had $433 in cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $4,072 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2024, we also held broadly syndicated investments and opportunistic investments that we believe could be sold to create additional liquidity. As of June 30, 2024, we had unfunded debt investments with aggregate unfunded commitments of $1,269.5, unfunded equity/other commitments of $481.4 and unfunded commitments of $735.2 of COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2024, the aggregate amount outstanding of the senior securities issued by us was $8.0 billion. As of June 30, 2024, our asset coverage was 184%. See “—Financing Arrangements.”
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2024:

	As of June 30, 2024 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.75%(1)	$161	$39	May 22, 2027
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	232	—	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.65%(1)	654	96	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.70(1)	248	52	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	687(5)	3,885(6)	October 31, 2028
4.625% Notes due 2024(7)	Unsecured Notes	4.63%	400	—	July 15, 2024
1.650% Notes due 2024(7)	Unsecured Notes	1.65%	500	—	October 12, 2024
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
CLO-1 Notes(2)(9)	Collateralized Loan Obligation	SOFR+1.85% - 3.01%(1)	274	—	January 15, 2031
Total			$8,001	$4,072
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of June 30, 2024, there was $155 term loan outstanding at SOFR+1.90% and $77 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €472 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.07 as of June 30, 2024 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD3 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.73 as of June 30, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £142 has been converted to U.S dollars at an exchange rate of £1.00 to $1.26 as of June 30, 2024 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of June 30, 2024, $23 of such letters of credit have been issued.
(7)As of June 30, 2024, the fair value of the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 3.125% notes, the 7.875% notes and the 6.875% notes was approximately $400, $494, $464, $469, $253, $952, $361, $453, $651, $413 and $595, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)The carrying values of the 6.875% Notes due 2029 as of June 30, 2024 includes a $1 decrease as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of June 30, 2024, there were $203.7. of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R and Class B-1R notes outstanding.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2024 or 2023 represented a return of capital.
We intend to continue to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following table reflects the cash distributions per share that we have declared on our common stock during the six months ended June 30, 2024 and 2023:

	Distribution
For the Three Months Ended	Per Share	Amount
Fiscal 2023
March 31, 2023	$0.70	$196
June 30, 2023	0.75	210
Total	$1.45	$406
Fiscal 2024
March 31, 2024	$0.75	$210
June 30, 2024	0.75	210
Total	$1.50	$420
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
Contractual Obligations
We have entered into agreements with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2024 and 2023.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2024, 68.8% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 7.8% were debt investments paying fixed interest rates while 15.5% were other income producing investments, 6.1% consisted of non-income producing investments, and the remaining 1.8% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income.
Pursuant to the terms of the Ambler Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility and the CLO-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.625% notes, the 1.650% notes, the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 3.125% notes, the 7.875% notes and the 6.875% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. To hedge the risks associated with a changing interest rate environment, the Company utilizes interest rate swap strategies. For more information on the Company’s swap strategies, please see Note 2 and Note 7.
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2024 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 250 basis points	$(245)	$(72)	$(173)	(18.9)%
Down 200 basis points	(196)	(58)	(138)	(15.1)%
Down 150 basis points	(147)	(43)	(104)	(11.4)%
Down 100 basis points	(98)	(29)	(69)	(7.5)%
Down 50 basis points	(49)	(14)	(35)	(3.8)%
Up 50 basis points	49	14	35	3.8%
Up 100 basis points	98	29	69	7.5%
Up 150 basis points	147	43	104	11.4%
Up 200 basis points	196	58	138	15.1%
Up 250 basis points	245	72	173	18.9%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2024, and no changes over the next twelve months. Includes the affect of interest rate swaps designed as hedging instruments.
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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2024, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2024 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of June 30, 2024					Economic Hedging As of June 30, 2024
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2024 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	0.9	$0.6	$0.6	$0.1	A$	0.9	$0.6
British Pound Sterling		£154.2	194.8	194.8	19.5		£38.1	48.3
Canadian Dollars		$2.5	1.8	1.9	0.2		$1.1	0.8
Euros		€452.4	484.5	432.8	43.3		€—	—
Icelandic Krona	ISK	—	—	—	—	ISK	—	—
Swedish Krona	SEK	1,044.3	98.5	89.5	9.0	SEK	718.1	67.7
Total			$780.2	$719.6	$72.1			$117.4
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
As of June 30, 2024, the net contractual amount of our foreign currency forward contracts totaled $117.4, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2024, we had outstanding borrowings denominated in foreign currencies of €472, CAD3 and £142 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In September 2022, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the September 2022 Affiliated Seller Program, to facilitate the sale of shares of our common stock pursuant to the terms and conditions of such plan. The September 2022 Affiliated Seller Program provided for the sale of up to 18.7 million shares of our common stock, subject to the limitations provided therein. The September 2022 Affiliated Seller Program has concluded since the aggregate sale amount under the plan has been expended.
In August 2023, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the August 2023 Affiliated Seller Program, to facilitate the sale of shares of our common stock pursuant to the terms and conditions of such plan. The August 2023 Affiliated Seller Program provided for the sale of up to 16.4 million shares of our common stock, subject to the limitations provided therein. The August 2023 Affiliated Seller Program has concluded since the aggregate sale amount under the plan has been expended.

In March 2024, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act, or the March 2024 Affiliated Seller Program, to facilitate the sale of shares of our common stock pursuant to the terms and conditions of such plan. The March 2024 Affiliated Seller Program provided for the sale of up to 3.8 million shares of our common stock, subject to the limitations provided therein. The March 2024 Affiliated Seller Program has concluded since the aggregate sale amount under the plan has been expended.
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended June 30, 2024. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	—	$—	—	$—
May 1, 2024 through May 31, 2024	—	—	—	—
June 1, 2024 through June 30, 2024	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Share Repurchase Program and the Affiliated Purchaser Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

4.1
Thirteenth Supplemental Indenture, dated as of June 6, 2024, relating to the 6.875% Notes due 2029, by and between the Company and U.S. Bank Trust Company National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2024.)

4.2	Form of 6.875% Notes due 2029 (Included as Exhibit A to Exhibit 4.1 hereto)(Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2024.)

10.1*	Fourth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 26, 2024, by and between the Company and JPMorgan Chase Bank, N.A.

10.2*	Thirteenth Amendment to the Loan and Servicing Agreement, dated as of June 27, 2024, by and between Darby Creek LLC and Deutsche Bank AG, New York Branch.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2024.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer