Form 10-K
period 2024-12-31
FS KKR Capital Corp
filed 2025-02-26
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024
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
The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.5 billion.
There were 280,066,433 shares of the registrant’s common stock outstanding as of January 31, 2025.
_________________________________________________
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2024 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.
Item 1.    Business.
Summary
FS KKR Capital Corp. (NYSE: FSK), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2024, we had total assets of approximately $14.2 billion.
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
•employing a defensive investment approach focused on long-term credit performance and preservation of principal;
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
About FS Investments
FS Investments is a global alternative asset manager dedicated to delivering superior performance and innovative investment and capital solutions. The firm manages over $83 billion in assets for a wide range of clients, including institutional investors, financial professionals and individual investors. FS Investments provides access to a broad suite of alternative asset classes and strategies through its best-in-class investment teams and partners. With its diversified platform and flexible capital solutions, the firm is a valued partner to general partners, asset owners and portfolio companies. FS Investments is grounded in its high-performance culture and guided by its commitment to building value for its clients, investing in its colleagues and giving back to its communities. The firm has more than 500 employees across offices in the U.S., Europe and Asia and is headquartered in Philadelphia.
About KKR Credit
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $247 billion of assets under management as of December 31, 2024 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $638 billion in assets under management as of December 31, 2024, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.

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
Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Large, scalable, global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Adviser and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 170 dedicated investment professionals at KKR Credit located in nine global cities. We also benefit from the expertise, network and resources of KKR & Co., which has over 710 investment professionals located in 26 global cities. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
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
Focus on larger middle-market companies and customized one-stop credit solutions
We are focused on providing customized credit solutions to private upper middle market companies, which we generally define as companies with annual EBITDA of at least $50 million at the time of our investment. Based on its size and scale, the KKR Credit platform is able to originate, commit to and hold positions in excess of $1 billion in a given transaction. This size allows us to serve in the lead financing role for certain larger middle market companies with more than $100 million in EBITDA. We believe our ability to underwrite an entire transaction provides financial sponsors and companies with a greater degree of financing certainty and further enhances our competitive position. The KKR Credit platform also offers a variety of financing structures and has the flexibility to structure investments to meet the needs of companies. Finally, we believe that the upper end of the middle market is less competitive as fewer lenders have the requisite size and scale to provide holistic solutions for these companies.
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
Disciplined, income-oriented investment philosophy
The Adviser employs a defensive investment approach focused on long-term credit performance and preservation of principal. This investment approach involves a multi-stage selection process for each investment opportunity, as well as ongoing monitoring of each investment made, with particular emphasis on early detection of deteriorating credit conditions at portfolio companies which would result in adverse portfolio developments. This strategy is designed to maximize current income and minimize the risk of capital loss while maintaining the potential for long-term capital appreciation.
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

Joint Venture
We also co-invest with South Carolina Retirement Systems Group Trust, or SCRS, through Credit Opportunities Partners JV, LLC (formerly known as Strategic Credit Opportunities Partners, LLC), or COPJV, a joint venture with SCRS. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and SCRS each have 50% voting control of COPJV and together are required to agree on all investment decisions as well as certain other significant actions for COPJV. As of December 31, 2024, COPJV had total capital commitments of $2.6 billion, $2.3 billion of which was from us and the remaining $0.3 billion of which was from SCRS. As of December 31, 2024, we had funded approximately $1.6 billion of our commitment. Additionally, as of December 31, 2024, COPJV had $0.4 billion of borrowing capacity. As of December 31, 2024, our investment in COPJV was approximately $1.4 billion at fair value. We do not consolidate COPJV in our consolidated financial statements.
Investment Types
We primarily focus on the following investment types:
Senior Secured Loans
Senior secured loans are situated at the top of a company’s capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our senior secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our senior secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the Secured Overnight Financing Rate, or SOFR.
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
•the valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee’s role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides our board of directors with a report regarding the quarterly valuation process.
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
The valuation methods utilized for each portfolio company may vary depending on industry and company-specific considerations. Typically, the first step is to make an assessment as to the enterprise value of the portfolio company’s business in order to establish whether the portfolio company’s enterprise value is greater than the amount of its debt as of the valuation date. This analysis helps to determine a risk profile for the applicable portfolio company and its related investments, and the appropriate valuation methodology to utilize as part of the security valuation analysis. The enterprise valuation may be determined using a market or income approach.
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
Sustainability Policy
The Adviser generally integrates sustainability considerations alongside traditional factors in the investment decision-making process that it, in its sole discretion, determines have—or have the potential to have—a substantial impact on an organization’s ability to create or preserve economic value. The Adviser applies proprietary criteria to assess potential financial and reputational risks to issuers. An investment’s sustainability-related risks and opportunities are assessed, monitored and re-evaluated on an ongoing basis. The identification of a risk related to one or more sustainability-related considerations will not necessarily exclude a particular investment that, in the Adviser’s view, is otherwise suitable and attractively priced for investment. The Adviser may utilize data sources provided by third-party vendors and/or engage directly with issuers in assessing sustainability-related risks and opportunities.
While the Adviser may consider sustainability factors when making an investment decision in the same way it considers other business-related topics that it considers most significant for maximizing and protecting value, the Company does not pursue a sustainability-based investment strategy or limit its investments to those that meet specific sustainability criteria or standards. Any reference in this Annual Report to sustainability-related considerations is not intended to qualify the Company’s focus on seeking investments that it believes will generate attractive risk-adjusted returns, and sustainability is not a principal investment strategy of the Company.
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
Regulation as a BDC
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
We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our board of directors determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2024 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on August 16, 2024 and expiring on August 16, 2025. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.
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
During 2024, compliance with material governmental regulation applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position.
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
•The Small Business Credit Availability Act, or SBCA Act, allows us to incur additional leverage.
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
•Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law, or the MGCL, could deter takeover attempts and have an adverse impact on the value of our common stock.
•Holders of any preferred stock that we issue will have the right to elect members of the board of directors.
General Risk Factors
•Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
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
•Uncertainty about federal government initiatives could negatively impact our business, financial condition and results of operations.
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
On March 23, 2018, the SBCA Act became law. The SBCA Act, among other things, amends Section 61(a) of the 1940 Act to add a new Section 61(a)(2) which reduces the asset coverage requirements for senior securities applicable to BDCs from 200% to 150% provided that certain disclosure and approval requirements are met. Effective June 15, 2019, following approval by our stockholders, our asset coverage requirement was reduced from 200% to 150%, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). As a result, we are able to incur substantial additional indebtedness, and, therefore the risk of an investment in us may increase. See “Risks Related to Debt Financing—We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.”
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
Rule 18f-4 under the 1940 Act, or the Derivatives Rule, provides a comprehensive framework for the use of derivatives by business development companies. The Derivatives Rule permits business development companies, subject to various conditions described below, to enter into derivatives transactions and certain other transactions notwithstanding the restrictions on the issuance of “senior securities” under Section 18 of the 1940 Act.
Business development companies that don’t qualify as “limited derivatives users” as defined below, are required by the Derivatives Rule to, among other things, (i) adopt and implement a derivatives risk management program, or DRMP, and new testing requirements; (ii) comply with a relative or absolute limit on fund leverage risk calculated based on value-at-risk, or VaR; and (iii) comply with new requirements related to board and SEC reporting. The DRMP is administered by a “derivatives risk manager,” who is appointed by the Company’s board of directors and periodically reviews the DRMP and reports to the Company’s board of directors.
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
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials, or collectively, AI, and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.
Recent technological advances in AI pose risks to the Company, the Adviser, and our portfolio investments. The Company and our portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Company, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI technology in third-party products or services.
Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming accessible by other third-party AI applications and users. While the Adviser does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, the Adviser’s business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate or subjecting us, our portfolio companies and the Adviser to increased competition and regulation, which could materially and adversely affect the business, financial condition or results of operations of us, our portfolio companies and the Adviser. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and the Adviser.
Independent of its context of use, AI technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI technology. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on the Company or our investments.
AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

We and the Adviser could be the target of litigation.
We and the Adviser could become the target of securities class action litigation or other similar claims if our common stock price fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods.
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
Increasing scrutiny from stakeholders and regulators with respect to sustainability matters may impose additional costs and expose us to additional risks.
The Adviser will assess sustainability-related risks on an investment-by-investment basis. The likely impacts of sustainability-related risks on the returns of the Company will depend on the Company’s exposure to investments that are vulnerable to sustainability-related risks and the magnitude of the sustainability-related risks. The nature and scope of the Adviser’s sustainability-related diligence, if any, will vary depending on the investment opportunity but may include a review of, among other things, environmental management, social management, sponsor reputation, financial controls, committed management, organizational structure and litigation issues. The negative impacts of sustainability-related risks on the Company may be mitigated by the Adviser’s approach to integrating sustainability-related risks in its investment decision-making. However, there is no guarantee that these measures will mitigate or prevent sustainability-related risks from materializing in respect of the Company.
The likely impact on the returns of the Company from an actual or potential significant decline in the value of an investment due to a sustainability-related event or condition will vary and depend on several factors including, but not limited to, the type, extent, complexity and duration of the event or condition, prevailing market conditions and the existence of any mitigating factors.
The sustainability information used to evaluate sustainability-related risks may be provided by third-party sources and is based on backward-looking analysis. The subjective nature of non-financial sustainability criteria means a wide variety of outcomes are possible. The data may not adequately address significant sustainability factors. The risk analysis is also dependent on companies disclosing relevant data and the availability of this data can be limited. Selecting and evaluating sustainability factors is subjective by nature, and there is no guarantee that the criteria utilized or judgment exercised by our Adviser or a third-party sustainability specialist (if any) will reflect the beliefs, values, internal policies or preferred practices of any particular investor or align with the beliefs or values or preferred practices of other asset managers or with market trends. Further, sustainability considerations are continuously evolving, including from an assessment, regulatory and compliance standpoint, and our Adviser may not accurately or fully anticipate such evolution.
Although we view our sustainable investing approach as a tool for value creation and value protection, different stakeholder groups have divergent views on the merits of integrating sustainability considerations into the investment process. Increasing governmental, investor and societal attention to sustainability-related matters, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, could expand the nature, scope, and complexity of matters that we are required to control, assess and report. These factors may alter the environment in which we do business and may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such sustainability-related matters or we fail or are perceived to fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.

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
Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. As market interest rates have increased, those securities with a lower yield-at-cost have experienced a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with high interest rates, which may have an adverse impact on our net investment income and results of operations.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $19.3 billion in total assets, (ii) a weighted average cost of funds of 5.51%, (iii) $11.8 billion in debt outstanding and (iv) $6.6 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	—%	5%	10%
Corresponding return to stockholders	(39.09)%	(24.47)%	(9.85)%	4.77%	19.39%
Similarly, assuming (i) $19.3 billion in total assets, (ii) a weighted average cost of funds of 5.51% and (iii) $11.8 billion in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 3.37% in order to cover the annual interest payments on our outstanding debt.

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
Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on August 16, 2025. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after August 16, 2025.

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
Certain provisions of our charter and bylaws as well as provisions of the MGCL could deter takeover attempts and have an adverse impact on the value of our common stock.
The MGCL and our charter and bylaws contain certain provisions that may have the effect of discouraging, delaying or making difficult a change in control of our company or the removal of our incumbent directors. Under the Business Combination Act of the MGCL, certain business combinations between us and an “interested stockholder” (defined generally to include any person who beneficially owns 10% or more of the voting power of our outstanding shares) or an affiliate thereof is prohibited for five years and thereafter is subject to special stockholder voting requirements, to the extent that such statute is not superseded by applicable requirements of the 1940 Act. However, our board of directors has adopted a resolution exempting from the Business Combination Act any business combination between us and any person to the extent that such business combination receives the prior approval of our board of directors, including a majority of our directors who are not “interested persons” as defined in the 1940 Act. Under the Maryland Control Share Acquisition Act, or the MCSAA, “control shares” acquired in a “control share acquisition” have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquirer, by officers or by directors who are employees of the corporation. Our bylaws contain a provision exempting from the MCSAA any and all acquisitions by any person of shares of our common stock, but such provision may be repealed at any time (before or after a control share acquisition). However, we will amend our bylaws to repeal such provision (so as to be subject to the MCSAA) only if our board of directors determines that it would be in our best interests and if the staff of the SEC does not object to our determination that our being subject to the MCSAA does not conflict with the 1940 Act. The Business Combination Act (if our board of directors should repeal the resolution) and the MCSAA (if we amend our bylaws to be subject to that Act) may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.
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
In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If the market price of our common stock fluctuates significantly, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from our business. See “Risks Related to Our Business and Structure—We and the Adviser could be the target of litigation.”
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
We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month period concluding on August 16, 2025. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Such dilutive effects may be material.
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
General Risks
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been magnified as a result of the 2024 U.S. presidential and congressional elections and resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies, including with respect to treaties and tariffs.
Equity capital may be difficult to raise during such periods of adverse or volatile market conditions because, subject to some limited exceptions, as a BDC, we are generally not able to issue additional shares of our common stock at a price less than net asset value without first obtaining approval for such issuance from our stockholders and our independent directors.
Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
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
Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of the Company’s control. The Company, the Adviser, and the portfolio companies in which the Company invests in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, etc.). Some force majeure events could adversely affect the ability of a party (including the Company, the Adviser, a portfolio company or a counterparty to the Company, the Adviser, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of the Adviser or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact the Company, the Adviser, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company invests or its portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
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
Uncertainty about federal government initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.
Global economic, political and market conditions may adversely affect our business, results of operations and financial condition.
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including the current conflict in Ukraine and Russia and the conflicts in the Middle East) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide.
For example, concerns over the United States’ debt ceiling and budget-deficit have driven downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.
In addition, deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the Chinese capital markets and global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in Europe and other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or, if available, be sufficient to stabilize countries and markets in Europe or other regions affected by a financial crisis. To the extent uncertainty regarding any economic recovery in Europe or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.
Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China, other uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, following the 2024 U.S. election, legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could, in turn, materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.
The ongoing invasion of Ukraine by Russia and related sanctions have increased global political and economic uncertainty. Because Russia is a major exporter of oil and natural gas, the invasion and related economic sanctions have reduced the supply, and increased the price, of energy, which has a material effect on inflation and may continue to exacerbate ongoing supply chain issues. There is also the ongoing risk of retaliatory actions by Russia against countries which have enacted sanctions, including cyberattacks against financial and governmental institutions, which could result in business disruptions and further economic turbulence. Although the Company has no direct exposure to Russia or Ukraine, the broader consequences of the invasion may have a material adverse impact on the Company’s portfolio and the value of an investment in the Company. Moreover, sanctions and export control laws and regulations are complex, frequently changing, and increasing in number, and they may impose additional legal compliance costs or business risks associated with our operations.
Similarly, conflicts in the Middle East, including the conflict between Israel and Hamas, could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the Middle East or the immediate surrounding areas.
The Adviser’s financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on the Adviser’s businesses and operations (including those of the Company). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on the Company and could adversely affect the Company’s profitability, impede the ability of the Company and/or the Company’s portfolio companies to perform under or refinance their existing obligations and impair the Company’s ability to effectively deploy its capital or realize its investments on favorable terms.
Any of the foregoing events could result in substantial or total losses to the Company in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.
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
There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.
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
Management’s Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees the Company’s risk management function generally and relies on the FS Investments CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over fifteen years of experience in activity managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company for ten years and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.
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
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 201 Rouse Boulevard, Philadelphia, Pennsylvania 19112. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
Item  3.    Legal Proceedings.
We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies. While the outcome of any current legal proceedings cannot be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
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
As of January 31, 2025, we had 9,457 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.
Distributions
Subject to applicable legal restrictions and the sole discretion of our board of directors, we intend to declare and pay regular distributions on a quarterly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our board of directors. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.
The following table reflects the distributions per share that we have declared on our common stock during the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
November 2, 2023	Special	May 15, 2024	May 29, 2024	0.05
May 2, 2024	Base	June 12, 2024	July 2, 2024	0.64
May 2, 2024	Supplemental	June 12, 2024	July 2, 2024	0.06
July 31, 2024	Base	September 11, 2024	October 2, 2024	0.64
July 31, 2024	Supplemental	September 11, 2024	October 2, 2024	0.06
October 8, 2024	Base	December 4, 2024	December 18, 2024	0.64
October 8, 2024	Supplemental	December 4, 2024	December 18, 2024	0.06
Total Dividends Declared				$2.90

	For the Year Ended December 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2023	Base	March 15, 2023	April 3, 2023	$0.64
February 21, 2023	Supplemental	March 15, 2023	April 3, 2023	0.06
May 4, 2023	Special	May 17, 2023	May 31, 2023	0.05
May 4, 2023	Base	June 14, 2023	July 5, 2023	0.64
May 4, 2023	Supplemental	June 14, 2023	July 5, 2023	0.06
May 4, 2023	Special	August 16, 2023	August 30, 2023	0.05
August 3, 2023	Base	September 13, 2023	October 3, 2023	0.64
August 3, 2023	Supplemental	September 13, 2023	October 3, 2023	0.06
May 4, 2023	Special	November 15, 2023	November 29, 2023	0.05
November 2, 2023	Base	December 13, 2023	January 3, 2024	0.64
November 2, 2023	Supplemental	December 13, 2023	January 3, 2024	0.06
Total Dividends Declared				$2.95

	For the Year Ended December 31, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 23, 2022	Base	March 16, 2022	April 4, 2022	$0.60
February 23, 2022	Supplemental	March 16, 2022	April 4, 2022	0.03
May 5, 2022	Base	June 15, 2022	July 5, 2022	0.60
May 5, 2022	Supplemental	June 15, 2022	July 5, 2022	0.08
August 8, 2022	Base	September 14, 2022	October 4, 2022	0.61
August 8, 2022	Supplemental	September 14, 2022	October 4, 2022	0.06
November 4, 2022	Base	December 14, 2022	January 3, 2023	0.61
November 4, 2022	Supplemental	December 14, 2022	January 3, 2023	0.07
Total Dividends Declared				$2.66

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.
Stock Repurchase Programs
Stock Repurchase Program
In November 2020, the Company’s board of directors authorized a stock purchase program, or the Stock Repurchase Program. The Stock Repurchase Program went into effect in September 2021 following the consummation of the June 16, 2021 merger, or the 2021 Merger, of FS KKR Capital Corp. II, or FSKR, a BDC that was also advised by the Adviser, with and into the Company, with the Company continuing as the surviving company. Under the Stock Repurchase Program, originally approved by the Company’s board of directions on November 18, 2020, the Company was permitted to repurchase up to $100 in the aggregate of its outstanding common stock in the open market at prices below the then-current net asset value per share. On September 15, 2022, the program expired and was terminated pursuant to the terms of the program. On October 31, 2022, the board of directors approved a renewal of the Stock Repurchase Program. The program provided for the aggregate purchases of the Company’s common stock in amounts up to $54, which was the aggregate amount remaining of the $100 amount originally approved by the board of directors. The program has concluded since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.
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
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended December 31, 2024. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2024 through October 31, 2024	—	$—	—	$—
November 1, 2024 through November 30, 2024	—	—	—	—
December 1, 2024 through December 31, 2024	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Stock Repurchase Program and the Affiliated Purchaser Program.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS KKR Capital Corp. under the Securities Act.
The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2024 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the MVIS US Business Development Companies Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the MVIS US Business Development Companies Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.
Item 6.    [Reserved]
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
•employing a defensive investment approach focused on long-term credit performance and preservation of principal;
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

Portfolio Investment Activity for the Years Ended December 31, 2024 and 2023
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2024 and 2023:

					For the Year Ended
Net Investment Activity					December 31, 2024		December 31, 2023
Purchases					$4,731		$1,817
Sales and Repayments					(5,974)		(2,570)
Net Portfolio Activity					$(1,243)		$(753)

	For the Year Ended
	December 31, 2024				December 31, 2023
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$3,572	75%	$(4,237)	71%	$1,220	67%	$(1,981)	77%
Senior Secured Loans—Second Lien	46	1%	(398)	7%	6	0%	(132)	5%
Other Senior Secured Debt	25	1%	—	—	21	1%	(32)	1%
Subordinated Debt	30	1%	(149)	2%	26	2%	—	—
Asset Based Finance	1,046	22%	(1,058)	18%	511	28%	(321)	13%
Credit Opportunities Partners JV, LLC	—	—	—	—	—	—	—	—
Equity/Other(1)	12	0%	(132)	2%	33	2%	(104)	4%
Total	$4,731	100%	$(5,974)	100%	$1,817	100%	$(2,570)	100%

(1) Equity/Other includes investments in preferred equity investments. During the year ended December 31, 2024, purchases of preferred equity investments were $0 and sales and repayments of preferred equity investments were $86.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2024 and 2023:

			December 31, 2024			December 31, 2023
			Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien			$7,995	$7,795	57.8%	$8,890	$8,529	58.2%
Senior Secured Loans—Second Lien			690	693	5.1%	1,158	1,090	7.5%
Other Senior Secured Debt			130	123	0.9%	106	99	0.7%
Subordinated Debt			214	233	1.7%	308	323	2.2%
Asset Based Finance			2,232	2,102	15.6%	2,237	2,077	14.2%
Credit Opportunities Partners JV, LLC			1,572	1,363	10.1%	1,572	1,397	9.5%
Equity/Other(2)			1,211	1,181	8.8%	1,149	1,134	7.7%
Total			$14,044	$13,490	100.0%	$15,420	$14,649	100.0%

(1) Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts and PIK interest or dividends, as applicable, on investments.
(2) As of December 31, 2024, Equity/Other included $886 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2024 and 2023:

					December 31, 2024		December 31, 2023
Number of Portfolio Companies					214		204
% Variable Rate Debt Investments (based on fair value)(1)(2)					65.8%		66.0%
% Fixed Rate Debt Investments (based on fair value)(1)(2)					9.5%		7.9%
% Other Income Producing Investments (based on fair value)(3)					16.4%		15.2%
% Non-Income Producing Investments (based on fair value)(2)					6.1%		5.4%

% of Investments on Non-Accrual (based on fair value)	2.2%	5.5%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	11.3%	12.7%
Weighted Average Annual Yield on All Debt Investments(5)	10.7%	11.2%
____________________
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.

For the year ended December 31, 2024, our total return based on net asset value was 8.50% and our total return based on market value was 25.29%. For the year ended December 31, 2023, our total return based on net asset value was 10.12% and our total return based on market value was 32.45%. See footnotes 7 and 8 to the table included in Note 12 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations
We define Direct Originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of December 31, 2024 and 2023:

Characteristics of All Direct Originations held in Portfolio	December 31, 2024	December 31, 2023
Number of Portfolio Companies	205	196
% of Investments on Non-Accrual (based on fair value)	0.8%	4.5%
Total Cost of Direct Originations	$13,494.8	$14,797.5
Total Fair Value of Direct Originations	$13,010.9	$14,176.1
% of Total Investments, at Fair Value	96.4%	96.8%
Weighted Average Annual Yield on Accruing Debt Investments(1)	11.3%	12.7%
Weighted Average Annual Yield on All Debt Investments(2)	10.9%	11.4%
________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.

Credit Opportunities Partners JV, LLC
COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,640 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of December 31, 2024, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
Below is a summary of COPJV’s portfolio as of December 31, 2024 and 2023:

	As of
	December 31, 2024	December 31, 2023
Total debt investments(1)	$3,019.6	$3,131.6
Weighted average annual yield on debt investments(2)	10.3%	11.6%
Number of portfolio companies in COPJV	117	124
Largest investment in a single portfolio company(1)	$126.4	$134.2
Unfunded commitments(1)	$45.6	$24.7
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2024, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2024.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$4	0.0%
Banks	5	0.0%	8	0.1%
Capital Goods	1,712	12.7%	1,970	13.5%
Commercial & Professional Services	1,733	12.8%	1,826	12.5%
Consumer Discretionary Distribution & Retail	174	1.3%	259	1.8%
Consumer Durables & Apparel	229	1.7%	185	1.3%
Consumer Services	244	1.8%	240	1.6%
Consumer Staples Distribution & Retail	102	0.8%	105	0.7%
Credit Opportunities Partners JV, LLC	1,363	10.1%	1,397	9.5%
Energy	89	0.7%	162	1.1%
Equity Real Estate Investment Trusts (REITs)	278	2.1%	293	2.0%
Financial Services	998	7.4%	986	6.7%
Food, Beverage & Tobacco	113	0.8%	181	1.2%
Health Care Equipment & Services	1,667	12.4%	1,709	11.7%
Household & Personal Products	134	1.0%	166	1.1%
Insurance	735	5.4%	839	5.7%
Materials	334	2.5%	228	1.6%
Media & Entertainment	699	5.2%	717	4.9%
Pharmaceuticals, Biotechnology & Life Sciences	298	2.2%	286	2.0%
Real Estate Management & Development	27	0.2%	79	0.5%
Software & Services	2,187	16.2%	2,472	16.9%
Technology Hardware & Equipment	2	0.0%	4	0.0%
Telecommunication Services	69	0.5%	79	0.5%
Transportation	294	2.2%	454	3.1%
Total	$13,490	100.0%	$14,649	100.0%
Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$9,316	69%	$10,429	71%
2	3,454	26%	3,165	22%
3	568	4%	550	4%
4	152	1%	505	3%
Total	$13,490	100%	$14,649	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Years Ended December 31, 2024, 2023 and 2022
Revenues
Our investment income for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024		2023		2022
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$1,172	68.1%	$1,295	70.8%	$1,106	67.6%
Paid-in-kind interest income	211	12.2%	192	10.5%	163	10.0%
Fee income	63	3.7%	35	1.9%	80	4.9%
Dividend income	275	16.0%	308	16.8%	286	17.5%
Total investment income(1)	$1,721	100.0%	$1,830	100.0%	$1,635	100.0%
____________
(1)Such revenues represent $1,467, $1,584 and $1,398 of cash income earned as well as $254, $246 and $237 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2024, 2023 and 2022, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The decrease in combined interest and PIK income during the year ended December 31, 2024 compared to the year ended December 31, 2023 can primarily be attributed to the lower interest rate environment, the repayment of higher yielding investments, the renegotiation of certain investments to lower rates, and lower average debt utilization. Additionally, certain assets either were restructured or placed on non-accrual status during the year ended December 31, 2024, which also contributed to the reduction in combined interest and PIK income.
PIK income increased during the year ended December 31, 2024, as the number of investments paying PIK interest during the year increased. The increase in interest and PIK income during the year ended December 31, 2023 compared to the year ended December 31, 2022 can primarily be attributed to the rising interest rate environment.
The increase in fee income during the year ended December 31, 2024 compared to the year ended December 31, 2023 can primarily be attributed to increased origination activity during the year ended December 31, 2024. The decrease in fee income during the year ended December 31, 2023 compared to the year ended December 31, 2022 can primarily be attributed to reduced structuring fees and repayment activity during the year ended December 31, 2023.

The decrease in dividend income during the year ended December 31, 2024 compared to the year ended December 31, 2023 can be primarily attributed to lower dividends on certain asset based finance investments during the year ended December 31, 2024. The increase in dividend income during the year ended December 31, 2023 compared to the year ended December 31, 2022 can be primarily attributed to the increase in dividends paid in respect to our investment in COPJV.
Expenses
Our operating expenses, together with excise taxes, for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Management fees	$216	$226	$245
Subordinated income incentive fees	167	181	159
Administrative services expenses	10	12	15
Accounting and administrative fees	4	4	5
Interest expense	465	467	365
Other expenses	23	26	22
Total operating expenses	$885	$916	$811
Incentive fee waiver	—	—	(60)
Net operating expenses before taxes	885	916	751
Excise taxes	23	22	19
Total net expenses, including excise taxes	$908	$938	$770
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
Ratio of operating expenses and excise taxes to average net assets	13.29%	13.32%	10.96%
Ratio of incentive fee waiver to average net assets(1)	—	—	(0.79)%
Ratio of net operating expenses to average net assets	13.29%	13.32%	10.17%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	9.59%	9.51%	6.38%
Ratio of net operating expenses, excluding certain expenses, to average net assets	3.70%	3.81%	3.79%
______________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses, excluding certain expenses, to average net assets.
The decrease in expenses during the year ended December 31, 2024 compared to the year ended December 31, 2023 can primarily be attributed to a decrease in subordinated income incentive fees and management fees as a result of the lower asset base and lower investment income, as discussed above.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $813 ($2.90 per share), $892 ($3.18 per share) and $865 ($3.05 per share) for the years ended December 31, 2024, 2023 and 2022, respectively.
The decrease in net investment income during the year ended December 31, 2024 compared to the year ended December 31, 2023 can primarily be attributed to lower investment income during the year ended December 31, 2024, as discussed above. The increase in net investment income during the year ended December 31, 2023 compared to the year ended December 31, 2022 can primarily be attributed to higher investment income during the respective year ended December 31, 2023, as discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, financial instruments and foreign currency for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net realized gain (loss) on investments(1)	$(486)	$(343)	$149
Net realized gain (loss) on foreign currency forward contracts	19	8	10
Net realized gain (loss) on foreign currency	(9)	12	23
Total net realized gain (loss)	$(476)	$(323)	$182
______________
(1)We sold investments and received principal repayments, respectively, of $1,892 and $4,082 during the year ended December 31, 2024, $1,659 and $911 during the year ended December, 31, 2023 and $2,076 and $2,665 during the year ended December 31, 2022.
Provision for Taxes on Realized and Unrealized Gains on Investments
We recorded a provision for taxes on realized and unrealized gains with respect to two of our equity investments of $0 and $(3) and $(5) during the years ended December 31, 2024, 2023 and 2022, respectively.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
	2024	2023	2022
Net change in unrealized appreciation (depreciation) on investments	$217	$166	$(981)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(7)	(15)	16
Net change in unrealized gain (loss) on foreign currency	38	(21)	15
Total net change in unrealized appreciation (depreciation)	$248	$130	$(950)
During the year ended December 31, 2024, the net losses and change in unrealized appreciation (depreciation) was driven primarily by reduced valuations of certain portfolio companies during the year, including Miami Beach Medical Group, Production Resources Group, Maverick Natural Resources and Bowery Farming. During the year ended December 31, 2023, the net change in unrealized appreciation (depreciation) was driven primarily by the conversion of unrealized depreciation to realized losses on several specific assets in the portfolio. During the year ended December 31, 2022, the net change in unrealized appreciation (depreciation) on our investments was driven primarily by a general widening of credit spreads.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2024, 2023 and 2022, the net increase (decrease) in net assets resulting from operations was $585 ($2.09 per share), $696 ($2.48 per share) and $92 ($0.32 per share), respectively.

Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2024, we had $296 in cash, cash equivalents and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $4,363 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2024, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2024, we had unfunded debt investments with aggregate unfunded commitments of $1,534.1, unfunded equity/other commitments of $387.1 and unfunded commitments of $735.2 of COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.

We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2024, the aggregate amount outstanding of the senior securities issued by us was $7.4 billion. As of December 31, 2024, our asset coverage was 190%. See “—Financing Arrangements.”
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2024:

	As of December 31, 2024
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.25%(1)	$133	$67	November 13, 2029
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	147	—	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.65%(1)	500	250	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.70%(1)	200	100	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	628(5)	3,946(6)	October 31, 2028
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2029(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
CLO-1 Notes(2)(9)	Collateralized Loan Obligation	3.01% - SOFR+1.85%(1)	232	—	January 15, 2031
Total			$7,385	$4,363
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of December 31, 2024, there was $98 term loan outstanding at SOFR+1.90% and $49 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €455 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.04 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD3 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.69 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £165 has been converted to U.S dollars at an exchange rate of £1.00 to $1.25 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD4 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.62 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2024, $21 of such Letters of Credit have been issued.
(7)As of December 31, 2024, the fair value of the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 3.125% notes, the 7.875% notes, the 6.875% notes and the 6.125% notes was approximately $469, $474, $251, $981, $379, $474, $680, $426, $615 and $700 respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2024, the carrying values of the 6.875% notes and 6.125% notes include a $15 and $0 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of December 31, 2024, there were $161.8 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2024, 2023 or 2022 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following tables reflect the distributions per share that we have declared on our common stock during the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
November 2, 2023	Special	May 15, 2024	May 29, 2024	0.05
May 2, 2024	Base	June 12, 2024	July 2, 2024	0.64
May 2, 2024	Supplemental	June 12, 2024	July 2, 2024	0.06
July 31, 2024	Base	September 11, 2024	October 2, 2024	0.64
July 31, 2024	Supplemental	September 11, 2024	October 2, 2024	0.06
October 8, 2024	Base	December 4, 2024	December 18, 2024	0.64
October 8, 2024	Supplemental	December 4, 2024	December 18, 2024	0.06
Total Dividends Declared				$2.90

	For the Year Ended December 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2023	Base	March 15, 2023	April 3, 2023	$0.64
February 21, 2023	Supplemental	March 15, 2023	April 3, 2023	0.06
May 4, 2023	Special	May 17, 2023	May 31, 2023	0.05
May 4, 2023	Base	June 14, 2023	July 5, 2023	0.64
May 4, 2023	Supplemental	June 14, 2023	July 5, 2023	0.06
May 4, 2023	Special	August 16, 2023	August 30, 2023	0.05
August 3, 2023	Base	September 13, 2023	October 3, 2023	0.64
August 3, 2023	Supplemental	September 13, 2023	October 3, 2023	0.06
May 4, 2023	Special	November 15, 2023	November 29, 2023	0.05
November 2, 2023	Base	December 13, 2023	January 3, 2024	0.64
November 2, 2023	Supplemental	December 13, 2023	January 3, 2024	0.06
Total Dividends Declared				$2.95

	For the Year Ended December 31, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 23, 2022	Base	March 16, 2022	April 4, 2022	$0.60
February 23, 2022	Supplemental	March 16, 2022	April 4, 2022	0.03
May 5, 2022	Base	June 15, 2022	July 5, 2022	0.60
May 5, 2022	Supplemental	June 15, 2022	July 5, 2022	0.08
August 8, 2022	Base	September 14, 2022	October 4, 2022	0.61
August 8, 2022	Supplemental	September 14, 2022	October 4, 2022	0.06
November 4, 2022	Base	December 14, 2022	January 3, 2023	0.61
November 4, 2022	Supplemental	December 14, 2022	January 3, 2023	0.07
Total Dividends Declared				$2.66

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2024, 2023 and 2022.
Recent Developments
On February 25, 2025, our board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about April 2, 2025 to stockholders of record as of the close of business on March 19, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.
Meadowbrook Run Credit Facility
On January 22, 2025, Meadowbrook Run, a wholly-owned special purpose financing subsidiary of the Company, entered into a 7th Amendment to the Meadowbrook Run Credit Facility, or 7th Amendment, with Morgan Stanley, as administrative agent, Wells Fargo, as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. The 7th Amendment provides for an extension of the revolving period to February 22, 2025.
8.625% Notes Due 2025
On February 14, 2025, pursuant to the requirements of Rule 23c-2 under the 1940 Act, we filed a notice of intention to redeem securities, whereas, we will redeem our 8.625% Notes Due 2025, or 8.625% Notes, in full, on March 16, 2025, for 100% of the aggregate principal amount of the 8.625% Notes, plus the accrued and unpaid interest through, but excluding, March 16, 2025.

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

•the valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee’s role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides our board of directors with a report regarding the quarterly valuation process.
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
The valuation methods utilized for each portfolio company may vary depending on industry and company-specific considerations. Typically, the first step is to make an assessment as to the enterprise value of the portfolio company’s business in order to establish whether the portfolio company’s enterprise value is greater than the amount of its debt as of the valuation date. This analysis helps to determine a risk profile for the applicable portfolio company and its related investments, and the appropriate valuation methodology to utilize as part of the security valuation analysis. The enterprise valuation may be determined using a market or income approach.
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
Other Contractual Obligations
We have entered into agreements with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2024, 2023 and 2022.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2024, 65.8% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 9.5% were debt investments paying fixed interest rates while 16.4% were other income producing investments, 6.1% consisted of non-income producing investments, and the remaining 2.2% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Previously, the U.S. Federal Reserve and other central banks reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
Pursuant to the terms of the Ambler Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility and the CLO-1 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 4.125% notes, the 4.250% notes, the 8.625% notes, the 3.400% notes, the 2.625% notes, the 3.250% notes, the 3.125% notes, the 7.875% notes, the 6.875% notes and the 6.125% notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. To hedge the risks associated with a changing interest rate environment, the Company utilizes interest rate swap strategies. For more information on the Company’s swap strategies, please see Note 2 and Note 7 to our audited consolidated financial statements included herein.
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2024 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 250 basis points	$(224)	$(79)	$(145)	(18.5)%
Down 200 basis points	$(180)	$(63)	$(117)	(14.8)%
Down 150 basis points	$(135)	$(47)	$(88)	(11.1)%
Down 100 basis points	$(90)	$(32)	$(58)	(7.3)%
Down 50 basis points	(45)	(16)	(29)	(3.7)%
Up 50 basis points	45	16	29	3.7%
Up 100 basis points	90	32	58	7.3%
Up 150 basis points	135	47	88	11.1%
Up 200 basis points	180	63	117	14.8%
Up 250 basis points	224	79	145	18.5%
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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2024, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2024 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2024					Economically Hedged As of December 31, 2024
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2024 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	7.1	$4.4	$4.2	$0.4	A$	0.0	$—
British Pounds Sterling		£176.1	220.5	218.9	21.9		£46.7	58.4
Canadian Dollars		$3.3	2.3	2.1	0.2		$0.6	0.4
Euros		€495.0	512.3	450.4	45.0		€11.2	11.5
Swedish Krona	SEK	1,505.4	136.0	119.5	12.0	SEK	847.1	76.5
Total			$875.5	$795.1	$79.5			$146.8
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
As of December 31, 2024, the net contractual amount of our foreign currency forward contracts totaled $146.8, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2024, we had outstanding borrowings denominated in foreign currencies of €455, CAD3, £165 and AUD4 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2024, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting as of December 31, 2024 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of FS KKR Capital Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of FS KKR Capital Corp. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024 of the Company and our report dated February 26, 2025, expressed an unqualified opinion on those financial statements.
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
February 26, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of FS KKR Capital Corp.
Opinion on the Financial Statements and Financial Highlights
We have audited the accompanying consolidated balance sheets of FS KKR Capital Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2024, the financial highlights for each of the five years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2024, and the financial highlights for each of the five years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2025 expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2024 and 2023, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.
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
We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs, such as selected discount rates, projected future cash flows, and comparable company multiples, to estimate the fair value as of December 31, 2024. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.
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

/s/ Deloitte & Touche LLP
San Francisco, California
February 26, 2025
We have served as the auditor of one or more investment companies within the group of investment companies since 2019.

Part I—FINANCIAL INFORMATION
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	December 31,
	2024	2023
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$8,830 and 11,078, respectively)	$8,573	$10,568
Non-controlled/affiliated investments (amortized cost—$1,128 and $868, respectively)	1,140	745
Controlled/affiliated investments (amortized cost—$4,086 and $3,474, respectively)	3,777	3,336
Total investments, at fair value (amortized cost—$14,044 and $15,420, respectively)	13,490	14,649
Cash	278	223
Foreign currency, at fair value (cost—$17 and $8, respectively)	18	8
Receivable for investments sold and repaid	186	246
Income receivable	187	290
Unrealized appreciation on foreign currency forward contracts	3	13
Deferred financing costs	26	32
Prepaid expenses and other assets	31	8
Total assets	$14,219	$15,469

Liabilities
Payable for investments purchased	$2	$—
Debt (net of deferred financing costs and discount of $49 and $36, respectively)(1)	7,351	8,187
Unrealized depreciation on foreign currency forward contracts	1	4
Stockholder distributions payable	—	196
Management and investment adviser fees payable	53	56
Subordinated income incentive fees payable(2)	35	41
Administrative services expense payable	3	5
Interest payable	108	98
Other accrued expenses and liabilities	44	33
Total liabilities	7,597	8,620
Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 280,066,433 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,284	9,437
Retained earnings (accumulated deficit)(4)	(2,662)	(2,588)
Total stockholders’ equity	6,622	6,849
Total liabilities and stockholders’ equity	$14,219	$15,469
Net asset value per share of common stock at year end	$23.64	$24.46
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

FS KKR Capital Corp.
Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Investment income
From non-controlled/unaffiliated investments:
Interest income	$1,059	$1,183	$1,020
Paid-in-kind interest income	67	108	72
Fee income	53	30	74
Dividend and other income	26	14	50
From non-controlled/affiliated investments:
Interest income	42	25	28
Paid-in-kind interest income	50	39	48
Fee income	1	1	6
Dividend and other income	16	28	7
From controlled/affiliated investments:
Interest income	71	87	58
Paid-in-kind interest income	94	45	43
Fee income	9	4	—
Dividend and other income	233	266	229
Total investment income	1,721	1,830	1,635

Operating expenses
Management fees	216	226	245
Subordinated income incentive fees(1)	167	181	159
Administrative services expenses	10	12	15
Accounting and administrative fees	4	4	5
Interest expense(2)	465	467	365
Other general and administrative expenses	23	26	22
Total operating expenses	885	916	811
Incentive fee waiver(1)	—	—	(60)
Net expenses	885	916	751
Net investment income before taxes	836	914	884
Excise taxes	23	22	19
Net investment income	813	892	865

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(448)	(147)	136
Non-controlled/affiliated investments	(61)	(21)	84
Controlled/affiliated investments	23	(175)	(71)
Net realized gain (loss) on foreign currency forward contracts	19	8	10
Net realized gain (loss) on foreign currency	(9)	12	23
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	255	30	(679)
Non-controlled/affiliated investments	134	9	(131)
Controlled/affiliated investments	(172)	127	(171)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(7)	(15)	16
Net change in unrealized gain (loss) on foreign currency	38	(21)	15
Total net realized and unrealized gain (loss)	(228)	(193)	(768)
Provision for taxes on realized and unrealized gains on investments	—	(3)	(5)
Net increase (decrease) in net assets resulting from operations	$585	$696	$92

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Operations (continued)
(in millions, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$2.09	$2.48	$0.32
Weighted average shares outstanding	280,066,433	280,276,768	283,508,494
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Changes in Net Assets
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operations
Net investment income	$813	$892	$865
Net realized gain (loss) on investments, foreign currency forward contracts, foreign currency, provision for taxes on realized gains on investments and extinguishment of debt	(476)	(326)	177
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	210	151	(965)
Net change in unrealized gain (loss) on foreign currency	38	(21)	15
Net increase (decrease) in net assets resulting from operations	585	696	92
Stockholder distributions(2)
Distributions to stockholders	(812)	(827)	(754)
Net decrease in net assets resulting from stockholder distributions	(812)	(827)	(754)
Capital share transactions(3)
Repurchases of common stock	—	(32)	(56)
Net increase (decrease) in net assets resulting from capital share transactions	—	(32)	(56)
Total increase (decrease) in net assets	(227)	(163)	(718)
Net assets at beginning of year	6,849	7,012	7,730
Net assets at end of year	$6,622	$6,849	$7,012
_______________
(1)See Note 7 for a discussion of the Company’s financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$585	$696	$92
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(4,731)	(1,817)	(4,642)
Paid-in-kind interest	(203)	(144)	(120)
Proceeds from sales and repayments of investments	5,974	2,570	4,741
Net realized (gain) loss on investments	486	343	(149)
Net change in unrealized (appreciation) depreciation on investments	(217)	(166)	981
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	7	15	(16)
Accretion of discount	(61)	(58)	(87)
Amortization of deferred financing costs and discount	19	16	14
Unrealized (gain)/loss on borrowings in foreign currency	(36)	17	(30)
(Increase) decrease in receivable for investments sold and repaid	60	(34)	355
(Increase) decrease in income receivable	14	(63)	(74)
(Increase) decrease in prepaid expenses and other assets	(8)	1	(4)
Increase (decrease) in payable for investments purchased	2	(14)	12
Increase (decrease) in management fees payable	(3)	(3)	(1)
Increase (decrease) in subordinated income incentive fees payable	(6)	14	8
Increase (decrease) in administrative services expense payable	(2)	(1)	1
Increase (decrease) in interest payable	10	8	20
Increase (decrease) in other accrued expenses and liabilities	11	4	6
Net cash provided by (used in) operating activities	1,901	1,384	1,107
Cash flows from financing activities
Repurchases of common stock	—	(32)	(56)
Stockholder distributions	(1,008)	(823)	(738)
Borrowings under financing arrangements	4,957	2,169	3,243
Repayments of financing arrangements	(5,759)	(2,697)	(3,661)
Deferred financing costs paid	(26)	(21)	(21)
Net cash provided by (used in) financing activities	(1,836)	(1,404)	(1,233)
Total increase (decrease) in cash	65	(20)	(126)
Cash and foreign currency at beginning of year	231	251	377
Cash and foreign currency at end of year	$296	$231	$251
Supplemental disclosure
Federal income taxes paid during the year	$3	$1	$—
Interest paid during the year	$437	$443	$331

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—117.7%
3Pillar Global Inc	(v)	Software & Services	SF+600	0.8%	11/23/26		$1.2	$1.2	$1.1
3Pillar Global Inc	(i)(k)(v)	Software & Services	SF+600	0.8%	11/23/27		123.4	122.8	117.9
3Pillar Global Inc	(x)	Software & Services	SF+600	0.8%	11/23/26		8.0	8.0	7.6
48Forty Solutions LLC	(ac)(f)(k)(t)(v)	Commercial & Professional Services	2.0%, SF+410 PIK (SF+410 Max PIK)	1.0%	11/30/29		174.4	173.6	148.5
48Forty Solutions LLC	(ac)(v)	Commercial & Professional Services	SF+600	1.0%	11/30/29		4.6	4.6	3.9
48Forty Solutions LLC	(ac)(x)	Commercial & Professional Services	SF+600	1.0%	11/30/29		6.1	6.1	5.2
Aareon AG	(v)(w)	Software & Services	E+475, 0.0% PIK (1.8% Max PIK)	0.0%	10/1/31		€60.0	66.2	61.6
Aareon AG	(w)(x)	Software & Services	E+475, 0.0% PIK (1.8% Max PIK)	0.0%	9/30/31		13.6	15.1	15.1
Accuride Corp	(ab)(k)	Capital Goods	SF+1,000, 0.0% PIK (10.0% Max PIK)	2.0%	4/19/25		$0.7	0.6	0.7
Accuride Corp	(k)	Capital Goods	SF+1,000 PIK (SF+1,000 Max PIK)	2.0%	4/19/25		2.6	2.5	2.6
Accuride Corp	(k)(y)(z)	Capital Goods	SF+100, 5.9% PIK (5.9% Max PIK)	1.0%	5/18/26		7.7	7.7	2.1
Accuride Corp	(ab)(x)	Capital Goods	SF+1,000, 0.0% PIK (10.0% Max PIK)	2.0%	4/19/25		0.4	0.4	0.4
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF+625	1.0%	5/7/26		0.3	0.3	0.3
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	SF+625	1.0%	5/7/27		45.4	44.3	45.5
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF+625	1.0%	5/7/26		3.3	3.3	3.3
Advania Sverige AB	(v)(w)	Software & Services	SA+550	0.0%	6/2/31		£51.4	65.0	64.4
Advania Sverige AB	(v)(w)	Software & Services	SR+550	0.0%	6/2/31	SEK	161.1	14.9	14.7
Advania Sverige AB	(aa)(v)(w)	Software & Services	E+500	0.0%	6/2/31		€5.0	5.4	5.2
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (3.3% Max PIK)	0.8%	8/2/27		$1.3	1.3	1.3
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (3.3% Max PIK)	0.8%	8/2/28		56.3	56.2	56.2
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+550, 0.0% PIK (3.3% Max PIK)	0.8%	8/2/27		11.6	11.6	11.5
Alacrity Solutions Group LLC	(v)(y)(z)	Insurance	SF+525	0.8%	12/22/27		10.8	10.7	7.7
Alacrity Solutions Group LLC	(m)(y)(z)	Insurance	SF+525	0.8%	12/22/28		11.8	11.7	8.5
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+525	0.8%	10/2/28		31.1	31.0	31.1
Alera Group Intermediate Holdings Inc	(v)	Insurance	SF+575	0.8%	10/2/28		7.2	7.1	7.3
Alera Group Intermediate Holdings Inc	(x)	Insurance	SF+575	0.8%	10/2/28		0.4	0.4	0.4
Alpha Financial Markets Consulting PLC	(v)(w)	Commercial & Professional Services	SF+525	0.0%	8/16/31		10.3	10.1	10.2
Alpha Financial Markets Consulting PLC	(v)(w)	Commercial & Professional Services	E+525, 0.0% PIK (1.8% Max PIK)	0.0%	8/16/31		€4.7	5.1	4.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Alpha Financial Markets Consulting PLC	(v)(w)	Commercial & Professional Services	SA+525, 0.0% PIK (1.8% Max PIK)	0.0%	8/29/31		£8.8	$11.3	$10.8
Alpha Financial Markets Consulting PLC	(w)(x)	Commercial & Professional Services	SA+525	0.0%	8/16/31		4.5	5.8	5.8
American Vision Partners	(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		$5.0	5.0	5.0
American Vision Partners	(i)(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/27		90.5	90.2	89.9
American Vision Partners	(x)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		2.8	2.8	2.8
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		67.6	67.4	67.6
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		8.4	8.4	8.4
Apex Group Limited	(aa)(m)(w)	Financial Services	SF+375	0.5%	7/27/28		2.4	2.4	2.5
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500	1.0%	10/24/29		3.5	3.5	3.5
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500	1.0%	10/24/30		9.0	9.0	9.0
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500	1.0%	10/24/30		93.7	92.8	93.8
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+500	1.0%	10/24/29		1.6	1.6	1.6
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+500	1.0%	10/24/30		22.1	22.1	22.2
Arcfield Acquisition Corp	(x)	Capital Goods	SF+500	0.5%	10/28/31		6.0	6.0	6.0
Arcos LLC/VA	(m)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28		12.9	12.8	11.9
Arcos LLC/VA	(x)	Software & Services	SF+625	1.0%	4/20/27		4.5	4.5	4.2
Area Wide Protective Inc	(f)(v)	Commercial & Professional Services	SF+475	1.0%	12/23/30		19.2	19.1	19.2
Area Wide Protective Inc	(x)	Commercial & Professional Services	SF+475	1.0%	12/23/30		12.1	12.1	12.1
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+575	0.5%	6/30/28	A$	7.1	4.6	4.3
Arrotex Australia Group Pty Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+575	0.5%	6/30/28		3.7	2.5	2.4
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF+600 PIK (SF+600 Max PIK)	1.0%	9/1/26		$15.3	15.3	15.3
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+700 PIK (SF+700 Max PIK)	1.0%	9/1/26		50.6	50.6	50.6
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+650 PIK (SF+650 Max PIK)	0.8%	9/1/26		37.0	36.4	37.0
ATX Networks Corp	(ad)(w)(x)	Capital Goods	SF+600 PIK (SF+600 Max PIK)	1.0%	9/1/26		5.4	5.4	5.4
Avetta LLC	(v)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31		15.0	14.8	14.9
Avetta LLC	(x)	Software & Services	SF+450	0.5%	7/26/30		2.6	2.6	2.6
Avetta LLC	(x)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31		3.7	3.7	3.7
BDO USA PA	(v)	Commercial & Professional Services	SF+500	2.0%	8/31/28		28.1	27.6	28.1
Belk Inc	(ad)(v)	Consumer Discretionary Distribution & Retail	15.0%		7/23/29		29.4	29.4	29.5
BGB Group LLC	(f)(i)(k)(m)(t)	Media & Entertainment	SF+525	1.0%	8/16/27		108.9	108.3	107.7
BGB Group LLC	(x)	Media & Entertainment	SF+525	1.0%	8/16/27		7.4	7.4	7.3
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
BGB Group LLC	(x)	Media & Entertainment	SF+525	1.0%	8/16/27	$19.9	$19.9	$19.7
Bloom Fresh International Limited	(v)(w)	Food, Beverage & Tobacco	E+525	0.0%	8/9/30	€7.4	7.9	7.7
Bowery Farming Inc	(v)(y)(z)	Food, Beverage & Tobacco	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	9/10/26	$70.5	54.2	—
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco			9/10/26	15.6	14.7	7.2
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco			9/10/26	6.2	5.9	2.8
Cadence Education LLC	(v)	Consumer Services	SF+500	0.8%	5/1/31	4.6	4.6	4.6
Cadence Education LLC	(x)	Consumer Services	SF+500	0.8%	5/1/30	8.5	8.5	8.5
Cadence Education LLC	(x)	Consumer Services	SF+500	0.8%	5/1/31	9.8	9.8	9.8
Carrier Fire Protection	(v)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	9.7	9.7	9.7
Carrier Fire Protection	(v)	Commercial & Professional Services	SF+500	0.5%	7/1/30	0.3	0.3	0.3
Carrier Fire Protection	(v)	Commercial & Professional Services	E+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	€2.4	2.6	2.5
Carrier Fire Protection	(x)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	$2.6	2.6	2.6
Carrier Fire Protection	(x)	Commercial & Professional Services	SF+500	0.5%	7/1/30	2.3	2.3	2.3
CFC Underwriting Ltd	(w)(x)	Insurance	SA+495, 0.0% PIK (2.5% Max PIK)	0.0%	5/16/29	£4.7	5.7	5.7
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+500	0.8%	12/21/27	$0.2	0.2	0.2
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+500	0.8%	12/1/28	19.6	19.6	19.8
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF+500	0.8%	12/21/27	0.8	0.8	0.8
Civica Group Ltd	(v)(w)	Software & Services	SA+525, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	£2.5	3.2	3.1
Civica Group Ltd	(w)(x)	Software & Services	SA+525, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	5.0	6.4	6.4
Civica Group Ltd	(w)(x)	Software & Services	SA+525, 0.0% PIK (5.5% Max PIK)	0.0%	8/30/30	3.6	4.4	4.6
Clarience Technologies LLC	(f)(k)(t)(v)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	$158.9	157.5	160.5
Clarience Technologies LLC	(x)	Capital Goods	SF+575	0.8%	2/13/30	21.7	21.7	21.7
Clarience Technologies LLC	(x)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	21.7	21.7	21.9
CLEAResult Consulting Inc	(f)(v)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	18.2	18.0	18.0
CLEAResult Consulting Inc	(v)	Commercial & Professional Services	SF+500	0.8%	8/27/31	1.4	1.4	1.4
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	4.5	4.5	4.5
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF+500	0.8%	8/27/31	1.7	1.7	1.7
Community Brands Inc	(k)(t)	Software & Services	SF+500	0.8%	7/1/31	39.9	39.5	39.9
Community Brands Inc	(x)	Software & Services	SF+500	0.8%	7/1/31	15.7	15.7	15.7
Consilium Safety Group AB	(v)(w)	Capital Goods	E+600, 0.0% PIK (0.0% Max PIK)	0.0%	4/7/31	€25.0	26.5	25.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Consilium Safety Group AB	(w)(x)	Capital Goods	E+600	0.0%	4/7/31	€9.8	$10.5	$10.1
Corsearch Intermediate Inc	(m)(v)	Software & Services	SF+550	1.0%	4/19/28	$30.1	29.0	30.1
CSafe Global	(f)(k)(t)(v)	Transportation	SF+575	0.8%	12/14/28	87.7	87.6	88.6
CSafe Global	(v)	Transportation	SA+575	0.8%	12/14/28	£15.4	19.7	19.5
CSafe Global	(v)	Transportation	SF+575	0.8%	3/8/29	$8.1	8.1	8.1
CSafe Global	(x)	Transportation	SF+575	0.8%	3/8/29	3.5	3.5	3.5
Dechra Pharmaceuticals Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625, 0.0% PIK (3.3% Max PIK)	0.8%	1/24/31	3.7	3.6	3.7
Dechra Pharmaceuticals Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+625, 0.0% PIK (3.3% Max PIK)	0.0%	1/24/31	€3.3	3.4	3.5
Dental Care Alliance Inc	(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	$109.7	107.6	107.3
Dental365 LLC	(v)	Health Care Equipment & Services	SF+525	0.8%	5/5/28	0.5	0.5	0.5
Dental365 LLC	(f)(v)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	21.5	21.5	21.5
Dental365 LLC	(v)	Health Care Equipment & Services	SF+525	0.8%	8/7/28	5.1	5.1	5.1
Dental365 LLC	(x)	Health Care Equipment & Services	SF+525	0.8%	5/5/28	4.6	4.6	4.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF+525	0.8%	8/7/28	8.6	8.6	8.6
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+550	0.0%	10/27/28	€11.6	11.4	12.0
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+550	0.0%	10/27/28	2.4	2.3	2.5
DOXA Insurance Holdings LLC	(v)	Insurance	SF+525	0.8%	12/20/30	$29.2	29.1	29.5
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/20/29	3.3	3.3	3.3
DOXA Insurance Holdings LLC	(x)	Insurance	SF+525	0.8%	12/20/30	0.5	0.5	0.5
DOXA Insurance Holdings LLC	(x)	Insurance	SF+500	0.8%	12/20/30	22.6	22.6	22.8
DuBois Chemicals Inc	(f)(t)(v)	Materials	SF+450	0.8%	6/13/31	43.7	43.5	43.8
DuBois Chemicals Inc	(x)	Materials	SF+450	0.8%	6/13/31	14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF+450	0.8%	6/13/31	14.7	14.7	14.7
Envirotainer Ltd	(w)(x)	Transportation	E+500, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.8
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	$1.9	1.9	1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+525	0.8%	8/12/28	2.4	2.4	2.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	23.4	23.4	23.5
Follett Software Co	(f)(k)(t)	Software & Services	SF+500	0.8%	8/31/28	72.2	71.7	72.9
Follett Software Co	(x)	Software & Services	SF+500	0.8%	8/31/27	9.9	9.9	9.9
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/29	65.3	63.6	65.3
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+500	1.0%	2/12/29	6.6	6.6	6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+525	0.8%	10/29/30	78.7	78.1	79.0
Foundation Risk Partners Corp	(x)	Insurance	SF+525	0.8%	10/29/29	11.8	11.8	11.8
Foundation Risk Partners Corp	(x)	Insurance	SF+525	0.8%	10/29/30	6.3	6.3	6.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+625	1.0%	11/12/26	$86.3	$86.3	$86.3
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+550	1.0%	11/30/26	18.6	18.5	18.5
Galway Partners Holdings LLC	(v)	Insurance	SF+450	0.8%	9/29/28	1.1	1.0	1.1
Galway Partners Holdings LLC	(v)	Insurance	SF+450, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	0.2	0.2	0.2
Galway Partners Holdings LLC	(k)(m)(t)(v)	Insurance	SF+450, 0.0% PIK (1.0% Max PIK)	0.8%	9/29/28	77.0	76.1	77.0
Galway Partners Holdings LLC	(x)	Insurance	SF+450	0.8%	9/29/28	11.9	11.9	11.9
Galway Partners Holdings LLC	(x)	Insurance	SF+450, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	8.2	8.2	8.2
General Datatech LP	(f)(k)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27	124.5	123.9	124.0
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	9.1
Gigamon Inc	(i)(v)	Software & Services	SF+575	1.0%	3/9/29	105.0	104.4	102.1
Gracent LLC	(ad)(v)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27	31.9	29.5	29.6
Granicus Inc	(v)	Software & Services	SF+350, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	16.3	16.2	16.5
Granicus Inc	(v)	Software & Services	SF+300, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	5.0	5.0	5.0
Granicus Inc	(x)	Software & Services	SF+525	0.8%	1/17/31	2.3	2.3	2.3
Granicus Inc	(x)	Software & Services	SF+475, 0.0% PIK (2.3% Max PIK)	0.8%	1/17/31	1.0	1.0	1.0
Heniff Transportation Systems LLC	(f)(k)(m)(v)	Transportation	SF+575	1.0%	12/3/26	93.3	89.8	93.3
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/26	11.7	11.6	11.7
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/26	6.1	6.1	6.1
Heritage Environmental Services Inc	(f)(v)	Commercial & Professional Services	SF+525	0.8%	1/31/31	53.1	52.7	53.6
Heritage Environmental Services Inc	(v)	Commercial & Professional Services	SF+500	0.8%	1/31/31	7.5	7.5	7.6
Heritage Environmental Services Inc	(x)	Commercial & Professional Services	SF+550	0.8%	1/31/30	8.0	8.0	8.0
Heritage Environmental Services Inc	(x)	Commercial & Professional Services	SF+500	0.8%	1/31/31	4.0	4.0	4.0
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	89.3	86.9	89.3
Hibu Inc	(f)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	24.5	24.3	24.7
Hibu Inc	(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	20.0	19.8	20.4
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+475	1.0%	11/24/28	5.3	5.3	5.3
Higginbotham Insurance Agency Inc	(x)	Insurance	SF+475	1.0%	11/24/28	12.9	12.9	12.9
Highgate Hotels Inc	(v)	Consumer Services	SF+550	1.0%	11/5/29	33.6	33.3	34.0
Highgate Hotels Inc	(x)	Consumer Services	SF+550	1.0%	11/5/29	4.2	4.2	4.2
HKA	(m)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	3.5	3.4	3.5
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	34.8	34.8	34.8
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	3.4	3.4	3.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26		$1.5	$1.5	$1.5
Homrich & Berg Inc	(v)	Financial Services	SF+450	0.8%	8/18/31		0.1	0.1	0.1
Homrich & Berg Inc	(f)	Financial Services	SF+450	0.8%	11/17/31		6.3	6.3	6.3
Homrich & Berg Inc	(x)	Financial Services	SF+450	0.8%	8/18/31		1.4	1.4	1.4
Homrich & Berg Inc	(x)	Financial Services	SF+450	0.8%	11/17/31		7.6	7.6	7.5
Individual FoodService	(v)	Capital Goods	SF+500	1.0%	10/31/29		74.6	73.4	74.8
Individual FoodService	(x)	Capital Goods	SF+500	1.0%	10/31/29		1.7	1.7	1.7
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+475, 2.5% PIK (2.5% Max PIK)	0.0%	9/27/26		€89.0	104.0	86.6
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$15.6	15.6	16.1
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+475, 0.0% PIK (1.8% Max PIK)	0.5%	11/15/31	A$	3.9	2.5	2.7
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+500	0.8%	9/22/28		$63.0	62.6	63.0
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/28		28.5	28.5	28.5
Insight Global LLC	(x)	Commercial & Professional Services	SF+500	0.8%	9/22/28		7.6	7.6	7.6
Insightsoftware.Com Inc	(v)	Software & Services	SF+525	0.8%	5/25/28		1.6	1.6	1.6
Insightsoftware.Com Inc	(v)	Software & Services	SF+525	1.0%	5/25/28		16.6	16.6	16.7
Insightsoftware.Com Inc	(x)	Software & Services	SF+525	0.8%	5/25/28		5.5	5.5	5.5
Insightsoftware.Com Inc	(x)	Software & Services	SF+525	1.0%	5/25/28		5.3	5.3	5.3
Integrity Marketing Group LLC	(v)	Insurance	SF+500	0.8%	8/25/28		98.6	98.6	98.6
Integrity Marketing Group LLC	(x)	Insurance	SF+500	0.8%	8/28/28		0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF+500	0.8%	8/28/28		1.5	1.5	1.5
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	6/1/28		88.9	88.5	89.2
J S Held LLC	(x)	Insurance	SF+550	1.0%	6/1/28		6.9	6.9	6.9
J S Held LLC	(x)	Insurance	SF+550	1.0%	6/1/28		14.7	14.7	14.8
Karman Space Inc	(v)	Capital Goods	SF+625	2.0%	12/21/25		94.2	93.1	94.2
Karman Space Inc	(v)	Capital Goods	SF+625	2.0%	12/21/25		7.3	7.2	7.3
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF+540 PIK (SF+540 Max PIK)	1.0%	11/6/28		201.6	197.5	201.6
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF+815 PIK (SF+815 Max PIK)	1.0%	11/6/28		89.8	88.2	87.7
Kellermeyer Bergensons Services LLC	(ad)(x)	Commercial & Professional Services	SF+540 PIK (SF+540 Max PIK)	1.0%	11/6/28		5.5	5.5	5.5
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+670, 0.0% PIK (2.4% Max PIK)	0.0%	3/20/30		€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+670, 0.0% PIK (2.4% Max PIK)	0.0%	3/20/30		0.5	0.6	0.5
Lakeview Farms Inc	(k)(m)(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		$67.1	66.1	67.1
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		2.8	2.7	2.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27	$4.0	$4.0	$4.0
Lazer Logistics Inc	(f)(v)	Transportation	SF+500	0.8%	5/6/30	24.1	24.0	24.3
Lazer Logistics Inc	(x)	Transportation	SF+500	0.8%	5/4/29	1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF+500	0.8%	5/6/30	5.7	5.7	5.7
Legends Hospitality LLC	(v)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30	1.4	1.4	1.4
Legends Hospitality LLC	(f)(k)(t)	Consumer Services	SF+275, 2.8% PIK (2.8% Max PIK)	0.8%	8/22/31	118.0	116.9	117.7
Legends Hospitality LLC	(x)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30	12.4	12.4	12.4
Legends Hospitality LLC	(x)	Consumer Services	SF+275, 2.8% PIK (2.8% Max PIK)	0.8%	8/22/31	6.9	6.9	6.9
Lexitas Inc	(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29	1.3	1.3	1.3
Lexitas Inc	(i)(k)(m)(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29	117.2	115.0	118.3
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	7.1	7.1	7.1
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	28.6	28.6	28.9
Lionbridge Technologies Inc	(f)(i)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	96.3	95.2	96.3
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	99.3	98.4	98.2
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA+525, 0.0% PIK (3.0% Max PIK)	0.0%	12/4/28	£13.7	17.9	17.2
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA+525, 0.0% PIK (3.0% Max PIK)	0.0%	12/4/28	1.4	2.1	2.1
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA+525, 0.0% PIK (2.6% Max PIK)	0.0%	12/4/28	10.0	12.7	12.7
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+600	0.8%	11/21/29	$4.5	4.5	4.5
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	23.2	23.0	23.5
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+600	0.8%	11/21/29	8.9	8.9	8.9
MAI Capital Management LLC	(v)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	2.1	2.1	2.1
MAI Capital Management LLC	(v)	Financial Services	SF+475	0.8%	8/29/31	0.3	0.3	0.3
MAI Capital Management LLC	(x)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	4.6	4.6	4.6
MAI Capital Management LLC	(x)	Financial Services	SF+475	0.8%	8/29/31	2.2	2.2	2.2
MB2 Dental Solutions LLC	(k)(t)(v)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	139.6	138.6	140.9
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	38.5	38.5	38.8
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	10.7	10.7	10.7
Medallia Inc	(m)(v)	Software & Services	SF+250, 4.0% PIK (4.0% Max PIK)	0.8%	10/29/28	226.0	224.5	220.9
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+500	1.0%	9/15/27	118.7	118.5	120.3
Med-Metrix	(x)	Software & Services	SF+500	1.0%	9/15/27	7.8	7.8	7.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Mercer Advisors Inc	(f)(v)	Financial Services	SF+475	0.8%	10/4/30		$17.0	$17.0	$17.1
Mercer Advisors Inc	(x)	Financial Services	SF+475	0.8%	10/4/30		25.8	25.8	25.9
Misys Ltd	(v)(w)	Software & Services	SF+725	1.0%	9/13/29		1.0	1.0	1.0
Misys Ltd	(w)(x)	Software & Services	SF+725	1.0%	9/13/29		0.6	0.6	0.6
Model N Inc	(v)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31		29.8	29.6	29.8
Model N Inc	(x)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31		6.1	6.1	6.1
Model N Inc	(x)	Software & Services	SF+500	0.8%	6/27/31		3.2	3.2	3.2
NBG Home	(v)(y)	Consumer Durables & Apparel			3/30/25		10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	3/31/25		32.7	30.7	5.4
NCI Inc	(ad)(v)	Software & Services	SF+750, 0.0% PIK (7.5% Max PIK)	1.0%	8/15/28		32.1	32.3	32.1
Net Documents	(v)	Software & Services	SF+475	1.0%	7/2/29		1.8	1.8	1.8
Net Documents	(v)	Software & Services	SF+475	1.0%	7/2/29		32.9	32.8	33.3
Net Documents	(x)	Software & Services	SF+475	1.0%	7/2/29		2.6	2.6	2.6
Netsmart Technologies Inc	(v)	Health Care Equipment & Services	SF+250, 2.7% PIK (2.7% Max PIK)	0.8%	8/25/31		46.8	46.6	46.8
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF+250, 2.7% PIK (2.7% Max PIK)	0.8%	8/25/31		6.2	6.2	6.2
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF+475	0.8%	8/25/31		6.3	6.3	6.3
New Era Technology Inc	(i)(k)	Software & Services	SF+625	1.0%	10/31/26		24.9	24.4	24.4
New Era Technology Inc	(v)	Software & Services	SF+625	1.0%	10/31/26		4.7	4.7	4.6
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR+590	0.0%	6/10/31	SEK	487.4	44.9	43.5
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E+575	0.0%	6/10/31		€30.6	31.9	31.2
Nordic Climate Group Holding AB	(w)(x)	Commercial & Professional Services	SR+590	0.0%	6/10/31	SEK	53.5	5.2	4.8
NovaTaste Austria GmbH	(v)(w)	Food, Beverage & Tobacco	E+550	0.0%	4/5/30		€3.7	3.9	3.7
NovaTaste Austria GmbH	(w)(x)	Food, Beverage & Tobacco	E+550	0.0%	4/5/30		1.0	1.1	1.1
OEConnection LLC	(v)	Software & Services	SF+500	0.8%	4/22/31		$9.0	9.0	8.9
OEConnection LLC	(x)	Software & Services	SF+500	0.8%	4/22/31		10.3	10.3	10.2
OEConnection LLC	(x)	Software & Services	SF+500	0.8%	4/22/31		6.4	6.4	6.3
OEConnection LLC	(x)	Software & Services	SF+500, 0.0% PIK (1.3% Max PIK)	0.8%	4/22/31		6.3	6.3	6.2
One Call Care Management Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	4/22/27		4.8	4.7	4.7
Oxford Global Resources LLC	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27		92.9	92.4	92.9
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27		8.4	8.4	8.6
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/21/26		2.9	2.8	2.9
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/23/28		72.0	71.4	72.0
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/21/26		1.4	1.4	1.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	$16.9	$16.9	$16.9
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	SF+575	1.0%	7/12/27	93.2	92.6	93.2
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+500 PIK (SF+500 Max PIK)	1.0%	8/21/29	202.4	202.4	208.5
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+1,100 PIK (SF+1,100 Max PIK)	0.3%	8/21/29	192.0	192.0	195.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+250 PIK (SF+250 Max PIK)	1.0%	8/21/29	0.3	0.2	0.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+500 PIK (SF+500 Max PIK)	1.0%	8/21/29	3.6	3.6	3.8
PSC Group	(v)	Transportation	SF+525	0.8%	4/3/30	1.7	1.7	1.7
PSC Group	(v)	Transportation	SF+525	0.8%	4/3/31	15.9	15.8	16.0
PSC Group	(x)	Transportation	SF+525	0.8%	4/3/30	0.7	0.7	0.7
PSC Group	(x)	Transportation	SF+525	0.8%	4/3/31	3.3	3.3	3.3
PSKW LLC (dba ConnectiveRx)	(k)(t)(v)	Health Care Equipment & Services	SF+550	1.0%	3/9/28	102.3	102.3	102.3
Radwell International LLC	(v)	Capital Goods	SF+550	0.8%	4/1/28	1.4	1.4	1.4
Radwell International LLC	(i)(k)(m)	Capital Goods	SF+550	0.8%	4/1/29	66.7	66.7	66.7
Radwell International LLC	(x)	Capital Goods	SF+550	0.8%	4/1/28	5.5	5.5	5.5
Radwell International LLC	(x)	Capital Goods	SF+550	0.8%	4/1/29	61.6	61.6	61.6
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF+625	0.0%	2/28/26	44.6	43.5	43.7
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF+625, 0.0% PIK (8.3% Max PIK)	0.0%	2/28/26	49.9	42.2	15.8
Reliant Rehab Hospital Cincinnati LLC	(x)	Health Care Equipment & Services	SF+625	0.0%	2/28/26	2.1	2.1	2.0
Revere Superior Holdings Inc	(m)(v)	Software & Services	SF+500	1.0%	10/1/29	42.2	41.6	42.1
Revere Superior Holdings Inc	(x)	Software & Services	SF+500	1.0%	10/1/29	3.8	3.8	3.8
Rialto Capital Management LLC	(v)	Financial Services	SF+500	0.8%	12/5/30	14.3	14.2	14.2
Rialto Capital Management LLC	(x)	Financial Services	SF+500	0.8%	12/5/30	0.5	0.5	0.5
Rockefeller Capital Management LP	(v)	Financial Services	SF+475	0.5%	4/4/31	23.8	23.6	24.0
Rockefeller Capital Management LP	(x)	Financial Services	SF+475	0.5%	4/4/31	6.9	6.9	6.9
RSC Insurance Brokerage Inc	(i)(k)(v)	Insurance	SF+475	0.8%	11/1/29	187.9	184.1	189.5
RSC Insurance Brokerage Inc	(x)	Insurance	SF+475	0.8%	11/1/29	14.9	14.9	15.0
RSC Insurance Brokerage Inc	(x)	Insurance	SF+475	0.8%	11/1/29	9.7	9.6	9.7
Safe-Guard Products International LLC	(f)(t)(v)	Financial Services	SF+475	0.8%	4/3/30	42.2	41.9	42.5
Safe-Guard Products International LLC	(x)	Financial Services	SF+475	0.8%	4/3/30	8.8	8.8	8.8
SAMBA Safety Inc	(m)	Software & Services	SF+525	1.0%	9/1/27	5.5	5.5	5.5
SAMBA Safety Inc	(v)	Software & Services	SF+525	1.0%	9/1/27	0.5	0.5	0.5
SAMBA Safety Inc	(x)	Software & Services	SF+525	1.0%	9/1/27	1.4	1.4	1.4
Service Express Inc	(v)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	31.3	31.2	31.2
Service Express Inc	(v)	Commercial & Professional Services	SF+475	0.5%	8/15/31	0.6	0.6	0.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Service Express Inc	(x)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	$7.5	$7.5	$7.4
Service Express Inc	(x)	Commercial & Professional Services	SF+475	0.5%	8/15/31	3.6	3.6	3.6
Shaw Development LLC	(v)	Capital Goods	SF+600	0.5%	10/30/29	28.5	28.3	27.9
Shaw Development LLC	(x)	Capital Goods	SF+600	0.5%	10/30/29	3.4	3.4	3.3
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF+550	1.0%	12/22/27	15.9	15.9	16.1
Source Code LLC	(v)	Software & Services	SF+650	1.0%	6/30/27	3.6	3.6	3.6
Source Code LLC	(k)(t)	Software & Services	SF+650	1.0%	7/30/27	49.5	49.0	49.5
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27	64.2	62.9	64.2
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27	9.1	9.1	9.1
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27	7.9	7.9	7.9
Spotless Brands LLC	(v)	Consumer Services	SF+575	1.0%	7/25/28	30.8	30.4	31.0
Spotless Brands LLC	(v)	Consumer Services	SF+550	1.0%	7/25/28	19.6	19.6	19.6
Spotless Brands LLC	(x)	Consumer Services	SF+550	1.0%	7/25/28	16.3	16.3	16.3
STV Group Inc	(v)	Capital Goods	SF+500	0.8%	3/20/30	1.2	1.2	1.2
STV Group Inc	(f)	Capital Goods	SF+500	0.8%	3/20/31	9.9	9.8	10.0
STV Group Inc	(x)	Capital Goods	SF+500	0.8%	3/20/30	7.1	7.1	7.1
STV Group Inc	(x)	Capital Goods	SF+500	0.8%	3/20/31	11.9	11.9	11.9
Summit Interconnect Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28	134.3	133.6	122.4
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575	1.0%	6/30/27	15.6	15.1	15.6
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575 PIK (SF+575 Max PIK)	1.0%	6/30/27	30.3	30.3	30.3
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	SF+575	1.0%	6/30/27	5.7	5.7	5.7
Tangoe LLC	(m)(s)(v)	Software & Services	SF+499, 1.7% PIK (1.7% Max PIK)	1.0%	6/30/26	168.8	163.4	155.6
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services	12.5% PIK (12.5% Max PIK)		6/30/26	16.7	8.9	—
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components			4/4/25	£43.5	40.1	4.0
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	9/30/25	$91.5	92.7	90.8
Time Manufacturing Co	(v)	Capital Goods	SF+450, 2.0% PIK (2.0% Max PIK)	0.8%	12/1/27	45.3	44.7	41.2
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27	4.8	4.8	4.4
Time Manufacturing Co	(v)	Capital Goods	E+450, 2.0% PIK (2.0% Max PIK)	0.8%	12/1/27	£13.7	14.4	12.9
Time Manufacturing Co	(x)	Capital Goods	SF+650	0.8%	12/1/27	$19.0	19.0	17.3
Trescal SA	(v)(w)	Commercial & Professional Services	E+550	0.0%	4/29/30	£4.6	5.0	4.8
Trescal SA	(v)(w)	Commercial & Professional Services	E+500	0.0%	4/29/30	4.2	4.0	4.3
Trescal SA	(w)(x)	Commercial & Professional Services	E+500	0.0%	4/29/30	6.1	7.5	7.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Turnpoint Services Inc	(v)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	$12.9	$12.8	$12.8
Turnpoint Services Inc	(x)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/30	1.6	1.6	1.6
Turnpoint Services Inc	(x)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	2.5	2.5	2.5
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF+375	0.5%	8/3/29	1.7	1.7	1.7
USIC Holdings Inc	(f)(k)(t)(v)	Commercial & Professional Services	SF+550	0.8%	9/10/31	119.7	119.1	120.3
USIC Holdings Inc	(v)	Commercial & Professional Services	SF+525	0.8%	9/10/31	3.5	3.5	3.5
USIC Holdings Inc	(x)	Commercial & Professional Services	SF+550	0.8%	9/10/31	6.6	6.6	6.6
USIC Holdings Inc	(x)	Commercial & Professional Services	SF+525	0.8%	9/10/31	11.7	11.7	11.7
Veriforce LLC	(f)(k)(t)(w)	Software & Services	SF+500	0.8%	11/21/31	37.1	36.9	36.9
Veriforce LLC	(v)(w)	Software & Services	SA+500	0.8%	11/21/31	£13.6	17	16.9
Veriforce LLC	(w)(x)	Software & Services	SF+500	0.8%	11/21/31	$4.7	4.7	4.7
Veriforce LLC	(w)(x)	Software & Services	SF+500	0.8%	11/21/31	3.7	3.7	3.7
Version1 Software Ltd	(v)(w)	Software & Services	E+515, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	€2.0	2.2	2.1
Version1 Software Ltd	(w)(x)	Software & Services	E+515, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	11.7	12.6	12.3
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	$67.9	67.4	67.9
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+600	0.8%	8/31/29	8.4	8.4	8.4
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	6.7	6.7	6.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+525	0.8%	8/31/29	34.3	34.1	34.3
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)(i)(k)(m)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26	112.4	109.8	109.9
Wealth Enhancement Group LLC	(v)	Financial Services	SF+500	1.0%	10/4/28	—	0.0	0.0
Wealth Enhancement Group LLC	(v)	Financial Services	SF+500	1.0%	10/4/28	1.0	1.0	1.0
Wealth Enhancement Group LLC	(x)	Financial Services	SF+500	1.0%	10/4/28	2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF+500	1.0%	10/4/28	0.4	0.4	0.4
Wealth Enhancement Group LLC	(x)	Financial Services	SF+500	1.0%	10/4/28	20.0	20.0	19.9
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods	0.1% 5.9% PIK (5.9% Max PIK)		12/29/28	€53.8	57.7	54.1
Woolpert Inc	(v)	Capital Goods	SF+500	1.0%	4/5/29	$0.6	0.6	0.6
Woolpert Inc	(f)(k)(t)(v)	Capital Goods	SF+500	1.0%	4/5/30	72.6	72.6	73.5
Woolpert Inc	(x)	Capital Goods	SF+500	1.0%	4/5/29	17.9	17.9	17.9
Woolpert Inc	(x)	Capital Goods	SF+500	1.0%	4/5/30	31.2	31.2	31.6
Worldwise Inc	(ad)(v)	Household & Personal Products	SF+400 PIK (SF+400 Max PIK)	2.0%	3/29/30	19.1	19.1	19.1
Worldwise Inc	(ad)(x)	Household & Personal Products	SF+500 PIK (SF+500 Max PIK)	2.0%	3/29/32	1.7	1.7	1.7
Zellis Holdings Ltd	(w)(x)	Software & Services	SA+550, 0.0% PIK (5.5% Max PIK)	0.0%	8/13/31	£6.3	8.0	7.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zendesk Inc	(m)(v)	Software & Services	SF+500	0.8%	11/22/28	$59.5	$59.0	$60.0
Zendesk Inc	(x)	Software & Services	SF+500	0.8%	11/22/28	14.5	14.4	14.7
Zendesk Inc	(x)	Software & Services	SF+500	0.8%	11/22/28	6.0	6.0	6.0
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (2.8% Max PIK)	0.8%	2/28/31	82.7	82.1	83.5
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	5.4	5.4	5.5
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/28/30	11.6	11.6	11.6
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	10.0	10.0	10.2
Total Senior Secured Loans—First Lien							9,245.0	9,044.8
Unfunded Loan Commitments							(1,249.9)	(1,249.9)
Net Senior Secured Loans—First Lien							7,995.1	7,794.9

Senior Secured Loans—Second Lien—10.5%
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+900, 0.0% PIK (9.0% Max PIK)	1.0%	12/31/28	7.0	6.8	7.0
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.7	34.4
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	175.0	168.2	168.5
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	129.8	125.4	124.1
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650, 0.0% PIK (6.5% Max PIK)	1.0%	7/11/27	7.1	7.1	7.1
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650, 0.0% PIK (6.5% Max PIK)	1.0%	7/19/27	7.4	7.4	7.4
Solera LLC	(v)	Software & Services	SF+900	1.0%	6/4/29	335.9	323.8	335.9
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services			3/12/34	8.3	4.5	4.8
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services			3/12/36	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/30	€3.8	4.1	3.7
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/30	2.3	3.0	2.9
Total Senior Secured Loans—Second Lien							693.0	695.8
Unfunded Loan Commitments							(3.0)	(3.0)
Net Senior Secured Loans—Second Lien							690.0	692.8

Other Senior Secured Debt—1.9%
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	$76.5	76.1	76.6
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	30.2	29.0	25.1
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	0.7	0.6	0.7
Warren Resources Inc	(v)	Energy	4.0%		12/1/26	24.3	24.3	21.0
Total Other Senior Secured Debt							130.0	123.4

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—3.5%
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	$7.4	$7.4	$7.3
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	15.3	15.0	15.0
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	43.0	21.4	32.9
Colosseum Dental Group	(v)(w)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		4/23/29	€11.6	12.1	11.7
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		7/1/29	$0.1	0.1	0.1
Miami Beach Medical Group LLC	(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	2/18/25	18.3	18.3	11.5
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	12.1	8.9	11.9
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	47.2	32.0	42.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.4	62.8
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	38.0	37.5	37.5
Total Subordinated Debt							214.1	232.7

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—31.7%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					8,516,891	$14.0	$—
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29		$62.5	61.0	54.5
Abacus JV, ABF Equity	(ad)(v)(w)(y)	Insurance					35,754,604	35.1	24.6
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services					1,339,253	1.5	0.9
Altavair AirFinance, ABF Equity	(ac)(v)(w)	Capital Goods					121,521,801	122.5	128.2
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF+1,000	0.0%	1/12/30		$6.1	6.1	6.1
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF+1,000	0.0%	1/12/30		$3.7	3.7	3.7
Australis Maritime II, ABF Equity	(ad)(v)(w)	Transportation					19,724,089	19.7	19.8
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation					11,611,124	11.6	11.3
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services	5.0%, 9.5% PIK (9.5% Max PIK)		4/30/30		$16.9	16.9	16.9
Avenue One PropCo, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					10,339,283	10.3	10.2
Avenue One PropCo, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.0% PIK (7.0% Max PIK)		3/15/34		$32.3	32.3	32.3
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services					720,108,628	74.9	60.4
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR+925	0.0%	1/27/34	SEK	15.0	1.3	1.3
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	22.0%		11/8/27		$8.8	$8.8	$8.6
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$60.0	60.0	60.0
Bausch Health Cos Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$60.0	60.0	60.0
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components					54,407	—	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF+900	1.0%	11/3/25		$88.4	86.2	88.4
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF+900	1.0%	11/3/25		$12.0	12.0	12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF+900	1.0%	11/3/25		$36.1	36.1	36.1
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)					20,061,940	22.1	32.9
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28		$40.1	39.6	40.1
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$3.5	3.5	3.5
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	2.3	1.6	1.6
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€2.2	2.1	2.2
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$8.6	8.6	8.6
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	1.7	1.4	1.4
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€1.8	2.1	2.1
Curia Global Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29		$62.0	62.0	62.0
Curia Global Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29		$21.3	21.3	21.3
Discover Financial Services, ABF Equity	(ad)(v)(w)(y)	Financial Services					20,909,405	20.9	21.7
Discover Financial Services, Subordinated Loan	(ad)(v)(w)	Financial Services	15.0%		9/6/34		$38.8	38.8	38.8
Discover Financial Services, Subordinated Loan	(ad)(w)(x)	Financial Services	15.0%		9/6/34		$0.1	0.1	0.1
Drive Revel, ABF Equity	(v)(w)	Financial Services					7,488,885	8.1	9.1
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services					425,557,318	242.9	175.1
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services					1,222,206	1.4	2.5
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services					5,810,719	5.8	5.6
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services					53,899,361	53.9	57.2
Global Lending Services LLC, ABF Equity	(v)(w)(y)	Financial Services					84,797	0.1	0.1
Global Lending Services LLC, Bond	(v)(w)	Financial Services	12.5% PIK (12.5% Max PIK)		12/31/32		$0.3	0.3	0.3
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services					10,662,084	10.7	14.9
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)(y)	Financial Services					20,592,578	20.6	22.3
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$33.5	$33.5	$33.5
GreenSky Holdings LLC, Term Loan	(ac)(x)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$3.0	3.0	3.0
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			$85.4	85.4	85.4
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods				137,454,388	137.5	146.7
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26	$39.1	39.1	15.8
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment				35,894	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services				4,899,123	4.9	4.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods				2,899,042	2.6	7.2
Lennar Corp, ABF Equity	(v)(w)	Consumer Durables & Apparel				15,896,685	15.9	16.4
Lennar Corp, Term Loan	(v)(w)	Consumer Durables & Apparel	10.8%, 0.0% PIK (10.8% Max PIK)		8/30/29	$13.7	13.7	13.7
Lennar Corp, Term Loan	(w)(x)	Consumer Durables & Apparel	10.8%, 0.0% PIK (10.8% Max PIK)		8/30/29	$1.0	1.0	1.0
My Community Homes PropCo 2, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				20,284,091	20.3	15.6
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5% PIK (7.5% Max PIK)		3/15/34	$64.4	64.4	64.4
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services			1/25/27	$8.3	0.4	1.9
Norway_France, ABF Equity	(v)(w)	Financial Services				10,696,355	11.9	11.1
Optio Invest, ABF Equity	(v)(w)	Financial Services				3,672,725	4.7	5.7
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services				70,197,743	76.2	78.1
Powin Energy Corp/NV, Revolver	(v)	Capital Goods	13.5%, 0.0% PIK (13.5% Max PIK)		9/30/27	$12.6	12.6	12.6
Powin Energy Corp/NV, Revolver	(x)	Capital Goods	13.5%, 0.0% PIK (13.5% Max PIK)		9/30/27	$17.4	17.4	17.4
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				210,667	—	—
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				823,011	—	—
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				823,011	—	—
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				210,667	—	—
Prime ST LLC, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	8.9	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$62.4	61.0	27.6
Residential Opportunities I LLC, ABF Equity	(v)	Real Estate Management & Development				39	—	0.1
Roemanu LLC (FKA Toorak Capital Partners LLC), ABF Equity	(ad)(v)	Financial Services				220,778,388	236.5	238.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	$2.4	$2.9
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development			10/25/53	5,199,630	8.5	7.5
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)	Financial Services				23,500,000	23.5	23.4
SunPower Financial, ABF Equity	(v)(w)(y)	Financial Services				3,690,938	3.7	4.6
Synovus Financial Corp, ABF Equity	(v)(w)	Banks				4,253,710	4.3	4.6
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£34.2	42.7	42.8
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£9.2	11.8	11.8
TDC LLP, ABF Equity	(ad)(v)(w)(y)	Financial Services				1,576,060	2.0	1.9
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services	8.0%			£29.3	37.3	36.8
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(v)(w)	Materials	SF+475	1.0%	1/18/28	$58.5	58.5	58.9
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(w)(x)	Materials	SF+475	1.0%	1/18/28	$58.5	58.5	58.8
Vehicle Secured Funding Trust, ABF Equity	(v)(w)(y)	Financial Services				21,111,425	21.1	23.1
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services	15.0% PIK (15.0% Max PIK)		1/25/46	$63.3	63.3	63.3
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$26.2	26.2	26.4
Weber-Stephen Products LLC, Revolver	(w)(x)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$57.1	57.1	57.5
Total Asset Based Finance							2,514.2	2,384.0
Unfunded Asset Based Finance Commitments							(282.3)	(282.3)
Net Asset Based Finance							2,231.9	2,101.7

Credit Opportunities Partners JV, LLC—20.6%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC				$1,637.3	1,571.7	1,363.3
Total Credit Opportunities Partners JV, LLC							1,571.7	1,363.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.8%(e)
48Forty Solutions LLC, Common Stock	(ac)(f)(k)(t)(v)(y)	Commercial & Professional Services				25,122	$—	$—
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			72,920	67.9	73.1
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	2.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			17,560	$17.2	$14.1
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF+950 PIK (SF+950 Max PIK)	1.0%	4/30/31	24,310	20.7	22.2
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(p)(y)	Energy				10,193	9.6	2.9
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(p)(y)	Energy				866,071	17.7	24.5
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			364,715	348.7	361.3
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	—
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				6,516	9.9	—
Belk Inc, Common Stock	(ad)(v)(y)	Consumer Discretionary Distribution & Retail				1,050,031	17.6	27.1
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	—	18.4
Bowery Farming Inc, Common Stock	(v)(y)	Food, Beverage & Tobacco				1,058,391	10.0	—
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco				147,815,378	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	161,828	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	1,918,831	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	14.9
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	4.3
Constellis Holdings LLC, Preferred Stock	(ac)(v)(y)	Capital Goods			12/31/28	69,653	3.2	3.4
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
Cubic Corp, Preferred Stock	(v)(y)(z)	Software & Services	11.0% PIK (11.0% Max PIK)			62,289	55.5	42.0
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel				228,806	35.4	49.2
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel	15.9% PIK (15.9% Max PIK)			3,240	4.9	7.2
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel				7,701,195	2.5	1.9
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services				250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services				1,000	8.2	5.0
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services				745	—	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	0.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	0.7
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.5
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)(z)	Materials	0.0% PIK (12.5% Max PIK)		2/15/28	15,279	214.5	152.3
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services				26,230,661	$—	$—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services				26,230,661	48.3	15.1
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,944,319	7.9	4.2
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	7.1
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	61.2	37.4
Med-Metrix, Common Stock	(h)	Software & Services				29,403	1.5	4.2
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,225 PIK (L+1,225 Max PIK)	0.0%		89,639	85.6	86.8
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	0.0	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	33.1
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services				34,872	2.1	1.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services				371,992	22.8	20.7
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/2029	12,174	10.4	12.2
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	4.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment				434,250	18.1	67.2
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment				140	—	—
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	3.1	2.2
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel				4,563	8.3	6.1
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				4,600,940	4.6	10.1
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.1
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.5
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.0	15.1
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				454,343,603	4.8	7.8
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	2.2
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods				11,630	8.0	10.9
Worldwise Inc, Common Stock	(ad)(v)(y)	Household & Personal Products				9,765	0.6	0.7
Total Equity/Other							1,211.1	1,181.5
TOTAL INVESTMENTS—203.7%							$14,044.0	13,490.4
LIABILITIES IN EXCESS OF OTHER ASSETS—(103.7%)								(6,868.2)
NET ASSETS—100%								$6,622.2
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at December 31, 2024	Unrealized Appreciation (Depreciation)
CAD	3/25/2026	JP Morgan Chase Bank	C$	0.6	Sold	$0.4	$0.4	$—
EUR	2/15/2028	JP Morgan Chase Bank	€	4.6	Sold	5.2	5.0	0.2
EUR	12/28/2029	JP Morgan Chase Bank	€	5.7	Sold	6.6	6.5	0.1
GBP	4/3/2025	JP Morgan Chase Bank	£	1.5	Sold	1.9	1.9	—
GBP	1/20/2026	JP Morgan Chase Bank	£	6.2	Sold	7.5	7.7	(0.2)
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	16.9	(0.3)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.4	4.4	—
GBP	8/28/2026	JP Morgan Chase Bank	£	4.8	Sold	6.0	6.0	—
GBP	8/28/2026	JP Morgan Chase Bank	£	8.6	Sold	10.8	10.8	—
GBP	2/15/2028	JP Morgan Chase Bank	£	8.6	Sold	11.1	10.7	0.4
SEK	10/27/2025	JP Morgan Chase Bank	SEK	529.3	Sold	49.5	48.6	0.9
SEK	4/14/2027	JP Morgan Chase Bank	SEK	167.0	Sold	16.4	15.7	0.7
SEK	6/21/2027	JP Morgan Chase Bank	SEK	69.8	Sold	6.7	6.6	0.1
SEK	12/28/2029	JP Morgan Chase Bank	SEK	57.3	Sold	5.7	5.6	0.1
Total						$148.8	$146.8	$2.0
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
Interest Rate Swap	6.875% Notes	6.875%	SOFR + 2.754%	ING Capital Markets LLC	8/15/2029	$200	$(5)	$—	$(5)
Interest Rate Swap	6.875% Notes	6.875%	SOFR + 2.788%	ING Capital Markets LLC	8/15/2029	400	(10)	—	(10)
Interest Rate Swap	6.125% Notes	6.125%	SOFR + 2.137%	ING Capital Markets LLC	1/15/2030	600	0	—	0
Interest Rate Swap	6.125% Notes	6.125%	SOFR + 2.061%	ING Capital Markets LLC	1/15/2030	100	0	—	0
Total						$1,300	$(15)	$—	$(15)
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2024, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 4.85%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.71%, Canadian Dollar Offer Rate, or CDOR or “C”, was 4.97%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.47%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 2.54%, the Sterling Interbank Offered Rate, or SONIA or “SA”, was 4.62%, and the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.31%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
As of December 31, 2024
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
(l)Security held within IC Northern Investments, LLC, a wholly-owned subsidiary of the Company.
(m)Security or portion thereof was held within FSK CLO as of December 31, 2024.
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
(w)The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2024, 73.2% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of unsettled as of December 31, 2024.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC(4)	$—	$184.4	$(10.7)	$(0.1)	$(25.1)	$148.5	$16.0	$4.4	$—	$—
48Forty Solutions LLC(4)	—	8.8	(4.2)	—	(1.6)	3.0	1.0	—	—	—
Affordable Care Inc	35.6	6.6	(7.4)	—	0.4	35.2	4.2	—	—	—
Affordable Care Inc	7.3	14.9	(0.1)	—	0.1	22.2	1.8	—	0.1	—
Belk Inc	13.2	—	(16.7)	(18.9)	22.4	—	(0.9)	—	—	—
Belk Inc	20.0	—	(21.9)	0.1	1.8	—	1.9	—	—	—
Belk Inc	—	30.0	(0.6)	—	0.1	29.5	2.0	—	0.9	—
Constellis Holdings LLC	15.1	0.2	(15.1)	0.3	(0.5)	—	1.6	—	0.1	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Galaxy Universal LLC	$86.4	$—	$(0.8)	$—	$0.7	$86.3	$10.2	$—	$—	$—
Galaxy Universal LLC	18.1	—	—	—	0.4	18.5	2.0	—	—	—
One Call Care Management Inc	4.2	—	—	—	0.5	4.7	0.6	—	—	—
Senior Secured Loans—Second Lien
Belk Inc	—	—	(0.7)	(3.5)	4.2	—	—	—	—	—
Constellis Holdings LLC	9.0	0.3	(9.9)	(3.5)	4.1	—	1.7	—	—	—
Constellis Holdings LLC	—	6.8	—	—	0.2	7.0	0.1	—	—	—
Other Senior Secured Debt
One Call Care Management Inc	20.6	2.7	—	—	1.8	25.1	—	2.4	—	—
Asset Based Finance
Accelerator Investments Aggregator LP, Private Equity4)	2.5	—	(1.6)	(0.1)	0.1	0.9	—	—	—	—
Altavair AirFinance, Private Equity	133.9	—	(7.4)	—	1.7	128.2	—	—	—	15.5
GreenSky Holdings LLC, ABF Equity	—	10.7	—	—	4.2	14.9	—	—	—	—
GreenSky Holdings LLC, ABF Equity	—	20.6	—	—	1.7	22.3	—	—	—	—
GreenSky Holdings LLC, Term Loan	—	33.5	—	—	—	33.5	—	2.4	—	—
Home Partners JV 2, Structured Mezzanine	11.4	1.4	(12.8)	—	—	—	—	1.0	—	—
Home Partners JV 2, ABF Equity	0.2	—	(0.2)	—	—	—	—	—	—	—
Home Partners JV 2, ABF Equity	4.2	—	(4.1)	(0.3)	0.2	—	—	—	—	—
Equity/Other
48Forty Solutions LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Affordable Care Inc, Preferred Stock	50.0	19.8	—	—	3.3	73.1	—	6.4	—	—
athenahealth Inc, Preferred Stock	252.6	86.5	—	—	22.2	361.3	—	31.9	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Belk Inc, Common Stock	—	17.6	—	—	9.5	27.1	—	—	—	—
Borden (New Dairy Opco), Common Stock(4)	11.2	—	(4.9)	—	(6.3)	—	—	—	—	—
Constellis Holdings LLC, Private Equity	—	—	—	—	—	—	—	—	—	—
Constellis Holdings LLC, Preferred Equity	—	3.2	—	—	0.2	3.4	—	—	—	—
Fronton BV, Common Stock	1.8	—	(1.7)	1.7	(1.8)	—	—	—	—	—
Galaxy Universal LLC, Common Stock	0.5	—	—	—	48.7	49.2	—	—	—	—
Galaxy Universal LLC, Trade Claim	1.0	—	—	—	0.9	1.9	—	—	—	—
Galaxy Universal LLC, Preferred Stock	5.5	0.9	—	—	0.8	7.2	—	0.5	—	—
One Call Care Management Inc, Preferred Stock A	18.5	—	—	—	2.2	20.7	—	—	—	—
One Call Care Management Inc, Common Stock	1.9	—	—	—	—	1.9	—	—	—	—
One Call Care Management Inc, Preferred Stock B	7.7	2.4	—	—	2.1	12.2	—	0.6	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Proserv Acquisition LLC, Class A Common Units	$3.5	$—	$(7.3)	$(26.2)	$30.0	$—	$—	$—	$—	$—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	(2.3)	—	(5.0)	2.2	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	(10.2)	10.2	—	—	—	—	—
Total	$745.4	$451.3	$(130.4)	$(60.7)	$134.4	$1,140.0	$42.2	$49.6	$1.1	$15.5
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
(3)Interest, PIK, fee and dividend and other income presented for the full year ended December 31, 2024.
(4)The Company held this investment as of December 31, 2023 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2023. Transfers in or out have been presented at amortized cost.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2024, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2024, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2024:

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
ATX Networks Corp	$65.1	$36.3	$(101.4)	$—	$—	$—	$1.8	$5.8	$—	$—
ATX Networks Corp	—	36.4	—	—	0.6	37.0	—	0.8	—	—
ATX Networks Corp	—	15.3	—	—	—	15.3	—	1.0	—	—
ATX Networks Corp	—	50.6	—	—	—	50.6	—	4.0	—	—
Gracent LLC	24.5	4.8	—	—	0.3	29.6	—	4.8	—	—
H.M. Dunn Co., Inc., L+875	35.8	—	(1.0)	—	—	34.8	4.1	—	—	—
H.M. Dunn Co., 15%	1.0	2.4	—	—	—	3.4	0.2	—	—	—
Kellermeyer Bergensons Services LLC	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC	—	198.9	(1.4)	—	4.1	201.6	—	17.2	—	—
Kellermeyer Bergensons Services LLC	—	88.2	—	—	(0.5)	87.7	—	9.3	—	—
NCI Inc	32.2	1.0	(1.1)	—	—	32.1	2.1	2.1	—	—
Production Resource Group LLC	168.6	30.0	(0.7)	—	(2.0)	195.9	13.4	20.9	5.3	—
Production Resource Group LLC	0.1	0.1	—	—	0.1	0.3	—	—	—	—
Production Resource Group LLC	63.6	6.8	(1.6)	—	(1.1)	67.7	5.0	4.3	—	—
Production Resource Group LLC	34.8	3.0	(0.8)	—	0.2	37.2	3.0	2.4	—	—
Production Resource Group LLC	—	105.3	(1.0)	—	3.1	107.4	3.0	5.6	4.0	—
Warren Resources Inc	18.8	—	(19.0)	0.5	(0.3)	—	1.0	0.1	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Wittur Holding GmbH	$—	$57.7	$—	$—	$(3.6)	$54.1	$0.1	$2.6	$—	$—
Worldwise Inc	—	19.1	—	—	—	19.1	0.1	—	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	6.5	0.6	—	—	—	7.1	0.2	0.6	—	—
Quoizel, LLC	6.8	0.6	—	—	—	7.4	0.3	0.6	—	—
Other Senior Secured Debt
JW Aluminum Co	77.1	0.2	—	—	(0.7)	76.6	8.1	—	—	—
Subordinated Debt
ATX Networks Corp	32.9	1.9	—	—	(1.9)	32.9	—	0.7	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	52.7	2.0	—	—	(0.2)	54.5	5.1	1.8	—	—
801 5th Ave, Seattle, ABF Equity	—	—	—	—	—	—	—	—	—	—
Abacus JV, ABF Equity	48.5	—	(11.3)	0.3	(12.9)	24.6	—	—	—	—
Australis Maritime, Common Stock	35.8	—	(23.8)	—	(0.7)	11.3	—	—	—	0.3
Australis Maritime II, ABF Equity	12.2	10.4	(1.6)	—	(1.2)	19.8	—	—	—	2.2
Avenue One PropCo, ABF Equity	38.8	—	(37.9)	—	(0.9)	—	—	—	—	—
Avenue One PropCo, ABF Equity	—	10.3	—	—	(0.1)	10.2	—	—	—	—
Avenue One PropCo, Term Loan	—	32.3	—	—	—	32.3	0.1	1.7	—	—
Avida Holding AB, Common Stock	42.9	25.0	—	—	(7.5)	60.4	—	—	—	—
Avida Holding AB, Subordinated Bond	1.5	—	—	—	(0.2)	1.3	0.2	—	—	—
Capital Automotive LP, ABF Equity	32.4	—	(1.1)	—	1.6	32.9	—	—	—	2.9
Capital Automotive LP, Structured Mezzanine	41.5	0.1	(1.4)	—	(0.1)	40.1	4.6	—	—	—
Discover Financial Services, Subordinated Loan	—	38.8	—	—	—	38.8	1.3	—	—	—
Discover Financial Services, ABF Equity	—	20.9	—	—	0.8	21.7	—	—	—	—
Kilter Finance, Preferred Stock	99.7	1.5	(15.8)	0.8	(0.8)	85.4	12.0	—	—	—
Kilter Finance, ABF Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	65.6	74.2	—	—	6.9	146.7	—	—	—	6.6
KKR Central Park Leasing Aggregator L.P., Partnership Interest	15.3	—	—	—	0.5	15.8	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	99.9	—	(120.3)	30.7	(10.2)	0.1	—	—	—	0.5
KKR Rocket Loans Aggregator LLC, Partnership Interest	8.3	—	(4.3)	—	0.3	4.3	—	—	—	0.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	11.8	—	(9.0)	0.3	4.1	7.2	—	—	—	2.6
My Community Homes PropCo 2, ABF Equity	78.8	—	(81.1)	—	2.3	—	—	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
My Community Homes PropCo 2, ABF Equity	$—	$20.3	$—	$—	$(4.7)	$15.6	$—	$—	$—	$—
My Community Homes PropCo 2, Term Loan	—	64.4	—	—	—	64.4	0.1	3.7	—	—
Prime St LLC, ABF Equity	—	1.6	—	—	(1.6)	—	—	—	—	—
Prime St LLC, Structured Mezzanine	33.1	3.8	—	—	(9.3)	27.6	3.2	3.5	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), ABF Equity	241.0	—	—	—	(2.1)	238.9	—	—	—	4.8
TDC LLP, Preferred Equity	27.8	22.2	(11.5)	0.3	(2.0)	36.8	1.8	—	—	—
TDC LLP, Preferred Equity	2.0	—	—	—	(0.1)	1.9	—	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.9	—	—	—	(33.6)	1,363.3	—	—	—	212.3
Equity/Other
ATX Networks Corp, Common Stock	25.9	—	—	—	(25.9)	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	2.5	—	—	—	(2.5)	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	0.8	—	—	—	(0.8)	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	—	4.9	(5.3)	0.4	18.4	18.4	—	—	—	—
Gracent LLC, Preferred Stock A	—	—	—	(8.0)	8.0	—	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	3.8	—	—	—	1.2	5.0	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	25.1	—	—	—	(25.0)	0.1	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.5	—	—	—	—	2.5	—	—	—	—
JW Aluminum Co, Preferred Stock	148.7	—	—	—	3.6	152.3	—	—	—	—
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	—	48.3	—	—	(33.2)	15.1	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	19.7	—	—	—	13.4	33.1	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	120.7	—	—	—	(53.5)	67.2	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	10.2	—	—	—	(4.1)	6.1	—	—	—	—
Quorum Health Corp, Trade Claim	0.9	—	—	—	—	0.9	—	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Quorum Health Corp, Trust Initial Funding Units	$0.1	$—	$—	$—	$—	$0.1	$—	$—	$—	$—
Quorum Health Corp, Private Equity	7.7	3.7	—	—	(1.3)	10.1	—	—	—	—
Warren Resources Inc, Common Stock	12.3	—	(10.7)	(2.1)	0.5	—	—	—	—	—
Wittur Holding GmbH, Common Stock	—	8.0	—	—	2.9	10.9	—	—	—	—
Worldwise Inc, Common Stock	—	0.6	—	—	0.1	0.7	—	—	—	—
Total	$3,335.7	$1,052.5	$(463.1)	$23.2	$(171.6)	$3,776.7	$70.8	$93.5	$9.3	$232.5
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
(3)Interest, PIK, fee and dividend and other income presented for the full year ended December 31, 2024.
(4)The Company held this investment as of December 31, 2023 but it was not deemed to be an “control” of the portfolio company as of December 31, 2023. Transfers in or out have been presented at amortized cost.

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+650	1.0%	10/24/29		$4.7	$4.7	$4.7
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+500, 2.0% PIK (2.0% Max PIK)	1.0%	10/24/30		12.0	12.0	11.8
Arcfield Acquisition Corp	(f)(i)(t)(v)	Capital Goods	SF+625	0.8%	8/4/29		85.0	84.6	85.0
Arcfield Acquisition Corp	(x)	Capital Goods	SF+625	0.8%	8/4/28		10.6	10.6	10.6
Arcos LLC/VA	(m)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28		12.5	12.3	11.2
Arcos LLC/VA	(x)	Software & Services	SF+625	1.0%	4/20/27		4.5	4.5	4.0
Ardonagh Group Ltd	(v)(w)	Insurance	SA+725	0.8%	7/14/26		£0.8	1.0	1.0
Ardonagh Group Ltd	(v)(w)	Insurance	E+725	1.0%	7/14/26		€19.0	19.3	20.9
Ardonagh Group Ltd	(v)(w)	Insurance	SF+675	0.8%	7/14/26		$9.9	9.4	9.8
Ardonagh Group Ltd	(w)(x)	Insurance	SF+675	0.8%	7/14/26		9.9	9.9	9.8
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+750	1.0%	9/1/26		65.1	65.1	65.1
ATX Networks Corp	(ad)(w)(x)	Capital Goods	SF+750	1.0%	9/1/26		63.0	63.0	63.0
Barbri Inc	(f)(k)(m)(t)(v)	Consumer Services	SF+575	0.8%	4/28/28		130.5	127.0	126.9
BDO USA PA	(v)	Commercial & Professional Services	SF+600	2.0%	8/31/28		28.4	27.8	28.1
Belk Inc	(aa)(ac)(v)	Consumer Discretionary Distribution & Retail	P+650	2.0%	7/31/25		21.9	21.8	20.0
Belk Inc	(aa)(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	5.0%, 8.0% PIK (8.0% Max PIK)		7/31/25		70.9	35.6	13.2
BGB Group LLC	(f)(i)(k)(m)(t)	Media & Entertainment	SF+575	1.0%	8/16/27		110.0	109.2	107.5
BGB Group LLC	(x)	Media & Entertainment	SF+575	1.0%	8/16/27		19.9	19.9	19.5
Bloom Fresh International Limited	(v)(w)	Food, Beverage & Tobacco	E+575	0.0%	8/9/30		€7.4	7.9	8.0
Bowery Farming Inc	(v)(y)(z)	Food, Beverage & Tobacco	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	9/10/26		$67.5	61.7	35.4
Caldic BV	(aa)(m)(w)	Consumer Discretionary Distribution & Retail	SF+375	0.5%	2/26/29		1.4	1.4	1.4
Caldic BV	(aa)(v)(w)	Consumer Discretionary Distribution & Retail	E+350	0.0%	2/26/29		€0.8	0.9	0.9
Careismatic Brands Inc	(v)	Health Care Equipment & Services	SF+675	1.0%	3/9/25		$11.5	11.5	11.5
Careismatic Brands Inc	(x)	Health Care Equipment & Services	SF+675	1.0%	3/9/25		18.5	18.5	18.5
CFC Underwriting Ltd	(w)(x)	Insurance	SA+500, 0.0% PIK (2.8% Max PIK)	0.0%	5/16/29		£4.7	5.7	5.8
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+575	0.8%	12/1/27		$0.2	0.2	0.2
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+350, 2.8% PIK (2.8% Max PIK)	0.8%	12/1/28		19.5	19.5	19.7
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF+575	0.8%	12/1/27		0.8	0.8	0.8
Civica Group Ltd	(v)(w)	Software & Services	SA+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30		£17.7	21.8	22.1
Civica Group Ltd	(v)(w)	Software & Services	BW+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	A$	1.0	0.6	0.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Civica Group Ltd	(w)(x)	Software & Services	SA+625, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	£7.5	$9.6	$9.4
Clarience Technologies LLC	(f)(i)(k)(m)(s)(v)	Capital Goods	SF+625	1.0%	12/14/26	$225.5	221.1	225.5
Clarience Technologies LLC	(x)	Capital Goods	SF+625	1.0%	12/13/24	25.4	25.4	25.4
Community Brands Inc	(v)	Software & Services	SF+550	0.8%	2/24/28	32.4	31.9	31.9
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28	3.9	3.8	3.8
Community Brands Inc	(x)	Software & Services	SF+550	0.8%	2/24/28	1.9	1.9	1.9
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+775	1.0%	9/27/25	15.1	14.6	15.1
Corsearch Intermediate Inc	(m)(v)	Software & Services	SF+550	1.0%	4/19/28	30.1	28.7	29.9
CSafe Global	(v)	Transportation	SF+625	0.8%	12/23/26	7.0	7.0	6.9
CSafe Global	(f)(i)(k)(m)(t)(v)	Transportation	SF+625	1.0%	12/23/27	184.9	180.5	184.2
CSafe Global	(v)	Transportation	SF+625	1.0%	12/23/27	£26.9	35.6	34.1
CSafe Global	(m)(v)	Transportation	SF+625	1.0%	8/13/28	11.7	11.7	11.6
CSafe Global	(x)	Transportation	SF+625	0.8%	12/23/26	27.9	27.9	27.8
Dental Care Alliance Inc	(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	98.7	96.2	97.7
Dental Care Alliance Inc	(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	12.1	12.1	12.0
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/27/28	€23.1	22.6	25.3
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+650	0.0%	10/28/28	2.4	2.3	2.4
DOXA Insurance Holdings LLC	(v)	Insurance	SF+550	0.8%	12/31/30	$15.3	15.2	15.2
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/20/29	3.3	3.3	3.3
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/31/30	14.6	14.6	14.4
Element Materials Technology Group US Holdings Inc	(aa)(m)(w)	Commercial & Professional Services	SF+425	0.5%	7/6/29	1.4	1.4	1.4
Element Materials Technology Group US Holdings Inc	(aa)(v)(w)	Commercial & Professional Services	E+425	0.0%	7/6/29	€0.3	0.4	0.4
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508	0.8%	12/20/28	$19.6	19.3	19.6
Encora Digital LLC	(v)	Commercial & Professional Services	SF+508, 0.0% PIK (2.3% Max PIK)	0.8%	12/20/28	65.1	64.2	65.1
Envirotainer Ltd	(w)(x)	Transportation	E+575, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.7
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	$1.5	1.5	1.4
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	2.3	2.3	2.3
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/28	0.9	0.9	0.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+575	0.8%	8/12/29	0.8	0.8	0.8
Follett Software Co	(f)(k)(t)	Software & Services	SF+575	0.8%	8/31/28	72.9	72.4	72.8
Follett Software Co	(x)	Software & Services	SF+575	0.8%	8/31/27	9.9	9.9	9.8
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	69.6	67.1	69.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/27	$6.6	$6.6	$6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+600	0.8%	10/29/28	54.2	53.5	54.2
Foundation Risk Partners Corp	(x)	Insurance	SF+600	0.8%	10/29/27	7.0	6.9	7.0
Foundation Risk Partners Corp	(x)	Insurance	SF+550	0.8%	10/29/28	18.5	18.5	18.2
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+575	1.0%	11/12/26	87.1	87.1	86.4
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+550	1.0%	11/30/26	18.6	18.5	18.1
Galway Partners Holdings LLC	(k)(m)(t)(v)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	86.5	85.3	85.7
Galway Partners Holdings LLC	(x)	Insurance	SF+525, 0.0% PIK (1.3% Max PIK)	0.8%	9/30/27	12.0	11.8	11.8
General Datatech LP	(f)(k)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27	131.6	130.7	128.5
Gigamon Inc	(i)(v)	Software & Services	SF+575	1.0%	3/9/29	106.1	105.4	105.6
Gigamon Inc	(x)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	9.3
Gracent LLC	(ad)(v)	Health Care Equipment & Services	SF+1,200 PIK (SF+1,200 Max PIK)	1.0%	2/28/27	28.3	24.7	24.5
Greystone Equity Member Corp	(v)(w)	Financial Services	SF+725	3.8%	4/1/26	194.8	187.5	194.8
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/24	6.8	6.7	6.8
Heniff Transportation Systems LLC	(f)(k)(m)(v)	Transportation	SF+575	1.0%	12/3/26	94.3	89.3	94.3
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/24	11.0	11.0	11.0
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	94.5	91.2	95.4
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+550	1.0%	11/24/28	10.3	10.2	10.2
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+550	1.0%	11/24/28	6.9	6.6	6.8
Highgate Hotels Inc	(v)	Consumer Services	SF+550	1.0%	11/5/29	34.0	33.6	33.6
Highgate Hotels Inc	(x)	Consumer Services	SF+550	1.0%	11/5/29	4.2	4.2	4.2
HKA	(m)(v)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	4.6	4.5	4.4
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	35.8	35.8	35.8
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	1.0	1.0	1.0
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	1.0	1.0	1.0
Individual FoodService	(v)	Capital Goods	SF+600	1.0%	10/31/29	71.3	69.9	69.9
Individual FoodService	(x)	Capital Goods	SF+600	1.0%	10/31/29	5.8	5.8	5.7
Individual FoodService	(x)	Capital Goods	SF+600	1.0%	10/31/29	5.9	5.9	5.8
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	€71.2	82.3	75.4
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+725	0.0%	9/27/26	17.6	20.6	18.7
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$20.9	20.9	21.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
iNova Pharmaceuticals (Australia) Pty Limited	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28	A$	0.9	$0.5	$0.6
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+650	0.8%	10/30/28		2.6	1.7	1.6
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+600	0.8%	9/22/28		$176.4	175.1	176.4
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/27		21.1	21.1	21.1
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/28		26.8	26.8	26.8
Integrity Marketing Group LLC	(v)	Insurance	SF+600	0.8%	8/27/26		0.2	0.2	0.2
Integrity Marketing Group LLC	(v)	Insurance	SF+602	0.8%	8/27/26		98.4	98.4	98.2
Integrity Marketing Group LLC	(x)	Insurance	SF+600	0.8%	8/27/26		2.3	2.3	2.3
Integrity Marketing Group LLC	(x)	Insurance	SF+650	1.0%	8/27/26		0.1	0.1	0.1
J S Held LLC	(f)(i)(v)	Insurance	SF+550	1.0%	7/1/25		86.0	85.2	85.4
J S Held LLC	(v)	Insurance	SF+550	1.0%	7/1/25		5.1	5.0	5.0
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	7/1/25		63.2	63.2	62.8
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		9.0	9.0	9.0
J S Held LLC	(x)	Insurance	SF+550	1.0%	7/1/25		2.5	2.5	2.5
Karman Space Inc	(v)	Capital Goods	SF+700	2.0%	12/21/25		49.8	48.2	49.8
Karman Space Inc	(v)	Capital Goods	SF+700	2.0%	12/21/25		5.5	5.4	5.5
Karman Space Inc	(v)	Capital Goods	SF+700	1.0%	12/21/25		36.1	35.7	36.1
Kellermeyer Bergensons Services LLC	(m)(s)(v)	Commercial & Professional Services	SF+600	1.0%	11/7/26		165.7	160.6	165.7
Kellermeyer Bergensons Services LLC	(m)(s)(v)(y)(z)	Commercial & Professional Services	SF+100, 7.0% PIK (7.0% Max PIK)	0.8%	11/7/26		200.4	197.6	135.3
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30		€7.8	8.0	8.4
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675, 0.0% PIK (2.4% Max PIK)	0.0%	9/30/30		0.6	0.7	0.6
Lakefield Veterinary Group	(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		$37.7	37.7	36.8
Lakefield Veterinary Group	(f)(i)(m)(v)	Health Care Equipment & Services	SF+550	0.8%	11/23/28		80.4	79.8	78.5
Lakeview Farms Inc	(k)(m)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		30.9	29.6	30.8
Lakeview Farms Inc	(m)(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		36.9	36.9	36.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		6.8	6.8	6.8
Lazer Logistics Inc	(v)	Transportation	SF+625	0.8%	5/6/30		18.2	18.0	18.5
Lazer Logistics Inc	(f)(v)	Transportation	SF+550	0.8%	5/6/30		3.3	3.3	3.3
Lazer Logistics Inc	(x)	Transportation	SF+625	0.8%	5/4/29		1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF+550	0.8%	5/6/30		8.6	8.6	8.4
Lexitas Inc	(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29		2.9	2.9	2.9
Lexitas Inc	(i)(k)(m)(v)	Commercial & Professional Services	SF+675	1.0%	5/18/29		116.8	114.2	118.6
Lexitas Inc	(x)	Commercial & Professional Services	SF+675	1.0%	5/18/29		5.5	5.5	5.5
Lionbridge Technologies Inc	(f)(i)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25		109.5	107.1	109.5
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	$100.6	$99.4	$99.8
Lipari Foods LLC	(x)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	15.0	15.0	14.9
Lloyd's Register Quality Assurance Ltd	(v)(w)	Consumer Services	SA+600, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	£11.3	14.3	14.1
Lloyd's Register Quality Assurance Ltd	(w)(x)	Consumer Services	SA+600, 0.0% PIK (2.9% Max PIK)	0.0%	12/2/28	3.7	5.7	5.6
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	$18.3	18.1	18.3
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	5.1	5.1	5.1
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+600	0.8%	11/21/29	0.5	0.5	0.5
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+600	0.8%	11/21/29	12.9	12.9	12.8
MB2 Dental Solutions LLC	(k)(m)(t)(v)	Health Care Equipment & Services	SF+600	1.0%	1/29/27	220.2	214.8	220.2
Medallia Inc	(m)(v)	Software & Services	SF+250, 4.0% PIK (4.0% Max PIK)	0.8%	10/29/28	217.0	215.2	216.1
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+600	1.0%	9/15/27	69.1	68.7	69.1
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	11.4	11.4	11.4
Med-Metrix	(x)	Software & Services	SF+600	1.0%	9/15/27	7.8	7.8	7.8
Miami Beach Medical Group LLC	(m)(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	114.6	106.5	68.9
Miami Beach Medical Group LLC	(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	12/14/27	19.0	17.5	11.4
Misys Ltd	(v)(w)	Software & Services	SF+725	1.0%	9/13/29	0.4	0.4	0.4
Misys Ltd	(w)(x)	Software & Services	SF+725	1.0%	9/13/29	1.1	1.1	1.1
Motion Recruitment Partners LLC	(f)(i)(t)(v)	Commercial & Professional Services	SF+650	1.0%	12/22/25	114.5	112.1	111.3
NBG Home	(v)(y)	Consumer Durables & Apparel			3/31/24	10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	3/31/24	32.7	30.7	9.8
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	L+550	1.0%	4/26/24	44.3	38.7	—
NCI Inc	(ad)(v)	Software & Services	SF+750 PIK (SF+750 Max PIK)	1.0%	8/15/28	32.2	32.4	32.2
Net Documents	(v)	Software & Services	SF+625	1.0%	7/2/27	33.0	32.8	33.0
Net Documents	(v)	Software & Services	SF+625	1.0%	7/2/27	1.5	1.5	1.5
Net Documents	(x)	Software & Services	SF+625	1.0%	7/2/27	1.5	1.5	1.5
New Era Technology Inc	(i)(k)	Software & Services	SF+625	1.0%	10/31/26	25.2	24.5	24.9
New Era Technology Inc	(x)	Software & Services	SF+625	1.0%	10/31/26	4.7	4.7	4.6
NovaTaste Austria GmbH	(v)(w)	Food, Beverage & Tobacco	E+700	0.0%	5/30/30	€4.0	4.1	4.3
NovaTaste Austria GmbH	(w)(x)	Food, Beverage & Tobacco	E+700	0.0%	5/30/30	4.7	4.9	4.9
Novotech Pty Ltd	(w)(x)	Health Care Equipment & Services	SF+525	0.5%	1/13/28	$5.7	5.6	5.6
Omnimax International Inc	(f)(i)(k)(m)(v)	Capital Goods	SF+800	1.0%	10/8/26	121.2	117.3	120.3
One Call Care Management Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	4/22/27	4.9	4.7	4.2
Oxford Global Resources LLC	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27	93.9	93.3	94.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	$8.0	$8.0	$8.1
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27	7.6	7.6	7.6
Parts Town LLC	(m)(v)	Consumer Discretionary Distribution & Retail	SF+598	0.8%	11/1/28	74.5	74.0	74.3
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	1.3	1.3	1.3
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	69.2	68.5	68.7
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/21/26	3.0	3.0	2.9
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/23/28	20.5	20.5	20.3
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	SF+575	1.0%	7/12/27	93.2	92.5	92.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+500, 3.1% PIK (3.1% Max PIK)	1.0%	8/21/24	95.5	94.3	98.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+300, 5.5% PIK (5.5% Max PIK)	0.3%	8/21/24	165.3	162.7	168.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF+550 PIK (SF+550 Max PIK)	1.0%	8/21/24	0.1	0.1	0.1
PSKW LLC (dba ConnectiveRx)	(i)(k)(m)(s)(t)(v)	Health Care Equipment & Services	SF+625	1.0%	3/9/26	242.8	237.9	242.8
Pure Fishing Inc	(v)	Consumer Durables & Apparel	SF+450	0.0%	12/22/25	33.4	33.0	30.0
Radwell International LLC/PA	(v)	Capital Goods	SF+675	0.8%	4/1/28	1.4	1.4	1.4
Radwell International LLC/PA	(m)	Capital Goods	SF+653	0.8%	4/1/29	1.0	1.0	1.0
Radwell International LLC/PA	(i)(k)	Capital Goods	SF+675	0.8%	4/1/29	66.4	66.4	67.7
Radwell International LLC/PA	(x)	Capital Goods	SF+675	0.8%	4/1/28	5.5	5.5	5.5
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF+625, 0.0% PIK (6.3% Max PIK)	0.0%	2/28/26	44.0	42.7	0.4
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF+625	0.0%	3/2/26	44.0	42.2	39.7
Revere Superior Holdings Inc	(m)(v)	Software & Services	SF+550	1.0%	9/30/26	33.1	32.7	33.1
Revere Superior Holdings Inc	(x)	Software & Services	SF+575	1.0%	9/30/26	3.2	3.2	3.2
Rise Baking Company	(k)(m)(v)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	28.3	27.8	28.3
Rise Baking Company	(x)	Food, Beverage & Tobacco	SF+625	1.0%	8/13/27	5.3	5.2	5.3
RSC Insurance Brokerage Inc	(i)(k)(v)	Insurance	SF+550	0.8%	11/1/29	187.2	183.4	186.5
RSC Insurance Brokerage Inc	(x)	Insurance	SF+550	0.8%	11/1/29	7.7	7.6	7.7
Safe-Guard Products International LLC	(f)	Financial Services	SF+550	0.5%	1/27/27	0.1	0.1	0.1
SAMBA Safety Inc	(m)	Software & Services	SF+525	1.0%	9/1/27	6.0	6.0	6.0
SAMBA Safety Inc	(v)	Software & Services	SF+525	1.0%	9/1/27	1.8	1.8	1.8
SAMBA Safety Inc	(x)	Software & Services	SF+525	1.0%	9/1/27	0.6	0.6	0.6
SavATree LLC	(v)	Consumer Services	SF+525	0.8%	10/12/28	9.4	9.4	9.3
SavATree LLC	(v)	Consumer Services	SF+525	0.8%	10/12/28	0.4	0.3	0.4
SavATree LLC	(x)	Consumer Services	SF+525	0.8%	10/12/28	6.0	6.0	5.9
Sequel Youth & Family Services LLC	(v)(y)(z)	Health Care Equipment & Services	3.0%		2/28/25	57.2	8.9	0.3
Shaw Development LLC	(v)	Capital Goods	SF+600	0.5%	10/30/29	28.8	28.5	28.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Shaw Development LLC	(x)	Capital Goods	SF+600	0.5%	10/30/29		$3.4	$3.4	$3.4
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF+550	1.0%	12/22/27		28.2	28.0	28.2
Solina France SASU	(m)(v)(w)	Food, Beverage & Tobacco	SF+650	0.0%	7/28/28		19.5	19.0	19.7
Sorenson Communications LLC	(aa)(f)(k)(t)	Telecommunication Services	SF+550	0.8%	3/17/26		29.6	28.4	29.5
Source Code LLC	(k)(t)(v)	Software & Services	SF+650	1.0%	6/30/27		56.0	55.3	56.0
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27		57.4	55.6	57.4
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		16.5	16.5	16.5
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27		7.9	7.9	7.9
Spotless Brands LLC	(v)	Consumer Services	SF+650	1.0%	7/25/28		12.4	12.1	12.4
Spotless Brands LLC	(x)	Consumer Services	SF+675	1.0%	7/25/28		18.7	18.4	19.0
Summit Interconnect Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28		135.4	134.5	125.3
Sweeping Corp of America Inc	(m)(v)(y)(z)	Commercial & Professional Services	SF+575	1.0%	11/30/26		71.5	69.8	53.1
Sweeping Corp of America Inc	(v)(y)(z)	Commercial & Professional Services	SF+575	1.0%	11/30/26		5.6	5.5	4.1
Sweeping Corp of America Inc	(x)(y)(z)	Commercial & Professional Services	SF+575	1.0%	11/30/26		0.1	0.1	0.1
Tangoe LLC	(m)(s)(v)	Software & Services	SF+650	1.0%	11/28/25		179.5	169.1	155.4
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services	12.5% PIK (12.5% Max PIK)		11/28/25		9.8	8.4	0.0
TeamSystem SpA	(v)(w)	Software & Services	E+625	0.0%	2/15/28		€19.8	19.0	21.9
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components			4/4/24		39.8	40.1	4.3
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	4/30/24		$46.0	45.9	44.0
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	4/30/24		45.8	45.7	43.8
TIBCO Software Inc	(aa)(v)	Software & Services	SF+450	0.5%	3/30/29		15.1	13.9	14.7
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		45.1	44.4	42.1
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27		7.1	7.1	6.7
Time Manufacturing Co	(v)	Capital Goods	E+650	0.8%	12/1/27		€13.6	14.4	14.1
Time Manufacturing Co	(x)	Capital Goods	SF+650	0.8%	12/1/27		$15.0	15.0	14.0
Transaction Services Group Ltd	(v)(w)	Software & Services	B+550	0.0%	10/14/26	A$	48.3	34.7	33.0
Transaction Services Group Ltd	(f)(i)(v)(w)	Software & Services	SF+550	0.0%	10/14/26		$126.2	123.7	126.2
Trescal SA	(v)(w)	Commercial & Professional Services	E+650	0.0%	5/2/30		€9.6	10.4	10.5
Trescal SA	(v)(w)	Commercial & Professional Services	SF+650	0.5%	5/2/30		$8.6	8.4	8.5
Trescal SA	(w)(x)	Commercial & Professional Services	E+650	0.0%	5/2/30		€2.8	3.1	3.1
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF+350	0.5%	8/6/29		$1.8	1.7	1.7
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	E+325	0.0%	8/6/29		€1.4	1.6	1.5
Version1 Software Ltd	(v)(w)	Software & Services	E+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		€1.1	1.1	1.2
Version1 Software Ltd	(v)(w)	Software & Services	SA+575, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29		£1.1	1.3	1.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Version1 Software Ltd	(w)(x)	Software & Services	E+625	0.0%	7/31/30	€13.7	$14.80	$14.30
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	$68.3	67.7	68.0
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	6.7	6.6	6.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+600	0.8%	8/31/29	8.4	8.4	8.5
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(v)	Household & Personal Products	SF+625	1.0%	9/21/26	5.3	5.3	5.1
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)(i)(k)(m)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26	116.4	112.6	113.4
Warren Resources Inc	(ad)(v)	Energy	SF+900, 1.0% PIK (1.0% Max PIK)	1.0%	5/22/24	18.8	18.5	18.8
Wealth Enhancement Group LLC	(v)(w)	Financial Services	SF+575	1.0%	10/4/27	5.3	5.2	5.3
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+575	1.0%	10/4/27	0.9	0.9	0.9
Wealth Enhancement Group LLC	(w)(x)	Financial Services	SF+575	1.0%	10/29/27	2.1	2.1	2.1
Wittur Holding GmbH	(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		12/31/28	€1.6	1.7	1.7
Wittur Holding GmbH	(w)(x)	Capital Goods	10.0% PIK (10.0% Max PIK)		12/31/28	19.6	21.4	21.4
Woolpert Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	4/5/28	$157.9	152.8	157.9
Woolpert Inc	(x)	Capital Goods	SF+600	1.0%	4/5/28	3.7	3.7	3.7
Worldwise Inc	(v)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	40.9	40.8	37.5
Worldwise Inc	(v)	Household & Personal Products	SF+675, 0.0% PIK (0.5% Max PIK)	1.0%	3/29/28	5.7	5.7	5.2
Worldwise Inc	(x)	Household & Personal Products	SF+625, 0.5% PIK (0.5% Max PIK)	1.0%	3/29/28	28.0	28.0	25.7
Worldwise Inc	(x)	Household & Personal Products	SF+675, 0.0% PIK (0.5% Max PIK)	1.0%	3/29/28	8.5	8.5	7.8
Zendesk Inc	(m)(v)	Software & Services	SF+350, 3.5% PIK (3.5% Max PIK)	0.8%	11/22/28	59.6	59.1	59.5
Zendesk Inc	(x)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	6.0	6.0	6.0
Zendesk Inc	(x)	Software & Services	SF+625, 0.0% PIK (3.5% Max PIK)	0.8%	11/22/28	14.5	14.4	14.5
Total Senior Secured Loans—First Lien							9,697.2	9,336.2
Unfunded Loan Commitments							(807.1)	(807.1)
Net Senior Secured Loans—First Lien							8,890.1	8,529.1

Senior Secured Loans—Second Lien—15.9%
Apex Group Limited	(v)(w)	Financial Services	SF+675	0.5%	7/27/29	55.0	54.1	53.9
Belk Inc	(ac)(v)(y)(z)	Consumer Discretionary Distribution & Retail	10.0% PIK (10.0% Max PIK)		7/31/25	31.2	4.2	—
Caldic BV	(v)(w)	Consumer Discretionary Distribution & Retail	SF+725	0.5%	2/25/30	40.0	39.1	39.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+1,100, 0.0% PIK (5.0% Max PIK)	1.0%	3/27/26	$13.6	$13.1	$9.0
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.4	42.8
Ellucian Inc	(v)	Software & Services	SF+800	1.0%	10/9/28	179.2	171.9	181.0
Miami Beach Medical Group LLC	(v)(y)	Health Care Equipment & Services			6/14/28	5.6	3.6	—
OEConnection LLC	(v)	Software & Services	SF+700	0.5%	9/25/27	76.1	75.8	75.7
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	175.0	167.1	175.0
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	129.8	124.8	129.5
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/11/27	6.5	6.5	6.5
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650 PIK (SF+650 Max PIK)	1.0%	7/19/27	6.8	6.8	6.8
Solera LLC	(v)	Software & Services	SF+900	1.0%	6/4/29	335.9	322.1	335.9
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	€3.8	4.1	3.5
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/29	2.3	3.0	2.6
Wittur Holding GmbH	(v)(w)(y)(z)	Capital Goods	E+850, 1.0% PIK (1.0% Max PIK)	0.0%	10/4/27	114.5	122.5	31.0
Total Senior Secured Loans—Second Lien							1,161.1	1,092.8
Unfunded Loan Commitments							(3.0)	(3.0)
Net Senior Secured Loans—Second Lien							1,158.1	1,089.8

Other Senior Secured Debt—1.5%
Angelica Corp	(h)(y)(z)	Health Care Equipment & Services	10.0% PIK (10.0% Max PIK)		12/31/24	$65.1	2.7	0.7
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	75.9	77.1
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	27.8	26.3	20.6
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	0.7	0.6	0.7
Total Other Senior Secured Debt							105.5	99.1

Subordinated Debt—4.7%
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	13.3	13.0	13.0
Apex Service Partners LLC	(x)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	6.5	6.5	6.3
Ardonagh Group Ltd	(aa)(v)(w)	Insurance	11.5%, 0.0% PIK (12.8% Max PIK)		1/15/27	1.0	1.0	1.0
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	32.9	19.5	32.9
Element Materials Technology Group US Holdings Inc	(v)(w)	Commercial & Professional Services	SF+850 PIK (SF+850 Max PIK)	0.5%	7/9/31	77.5	76.3	74.1
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Encora Digital LLC	(v)	Commercial & Professional Services	9.8% PIK (9.8% Max PIK)		12/13/29	$26.2	$25.6	$25.1
Miami Beach Medical Group LLC	(v)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	5/24/24	6.3	6.3	6.4
Miami Beach Medical Group LLC	(x)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	5/24/24	20.0	20.0	20.2
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	11.0	8.9	10.4
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	43.6	32.0	36.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.2	61.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	66.1	64.5	62.7
Total Subordinated Debt							334.8	349.1
Unfunded Loan Commitments							(26.5)	(26.5)
Net Subordinated Debt							308.3	322.6

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—30.3%
801 5th Ave, Seattle, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					8,516,891	$14.0	$—
801 5th Ave, Seattle, Structure Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29		$60.6	59.0	52.7
Abacus JV, Private Equity	(ad)(v)(w)	Insurance					47,045,141	46.1	48.5
Accelerator Investments Aggregator LP, Private Equity	(ac)(v)(w)(y)	Financial Services					2,778,491	3.2	2.5
Altavair AirFinance, Private Equity	(ac)(v)(w)	Capital Goods					128,878,615	129.9	133.9
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF+1,000	0.0%	1/12/30		$4.9	4.9	4.8
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF+1,000	0.0%	1/12/30		$4.9	4.9	4.8
Australis Maritime II, Private Equity	(ad)(v)(w)(y)	Transportation					10,877,686	10.9	12.2
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation					35,450,153	35.4	35.8
Avenue One PropCo, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					37,850,611	37.9	38.8
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services					444,962,569	49.9	42.9
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR+925	0.0%	1/27/34	SEK	15.0	1.3	1.5
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	22.0%		11/8/27		$9.0	9.0	9.0
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$70.0	70.0	70.0
Bausch Health Cos Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$50.0	50.0	50.0
Byrider Finance LLC, Private Equity	(u)(v)(y)	Automobiles & Components					54,407	—	—
Byrider Finance LLC, Term Loan	(u)(v)(y)	Automobiles & Components			11/26/26		5,000,000	5.0	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF+900	1.0%	11/3/25		$125.0	121.0	126.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF+900	1.0%	11/3/25		$12.0	$12.0	$12.1
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF+900	1.0%	11/3/25		$36.1	36.1	36.4
Capital Automotive LP, Private Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)				21,190,090		23.2	32.4
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28		$41.5	40.9	41.5
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$14.1	14.1	14.1
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	1.8	1.3	1.3
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€2.0	2.1	2.3
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$5.9	5.9	5.9
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	2.2	1.7	1.8
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€2.0	2.1	2.0
Drive Revel, Private Equity	(v)(w)(y)	Financial Services				1,853,796		2.0	2.2
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				149,494,590		69.4	—
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)(z)	Commercial & Professional Services	9.0% PIK (9.0% Max PIK)		10/1/28		$494.5	309.4	256.5
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/4/25		$18.7	15.6	18.7
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		12/9/25		$13.7	11.2	13.7
Global Jet Capital LLC, Structured Mezzanine	(j)(u)(v)(w)	Commercial & Professional Services	15.0% PIK (15.0% Max PIK)		1/29/26		$1.6	1.3	1.6
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				3,839,633		4.4	4.5
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				7,193,212		7.2	6.9
Global Lending Services LLC, Private Equity	(v)(w)	Financial Services				32,850,984		32.9	34.5
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				4,471,509		4.4	4.2
Home Partners JV 2, Private Equity	(ac)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				168,710		0.2	0.2
Home Partners JV 2, Structured Mezzanine	(ac)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0% PIK (11.0% Max PIK)		3/20/30		$11.4	11.4	11.4
Jet Edge International LLC, Structured Mezzanine	(v)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26		$46.0	46.0	46.9
Jet Edge International LLC, Structured Mezzanine	(x)	Transportation	10.0%, 2.0% PIK (2.0% Max PIK)		4/2/26		$0.7	0.7	0.7
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			99,700,000		98.9	99.7
Kilter Finance, Private Equity	(ad)(v)(w)(y)	Insurance				536,709		0.5	0.5
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods				63,265,438	$63.3	$65.6
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26	$39.1	39.1	15.3
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment				89,492,619	89.6	99.9
KKR Residential Opportunities I LLC, Private Equity	(v)	Real Estate Management & Development				6,285,920	6.3	7.3
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services				9,221,222	9.2	8.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)(y)	Capital Goods				11,976,417	11.3	11.8
My Community Homes PropCo 2, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				81,136,364	81.1	78.8
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services	2.0%		1/25/27	$8.3	2.4	2.2
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate Management & Development	10.0%		4/1/26	$42.6	42.6	40.9
Optio Invest, Private Equity	(v)(w)(y)	Financial Services				810,922	1.0	1.0
PayPal Europe Sarl et Cie SCA, Private Equity	(v)(w)(y)	Financial Services				55,605,051	59.8	59.6
Prime ST LLC, Private Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	7.3	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$58.9	57.2	33.1
Roemanu LLC (FKA Toorak Capital Partners LLC), Private Equity	(ad)(v)	Financial Services				220,778,388	236.5	241.0
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.4	2.7
Star Mountain Diversified Credit Income Fund III, LP, Private Equity	(o)(w)	Financial Services				23,500,000	23.5	24.4
SunPower Financial, Private Equity	(v)(w)(y)	Financial Services				3,690,938	3.7	4.5
Synovus Financial Corp, Private Equity	(v)(w)	Banks				8,345,434	8.3	8.4
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£33.1	41.6	42.1
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£10.3	13.0	12.9
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services	8.0%			£21.7	26.3	27.8
TDC LLP, Private Equity	(ad)(v)(w)	Financial Services				1,576,060	2.0	2.0
Vehicle Secured Funding Trust, Private Equity	(v)(w)(y)	Financial Services				94,927,993	94.9	94.9
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$21.8	21.8	21.8
Weber-Stephen Products LLC, Revolver	(w)(x)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$44.9	44.9	44.9
Total Asset Based Finance							2,396.4	2,236.6
Unfunded Asset Based Finance Commitments							(159.3)	(159.3)
Net Asset Based Finance							2,237.1	2,077.3

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Credit Opportunities Partners JV, LLC—20.4%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC				$1,637.3	$1,571.7	$1,396.9
Total Credit Opportunities Partners JV, LLC							1,571.7	1,396.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—16.6%(e)
Abaco Energy Technologies LLC, Common Stock	(v)(y)	Energy				3,055,556	$0.2	$0.6
Abaco Energy Technologies LLC, Preferred Stock	(v)(y)	Energy				12,734,481	1.5	4.5
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			49,073,000	48.1	50.0
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	1.8
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			12,702,290	12.3	8.8
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF+950 PIK (SF+950 Max PIK)	1.0%	4/30/31	15,000,000	14.1	12.5
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.3
Ascent Resources Utica Holdings LLC / ARU Finance Corp	(p)(y)	Energy				866,071	19.4	22.9
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(p)(y)	Energy				10,193	9.7	2.7
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			267,493	262.2	252.6
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	2.5
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	0.8
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				5,578	9.9	25.9
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail				94,950	—	—
Borden (New Dairy Opco), Common Stock	(ac)(h)(n)(y)	Food, Beverage & Tobacco				6,044,502	4.9	11.2
Bowery Farming Inc, Common Stock	(v)(y)	Food, Beverage & Tobacco				1,058,391	10.0	3.1
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	161,828	—	0.1
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	1,058,391	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	6.3
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	3.6
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
CTI Foods Holding Co LLC, Common Stock	(v)(y)	Food, Beverage & Tobacco				5,892	0.7	—
Cubic Corp, Preferred Stock	(v)	Software & Services	11.0% PIK (11.0% Max PIK)			42,141,600	39.7	33.9
Fox Head Inc, Common Stock	(j)(v)(y)	Consumer Durables & Apparel				10,000,000	2.9	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Fronton BV, Common Stock	(ac)(o)(y)	Consumer Services				14,943	$—	$1.8
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel				228,806	35.4	0.5
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel	15.9% PIK (15.9% Max PIK)			2,068,400	4.0	5.5
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel				7,701,195	2.5	1.0
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services				250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services				1,000	8.2	3.8
Gracent LLC, Preferred Stock A	(ad)(n)(y)	Health Care Equipment & Services				500	8.0	—
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services				745	—	—
Harvey Industries Inc, Common Stock	(v)(y)	Capital Goods				5,000,000	2.2	7.3
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	25.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	2.4
Jones Apparel Holdings, Inc., Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	0.9	—
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.5
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)(z)	Materials	0.0% PIK (12.5% Max PIK)		2/15/28	15,279	214.5	148.7
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,944,319	8.0	5.6
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	5.0
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	61.3	84.4
Med-Metrix, Common Stock	(h)(y)	Software & Services				29,403	1.5	3.7
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,125 PIK (L+1,125 Max PIK)	0.0%		75,534,743	71.5	71.2
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	19.7
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
Nine West Holdings Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	6.4	—
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services				34,872	2.1	1.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services				371,992	22.8	18.5
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/29	7,672,347	8.0	7.7
Petroplex Acidizing Inc, Trade Claim	(v)(y)	Energy				589,656	0.6	0.3
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products				30,000	3.0	7.1
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	434,250	18.1	120.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2023
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment			8/21/24	140	$—	$—
Proserv Acquisition LLC, Class A Common Units	(ac)(v)(w)(y)	Energy				2,635,005	33.5	3.5
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	5.4	9.5
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel				4,563	8.3	10.2
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				920,188	0.9	7.7
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.1
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.6
Sorenson Communications LLC, Common Stock	(j)(u)(v)	Telecommunication Services				42,731	7.1	2.9
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Swift Worldwide Resources Holdco Ltd, Common Stock	(v)(y)	Energy				1,250,000	1.2	1.1
ThermaSys Corp, Common Stock	(ac)(u)(v)(y)	Capital Goods				17,383,026	10.2	—
TIBCO Software Inc, Preferred Stock	(v)	Software & Services	SF+1,200 PIK (SF+1,200 Max PIK)	0.5%		76,878,880	73.5	82.6
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				683,240,044	7.2	10.4
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	1.9
Warren Resources Inc, Common Stock	(ad)(v)(y)	Energy				3,483,788	12.8	12.3
Worldwise Inc, Class A Private Equity	(v)(y)	Household & Personal Products				32,109	1.6	—
Worldwise Inc, Class B Private Equity	(v)(y)	Household & Personal Products				43,974	2.1	—
Worldwise Inc, Preferred Equity	(v)	Household & Personal Products	20.0% PIK (20.0% Max PIK)			830,617	0.3	0.8
Total Equity/Other							1,149.0	1,134.5
TOTAL INVESTMENTS—213.9%							$15,419.8	14,649.3
LIABILITIES IN EXCESS OF OTHER ASSETS—(113.9%)								(7,800.3)
NET ASSETS—100%								$6,849.0

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
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2023, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 5.59%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 3.91%, Canadian Dollar Offer Rate, or CDOR or “C”, was 5.45%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.41%, the Reykjavik Interbank Offered Rate, or REIBOR or “R”, was 9.91%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 4.05%, the Sterling Interbank Offered Rate, or SONIA or “SA”, was 5.21%, the Secured Overnight Financing Rate, or SOFR or “SF”, was 5.33%, the U.S. Prime Lending Rate, or Prime or “P”, was 8.50%, and the Australian Bank Bill Swap Rate, or BBSW or “BW”, was 4.36%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(g)Security or portion thereof was held within CCT Dublin Funding Limited.
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2024. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
Segment Reporting: In accordance with ASC Topic 280, Segment Reporting, or ASC 280, the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
Cash and Cash Equivalents: The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation.
Valuation of Portfolio Investments: The Company’s board of directors is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Company’s board of directors has designated the Adviser as its valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
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
The Adviser determines the fair value of the Company’s investment portfolio each quarter. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Adviser. In connection with that determination, the Adviser will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
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
•the valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee’s role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides the Company’s board of directors with a report regarding the quarterly valuation process.
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
The valuation methods utilized for each portfolio company may vary depending on industry and company-specific considerations. Typically, the first step is to make an assessment as to the enterprise value of the portfolio company’s business in order to establish whether the portfolio company’s enterprise value is greater than the amount of its debt as of the valuation date. This analysis helps to determine a risk profile for the applicable portfolio company and its related investments, and the appropriate valuation methodology to utilize as part of the security valuation analysis. The enterprise valuation may be determined using a market or income approach.

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
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company holds investments in certain preferred securities that accumulate PIK to be paid upon the redemption, liquidation or maturity of the underlying investment. Such PIK income is accumulated onto the principal balance of the respective security. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. When a PIK investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
receives such amounts.
For the years ended December 31, 2024, 2023 and 2022, the Company recognized $31, $20 and $38, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statement of operations.
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
Income Taxes: The Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a RIC under Subchapter M of the Code. To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute in respect of each calendar year an amount at least equal to the sum of 98% of net ordinary income, 98.2% of any capital gain net income, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $23, $22 and $19 in estimated excise taxes payable in respect of income received during the years ended December 31, 2024, 2023 and 2022, respectively. During the years ended December 31, 2024, 2023, and 2022, the Company paid $27, $20 and $15, respectively, in excise and other taxes.
The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 2. Summary of Significant Accounting Policies (continued)
by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2024, 2023 and 2022, the Company did not incur any interest or penalties.
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
Recent Accounting Pronouncements: In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280), or ASU 2023-07. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and requires disclosure of the title of the chief operating decision maker, or CODM, and an explanation of how the CODM uses the reported measure of segment profit or loss to assess segment performance and allocate resources. The Company has adopted ASU 2023-07 effective December 31, 2024 and concluded that the adoption of this standard impacted financial statement disclosures only and did not affect the Company’s financial position or results of operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024		2023		2022
	Shares	Amount	Shares	Amount	Shares	Amount
Stock Repurchase Program	—	$—	(1,665,317)	$(32)	(2,811,341)	$(56)
Issuance of Common Stock	—	—	—	—	—	—
Net Proceeds from Share Transactions	—	$—	(1,665,317)	$(32)	(2,811,341)	$(56)
During the year ended December 31, 2024, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 3,918,188 shares of common stock in the open market at an average price per share of $20.29 (totaling $80) pursuant to the DRP, and distributed such shares to participants in the DRP. During the year ended December 31, 2023, the administrator for the DRP purchased 3,130,194 shares of common stock in the open market at an average price per share of $18.88 (totaling $59) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
Stock Repurchase Program
On October 31, 2022, the Company’s board of directors approved a renewal of the previously approved Stock Repurchase Program. The program provided for aggregate purchases of the Company’s common stock in an amount up to $54, which was the aggregate amount remaining of the $100 amount originally approved by the board of directors.
During the year ended December 31, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the Stock Repurchase Program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32). The program has concluded since the aggregate repurchase amount that was approved by the Company’s board of directors has been expended.
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
The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the years ended December 31, 2024, 2023 and 2022:

			Year Ended December 31,
Related Party	Source Agreement	Description	2024	2023	2022
The Adviser	Investment advisory agreement	Base Management Fee(1)	$216	$226	$245
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$167	$181	$99
The Adviser	Administration agreement	Administrative Services Expenses(3)	$10	$12	$15
________________
(1)During the years ended December 31, 2024, 2023 and 2022, $219, $229, and $246, respectively, in base management fees were paid to the Adviser. As of December 31, 2024, $53 in base management fees were payable to the Adviser.
(2)The Adviser agreed, effective July 1, 2021, to waive up to $15 per quarter of the subordinated incentive fee on income to which it is entitled to under the investment advisory agreement for the first full six quarters following the closing of the 2021 Merger. During the year ended December 31, 2022, the amount shown is net of waivers of $60. The fee waiver expired on December 31, 2022. During the years ended December 31, 2024, 2023 and 2022, $173, $167 and $91, respectively, of subordinated incentive fees on income were paid to the Adviser. As of December 31, 2024, $35 in subordinated incentive fees on income were payable to the Adviser.
(3)During the years ended December 31, 2024, 2023 and 2022, $9, $11 and $13, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.9 for the year ended December 31, 2024. The Company paid $12, $13 and $14, respectively, in administrative services expenses to the Adviser during the years ended December 31, 2024, 2023 and 2022.
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
Affiliated Purchaser Program
As previously disclosed, certain affiliates of the owners of the Adviser committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company’s common stock. In September 2021 and December 2021, that investment vehicle entered into a written trading plan with a third party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the purchase of shares of the Company’s common stock pursuant to the terms and conditions of such plan. In September 2022, August 2023 and March 2024, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the sale of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.
Note 5. Distributions
The following table reflects the distributions per share that the Company has declared on its common stock during the years ended December 31, 2024, 2023 and 2022:

	For the Year Ended December 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
November 2, 2023	Special	May 15, 2024	May 29, 2024	0.05
May 2, 2024	Base	June 12, 2024	July 2, 2024	0.64
May 2, 2024	Supplemental	June 12, 2024	July 2, 2024	0.06
July 31, 2024	Base	September 11, 2024	October 2, 2024	0.64
July 31, 2024	Supplemental	September 11, 2024	October 2, 2024	0.06
October 8, 2024	Base	December 4, 2024	December 18, 2024	0.64
October 8, 2024	Supplemental	December 4, 2024	December 18, 2024	0.06
Total Dividends Declared				$2.90

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)

	For the Year Ended December 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2023	Base	March 15, 2023	April 3, 2023	$0.64
February 21, 2023	Supplemental	March 15, 2023	April 3, 2023	0.06
May 4, 2023	Special	May 17, 2023	May 31, 2023	0.05
May 4, 2023	Base	June 14, 2023	July 5, 2023	0.64
May 4, 2023	Supplemental	June 14, 2023	July 5, 2023	0.06
May 4, 2023	Special	August 16, 2023	August 30, 2023	0.05
August 3, 2023	Base	September 13, 2023	October 3, 2023	0.64
August 3, 2023	Supplemental	September 13, 2023	October 3, 2023	0.06
May 4, 2023	Special	November 15, 2023	November 29, 2023	0.05
November 2, 2023	Base	December 13, 2023	January 3, 2024	0.64
November 2, 2023	Supplemental	December 13, 2023	January 3, 2024	0.06
Total Dividends Declared				$2.95

	For the Year Ended December 31, 2022
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 23, 2022	Base	March 16, 2022	April 4, 2022	$0.60
February 23, 2022	Supplemental	March 16, 2022	April 4, 2022	0.03
May 5, 2022	Base	June 15, 2022	July 5, 2022	0.60
May 5, 2022	Supplemental	June 15, 2022	July 5, 2022	0.08
August 8, 2022	Base	September 14, 2022	October 4, 2022	0.61
August 8, 2022	Supplemental	September 14, 2022	October 4, 2022	0.06
November 4, 2022	Base	December 14, 2022	January 3, 2023	0.61
November 4, 2022	Supplemental	December 14, 2022	January 3, 2023	0.07
Total Dividends Declared				$2.66

On February 25, 2025, the Company’s board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about April 2, 2025 to stockholders of record as of the close of business on March 19, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2024, 2023 and 2022:

Year Ended December 31,
	2024		2023		2022
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	812	100%	827	100%	754	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Total	$812	100%	$827	100%	$754	100%
________________
(1)During the years ended December 31, 2024, 2023 and 2022, 85.2%, 86.6% and 85.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.5%, 2.9% and 4.5%, respectively, was attributable to non-cash accretion of discount and 12.3%, 10.5% and 10.0%, respectively, was attributable to paid-in-kind, or PIK, interest.
The Company’s net investment income on a tax basis for the years ended December 31, 2024, 2023 and 2022 was $735, $943 and $861, respectively. As of December 31, 2024, 2023 and 2022, the Company had $525, $600 and $446, respectively, of undistributed net investment income and $2,703, $2,068 and $2,036, respectively, of accumulated capital losses on a tax basis.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
GAAP-basis net investment income	$813	$892	$865
Income subject to tax not recorded for GAAP	(35)	74	23
GAAP accretion from merger not recognized for tax	(33)	(46)	(50)
Excise taxes	23	22	19
GAAP versus tax-basis impact of consolidation of certain subsidiaries	6	6	5
Reclassification of unamortized original issue discount and prepayment fees	(21)	(3)	(27)
Other miscellaneous differences	(18)	(2)	26
Tax-basis net investment income	$735	$943	$861
The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences.
During the year ended December 31, 2024, the Company increased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $196, and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $153 and $43, respectively. During the year ended December 31, 2023, the Company increased accumulated undistributed (distributions in excess of) net investment income and accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $104 and $37, respectively, and decreased in excess of par value by $141.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually on Form 1099-DIV.
As of December 31, 2024 and 2023, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2024	2023
Distributable ordinary income	$525	$600
Distributable realized gains (accumulated capital losses)(1)	(2,703)	(2,068)
Other temporary differences	24	16
Net unrealized appreciation (depreciation)(2)	(508)	(1,136)
Total	$(2,662)	$(2,588)
 ________________
(1)Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2024, the Company had capital loss carryforwards available to offset future realized capital gains of approximately . The capital loss carryforward includes amounts from prior reorganizations that may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
(2)As of December 31, 2024 and 2023, the gross unrealized appreciation was $1,254 and $1,282, respectively. As of December 31, 2024 and 2023, the gross unrealized depreciation was $1,762 and $2,418, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $14,760 and $16,517 as of December 31, 2024 and 2023, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(1,270) and $(1,868) as of December 31, 2024 and 2023, respectively. The aggregate net unrealized appreciation (depreciation) on investments on

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of December 31, 2024, the Company had a deferred tax liability of $2 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $111 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2024, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $109.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2024 and 2023:

	December 31, 2024			December 31, 2023
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$7,995	$7,795	57.8%	$8,890	$8,529	58.2%
Senior Secured Loans—Second Lien	690	693	5.1%	1,158	1,090	7.5%
Other Senior Secured Debt	130	123	0.9%	106	99	0.7%
Subordinated Debt	214	233	1.7%	308	323	2.2%
Asset Based Finance	2,232	2,102	15.6%	2,237	2,077	14.2%
Credit Opportunities Partners JV, LLC	1,572	1,363	10.1%	1,572	1,397	9.5%
Equity/Other	1,211	1,181	8.8%	1,149	1,134	7.7%
Total	$14,044	$13,490	100.0%	$15,420	$14,649	100.0%
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
As of December 31, 2024, the Company held investments in thirty-one portfolio companies of which it is deemed to “control.” As of December 31, 2024, the Company held investments in eleven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2024.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $1,534.1, unfunded equity/other commitments of $387.1 and unfunded commitments of $735.2 to Credit Opportunities Partners JV, LLC. As of December 31, 2023, the Company had unfunded debt investments with aggregate unfunded commitments of $995.1, unfunded equity/other commitments of $616.4 and unfunded commitments of $560.2 to Credit Opportunities Partners JV, LLC. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2024 and 2023.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2024 and 2023:

	December 31, 2024		December 31, 2023
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$4	0.0%
Banks	5	0.0%	8	0.1%
Capital Goods	1,712	12.7%	1,970	13.5%
Commercial & Professional Services	1,733	12.8%	1,826	12.5%
Consumer Discretionary Distribution & Retail	174	1.3%	259	1.8%
Consumer Durables & Apparel	229	1.7%	185	1.3%
Consumer Services	244	1.8%	240	1.6%
Consumer Staples Distribution & Retail	102	0.8%	105	0.7%
Credit Opportunities Partners JV, LLC	1,363	10.1%	1,397	9.5%
Energy	89	0.7%	162	1.1%
Equity Real Estate Investment Trusts (REITs)	278	2.1%	293	2.0%
Financial Services	998	7.4%	986	6.7%
Food, Beverage & Tobacco	113	0.8%	181	1.2%
Health Care Equipment & Services	1,667	12.4%	1,709	11.7%
Household & Personal Products	134	1.0%	166	1.1%
Insurance	735	5.4%	839	5.7%
Materials	334	2.5%	228	1.6%
Media & Entertainment	699	5.2%	717	4.9%
Pharmaceuticals, Biotechnology & Life Sciences	298	2.2%	286	2.0%
Real Estate Management & Development	27	0.2%	79	0.5%
Software & Services	2,187	16.2%	2,472	16.9%
Technology Hardware & Equipment	2	0.0%	4	0.0%
Telecommunication Services	69	0.5%	79	0.5%
Transportation	294	2.2%	454	3.1%
Total	$13,490	100.0%	$14,649	100.0%

Credit Opportunities Partners JV, LLC
COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,640 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As of December 31, 2024, the Company and SCRS have funded approximately $1,799.8 to COPJV, of which $1,574.8 was from the Company.
During the year ended December 31, 2024, the Company sold investments with a cost of $554.1 for proceeds of $559.6 to COPJV and recognized a net realized gain (loss) of $5.5 in connection with the transactions. As of December 31, 2024, $182.8 of these sales to COPJV are included in receivable for investments sold in the consolidated statements of assets and liabilities. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. For the years ended December 31, 2024 and 2023, the Company earned $9.3 and $9.3 of administrative services fees, respectively.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)

Below is selected balance sheet information for COPJV as of December 31, 2024 and 2023:

	As of
	December 31, 2024	December 31, 2023
Selected Balance Sheet Information
Total investments, at fair value	$3,295.5	$3,470.8
Cash and other assets	363.8	272.2
Total assets	3,659.3	3,743.0
Debt	1,828.6	1,840.1
Other liabilities	272.6	306.5
Total liabilities	2,101.2	2,146.6
Member’s equity	$1,558.1	$1,596.4
Below is selected statement of operations information for COPJV for the years ended December 31, 2024 and 2023:

	For the Year Ended
	December 31, 2024	December 31, 2023
Selected Statement of Operation Information
Total investment income	$349.2	$380.8
Expenses
Interest expense	120.9	123.5
Custodian and accounting fees	1.6	1.6
Administrative services	9.3	9.3
Professional services	0.6	0.6
Other	1.0	1.1
Total expenses	133.4	136.1
Net investment income	215.8	244.7
Net realized and unrealized losses	(22.1)	(30.6)
Net increase in net assets resulting from operations	$193.7	$214.1

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated balance sheets held as of December 31, 2024 and 2023:

Derivative Instrument	Statement Location	December 31, 2024	December 31, 2023
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$3	$13
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(1)	(4)
Total		$2	$9

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the years ended December 31, 2024 and 2023 are in the following locations in the consolidated statements of operations:

Derivative Instrument	Statement Location	December 31, 2024	December 31, 2023
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$19	$8
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(7)	(15)
Total		$12	$(7)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2024 and 2023:

	December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$3	$(1)	$—	$—	$2
Total	$3	$(1)	$—	$—	$2
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—
Total	$(1)	$1	$—	$—	$—

	December 31, 2023
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$13	$(4)	$—	$—	$9
Total	$13	$(4)	$—	$—	$9
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(4)	$4	$—	$—	$—
Total	$(4)	$4	$—	$—	$—
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
The average notional balance for foreign currency forward contracts during the year ended December 31, 2024 and 2023 was $166.9 and $206.1, respectively. See consolidated schedules of investments for the Company’s open foreign currency forward contracts.
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
In connection with the Company’s issuance of $700 aggregate principal amount of its 6.125% Notes due 2030, or the 6.125% Notes, the Company entered into interest rate swap agreements for a total notional amount of $700 that mature on January 15, 2030 to reduce the exposure to changes in fair value associated with the 6.125% Notes. Under an interest rate swap agreement, entered into on November 13, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.1374% on a notional amount of $600. Under an interest rate swap agreement, entered into on December 20, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.0614% on a notional amount of $100. The Company designated these interest rate swaps and the 6.125% Notes as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes.
As of December 31, 2024, the counterparty to the Company’s interest rate swap agreements was ING Capital Markets LLC.
As a result of the Company’s designation of the interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated schedules of investments for the Company’s open foreign currency forward contracts balance sheets held as of December 31, 2024:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap(1)	$200	8/15/2029	$5	$—	Prepaid expenses and other assets
Interest rate swap(1)	$400	8/15/2029	10	—	Prepaid expenses and other assets
Interest rate swap(2)	$600	1/15/2030	0	—	Prepaid expenses and other assets
Interest rate swap(2)	$100	1/15/2030	0	—	Prepaid expenses and other assets
Total			$15	$—
___________
(1)The asset related to the fair value of the interest rate swaps was offset by a $15 increase to the carrying value of the 6.875% Notes.
(2)The asset related to the fair value of the interest rate swaps was offset by a $0 increase to the carrying value of the 6.125% Notes.

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
As of December 31, 2024 and 2023, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2024	December 31, 2023
Level 1—Price quotations in active markets	$1	$1
Level 2—Significant other observable inputs	91	178
Level 3—Significant unobservable inputs	12,035	13,073
Investments measured at net asset value(1)	1,363	1,397
	$13,490	$14,649
___________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
In addition, the Company had foreign currency forward contracts, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of December 31, 2024 and 2023.
The Company’s board of directors is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. The Company’s board of directors has designated the Adviser with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
The Company’s investments consist primarily of debt investments that were acquired directly from the issuer. Debt investments, for which broker quotes are not available, are valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, the borrower’s ability to adequately service its debt, prevailing interest rates for like investments, expected cash flows, call features, anticipated repayments and other relevant terms of the investments. Except as described below, all of the Company’s equity/other investments are also valued by independent valuation firms, which determine the fair value of such investments by considering, among other factors, contractual rights ascribed to such investments, as well as various income scenarios and multiples of earnings before interest, taxes, depreciation and amortization, or EBITDA, cash flows, net income, revenues or, in limited instances, book value or liquidation value. An investment that is newly issued and purchased near the date of the financial statements is valued at cost if the Adviser determines that the cost of such investment is the best indication of its fair value. Such investments described above are typically classified as Level 3 within the fair value hierarchy. Investments that are traded on an active public market are valued at their closing price as of the date of the financial statements and are classified as Level 1 within the fair value hierarchy. Except as described above, the Adviser typically values the Company’s other investments by using the midpoint of the prevailing bid and ask prices from dealers on the date of the relevant period end, which are provided by independent third-party pricing services and screened for validity by such services and are typically classified as Level 2 within the fair value hierarchy.

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
The following is a reconciliation for the years ended December 31, 2024 and 2023 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$8,429	$1,090	$21	$322	$2,077	$1,134	$13,073
Accretion of discount (amortization of premium)	44	8	—	2	2	3	59
Net realized gain (loss)	(308)	(107)	(3)	—	(11)	(41)	(470)
Net change in unrealized appreciation (depreciation)	136	71	1	4	30	(15)	227
Purchases	3,859	56	25	30	1,046	83	5,099
Paid-in-kind interest	100	2	2	23	15	150	292
Sales and repayments	(4,488)	(427)	—	(148)	(1,057)	(133)	(6,253)
Transfers into Level 3	8	—	—	—	—	—	8
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$7,780	$693	$46	$233	$2,102	$1,181	$12,035
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(32)	$(23)	$(1)	$2	$(41)	$(59)	$(154)

	For the Year Ended December 31, 2023
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$9,124	$874	$22	$264	$1,902	$1,199	$13,385
Accretion of discount (amortization of premium)	45	5	—	1	2	3	56
Net realized gain (loss)	(25)	(55)	(40)	(126)	8	(97)	(335)
Net change in unrealized appreciation (depreciation)	(62)	44	36	134	(39)	63	176
Purchases	1,612	16	—	27	491	48	2,194
Paid-in-kind interest	53	24	3	22	13	29	144
Sales and repayments	(2,351)	(115)	—	—	(300)	(111)	(2,877)
Transfers into Level 3	33	297	—	—	—	—	330
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,429	$1,090	$21	$322	$2,077	$1,134	$13,073
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(83)	$(54)	$36	$7	$(41)	$(28)	$(163)

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2024 and 2023 were as follows:

Type of Investment	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,115	Discounted Cash Flow	Discount Rate	5.8% - 23.8% (10.6%)	Decrease
	1,376	Waterfall	EBITDA Multiple	0.7x - 11.3x (8.6x)	Increase
	14	Other(3)
	14	Cost
Subordinated Debt	188	Discounted Cash Flow	Discount Rate	11.3% - 15.4% (12.7%)	Decrease
	33	Waterfall	EBITDA Multiple	7.0x - 7.0x (7.0x)	Increase
	12	Other(3)
Asset Based Finance	1,513	Discounted Cash Flow	Discount Rate	4.8% - 41.7% (12.8%)	Decrease
	516	Waterfall	EBITDA Multiple	1.0x - 1.4x (1.2x)	Increase
	41	Cost
	30	Other(3)
	2	Indicative Dealer Quotes		23.0% - 23.0% (23.0%)	Increase
Equity/Other	625	Waterfall	EBITDA Multiple	0.7x - 16.0x (8.3x)	Increase
	538	Discounted Cash Flow	Discount Rate	4.3% - 24.8% (14.3%)	Decrease
	18	Other(3)
Total	$12,035

Type of Investment	Fair Value at December 31, 2023	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$8,356	Discounted Cash Flow	Discount Rate	6.1% - 25.0% (11.6%)	Decrease
	1,165	Waterfall	EBITDA Multiple	0.6x - 10.8x - (8.1x)	Increase
	15	Cost
	4	Other(3)
Subordinated Debt	289	Discounted Cash Flow	Discount Rate	10.7% - 21.0% (13.7%)	Decrease
	33	Waterfall	EBITDA Multiple	7.5x - 7.5x (7.5x)	Increase
Asset Based Finance	1,232	Discounted Cash Flow	Discount Rate	5.9% - 43.2% (11.1%)	Decrease
	616	Waterfall	EBITDA Multiple	1.0x - 1.3x (1.1x)	Increase
	118	Cost
	109	Other(3)
	2	Indicative Dealer Quotes		26.8% - 26.8% (26.8%)	Increase
Equity/Other	603	Waterfall	EBITDA Multiple	0.6x - 14.8x (6.5x)	Increase
	521	Discounted Cash Flow	Discount Rate	5.2% - 21.0% (14.2%)	Decrease
	7	Other(3)
	3	Option Pricing Model	Equity Illiquidity Discount	75.0% - 75.0% (75.0%)	Decrease
Total	$13,073
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2024, the aggregate amount outstanding of senior securities issued by the Company was $7,385. As of December 31, 2024, the Company’s asset coverage was 190%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2024 and 2023:

	As of December 31, 2024
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.25%(1)	$133	$67	November 13, 2029
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	147	—	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.65%(1)	500	250	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+2.70%(1)	200	100	November 22, 2026
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	628(5)	3,946(6)	October 31, 2028
4.125% Notes due 2025(7)	Unsecured Notes	4.13%	470	—	February 1, 2025
4.250% Notes due 2025(7)	Unsecured Notes	4.25%	475	—	February 14, 2025
8.625% Notes due 2025(7)	Unsecured Notes	8.63%	250	—	May 15, 2025
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
CLO-1 Notes(2)(9)	Collateralized Loan Obligation	3.01% - SOFR+1.85%(1)	232	—	January 15, 2031
Total			$7,385	$4,363
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of December 31, 2024, there was $98 term loan outstanding at SOFR+1.90% and $49 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, Canadian dollars, pounds sterling and Australian dollars. Euro balance outstanding of €455 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.04 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars. Canadian dollar balance outstanding of CAD3 has been converted to U.S dollars at an exchange rate of CAD1.00 to $0.69 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £165 has been converted to U.S dollars at an exchange rate of £1.00 to $1.25 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD4 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.62 as of December 31, 2024 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2024, $21 of such letters of credit have been issued.
(7)As of December 31, 2024, the fair value of the 4.125% Notes, the 4.250% Notes, the 8.625% Notes, the 3.400% Notes, the 2.625% Notes, the 3.250% Notes, the 3.125% Notes, the 7.875% Notes, the 6.875% Notes and the 6.125% Notes was approximately $469, $474, $251, $981, $379, $474, $680, $426, $615 and $700 respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2024, the carrying values of the 6.875% Notes and 6.125% Notes include a $15 and $0 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of December 31, 2024, there were $161.8 of Class A-1R Notes outstanding at SOFR+1.85%, $20.5 of Class A-2R Notes outstanding at SOFR+2.25%, $32.4 of Class B-1R Notes outstanding at SOFR+2.60% and $17.4 of Class B-2R Notes outstanding at 3.011%.

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
(8)As of December 31, 2023, there were $273.6 of Class A-1R Notes outstanding at L+1.85%, $20.5 of Class A-2R Notes outstanding at SOFR+2.25%, $32.4 of Class B-1R Notes outstanding at SOFR+2.60% and $17.4 of Class B-2R Notes outstanding at 3.011%.
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

For the years ended December 31, 2024, 2023 and 2022, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2024			2023			2022
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$14	$0	$14	$11	$1	$12	$6	$0	$6
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	18	0	18	19	0	19	11	1	12
Darby Creek Credit Facility(2)	57	2	59	43	1	44	10	0	10
Dunlap Credit Facility(2)	—	—	—	10	0	10	19	0	19
Meadowbrook Run Credit Facility(2)	22	0	22	20	1	21	9	0	9
Senior Secured Revolving Credit Facility(2)	91	5	96	147	3	150	106	4	110
4.750% Notes due 2022	—	—	—	—	—	—	6	0	6
4.625% Notes due 2024	10	1	11	19	1	20	19	1	20
1.650% Notes due 2024	6	3	9	8	2	10	8	2	10
4.125% Notes due 2025	19	2	21	19	1	20	19	1	20
4.250% Notes due 2025	20	(7)	13	20	(7)	13	20	(7)	13
8.625% Notes due 2025	22	1	23	22	1	23	22	2	24
3.400% Notes due 2026	34	4	38	34	4	38	34	5	39
2.625% Notes due 2027	11	1	12	11	2	13	11	1	12
3.250% Notes due 2027	16	2	18	16	2	18	15	2	17
3.125% Notes due 2028	23	1	24	23	3	26	23	1	24
7.875% Notes due 2029	32	2	34	4	0	4	—	—	—
6.875% Notes due 2029(3)	27	1	28	—	—	—	—	—	—
6.125% Notes due 2030(3)	4	0	4	—	—	—	—	—	—
CLO-1 Notes	20	1	21	25	1	26	13	1	14
Total	$446	$19	$465	$451	$16	$467	$351	$14	$365
___________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
(3)Direct interest expense includes the impact of interest rate swaps.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024 were $8,088 and 5.51%, respectively. As of December 31, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.45%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2023 were $8,528 and 5.29%, respectively. As of December 31, 2023, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.42%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2024 and December 31, 2023.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Ambler Credit Facility
On November 22, 2019, Ambler Funding LLC, or Ambler Funding, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended, the Ambler Credit Facility, with Ally Bank, as administrative agent and arranger, Wells Fargo, as collateral administrator and collateral custodian, and the lenders from time to time party thereto. The Ambler Credit Facility provides for borrowings in U.S. dollars in an initial aggregate principal amount of up to $200 on a committed basis.
Ambler Funding may elect at one or more times, subject to certain conditions, including the consent of Ally Bank, to increase the maximum committed amount up to $250. The end of the reinvestment period and the maturity date for the Ambler Credit Facility are November 13, 2027 and November 13, 2029, respectively. Borrowings under the Ambler Credit Facility are subject to compliance with a borrowing base test.
Under the Ambler Credit Facility, borrowings bear interest at the rate of Daily 1M SOFR plus 2.25% per annum. Interest is payable quarterly in arrears. After an initial 3-month ramp-up period, Ambler Funding is subject to a quarterly non-usage fee ranging from 0.50% to 0.75% per annum on the average daily unborrowed portion of the committed facility amount.
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
On June 8, 2023, Burholme Funding terminated the committed facility arrangement with BNP Paribas Prime Brokerage International, Ltd.
CCT Tokyo Funding Credit Facility
On December 2, 2015, CCT Tokyo Funding LLC, or CCT Tokyo Funding, a wholly owned special purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended, the CCT Tokyo Funding Credit Facility, pursuant to a loan and servicing agreement with Sumitomo Mitsui Banking Corporation, or SMBC, as the administrative agent, collateral agent, and lender, and the Company, which succeeded CCT as the servicer and transferor.
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
Advances outstanding under the CCT Tokyo Funding Credit Facility bear interest at a rate equal to (i) for loans for which CCT Tokyo Funding elects the base rate option, the higher of (A) the “Prime Rate” (as publicly announced by SMBC), (B) the sum of (x) federal funds effective rate plus (y) 0.50%, (C) three-month term SOFR plus 1% per annum, and (D) 0% plus an applicable margin of (x) 0.90% per annum in the case of term loan advances and (y) 1.05% per annum in the case of revolving advances, or (ii) for loans for which CCT Tokyo Funding elects the term SOFR option, the greater of (a) three-month term SOFR and (b) 0%, plus an applicable margin of (x) 1.90% in the case of term loan advances and (y) 2.05% in the case of revolving advances. Effective November 14, 2022,

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

through the end of the reinvestment period, CCT Tokyo Funding pays a non-usage fee of 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of the revolving credit facility.
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
On April 27, 2023, Dunlap Funding merged with and into Darby Creek, or the Darby Creek Merger, pursuant to an Agreement and Plan of Merger, with Darby Creek surviving the Merger.
Upon consummation of the Darby Creek Merger, the Dunlap Credit Facility was terminated and all outstanding borrowings were assumed into the Darby Creek Credit Facility.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

Meadowbrook Run Credit Facility
On November 22, 2019, Meadowbrook Run LLC, or Meadowbrook Run, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended, the Meadowbrook Run Credit Facility, with Morgan Stanley Senior Funding, Inc., or Morgan Stanley, as administrative agent, Wells Fargo, as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. The Meadowbrook Run Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate principal amount up to $300 on a committed basis. Meadowbrook Run may elect at one or more times, subject to certain conditions, including the consent of Morgan Stanley, to increase the maximum committed amount up to $400. The end of the reinvestment period and the maturity date for the Meadowbrook Run Credit Facility are January 22, 2025 and November 22, 2026, respectively. Borrowings under the Meadowbrook Run Credit Facility are subject to compliance with a borrowing base test.
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
Senior Secured Revolving Credit Facility
On August 9, 2018, the Company entered into a senior secured revolving credit facility, or as subsequently amended and restated, the Senior Secured Revolving Credit Facility, with FSKR (formerly known as FS Investment Corporation II, as a borrower in its own right and as successor by merger to FS Investment Corporation III), (and prior to the 2018 Merger, CCT), as borrowers, JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent and the lenders party thereto. The Senior Secured Revolving Credit Facility provides for the Company to succeed to all of the rights and obligations thereunder as the sole borrower upon the consummation of the 2021 Merger.
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $4,670 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $2,335 of additional commitments. The Senior Secured Revolving Credit Facility provides for a sublimit for the issuance of letters of credit in an aggregate face amount of up to $400 (including commitments from certain lenders to issue letters of credit in an aggregate face amount of up to $175), in each case, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of December 31, 2024, $21 of such letters of credit have been issued.
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
Unsecured Notes
4.125% Notes due 2025
On November 20, 2019, the Company issued $425 aggregate principal amount of 4.125% Notes due 2025, or the 4.125% Notes. On December 17, 2019, the Company issued an additional $45 aggregate principal amount of the 4.125% Notes due 2025. The 4.125% Notes will mature on February 1, 2025 and were redeemed at the redemption prices set forth in the indenture governing the 4.125% Notes. The 4.125% Notes bear interest at a rate of 4.125% per year, payable semi-annually.
4.250% Notes due 2025
As of June 16, 2021, the Company assumed $475 aggregate principal amount of 4.250% Notes due 2025, or the 4.250% Notes. The 4.250% Notes will mature on February 14, 2025 and were redeemed at the redemption prices set forth in the indenture governing the 4.250% Notes. The 4.250% Notes bear interest at a rate of 4.250% per year, payable semi-annually.
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
3.400% Notes due 2026
On December 10, 2020, the Company issued $1,000 aggregate principal amount of 3.400% Notes due 2026, or the 3.400% Notes. The 3.400% Notes will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 3.400% Notes. The 3.400% Notes bear interest at a rate of 3.400% per year, payable semi-annually.
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
On October 12, 2024 the Company redeemed the 1.650% Notes in full for 100% of the aggregate principal amount, plus the accrued and unpaid interest through, but excluding, October 12, 2024.
The 3.125% Notes will mature on October 12, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 3.125% Notes bear interest at a rate of 3.125% per year, payable semi-annually.
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
6.875% Notes due 2029
On June 6, 2024, the Company issued $600 aggregate principal amount of 6.875% Notes. The 6.875% Notes will mature on August 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 6.875% Notes bear interest at a rate of 6.875% per year, payable semi-annually.
In connection with the issuance of the 6.875% Notes, the Company entered into interest rate swap agreements that mature on August 15, 2029. See Note 7 for further information on the interest rate swap agreements.
6.125% Notes due 2030
On November 20, 2024, the Company issued $600 aggregate principal amount of 6.125% Notes and together with the 4.125% Notes, the 4.250% Notes, the 8.625% Notes, the 3.400% Notes, the 2.625% Notes, the 3.250% Notes, the 3.125% Notes, the 7.875% Notes and the 6.875% Notes, the Unsecured Notes. On December 27, 2024, the Company issued an additional $100 aggregate principal amount of the 6.125% Notes.
The 6.125% Notes will mature on January 15, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 6.125% Notes bear interest at a rate of 6.125% per year, payable semi-annually.
In connection with the issuance of the 6.125% Notes, the Company entered into interest rate swap agreements that mature on January 15, 2030. See Note 7 for further information on the interest rate swap agreements.
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)

4.625% Notes due 2024
On July 15, 2019, the Company issued $400 aggregate principal amount of 4.625% Notes due 2024, or the 4.625% Notes. On July 15, 2024 the Company redeemed the 4.625% Notes in full for 100% of the aggregate principal amount, plus the accrued and unpaid interest through, but excluding, July 15, 2024.
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
On December 22, 2020, the Issuer refinanced the CLO Transaction through a private placement of $383.7 of senior secured notes consisting of: (i) $281.4 of Class A-1R Senior Secured Floating Rate Notes, which bear interest at SOFR plus 1.85% per annum; (ii) $20.5 of Class A-2R Senior Secured Floating Rate Notes, which bear interest at SOFR plus 2.25% per annum; (iii) $32.4 of Class B-1R Senior Secured Floating Rate Notes, which bear interest at SOFR plus 2.60% per annum; (iv) $17.4 of Class B-2R Senior Secured Fixed Rate Notes, which bear interest at 3.011% per annum; and (v) $32.0 of Class C-R Secured Deferrable Floating Rate Notes, or the Class C Notes, which bear interest at SOFR plus 3.10% per annum, or collectively, the CLO Reset Notes. The Company holds 100% of the Class C Notes. The CLO Reset Notes are scheduled to mature on January 15, 2031 and the reinvestment period ends January 15, 2023. On the original closing date of the CLO Transaction, in consideration of the Company’s transfer to the Issuer of the initial closing date loan portfolio, which included loans distributed to the Company by certain of the Company’s wholly owned subsidiaries, the Issuer transferred to the Company a portion of the net cash proceeds received from the original sale of the CLO-1 Notes. To the extent that the fair market value of the initial closing date loan portfolio sold to the Issuer exceeds the cash purchase price paid by the Issuer in consideration of such loan portfolio, such excess will be deemed a capital contribution made by the Company to the Issuer in respect of the Membership Interests that the Company holds in the Issuer. The obligations of the Issuer under the CLO Transaction are non-recourse to the Company.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2024, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$8.0
48Forty Solutions LLC	6.1
Aareon AG	15.1
Accuride Corp	0.4
Advanced Dermatology & Cosmetic Surgery	3.3
Affordable Care Inc	11.6
Alera Group Intermediate Holdings Inc	0.4
Alpha Financial Markets Consulting PLC	5.8
American Vision Partners	2.8
Amerivet Partners Management Inc	8.4
Apex Service Partners LLC	1.6
Apex Service Partners LLC	22.1
Arcfield Acquisition Corp	6.0
Arcos LLC/VA	4.5
Area Wide Protective Inc	12.1
Arrotex Australia Group Pty Ltd	2.5
ATX Networks Corp	5.4
Avetta LLC	2.6
Avetta LLC	3.7
BGB Group LLC	7.4
BGB Group LLC	19.9
Cadence Education LLC	8.5
Cadence Education LLC	9.8
Carrier Fire Protection	2.6
Carrier Fire Protection	2.3
CFC Underwriting Ltd	5.7
Circana Group (f.k.a. NPD Group)	0.8
Civica Group Ltd	6.4
Civica Group Ltd	4.4
Clarience Technologies LLC	21.7
Clarience Technologies LLC	21.7
CLEAResult Consulting Inc	4.5
CLEAResult Consulting Inc	1.7

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Community Brands Inc	15.7
Consilium Safety Group AB	10.5
CSafe Global	3.5
Dechra Pharmaceuticals Ltd	3.6
Dechra Pharmaceuticals Ltd	3.4
Dental365 LLC	4.6
Dental365 LLC	8.6
DOC Generici Srl	2.3
DOXA Insurance Holdings LLC	3.3
DOXA Insurance Holdings LLC	0.5
DOXA Insurance Holdings LLC	22.6
DuBois Chemicals Inc	14.7
DuBois Chemicals Inc	14.7
Envirotainer Ltd	2.7
Excelitas Technologies Corp	2.4
Excelitas Technologies Corp	23.4
Follett Software Co	9.9
Foundation Consumer Brands LLC	6.6
Foundation Risk Partners Corp	11.8
Foundation Risk Partners Corp	6.3
Galway Partners Holdings LLC	11.9
Galway Partners Holdings LLC	8.2
Granicus Inc	2.3
Granicus Inc	1.0
Heniff Transportation Systems LLC	6.1
Heritage Environmental Services Inc	8.0
Heritage Environmental Services Inc	4.0
Higginbotham Insurance Agency Inc	12.9
Highgate Hotels Inc	4.2
HM Dunn Co Inc	1.5
Homrich & Berg Inc	1.4
Homrich & Berg Inc	7.6
Individual FoodService	1.7
iNova Pharmaceuticals (Australia) Pty Limited	2.5
Insight Global LLC	28.5
Insight Global LLC	7.6
Insightsoftware.Com Inc	5.5
Insightsoftware.Com Inc	5.3
Integrity Marketing Group LLC	0.1
Integrity Marketing Group LLC	1.5
J S Held LLC	6.9
J S Held LLC	14.7
Kellermeyer Bergensons Services LLC	5.5
Laboratoires Vivacy SAS	0.6
Lakeview Farms Inc	4.0

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Lazer Logistics Inc	1.9
Lazer Logistics Inc	5.7
Legends Hospitality LLC	12.4
Legends Hospitality LLC	6.9
Lexitas Inc	7.1
Lexitas Inc	28.6
Lloyd's Register Quality Assurance Ltd	2.1
Lloyd's Register Quality Assurance Ltd	12.7
Magna Legal Services LLC	2.2
Magna Legal Services LLC	8.9
MAI Capital Management LLC	4.6
MAI Capital Management LLC	2.2
MB2 Dental Solutions LLC	38.5
MB2 Dental Solutions LLC	10.7
Med-Metrix	7.8
Mercer Advisors Inc	25.8
Misys Ltd	0.6
Model N Inc	6.1
Model N Inc	3.2
Net Documents	2.6
Netsmart Technologies Inc	6.2
Netsmart Technologies Inc	6.3
Nordic Climate Group Holding AB	5.2
NovaTaste Austria GmbH	1.1
OEConnection LLC	10.3
OEConnection LLC	6.4
OEConnection LLC	6.3
Oxford Global Resources LLC	7.6
PartsSource Inc	1.4
PartsSource Inc	16.9
PSC Group	0.7
PSC Group	3.3
Radwell International LLC	5.5
Radwell International LLC	61.6
Reliant Rehab Hospital Cincinnati LLC	2.1
Revere Superior Holdings Inc	3.8
Rialto Capital Management LLC	0.5
Rockefeller Capital Management LP	6.9
RSC Insurance Brokerage Inc	14.9
RSC Insurance Brokerage Inc	9.6
Safe-Guard Products International LLC	8.8
SAMBA Safety Inc	1.4
Service Express Inc	7.5
Service Express Inc	3.6
Shaw Development LLC	3.4

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Spins LLC	9.1
Spins LLC	7.9
Spotless Brands LLC	16.3
STV Group Inc	7.1
STV Group Inc	11.9
Sweeping Corp of America Inc	5.7
Time Manufacturing Co	19.0
Trescal SA	7.5
Turnpoint Services Inc	1.6
Turnpoint Services Inc	2.5
USIC Holdings Inc	6.6
USIC Holdings Inc	11.7
Veriforce LLC	4.7
Veriforce LLC	3.7
Version1 Software Ltd	12.6
VetCor Professional Practices LLC	6.7
VetCor Professional Practices LLC	34.1
Wealth Enhancement Group LLC	2.8
Wealth Enhancement Group LLC	0.4
Wealth Enhancement Group LLC	20.0
Woolpert Inc	17.9
Woolpert Inc	31.2
Worldwise Inc	1.7
Zellis Holdings Ltd	8.0
Zendesk Inc	14.4
Zendesk Inc	6.0
Zeus Industrial Products Inc	11.6
Zeus Industrial Products Inc	10.0
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.0
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	3.7
Bausch Health Cos Inc, Revolver	60.0
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Covis Finco Sarl, Revolver	8.6
Covis Finco Sarl, Revolver	1.4
Covis Finco Sarl, Revolver	2.1
Curia Global Inc, Revolver	21.3
Discover Financial Services, Subordinated Loan	0.1
GreenSky Holdings LLC, Term Loan	3.0
Lennar Corp, Term Loan	1.0
Powin Energy Corp/NV, Revolver	17.4
TalkTalk Telecom Group Ltd, Revolver	11.8
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	58.5
Weber-Stephen Products LLC, Revolver	57.1

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Total	$1,534.1
Unfunded equity/other commitments	$387.1
_____________
(1)May be commitments to one or more entities affiliated with the named company.

As of December 31, 2024, the Company’s debt commitments are comprised of $708.7 revolving credit facilities and $825.4 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(1.7). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of December 31, 2024, $21 of such letters of credit have been issued.
As of December 31, 2024, the Company also has an unfunded commitment to provide $735.2 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2024 and December 31, 2023.

Note 11. Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2024, 2023, 2022, 2021 and 2020:

Year Ended December 31,	Total Amount Outstanding Exclusive of Treasury Securities	Asset Coverage per Unit(1)	Involuntary Liquidation Preference per Unit(2)	Average Market Value per Unit(3) (Exclude Bank Loans)
2020	$4,042	$1,766	—	N/A
2021	$9,179	$1,842	—	N/A
2022	$8,731	$1,803	—	N/A
2023	$8,223	$1,833	—	N/A
2024	$7,385	$1,897	—	N/A
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 12. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2024, 2023, 2022, 2021 and 2020:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Per Share Data:(1)
Net asset value, beginning of year	$24.46	$24.89	$27.17	$25.02	$30.54
Results of operations(2)
Net investment income (loss)	2.90	3.18	3.05	2.76	2.66
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.82)	(0.70)	(2.74)	4.28	(5.85)
Net increase (decrease) in net assets resulting from operations	2.08	2.48	0.31	7.04	(3.19)
Stockholder distributions(3)
Distributions from net investment income	(2.90)	(2.95)	(2.66)	(2.47)	(2.56)
Distributions from net realized gain on investments	—	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	(2.90)	(2.95)	(2.66)	(2.47)	(2.56)
Capital share transactions
Issuance of common stock(4)	—	—	—	(2.20)	—
Repurchases of common stock(5)	—	0.04	0.07	0.01	0.23
Deduction of deferred costs(6)	—	—	—	(0.23)	—
Net increase (decrease) in net assets resulting from capital share transactions	—	0.04	0.07	(2.42)	0.23
Net asset value, end of period	$23.64	$24.46	$24.89	$27.17	$25.02
Per share market value, end of year	$21.72	$19.97	$17.50	$20.94	$16.56
Shares outstanding, end of year	280,066,433	280,066,433	281,731,750	284,543,091	123,755,965
Total return based on net asset value(7)	8.50%	10.12%	1.40%	18.47%	(9.69)%
Total return based on market value(8)	25.29%	32.45%	(4.61)%	41.45%	(19.73)%
Ratio/Supplemental Data:
Net assets, end of year	$6,622	$6,849	$7,012	$7,730	$3,096
Ratio of net investment income to average net assets(9)	11.90%	12.67%	11.42%	10.36%	10.44%
Ratio of total operating expenses to average net assets(9)	13.29%	13.32%	10.96%	9.35%	9.71%
Ratio of net operating expenses to average net assets(9)	13.29%	13.32%	10.17%	8.82%	9.71%
Portfolio turnover	33.38%	12.14%	28.61%	49.82%	32.95%
Total amount of senior securities outstanding, exclusive of treasury securities	$7,385	$8,223	$8,731	$9,179	$4,042
Asset coverage per unit(10)	1.90	1.83	1.80	1.84	1.77
_______________
(1)The share information utilized to determine per share data has been retroactively adjusted to reflect a reverse stock split effective June 15, 2020, where every four shares of the Company’s common stock issued and outstanding were automatically combined into one share of the Company’s common stock. Per share data may be rounded in order to recompute the ending net asset value per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions declared per share during the applicable period.
(4)During the year ended December 31, 2021, the issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the 2021 Merger at the fair value of FSK’s common stock issued based on the shares outstanding resulting from the 2021 Merger.
(5)Represents the incremental impact of the Company’s respective stock repurchase programs by buying shares in the open market at a price lower than net asset value per share.
(6)Represents the impact on NAV of merger accounting by the permanent write-off of the Company’s deferred merger costs and FSKR’s

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 12. Financial Highlights (continued)

deferred costs and prepaid assets as well as the mark-to-market of FSKR’s 4.25% Notes.
(7)The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the distributions per share that were declared during the applicable calendar year and dividing the total by the net asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.
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
(9)Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2024, 2023, 2022, 2021 and 2020:

	Year Ended December 31,
	2024	2023	2022	2021	2020
Ratio of accrued capital gains incentive fees to average net assets	—	—	—	—	—
Ratio of subordinated income incentive fees to average net assets	2.45%	2.57%	1.31%	0.83%	—
Ratio of interest expense to average net assets	6.81%	6.63%	4.82%	4.10%	5.36%
Ratio of excise taxes to average net assets	0.34%	0.31%	0.25%	0.21%	0.32%
(10)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 13. Subsequent Events
On February 25, 2025, the Company’s board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about April 2, 2025 to stockholders of record as of the close of business on March 19, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
Meadowbrook Run Credit Facility
On January 22, 2025, Meadowbrook Run, a wholly-owned special purpose financing subsidiary of the Company, entered into the 7th Amendment with Morgan Stanley, as administrative agent, Wells Fargo, as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. The 7th Amendment provides for an extension of the revolving period to February 22, 2025.
8.625% Notes Due 2025
On February 14, 2025, pursuant to the requirements of Rule 23c-2 under the 1940 Act, the Company filed a notice of intention to redeem securities, whereas, the Company will redeem its 8.625% Notes, in full, on March 16, 2025, for 100% of the aggregate principal amount of the 8.625% Notes, plus the accrued and unpaid interest through, but excluding, March 16, 2025.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 14. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, long-term capital appreciation. The CODM is comprised of the Company’s chief executive officer and chief investment officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations, or net income. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.
Note 15. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2024 and 2023. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Investment income	$407	$441	$439	$434
Operating expenses
Net expenses and excise taxes	236	226	224	222
Net investment income	171	215	215	212
Realized and unrealized gain (loss)	(24)	(55)	(110)	(39)
Net increase (decrease) in net assets resulting from operations	$147	$160	$105	$173
Per share information-basic and diluted
Net investment income	$0.61	$0.77	$0.77	$0.76
Net increase (decrease) in net assets resulting from operations	$0.52	$0.57	$0.37	$0.62
Weighted average shares outstanding	280,066,433	280,066,433	280,066,433	280,066,433

	Quarter Ended
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Investment income	$447	$465	$462	$456
Operating expenses
Net expenses and excise taxes	247	231	233	227
Net investment income	200	234	229	229
Realized and unrealized gain (loss)	(110)	31	(87)	(30)
Net increase (decrease) in net assets resulting from operations	$90	$265	$142	$199
Per share information-basic and diluted
Net investment income	$0.71	$0.84	$0.82	$0.81
Net increase (decrease) in net assets resulting from operations	$0.32	$0.95	$0.51	$0.71
Weighted average shares outstanding	280,066,433	280,066,433	280,066,433	280,919,460
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2024 and 2023. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
For the year ended December 31, 2024, 72.9% of distributions qualified as interest related dividends for FSK stockholders which are exempt from U.S. withholding tax applicable to non U.S. shareholders. For the year ended December 31, 2024, 89.5% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
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
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2024, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

PART III

We will file a definitive Proxy Statement for our 2025 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 11.    Executive Compensation.
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2025 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.27
Twelfth Supplemental Indenture, dated as of November 21, 2023, relating to the 7.875% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 21, 2023).

4.28	Form of 7.875% Notes due 2029. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed on November 21, 2023.)

4.29
Thirteenth Supplemental Indenture, dated as of June 6, 2024, relating to the 6.875% Notes due 2029, by and between the Company and U.S. Bank Trust Company National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 6, 2024.)

4.30	Form of 6.875% Notes due 2029. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed on June 6, 2024.)

4.31
Fourteenth Supplemental Indenture, dated as of November 20, 2024, relating to the 6.125% Notes due 2030, by and between the Company and U.S. Bank Trust Company National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on November 20, 2024.)

4.32	Form of 6.125% Notes due 2030. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed on November 20, 2024.)

4.33*	Description of Securities.

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

10.30
Thirteenth Amendment to the Loan and Servicing Agreement, dated as of June 27, 2024, by and between Darby Creek LLC and Deutsche Bank AG, New York Branch. (Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on August 6, 2024.)

10.31
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

10.32
First Amendment to Loan and Security Agreement, dated December 28, 2021, by and among Ambler Funding LLC, Ally Bank and Wells Fargo, National Association. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2022).

10.33
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

10.34
Third Amendment to Loan and Security Agreement, dated as of November 13, 2024, by and among Ambler Funding, as borrower, Ally Bank, as administrative agent and arranger, each of the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as collateral administrator and collateral custodian. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on November 19, 2024.)

10.35
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

10.36
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

10.37
Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp. II, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.38
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

10.39
Fourth Amendment to Loan and Servicing Agreement, dated November 28. 2022, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp., as the servicer, Morgan Stanley Bank, N.A., as the lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.60 to FS KKR Capital Corp.’s Annual Report on Form 10-K filed on February 27, 2023).

10.40
Fifth Amendment to the Loan and Servicing Agreement, dated June 30, 2023, by and among Meadowbrook Run LLC, FS KKR Capital Corp., Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2023).

10.41*	Sixth Amendment to the Loan and Servicing Agreement, dated November 21, 2024, by and among Meadowbrook Run LLC, FS KKR Capital Corp., Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A.

10.42*	Seventh Amendment to the Loan and Servicing Agreement, dated January 22, 2025, by and among Meadowbrook Run LLC, FS KKR Capital Corp., Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A.

10.43
Amendment No. 2, dated as of May 17, 2022, by and among FS KKR Capital Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 18, 2022).

10.44
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

10.45
Fourth Amendment to Second Amended and Restated Senior Secured Revolving Credit Agreement, dated as of June 26, 2024, by and between the Company and JPMorgan Chase Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on August 6, 2024.)

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

99.1*	Audited Consolidated Financial Statements of Credit Opportunities Partners JV, LLC for the year ended December 31, 2024

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

FS KKR CAPITAL CORP.
Date: February 26, 2025	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 26, 2025	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 26, 2025	/s/ STEVEN LILLY
Steven Lilly
Chief Financial Officer
(Principal Financial Officer)

Date: February 26, 2025	/s/ WILLIAM GOEBEL
William Goebel
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 26, 2025	/s/ BARBARA ADAMS
Barbara Adams
Director

Date: February 26, 2025	/s/ BRIAN R. FORD
Brian R. Ford
Director

Date: February 26, 2025	/s/ RICHARD GOLDSTEIN
Richard Goldstein
Director

Date: February 26, 2025	/s/ MICHAEL J. HAGAN
Michael J. Hagan
Director

Date: February 26, 2025	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow
Director

Date: February 26, 2025	/s/ JEREL A. HOPKINS
Jerel A. Hopkins
Director

Date: February 26, 2025	/s/ OSAGIE IMASOGIE
Osagie Imasogie
Director

Date: February 26, 2025	/s/ JAMES H. KROPP
James H. Kropp
Director

Date: February 26, 2025	/s/ DANIEL PIETRZAK
Daniel Pietrzak
Director

Date: February 26, 2025	/s/ ELIZABETH SANDLER
Elizabeth Sandler
Director