Form 10-Q
period 2025-03-31
FS KKR Capital Corp
filed 2025-05-07
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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
There were 280,066,433 shares of the registrant’s common stock outstanding as of April 30, 2025.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$9,307 and $8,830, respectively)	$9,109	$8,573
Non-controlled/affiliated investments (amortized cost—$1,192 and $1,128, respectively)	1,184	1,140
Controlled/affiliated investments (amortized cost—$4,191 and $4,086, respectively)	3,829	3,777
Total investments, at fair value (amortized cost—$14,690 and $14,044, respectively)	14,122	13,490
Cash and cash equivalents	289	278
Foreign currency, at fair value (cost—$183 and $17, respectively)	183	18
Receivable for investments sold and repaid	65	186
Income receivable	180	187
Unrealized appreciation on foreign currency forward contracts	0	3
Deferred financing costs	26	26
Prepaid expenses and other assets	50	31
Total assets	$14,915	$14,219
Liabilities
Payable for investments purchased	$3	$2
Debt (net of deferred financing costs and discount of $49 and $49, respectively)(1)	7,989	7,351
Unrealized depreciation on foreign currency forward contracts	8	1
Stockholder distributions payable	196	—
Management fees payable	52	53
Subordinated income incentive fees payable(2)	39	35
Administrative services expense payable	5	3
Interest payable	65	108
Other accrued expenses and liabilities	12	44
Total liabilities	8,369	7,597
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 280,066,433 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,284	9,284
Retained earnings (accumulated deficit)(4)	(2,738)	(2,662)
Total stockholders’ equity	6,546	6,622
Total liabilities and stockholders’ equity	$14,915	$14,219
Net asset value per share of common stock at period end	$23.37	$23.64
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

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$217	$288
Paid-in-kind interest income	16	17
Fee income	14	17
Dividend and other income	12	6
From non-controlled/affiliated investments:
Interest income	8	6
Paid-in-kind interest income	18	10
Fee income	3	—
Dividend and other income	9	4
From controlled/affiliated investments:
Interest income	15	21
Paid-in-kind interest income	28	8
Fee income	—	—
Dividend and other income	60	57
Total investment income	400	434

Operating expenses
Management fees	52	55
Subordinated income incentive fees(1)	39	43
Administrative services expenses	3	3
Accounting and administrative fees	1	1
Interest expense(2)	113	116
Other general and administrative expenses	5	4
Total operating expenses	213	222
Net investment income	187	212

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(40)	(225)
Non-controlled/affiliated investments	9	(10)
Controlled/affiliated investments	13	(8)
Net realized gain (loss) on foreign currency forward contracts	0	(0)
Net realized gain (loss) on foreign currency	1	(3)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	58	172
Non-controlled/affiliated investments	(20)	20
Controlled/affiliated investments	(52)	(6)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(10)	8
Net change in unrealized gain (loss) on foreign currency	(26)	13
Total net realized and unrealized gain (loss)	(67)	(39)
Net increase (decrease) in net assets resulting from operations	$120	$173

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.43	$0.62
Weighted average shares outstanding	280,066,433	280,066,433
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(in millions)

	Three Months Ended
	March 31,
	2025	2024
Operations
Net investment income (loss)	$187	$212
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(17)	(246)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	(24)	194
Net change in unrealized gain (loss) on foreign currency	(26)	13
Net increase (decrease) in net assets resulting from operations	120	173
Stockholder distributions(2)
Distributions to stockholders	(196)	(210)
Net decrease in net assets resulting from stockholder distributions	(196)	(210)
Capital share transactions(3)
Repurchases of common stock	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Total increase (decrease) in net assets	(76)	(37)
Net assets at beginning of period	6,622	6,849
Net assets at end of period	$6,546	$6,812
_______________
(1)See Note 7 for a discussion of the Company’s financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(in millions)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$120	$173
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,704)	(1,444)
Paid-in-kind interest	(64)	(25)
Proceeds from sales and repayments of investments	1,113	1,855
Net realized (gain) loss on investments	18	243
Net change in unrealized (appreciation) depreciation on investments	14	(186)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	10	(8)
Accretion of discount	(9)	(15)
Amortization of deferred financing costs and discount	5	4
Unrealized (gain)/loss on borrowings in foreign currency	25	(11)
(Increase) decrease in receivable for investments sold and repaid	121	(83)
(Increase) decrease in income receivable	7	(10)
(Increase) decrease in prepaid expenses and other assets	(5)	(2)
Increase (decrease) in payable for investments purchased	1	—
Increase (decrease) in management fees payable	(1)	(1)
Increase (decrease) in subordinated income incentive fees payable	4	2
Increase (decrease) in administrative services expense payable	2	1
Increase (decrease) in interest payable	(43)	(7)
Increase (decrease) in other accrued expenses and liabilities	(32)	(20)
Net cash provided by (used in) operating activities	(418)	466
Cash flows from financing activities
Stockholder distributions	—	(210)
Borrowings under financing arrangements	2,831	1,019
Repayments of financing arrangements	(2,232)	(1,263)
Deferred financing costs paid	(5)	(1)
Net cash provided by (used in) financing activities	594	(455)
Total increase (decrease) in cash	176	11
Cash, cash equivalents and foreign currency at beginning of period	296	231
Cash, cash equivalents and foreign currency at end of period	$472	$242
Supplemental disclosure
Federal income taxes paid during the period	$—	$—
Interest paid during the period	$151	$119

Supplemental disclosure of non-cash operating activities:
During the three months ended March 31, 2025, the Company contributed $294 of investments at fair value to Credit Opportunities Partners JV, LLC.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of March 31, 2025
(in millions, except share amounts)

•

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—125.4%
3Pillar Global Inc	(v)	Software & Services	SF	+	6.0%			0.8%	11/2026		$1.9	$1.9	$1.8
3Pillar Global Inc	(i)(k)(v)	Software & Services	SF	+	6.0%			0.8%	11/2027		123.1	122.6	119.0
3Pillar Global Inc	(x)	Software & Services	SF	+	6.0%			0.8%	11/2026		7.3	7.3	7.1
48Forty Solutions LLC	(ac)(v)	Commercial & Professional Services	SF	+	6.1%	(8.1% PIK	/ 8.1% PIK)	1.0%	11/2029		178.1	177.4	135.8
48Forty Solutions LLC	(ac)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	11/2029		4.0	4.0	3.1
48Forty Solutions LLC	(ac)(x)	Commercial & Professional Services	SF	+	6.0%			1.0%	11/2029		6.6	6.6	5.0
Aareon AG	(v)(w)	Software & Services	E	+	4.8%	(0.0% PIK	/ 1.8% PIK)	0.0%	10/2031		€27.0	29.8	29.2
Aareon AG	(w)(x)	Software & Services	E	+	4.8%	(0.0% PIK	/ 1.8% PIK)	0.0%	09/2031		13.6	15.1	15.2
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		$0.8	0.8	0.8
Advanced Dermatology & Cosmetic Surgery	(l)(m)(t)(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2027		45.3	44.4	45.3
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		2.7	2.7	2.7
Advania Sverige AB	(aa)(v)(w)	Software & Services	E	+	4.3%			0.0%	05/2031		€5.0	5.4	5.4
Advania Sverige AB	(v)(w)	Software & Services	SA	+	5.0%			0.0%	06/2031		£51.4	65.0	66.3
Advania Sverige AB	(v)(w)	Software & Services	SR	+	5.0%			0.0%	06/2031	SEK	161.1	14.9	16.0
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		$1.5	1.5	1.5
Affordable Care Inc	(ac)(l)(m)(v)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/2028		56.7	56.6	56.7
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		11.3	11.3	11.3
Alacrity Solutions Group LLC	(ad)(m)(v)	Insurance	SF	+	5.3%	(0.0% PIK	/ 5.3% PIK)	1.0%	02/2030		10.3	10.2	10.3
Alacrity Solutions Group LLC	(ad)(m)(v)	Insurance	SF	+	5.3%			1.0%	02/2030		0.1	0.1	0.1
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		1.7	1.7	1.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		2.3	2.3	2.3
Alera Group Intermediate Holdings Inc	(l)(m)(v)	Insurance	SF	+	5.3%			0.8%	10/2028		31.0	30.9	31.0
Alera Group Intermediate Holdings Inc	(l)(v)	Insurance	SF	+	5.8%			0.8%	10/2028		7.6	7.5	7.6
Alpha Financial Markets Consulting PLC	(l)(v)(w)	Commercial & Professional Services	SF	+	5.3%			0.0%	08/2031		10.3	10.1	10.3
Alpha Financial Markets Consulting PLC	(w)(x)	Commercial & Professional Services	SA	+	5.3%				08/2031		£4.5	5.8	5.8
American Vision Partners	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		$3.9	3.9	3.9
American Vision Partners	(i)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2027		52.4	52.1	52.2
American Vision Partners	(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2027		37.9	37.9	37.8
American Vision Partners	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		3.9	3.9	3.9
Amerivet Partners Management Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	02/2028		67.5	67.2	67.5
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	02/2028		8.4	8.4	8.4
Apex Group Limited	(aa)(m)(w)	Financial Services	SF	+	3.5%			0.0%	02/2032		2.4	2.4	2.4
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029		4.3	4.3	4.3
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		19.8	19.8	20.2
Apex Service Partners LLC	(l)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		93.5	92.6	95.3
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029		0.8	0.8	0.8
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		11.3	11.3	11.5
Arcfield Acquisition Corp	(x)	Capital Goods	SF	+	5.0%			0.5%	10/2031		6.0	6.0	6.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Arcos LLC/VA	(m)	Software & Services	SF	+	6.3%	(3.3% PIK	/ 3.3% PIK)	1.0%	04/2028		$13.0	$12.9	$12.1
Arcos LLC/VA	(x)	Software & Services	SF	+	6.3%			1.0%	04/2027		4.5	4.5	4.2
Area Wide Protective Inc	(f)(v)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/2030		19.2	19.0	19.2
Area Wide Protective Inc	(x)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/2030		12.1	12.1	12.1
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	5.8%			0.5%	06/2028	A$	10.8	7.1	6.6
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	6.0%	PIK		1.0%	09/2026		$15.7	15.7	15.7
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2026		52.1	52.1	52.1
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF	+	6.5%	PIK		0.8%	09/2026		38.0	37.5	38.0
ATX Networks Corp	(ad)(w)(x)	Capital Goods	SF	+	6.0%	PIK		1.0%	09/2026		5.4	5.4	5.4
Avetta LLC	(l)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.5%	07/2031		8.4	8.3	8.4
Avetta LLC	(x)	Software & Services	SF	+	4.5%			0.5%	07/2030		2.6	2.6	2.6
Avetta LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.5%	07/2031		3.7	3.7	3.7
BDO USA PA	(l)(v)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/2028		28.0	27.6	28.1
Belk Inc	(ac)(v)	Consumer Discretionary Distribution & Retail			15.0%				07/2029		27.6	27.6	27.8
BGB Group LLC	(f)(i)(k)(l)(m)(t)	Media & Entertainment	SF	+	5.3%			1.0%	08/2027		108.6	108.1	107.7
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	08/2027		7.4	7.4	7.4
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	08/2027		19.9	19.9	19.8
Bloom Fresh International Limited	(v)(w)	Food, Beverage & Tobacco	E	+	5.3%			0.0%	08/2030		€7.4	7.9	8.0
Bonterra LLC	(f)(l)(t)(v)	Software & Services	SF	+	5.0%			0.8%	03/2032		$117.9	117.3	117.3
Bonterra LLC	(v)	Software & Services	SF	+	5.0%			0.8%	03/2032		2.8	2.8	2.8
Bonterra LLC	(x)	Software & Services	SF	+	5.0%			0.8%	03/2032		17.0	17.0	16.9
Bonterra LLC	(x)	Software & Services	SF	+	5.0%			0.8%	03/2032		14.2	14.2	14.2
Bowery Farming Inc	(v)(y)(z)	Food, Beverage & Tobacco	SF	+	10.0%	PIK		1.0%	09/2026		73.1	54.2	—
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco							09/2026		16.2	14.7	3.7
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco							09/2026		6.4	5.9	1.4
Cadence Education LLC	(v)	Consumer Services	SF	+	5.0%			0.8%	05/2031		5.7	5.7	5.8
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2030		8.5	8.5	8.5
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2031		8.6	8.6	8.7
Cambrex Corp	(f)(l)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		30.9	30.7	30.7
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		9.4	9.4	9.4
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SA	+	4.8%			0.8%	03/2032		8.2	8.2	8.2
Carrier Fire Protection	(v)	Commercial & Professional Services	SF	+	5.0%			0.5%	07/2030		0.4	0.4	0.4
Carrier Fire Protection	(l)(v)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/2031		9.7	9.7	9.8
Carrier Fire Protection	(v)	Commercial & Professional Services	E	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/2031		€2.4	2.6	2.6
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	5.0%			0.5%	07/2030		$2.1	2.1	2.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/2031	$2.6	$2.6	$2.6
CFC Underwriting Ltd	(w)(x)	Insurance	SA	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.0%	05/2029	£4.7	5.7	5.7
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF	+	5.0%			0.8%	12/2027	$0.1	0.1	0.1
Circana Group (f.k.a. NPD Group)	(l)(m)(v)	Consumer Services	SF	+	5.0%			0.8%	12/2028	19.6	19.6	19.8
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF	+	5.0%			0.8%	12/2027	0.9	0.9	0.9
Civica Group Ltd	(v)(w)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	£2.5	3.2	3.2
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	5.0	6.4	6.4
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 5.5% PIK)	0.0%	08/2030	3.6	4.4	4.6
Clarience Technologies LLC	(v)	Capital Goods	SF	+	5.8%			0.8%	02/2030	$1.4	1.4	1.4
Clarience Technologies LLC	(f)(k)(t)(v)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	02/2031	172.4	171.0	174.0
Clarience Technologies LLC	(x)	Capital Goods	SF	+	5.8%			0.8%	02/2030	20.2	20.2	20.2
Clarience Technologies LLC	(x)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	02/2031	7.8	7.8	7.9
CLEAResult Consulting Inc	(f)(l)(v)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	18.1	18.0	18.3
CLEAResult Consulting Inc	(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	08/2031	1.6	1.6	1.6
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	4.5	4.5	4.6
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	08/2031	1.5	1.5	1.5
Community Brands Inc	(t)(v)	Software & Services	SF	+	5.0%			0.8%	07/2031	42.3	41.9	42.3
Community Brands Inc	(x)	Software & Services	SF	+	5.0%			0.8%	07/2031	4.4	4.4	4.4
Community Brands Inc	(x)	Software & Services	SF	+	5.0%			0.8%	07/2031	8.8	8.8	8.8
Consilium Safety Group AB	(w)(x)	Capital Goods	E	+	5.5%			0.0%	04/2031	€9.8	10.5	10.6
Corsearch Intermediate Inc	(l)(m)(v)	Software & Services	SF	+	5.5%			1.0%	04/2028	$30.1	29.0	30.1
CSafe Global	(f)(k)(t)(v)	Transportation	SF	+	5.8%			0.8%	12/2028	87.5	87.4	88.3
CSafe Global	(v)	Transportation	SF	+	5.8%			0.8%	03/2029	11.2	11.2	11.2
CSafe Global	(v)	Transportation	SA	+	5.8%			0.8%	12/2028	£15.4	19.7	20.0
CSafe Global	(x)	Transportation	SF	+	5.8%			0.8%	03/2029	$0.3	0.3	0.3
Dental Care Alliance Inc	(k)(l)(m)(t)(v)	Health Care Equipment & Services	SF	+	6.4%			0.8%	04/2028	109.4	107.4	105.7
Dental365 LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/2028	0.5	0.5	0.5
Dental365 LLC	(f)(l)(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2028	21.4	21.4	21.4
Dental365 LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2028	6.7	6.7	6.7
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/2028	4.6	4.6	4.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2028	7.0	7.0	7.0
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	5.3%			0.8%	12/2029	0.4	0.4	0.4
DOXA Insurance Holdings LLC	(l)(v)	Insurance	SF	+	5.3%			0.8%	12/2030	29.1	29.0	29.4
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	5.3%			0.8%	12/2029	2.9	2.9	2.9
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	5.3%			0.8%	12/2030	0.5	0.5	0.5
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	5.0%			0.8%	12/2030	22.6	22.6	22.8
DuBois Chemicals Inc	(f)(l)(t)(v)	Materials	SF	+	4.5%			0.8%	06/2031	43.7	43.5	43.9
DuBois Chemicals Inc	(x)	Materials	SF	+	4.5%			0.8%	06/2031	14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF	+	4.5%			0.8%	06/2031	14.7	14.7	14.8
Envirotainer Ltd	(w)(x)	Transportation	E	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.0%	07/2029	€2.7	2.8	2.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Excelitas Technologies Corp	(l)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029	$1.9	$1.9	$1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2028	2.4	2.4	2.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029	23.4	23.4	23.6
Follett Software Co	(f)(k)(t)	Software & Services	SF	+	5.0%			0.8%	08/2028	72.0	71.6	72.0
Follett Software Co	(x)	Software & Services	SF	+	5.0%			0.8%	08/2027	9.9	9.9	9.9
Foundation Consumer Brands LLC	(f)(l)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029	75.3	73.8	76.1
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029	7.7	7.7	7.7
Foundation Risk Partners Corp	(l)(m)(v)	Insurance	SF	+	5.0%			0.8%	10/2030	53.6	52.9	53.5
Foundation Risk Partners Corp	(l)(v)	Insurance	SF	+	5.0%			0.8%	10/2030	28.5	28.5	28.6
Foundation Risk Partners Corp	(x)	Insurance	SF	+	5.3%			0.8%	10/2029	11.8	11.8	11.8
Foundation Risk Partners Corp	(x)	Insurance	SF	+	5.0%			0.8%	10/2030	2.8	2.8	2.8
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2030	15.9	15.9	15.9
Frontline Road Safety LLC	(f)(l)(v)	Transportation	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/2031	46.3	46.1	46.1
Frontline Road Safety LLC	(v)	Transportation	SF	+	4.8%				03/2032	13.0	13.0	13.0
Frontline Road Safety LLC	(x)	Transportation	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/2031	26.5	26.5	26.4
Frontline Road Safety LLC	(x)	Transportation	SF	+	4.8%			0.0%	03/2031	15.7	15.7	15.7
Frontline Road Safety LLC	(x)	Transportation	SF	+	4.8%				03/2032	1.3	1.3	1.3
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF	+	6.3%			1.0%	05/2028	86.0	86.0	86.0
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028	20.4	20.4	20.0
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028	45.5	45.5	44.6
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF	+	6.3%			1.0%	05/2028	37.5	37.5	37.5
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	09/2028	4.3	4.2	4.3
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.3% PIK)	0.8%	09/2028	0.5	0.5	0.5
Galway Partners Holdings LLC	(k)(l)(m)(t)(v)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.0% PIK)	0.8%	09/2028	76.8	75.9	77.2
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028	8.8	8.8	8.8
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.3% PIK)	0.8%	09/2028	7.9	7.9	7.9
General Datatech LP	(f)(k)(l)(m)(t)(v)	Software & Services	SF	+	6.3%			1.0%	06/2027	122.7	122.1	122.6
Gigamon Inc	(v)	Software & Services	SF	+	5.8%			0.8%	03/2028	2.8	2.8	2.7
Gigamon Inc	(i)(v)	Software & Services	SF	+	5.8%			0.8%	03/2029	104.8	104.1	102.2
Gigamon Inc	(x)	Software & Services	SF	+	5.8%			0.8%	03/2028	6.5	6.5	6.4
Gracent LLC	(ad)(v)	Health Care Equipment & Services			12.0%	PIK			02/2027	32.9	30.7	30.6
Granicus Inc	(l)(v)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	16.4	16.3	16.5
Granicus Inc	(l)(v)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	5.0	5.0	5.0
Granicus Inc	(x)	Software & Services	SF	+	5.3%			0.8%	01/2031	2.3	2.3	2.3
Granicus Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/2031	1.0	1.0	1.0
Hargreaves Lansdown PLC	(v)(w)	Financial Services	SA	+	5.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/2032	£143.0	181.7	180.7
Heniff Transportation Systems LLC	(f)(k)(l)(m)(v)	Transportation	SF	+	5.8%			1.0%	12/2026	$93.0	89.9	93.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	5.8%			1.0%	12/2026		$15.3	$15.2	$15.3
Heniff Transportation Systems LLC	(x)	Transportation	SF	+	5.8%			1.0%	12/2026		2.5	2.5	2.5
Heritage Environmental Services Inc	(f)(l)(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/2031		52.9	52.6	53.5
Heritage Environmental Services Inc	(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031		7.5	7.5	7.6
Heritage Environmental Services Inc	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/2030		8.0	8.0	8.0
Heritage Environmental Services Inc	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031		4.0	4.0	4.0
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027		88.1	85.9	88.1
Hibu Inc	(f)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027		24.1	24.0	24.4
Hibu Inc	(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027		19.7	19.6	20.1
Higginbotham Insurance Agency Inc	(v)	Insurance	SF	+	4.8%			1.0%	11/2028		7.5	7.5	7.5
Higginbotham Insurance Agency Inc	(x)	Insurance	SF	+	4.8%			1.0%	11/2028		10.6	10.6	10.6
Highgate Hotels Inc	(l)(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029		33.5	33.3	33.9
Highgate Hotels Inc	(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029		1.6	1.6	1.6
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029		2.6	2.6	2.6
HKA	(m)(w)	Commercial & Professional Services	SF	+	5.5%	(0.0% PIK	/ 1.8% PIK)	0.5%	08/2029		3.5	3.4	3.5
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2026		34.6	34.6	33.1
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2026		4.4	4.4	4.3
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2026		0.6	0.6	0.5
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.5%			0.8%	08/2031		0.5	0.5	0.5
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.5%			0.8%	11/2031		6.3	6.3	6.3
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.5%			0.8%	08/2031		1.0	1.0	1.0
Horizon CTS Buyer LLC	(ab)(t)(v)	Capital Goods	SF	+	6.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	03/2032		73.2	72.8	72.8
Horizon CTS Buyer LLC	(v)	Capital Goods	SF	+	4.5%			0.8%	03/2032		1.4	1.4	1.4
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/2032		13.8	13.8	13.7
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.5%			0.8%	03/2032		15.9	15.9	15.9
Individual FoodService	(l)(v)	Capital Goods	SF	+	5.0%			1.0%	10/2029		74.4	73.3	75.0
Individual FoodService	(x)	Capital Goods	SF	+	5.0%			1.0%	10/2029		1.7	1.7	1.7
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	7.3%	(2.5% PIK	/ 2.5% PIK)	0.0%	09/2026		€90.1	105.3	92.1
Industry City TI Lessor LP	(s)(v)	Consumer Services			11.8%	(1.0% PIK	/ 1.0% PIK)		06/2026		$14.2	14.2	14.7
Inhabit IQ	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/2032		3.6	3.6	3.6
Inhabit IQ	(x)	Software & Services	SF	+	4.5%			0.8%	01/2032		2.2	2.2	2.2
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	4.8%	(0.0% PIK	/ 1.8% PIK)	0.5%	11/2031	A$	3.9	2.5	2.9
Insight Global LLC	(i)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		$62.8	62.5	63.2
Insight Global LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		36.6	36.6	36.6
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			0.8%	05/2028		1.6	1.6	1.6
Insightsoftware.Com Inc	(l)(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		16.6	16.6	16.7
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			0.8%	05/2028		5.5	5.5	5.5
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			1.0%	05/2028		5.3	5.3	5.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Integrity Marketing Group LLC	(l)(v)	Insurance	SF	+	5..0%			0.8%	08/2028	$98.4	$98.4	$99.1
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028	0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028	1.5	1.5	1.5
J S Held LLC	(f)(l)(v)	Insurance	SF	+	5.5%			1.0%	06/2028	83.3	83.0	83.3
J S Held LLC	(v)	Insurance	SF	+	5.5%			1.0%	06/2028	5.3	5.3	5.4
J S Held LLC	(x)	Insurance	SF	+	5.5%			1.0%	06/2028	6.9	6.9	6.9
J S Held LLC	(x)	Insurance	SF	+	5.5%			1.0%	06/2028	14.7	14.7	14.8
Karman Space Inc	(v)	Capital Goods	SF	+	6.3%			2.0%	03/2026	93.5	92.7	93.5
Karman Space Inc	(x)	Capital Goods	SF	+	6.3%			2.0%	03/2026	7.3	7.2	7.3
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF	+	5.4%	PIK		1.0%	11/2028	206.2	202.4	206.2
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF	+	8.2%	PIK		1.0%	11/2028	92.7	91.2	84.5
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030	€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030	0.5	0.6	0.5
Lazer Logistics Inc	(v)	Transportation	SF	+	5.0%			0.8%	05/2029	$0.5	0.5	0.5
Lazer Logistics Inc	(f)(l)(v)	Transportation	SF	+	5.0%			0.8%	05/2030	24.1	23.9	24.3
Lazer Logistics Inc	(x)	Transportation	SF	+	5.0%			0.8%	05/2029	1.4	1.4	1.4
Lazer Logistics Inc	(x)	Transportation	SF	+	5.0%			0.8%	05/2030	5.7	5.7	5.7
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	6.4	6.4	6.4
Legends Hospitality LLC	(f)(k)(t)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031	118.5	117.4	118.9
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	7.4	7.4	7.4
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031	6.9	6.9	6.9
Lexitas Inc	(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2029	2.8	2.8	2.8
Lexitas Inc	(i)(k)(l)(m)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2029	116.9	114.8	118.0
Lexitas Inc	(x)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2029	5.6	5.6	5.6
Lexitas Inc	(x)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2029	28.6	28.6	28.9
Lionbridge Technologies Inc	(f)(i)(k)(s)(t)(v)	Media & Entertainment	SF	+	7.0%			1.0%	12/2025	93.0	92.2	93.0
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/2028	99.3	98.4	97.2
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.0%	12/2028	£15.0	20.0	19.5
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028	3.4	4.3	4.4
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028	6.6	8.3	8.4
Magna Legal Services LLC	(l)(m)(v)	Commercial & Professional Services	SF	+	6.5%			0.8%	11/2029	$23.2	23.0	23.3
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029	9.8	9.8	9.8
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	6.5%			0.8%	11/2028	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029	3.5	3.5	3.6
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	2.6	2.6	2.7
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.6	0.6	0.6
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	4.0	4.0	4.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031		$1.9	$1.9	$1.9
MB2 Dental Solutions LLC	(k)(l)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		145.1	144.2	147.2
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		32.7	32.7	33.1
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		10.7	10.7	10.7
Medallia Inc	(m)(v)	Software & Services	SF	+	6.5%	(4.0% PIK	/ 4.0% PIK)	0.8%	10/2028		228.2	226.8	216.9
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF	+	5.0%			1.0%	09/2027		118.4	118.2	119.0
Med-Metrix	(x)	Software & Services	SF	+	5.0%			1.0%	09/2027		7.8	7.8	7.8
Mercer Advisors Inc	(f)(v)	Financial Services	SF	+	4.8%			0.8%	10/2030		23.1	23.1	23.4
Mercer Advisors Inc	(x)	Financial Services	SF	+	4.8%			0.8%	10/2030		19.7	19.7	19.9
Misys Ltd	(v)(w)	Software & Services	SF	+	7.3%			1.0%	09/2029		0.4	0.4	0.4
Misys Ltd	(w)(x)	Software & Services	SF	+	7.3%			1.0%	09/2029		1.1	1.1	1.1
Model N Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031		29.7	29.6	29.8
Model N Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031		6.1	6.1	6.1
Model N Inc	(x)	Software & Services	SF	+	4.8%			0.8%	06/2031		3.2	3.2	3.2
NBG Home	(v)(y)	Consumer Durables & Apparel							03/2026		10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF	+	10.0%	PIK		1.0%	03/2026		32.7	30.7	4.1
NCI Inc	(ad)(v)	Software & Services	SF	+	7.5%	(0.0% PIK	/ 7.5% PIK)	1.0%	08/2028		31.8	32.0	31.8
Net Documents	(v)	Software & Services	SF	+	4.8%			1.0%	07/2029		1.7	1.7	1.7
Net Documents	(l)(v)	Software & Services	SF	+	4.8%			1.0%	07/2029		32.9	32.7	33.2
Net Documents	(x)	Software & Services	SF	+	4.8%			1.0%	07/2029		2.8	2.8	2.8
Netsmart Technologies Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/2031		47.1	46.9	47.6
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/2031		6.2	6.2	6.3
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/2031		6.3	6.3	6.3
New Era Technology Inc	(i)(k)(y)(z)	Software & Services	SF	+	6.3%			1.0%	10/2026		24.9	24.4	19.2
New Era Technology Inc	(v)(y)(z)	Software & Services	SF	+	6.3%			1.0%	10/2026		4.7	4.7	3.6
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.7%			0.0%	06/2031	SEK	156.9	14.5	15.6
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.8%			0.0%	06/2031		173.6	15.8	17.3
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E	+	5.5%			0.0%	06/2031		€15.3	16.0	16.5
Nordic Climate Group Holding AB	(w)(x)	Commercial & Professional Services	SR	+	5.8%			0.0%	06/2031	SEK	53.5	5.2	5.2
NovaTaste Austria GmbH	(v)(w)	Food, Beverage & Tobacco	E	+	5.5%			0.0%	04/2030		€3.7	3.9	4.0
NovaTaste Austria GmbH	(w)(x)	Food, Beverage & Tobacco	E	+	5.5%			0.0%	04/2030		1.0	1.1	1.1
OEConnection LLC	(l)(v)	Software & Services	SF	+	5.0%	(0.0% PIK		0.8%	04/2031		$19.2	19.2	19.1
OEConnection LLC	(x)	Software & Services	SF	+	5.0%			0.8%	04/2031		6.4	6.4	6.4
OEConnection LLC	(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/2031		6.3	6.3	6.2
One Call Care Management Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	04/2027		4.8	4.7	4.7
Oxford Global Resources LLC	(f)(k)(l)(m)(t)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		92.7	92.2	92.7
Oxford Global Resources LLC	(l)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		8.4	8.4	8.5
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		4.0	3.9	4.0
PartsSource Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028		71.8	71.2	71.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026	$0.3	$0.3	$0.3
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028	16.9	16.9	16.9
PCI Pharma Services	(v)(w)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/2032	58.8	58.7	58.7
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/2032	52.1	52.1	52.0
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/2032	9.9	9.9	9.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	8.0%	(9.6% PIK	/ 9.6% PIK)	1.0%	08/2029	211.0	211.0	217.4
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	14.0%	(14.3% PIK	/ 14.3% PIK)	0.3%	08/2029	198.9	198.9	202.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	5.5%	(8.3% PIK	/ 8.3% PIK)	1.0%	08/2029	0.3	0.3	0.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	1.0%	08/2029	10.0	9.6	10.3
PSC Group	(v)	Transportation	SF	+	5.3%			0.8%	04/2030	1.8	1.8	1.8
PSC Group	(l)(v)	Transportation	SF	+	5.3%			0.8%	04/2031	17.2	17.0	17.3
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2030	0.6	0.6	0.6
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2031	2.0	2.0	2.0
PSKW LLC (dba ConnectiveRx)	(k)(l)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/2028	102.1	102.1	102.1
Radwell International LLC	(v)	Capital Goods	SF	+	5.5%			0.8%	04/2028	1.8	1.8	1.8
Radwell International LLC	(i)(k)(m)	Capital Goods	SF	+	5.5%			0.8%	04/2029	66.5	66.5	66.8
Radwell International LLC	(x)	Capital Goods	SF	+	5.5%			0.8%	04/2028	5.1	5.1	5.1
Radwell International LLC	(x)	Capital Goods	SF	+	5.5%			0.8%	04/2029	61.6	61.6	61.9
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF	+	6.3%			0.0%	02/2026	44.3	43.5	43.7
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 8.3% PIK)	0.0%	02/2026	49.6	40.4	22.7
Revere Superior Holdings Inc	(l)(m)(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	42.2	41.7	42.2
Revere Superior Holdings Inc	(x)	Software & Services	SF	+	5.0%			1.0%	10/2029	3.8	3.8	3.8
Rialto Capital Management LLC	(l)(v)	Financial Services	SF	+	5.0%			0.8%	12/2030	14	13.9	13.9
Rialto Capital Management LLC	(x)	Financial Services	SF	+	5.0%			0.8%	12/2030	0.5	0.5	0.5
Rockefeller Capital Management LP	(l)(v)	Financial Services	SF	+	4.8%			0.5%	04/2031	24.9	24.6	24.9
Rockefeller Capital Management LP	(x)	Financial Services	SF	+	4.8%			0.5%	04/2031	5.7	5.7	5.7
RSC Insurance Brokerage Inc	(i)(k)(l)(v)	Insurance	SF	+	4.8%			0.8%	11/2029	191.6	188.0	193.4
RSC Insurance Brokerage Inc	(x)	Insurance	SF	+	4.8%			0.8%	11/2029	10.7	10.7	10.8
RSC Insurance Brokerage Inc	(x)	Insurance	SF	+	4.8%			0.8%	11/2029	9.7	9.6	9.7
Safe-Guard Products International LLC	(f)(l)(t)	Financial Services	SF	+	4.8%			0.8%	04/2030	41.7	41.4	42.1
Safe-Guard Products International LLC	(x)	Financial Services	SF	+	4.8%			0.8%	04/2030	8.8	8.8	8.8
SAMBA Safety Inc	(m)	Software & Services	SF	+	5.3%			1.0%	09/2027	5.5	5.5	5.5
SAMBA Safety Inc	(v)	Software & Services	SF	+	5.3%			1.0%	09/2027	0.5	0.5	0.5
SAMBA Safety Inc	(x)	Software & Services	SF	+	5.3%			1.0%	09/2027	1.4	1.4	1.4
Service Express Inc	(l)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/2031	32.9	32.7	33.0
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/2031	5.8	5.8	5.9
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.8%			0.5%	08/2031	4.3	4.3	4.3
Shaw Development LLC	(v)	Capital Goods	SF	+	6.0%			0.5%	10/2029	28.5	28.2	26.0
Shaw Development LLC	(x)	Capital Goods	SF	+	6.0%			0.5%	10/2029	3.4	3.4	3.1
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF	+	5.5%			0.8%	12/2027	15.9	15.9	16.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Source Code LLC	(l)	Software & Services	SF	+	6.5%			1.0%	07/2027	$3.6	$3.6	$3.6
Source Code LLC	(k)(t)	Software & Services	SF	+	6.5%			1.0%	07/2027	49.3	48.9	49.3
Spins LLC	(t)	Software & Services	SF	+	4.8%			1.0%	01/2029	27.8	27.8	27.9
Spins LLC	(x)	Software & Services	SF	+	4.8%			1.0%	01/2029	4.8	4.8	4.9
Spins LLC	(x)	Software & Services	SF	+	4.8%			1.0%	01/2029	3.2	3.2	3.2
Spotless Brands LLC	(l)(v)	Consumer Services	SF	+	5.8%			1.0%	07/2028	30.7	30.3	31.1
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.5%			1.0%	07/2028	22.4	22.4	22.6
Spotless Brands LLC	(x)	Consumer Services	SF	+	5.5%			1.0%	07/2028	13.4	13.4	13.5
STV Group Inc	(v)	Capital Goods	SF	+	5.0%			0.8%	03/2030	1.8	1.8	1.8
STV Group Inc	(f)	Capital Goods	SF	+	5.0%			0.8%	03/2031	9.9	9.8	10.0
STV Group Inc	(x)	Capital Goods	SF	+	5.0%			0.8%	03/2030	6.5	6.5	6.5
STV Group Inc	(x)	Capital Goods	SF	+	5.0%			0.8%	03/2031	11.9	11.9	12.0
Summit Interconnect Inc	(f)(m)(t)(v)	Capital Goods	SF	+	6.0%			1.0%	09/2028	134.1	133.4	123.1
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	15.6	15.1	15.6
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF	+	5.8%	PIK		1.0%	06/2027	31.0	31.0	31.0
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	5.7	5.7	5.7
Tangoe LLC	(m)(s)(v)	Software & Services	SF	+	6.7%	(1.7% PIK	/ 1.7% PIK)	1.0%	06/2026	168.8	164.7	151.8
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services			12.5%	PIK			06/2026	19.2	8.9	—
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components							07/2025	€44.3	40.1	4.2
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%	(2.0% PIK	/ 2.0% PIK)	0.8%	12/2027	$45.6	45	40.2
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	7.1	7.1	6.2
Time Manufacturing Co	(v)	Capital Goods	E	+	6.5%	(2.0% PIK	/ 2.0% PIK)	0.8%	12/2027	€13.8	14.5	13.1
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027	$16.7	16.7	14.8
Trescal SA	(v)(w)	Commercial & Professional Services	E	+	5.0%			0.0%	04/2030	€5.9	6.1	6.3
Trescal SA	(w)(x)	Commercial & Professional Services	E	+	5.0%			0.0%	04/2030	4.4	5.4	5.4
Turnpoint Services Inc	(v)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	$0.3	0.3	0.3
Turnpoint Services Inc	(l)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	8.4	8.3	8.4
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	1.3	1.3	1.3
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	2.5	2.5	2.5
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF	+	3.8%			0.5%	08/2029	1.7	1.7	1.7
USIC Holdings Inc	(f)(k)(l)(t)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	120.5	119.9	121.5
USIC Holdings Inc	(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	8.2	8.2	8.2
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	5.5	5.5	5.5
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	6.9	6.9	6.9
Veriforce LLC	(f)(k)(t)	Software & Services	SF	+	5.0%			0.8%	11/2031	37.0	36.8	37.1
Veriforce LLC	(v)	Software & Services	SA	+	5.0%			0.8%	11/2031	£13.5	17.0	17.5
Veriforce LLC	(x)	Software & Services	SF	+	5.0%			0.8%	11/2031	$4.7	4.7	4.7
Veriforce LLC	(x)	Software & Services	SF	+	5.0%			0.8%	11/2031	3.7	3.7	3.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Vermont Information Processing Inc	(l)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032		$8.4	$8.3	$8.3
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032		9.6	9.6	9.6
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%			0.5%	01/2032		2.9	2.9	2.9
Version1 Software Ltd	(v)(w)	Software & Services	E	+	5.2%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029		€2.0	1.9	2.1
Version1 Software Ltd	(w)(x)	Software & Services	E	+	5.2%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029		11.7	13.0	13.0
VetCor Professional Practices LLC	(l)(m)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		$67.7	67.3	67.7
VetCor Professional Practices LLC	(l)(v)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/2029		8.4	8.4	8.4
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		13.5	13.4	13.5
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		6.7	6.7	6.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		20.8	20.8	20.8
Vitu	(f)(k)(t)	Software & Services	SF	+	4.8%			0.8%	01/2032		55.9	55.7	55.7
Vitu	(x)	Software & Services	SF	+	4.8%			0.8%	01/2031		9.1	9.1	9.1
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(i)(m)(t)(v)	Household & Personal Products	SF	+	6.3%			1.0%	11/2027		108.4	106.1	107.8
Waste Services Group Pty Ltd	(v)(w)	Commercial & Professional Services	BW	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/2032	A$	50.3	30.7	30.7
Waste Services Group Pty Ltd	(w)(x)	Commercial & Professional Services	BW	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/2032		11.2	6.9	6.9
Wealth Enhancement Group LLC	(v)	Financial Services	SF	+	5.0%			1.0%	10/2028		$1.3	1.3	1.3
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	5.0%			1.0%	10/2028		2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	5.0%			1.0%	10/2028		20.1	20.1	20.1
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		€55.4	59.4	58.8
Woolpert Inc	(f)(k)(t)(v)	Capital Goods	SF	+	5.0%			1.0%	04/2030		$77.8	77.8	78.8
Woolpert Inc	(x)	Capital Goods	SF	+	5.0%			1.0%	04/2029		18.6	18.6	18.6
Woolpert Inc	(x)	Capital Goods	SF	+	5.0%			1.0%	04/2030		31.2	31.2	31.6
Worldwise Inc	(ad)(v)	Household & Personal Products	SF	+	5.0%	(4.0% PIK	/ 4.0% PIK)	2.0%	03/2030		19.4	19.4	19.4
Worldwise Inc	(ad)(x)	Household & Personal Products	SF	+	5.0%	PIK		2.0%	03/2032		1.7	1.7	1.7
Zellis Holdings Ltd	(v)(w)	Software & Services	SA	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	08/2031		£2.4	3.0	3.0
Zellis Holdings Ltd	(w)(x)	Software & Services	SA	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	08/2031		3.9	5.0	5.0
Zendesk Inc	(l)(m)(v)	Software & Services	SF	+	5.0%			0.8%	11/2028		$59.3	58.9	59.9
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028		14.5	14.4	14.7
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028		6.0	6.0	6.0
Zeus Industrial Products Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	02/2031		82.5	81.9	83.3
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		5.4	5.4	5.5
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2030		11.6	11.6	11.6
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		10.0	10.0	10.2
Total Senior Secured Loans—First Lien												9,739.0	9,537.5
Unfunded Loan Commitments												(1,331.3)	(1,331.3)
Net Senior Secured Loans—First Lien												8,407.7	8,206.2

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—10.4%
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF	+	9.0%	PIK		1.0%	12/2028	$7.5	$7.3	$7.5
Cubic Corp	(v)(y)(z)	Software & Services	SF	+	7.6%			0.8%	05/2029	44.8	42.8	34.0
Peraton Corp	(s)(v)	Capital Goods	SF	+	8.0%			1.0%	02/2029	175.0	168.5	162.7
Peraton Corp	(v)	Capital Goods	SF	+	7.8%			0.8%	02/2029	129.8	125.6	119.9
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.1	7.1	7.1
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.4	7.4	7.4
Solera LLC	(v)	Software & Services	SF	+	9.0%			1.0%	06/2029	335.9	324.3	335.9
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services							03/2034	8.3	4.8	4.6
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services							03/2036	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	€3.8	4.1	4.0
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	2.3	3.0	3.0
Total Senior Secured Loans—Second Lien											694.9	686.1
Unfunded Loan Commitments											(3.0)	(3.0)
Net Senior Secured Loans—Second Lien											691.9	683.1

Other Senior Secured Debt—0.9%
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	5.5%			0.0%	10/2028	€11.6	11.4	12.5
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services			8.5%	PIK			11/2028	$30.2	29.1	25.3
Recordati Industria Chimica e Farmaceutica SpA	(aa)(ab)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			6.8%				12/2029	€1.0	1.1	1.1
Recordati Industria Chimica e Farmaceutica SpA	(aa)(ab)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	3.9%			0.0%	12/2029	1.0	1.1	1.1
TIBCO Software Inc	(aa)(v)	Software & Services			6.5%				03/2029	$0.7	0.6	0.7
Warren Resources Inc	(v)	Energy			4.0%				12/2026	24.3	24.3	20.8
Total Other Senior Secured Debt											67.6	61.5

Subordinated Debt—3.7%
Accuride Corp	(ad)(k)	Capital Goods	SF	+	4.5%	(3.0% PIK	/ 3.0% PIK)	1.0%	03/2030	3.2	4.2	7.6
Alacrity Solutions Group LLC	(ad)(m)(v)	Insurance	SF	+	8.0%	PIK		1.0%	02/2030	3.4	3.4	3.4
Apex Service Partners LLC	(v)	Commercial & Professional Services			14.3%	PIK			04/2031	23.5	23.3	24.3
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods			10.0%	PIK			09/2028	45.1	21.4	35.6
Colosseum AG	(v)(w)	Health Care Equipment & Services	E	+	8.5%	PIK		0.0%	04/2029	€11.9	12.4	12.7
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services			10.0%	PIK			07/2029	$0.1	0.1	0.1
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services							04/2030	12.1	8.9	11.9
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services							04/2030	47.2	32.0	42.5
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	7.3%			0.5%	01/2030	62.9	61.5	62.9
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	9.0%	PIK		0.5%	01/2031	40.7	40.2	40.7
Total Subordinated Debt											207.4	241.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—33.1%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)									8,516,891	$14.0	$—
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%	(3.0% PIK	/ 3.0% PIK)		12/2029		$62.5	61.1	55.5
Abacus JV, ABF Equity	(ad)(v)(w)(y)	Insurance									8,843,986	8.8	0.5
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services									1,339,253	1.5	0.9
Altavair AirFinance, ABF Equity	(ac)(v)(w)	Capital Goods									119,918,105	120.9	126.5
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF	+	10.0%			0.0%	01/2030		$6.3	6.3	6.3
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF	+	10.0%			0.0%	01/2030		$3.5	3.5	3.5
Australis Maritime II, ABF Equity	(ad)(v)(w)	Transportation									16,556,282	16.6	16.5
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation									11,293,291	11.3	11.1
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/2030		$18.4	18.4	18.4
Avenue One PropCo, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)									10,339,283	10.3	8.9
Avenue One PropCo, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.0%	PIK			03/2034		$32.9	32.9	32.9
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services									720,108,628	74.9	59.5
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR	+	9.3%			0.0%	01/2034	SEK	15.0	1.3	1.5
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services			22.0%				11/2027		$8.8	8.8	8.6
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%			1.0%	01/2028		$60.0	60.0	60.0
Bausch Health Cos Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%			1.0%	01/2028		$60.0	60.0	60.0
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components									54,407	—	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF	+	9.0%			1.0%	11/2025		$88.4	86.7	88.4
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF	+	9.0%			1.0%	11/2025		$12.0	12.0	12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF	+	9.0%			1.0%	11/2025		$36.1	36.1	36.1
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)									9,866,447	11.6	17.0
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%				12/2028		$19.7	19.3	19.7
Curia Global Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/2029		$42.0	42.0	42.0
Curia Global Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/2029		$41.3	41.3	41.3
Discover Financial Services, ABF Equity	(ad)(v)(w)	Financial Services									19,729,538	19.7	20.5
Discover Financial Services, Subordinated Loan	(ad)(v)(w)	Financial Services			15.0%				09/2034		$35.7	35.7	35.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Drive Revel, ABF Equity	(v)(w)	Financial Services								8,859,529	$9.5	$12.4
Florida Food Products LLC, Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/2028	$20.5	20.5	20.5
Florida Food Products LLC, Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	06/2028	$4.0	4.0	4.0
Fortna Group Inc, Revolver	(v)(w)	Capital Goods	SF	+	4.8%			0.8%	06/2029	$54.7	54.7	54.7
Fortna Group Inc, Revolver	(w)(x)	Capital Goods	SF	+	4.8%			0.8%	06/2029	$27.4	27.4	27.4
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services								425,557,318	242.9	194.7
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services								1,222,206	1.4	2.3
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services								5,593,076	5.6	4.7
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services								53,899,361	53.9	50.8
Global Lending Services LLC, ABF Equity	(v)(w)(y)	Financial Services								130,120	0.1	0.2
Global Lending Services LLC, Bond	(v)(w)	Financial Services			12.5%	PIK			12/2032	$0.3	0.3	0.3
Global Lending Services LLC, Bond	(v)(w)	Financial Services			12.5%	PIK			02/2033	$0.2	0.2	0.2
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services								10,662,084	10.7	14.1
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)(y)	Financial Services								23,235,649	23.2	26.8
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services			9.3%	PIK			03/2034	$35.1	35.1	35.1
GreenSky Holdings LLC, Term Loan	(ac)(x)	Financial Services			9.3%	PIK			03/2034	$3.0	3.0	3.0
IQUW UK Ltd, Bond	(v)(w)	Insurance			9.5%				03/2035	$5.8	5.8	5.8
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance								536,709	0.5	0.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance			12.0%					$69.7	69.7	69.7
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods								103,090,791	103.1	110.3
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods			14.3%				05/2026	$39.1	39.1	16.0
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment								35,894	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services								4,190,300	4.2	3.6
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods								3,306	—	1.6
Lennar Corp, ABF Equity	(v)(w)	Consumer Durables & Apparel								17,673,700	17.7	18.5
Lennar Corp, Term Loan	(v)(w)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/2029	$14.9	14.9	14.9
My Community Homes PropCo 2, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)								20,284,091	20.3	10.7
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			03/2034	$65.6	65.6	65.6
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services							01/2027	$8.3	0.4	1.4
Norway_France, ABF Equity	(v)(w)	Financial Services								8,919,716	9.9	10.3
Opendoor Labs Inc, Structured Mezzanine	(v)(w)	Real Estate Management & Development			12.5%				02/2029	$26.4	26.4	26.4
Opendoor Labs Inc, Structured Mezzanine	(w)(x)	Real Estate Management & Development			12.5%				02/2029	$13.2	13.2	13.2
Optio Invest, ABF Equity	(v)(w)	Financial Services								3,672,725	4.7	5.6
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services								63,473,788	69.1	74.8
Powin Energy Corp/NV, Revolver	(v)	Capital Goods			13.5%	PIK			09/2027	$4.7	4.7	4.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Powin Energy Corp/NV, Revolver	(x)	Capital Goods			13.5%	PIK			09/2027	$25.8	$25.8	$25.9
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods								823,011	—	—
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods								823,011	—	—
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods								210,667	—	—
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods								210,667	—	—
Prime ST LLC, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)								5,612,193	8.9	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%	(6.0% PIK	/ 6.0% PIK)		03/2030	$62.4	61.0	27.9
Residential Opportunities I LLC, ABF Equity	(v)	Real Estate Management & Development								39	—	0.1
Roemanu LLC, ABF Equity	(ad)(v)	Financial Services								220,778,388	236.5	236.0
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development			18.0%				07/2030	$3.4	2.5	2.9
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development							10/2053	$5.2	8.5	7.2
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)	Financial Services								23,500,000	23.5	21.8
SunPower Financial, ABF Equity	(v)(w)	Financial Services								2,807,060	2.8	2.9
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA	+	7.0%			1.5%	09/2026	£32.9	40.7	42.6
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA	+	7.0%			1.5%	09/2026	£10.5	13.9	14.0
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(v)(w)	Materials	SF	+	4.8%			1.0%	01/2028	$105.4	105.4	106.3
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(w)(x)	Materials	SF	+	4.8%			1.0%	01/2028	$11.7	11.7	11.8
Tropicana Products Inc, Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/2029	$74.4	74.4	74.4
Tropicana Products Inc, Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/2029	$10.4	10.4	10.4
Vehicle Secured Funding Trust, ABF Equity	(v)(w)(y)	Financial Services								10,555,713	10.6	11.7
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services			15.0%	PIK			01/2046	$31.7	31.7	31.7
Vietjet Aviation JSC, Term Loan	(v)(w)	Transportation			9.4%				03/2037	$32.5	32.5	32.5
Vietjet Aviation JSC, Term Loan	(v)(w)	Transportation			9.4%				03/2037	$32.5	32.5	32.5
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF	+	5.8%			1.0%	12/2026	$71.6	71.6	72.1
Weber-Stephen Products LLC, Revolver	(w)(x)	Consumer Discretionary Distribution & Retail	SF	+	5.8%			1.0%	12/2026	$11.8	11.8	11.9
Total Asset Based Finance											2,593.5	2,464.8
Unfunded Asset Based Finance Commitments											(294.7)	(294.7)
Net Asset Based Finance											2,298.8	2,170.1

Credit Opportunities Partners JV, LLC—25.4%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC								$1,934.9	1,869.4	1,661.0
Total Credit Opportunities Partners JV, LLC											1,869.4	1,661.0

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—16.8%(e)
48Forty Solutions LLC, Common Stock	(ac)(v)(y)	Commercial & Professional Services							25,122	$—	$—
Accuride Corp, Common Stock	(ad)(k)(y)	Capital Goods							4,232,815	—	—
Accuride Corp, Preferred Stock	(ad)(k)(y)	Capital Goods							2,422,249	—	—
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			11.8%	PIK			70,790	69.8	74.9
Alacrity Solutions Group LLC, Common Stock	(ad)(m)(v)(y)	Insurance							2,144	1.9	1.8
Alacrity Solutions Group LLC, Preferred Equity	(ad)(m)(v)	Insurance	SF	+	8.0%	PIK	1.0%	02/2030	2,293	2.3	2.3
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services							2,655,491	2.7	2.0
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services			11.5%	PIK			17,685	17.3	14.1
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF	+	9.5%	PIK	1.0%	04/2031	21,902	21.1	22.5
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(p)(y)	Energy							10,193	9.7	3.2
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(p)(y)	Energy							866,071	17.6	27.3
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			10.8%	PIK			343,456	338.5	353.9
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods							500	5.0	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods							900	4.0	—
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods							6,516	9.9	—
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail							1,264,079	21.8	35.5
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco							11,167,000	—	18.5
Bowery Farming Inc, Common Stock	(v)(y)	Food, Beverage & Tobacco							1,058,391	10.0	—
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco							147,815,378	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco						09/2028	161,828	0.0	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco						09/2028	1,918,831	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment							2,023,714	—	14.9
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment							227,802	7.5	4.4
Constellis Holdings LLC, Preferred Equity	(ac)(v)(y)	Capital Goods						12/2028	69,653	3.2	2.4
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods							849,702	10.3	—
Cubic Corp, Preferred Stock	(v)(y)(z)	Software & Services			11.0%	PIK			57,915	55.5	35.4
Diversified Energy Co PLC, Common Stock	(n)(o)(w)	Energy							1,897,013	22.7	23.9
Diversified Energy Co PLC, Common Stock	(n)(o)(w)	Energy							209,772	2.8	2.7
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel							87,405	13.5	18.8
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel			15.9%	PIK			2,905	4.9	7.1
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel							7,701,195	2.5	1.9
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services							250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services							1,000	8.2	4.0
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services							745	0.0	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods							85,385	7.1	0.2
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods							15,000	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment								33,034	$3.8	$0.2
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials								2,105	—	2.5
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)(z)	Materials			0.0%	(0.0% PIK	/ 12.0% PIK)		02/2032	15,279	193.4	130.7
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services								26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services								26,230,661	48.3	19.2
Kestra Financial Inc, Preferred Equity	(v)	Financial Services			12.0%	PIK				1,846	1.8	1.8
Kestra Financial Inc, Preferred Equity	(x)	Financial Services			12.0%	(0.0% PIK	/ 12.0% PIK)			9,230,380	9.2	9.2
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail								7,946,073	8.0	3.3
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services								4,938,192	4.9	6.9
Med-Metrix, Common Stock	(h)	Software & Services								29,403	—	5.0
Med-Metrix, Preferred Stock	(h)	Software & Services			8.0%	PIK				38,197	3.8	3.8
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services								6,978,924	7.0	7.0
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	SF	+	12.3%	PIK		0.0%		93,436	89.4	90.9
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services								30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services								49,406	20.2	36.4
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services								34,872	2.1	1.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services								371,992	22.8	20.3
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services			9.0%	PIK			10/2029	10,215	10.5	12.4
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products								30,000	3.0	3.6
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment								434,250	18.1	22.3
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment								140	—	—
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy								837,780	3.1	2.2
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel								4,563	8.3	6.3
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services								5,521,128	5.5	10.7
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services								8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services								143,400	0.2	0.1
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy								355,993	0.7	0.5
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services								42,731	7.1	12.9
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel								5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods								454,343,603	4.8	7.9
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods								1,272,105	1.3	2.2
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods								11,630	8.0	14.1
Worldwise Inc, Common Stock	(ad)(v)(y)	Household & Personal Products								9,765	0.6	0.2
Total Equity/Other											1,156.4	1,107.1
Unfunded Equity/Other Commitments											(9.2)	(9.2)
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Net Equity/Other							$1,147.2	$1,097.9
TOTAL INVESTMENTS—215.7%							$14,690.0	14,121.5
LIABILITIES IN EXCESS OF OTHER ASSETS—(115.7%)								(7,575.5)
NET ASSETS—100%								$6,546.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at March 31, 2025	Unrealized Appreciation (Depreciation)
CAD	3/25/2026	JP Morgan Chase Bank	C$	0.6	Sold	$0.4	$0.4	$0.0
EUR	2/15/2028	JP Morgan Chase Bank	€	4.6	Sold	5.2	5.1	0.1
EUR	12/28/2029	JP Morgan Chase Bank	€	5.7	Sold	6.6	6.6	0.0
GBP	4/3/2025	JP Morgan Chase Bank	£	1.5	Sold	1.9	1.9	0.0
GBP	12/31/2025	JP Morgan Chase Bank	£	27.8	Sold	35.1	35.8	(0.7)
GBP	1/20/2026	JP Morgan Chase Bank	£	6.2	Sold	7.5	8.0	(0.5)
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	17.4	(0.8)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.3	4.5	(0.2)
GBP	8/28/2026	JP Morgan Chase Bank	£	4.8	Sold	6.0	6.1	(0.1)
GBP	8/28/2026	JP Morgan Chase Bank	£	8.6	Sold	10.8	11.1	(0.3)
GBP	2/15/2028	JP Morgan Chase Bank	£	8.6	Sold	11.1	11.0	0.1
SEK	4/1/2025	JP Morgan Chase Bank	SEK	25.7	Bought	2.6	2.6	0.0
SEK	4/1/2025	JP Morgan Chase Bank	SEK	25.7	Sold	2.4	2.6	(0.2)
SEK	10/27/2025	JP Morgan Chase Bank	SEK	486.0	Sold	45.4	48.9	(3.5)
SEK	4/14/2027	JP Morgan Chase Bank	SEK	167.0	Sold	16.4	17.1	(0.7)
SEK	6/21/2027	JP Morgan Chase Bank	SEK	69.8	Sold	6.7	7.1	(0.4)
SEK	2/15/2028	JP Morgan Chase Bank	SEK	54.8	Sold	5.3	5.7	(0.4)
SEK	12/28/2029	JP Morgan Chase Bank	SEK	57.3	Sold	5.7	6.0	(0.3)
Total						$190.0	$197.9	$(7.9)
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
Interest Rate Swap	6.875% Notes	6.875%	SOFR + 2.754%	ING Capital Markets LLC	8/15/2029	$200	$3	$—	$(2)
Interest Rate Swap	6.875% Notes	6.875%	SOFR + 2.788%	ING Capital Markets LLC	8/15/2029	400	6	—	(4)
Interest Rate Swap	6.125% Notes	6.125%	SOFR + 2.137%	ING Capital Markets LLC	1/15/2030	600	18	—	18
Interest Rate Swap	6.125% Notes	6.125%	SOFR + 2.061%	ING Capital Markets LLC	1/15/2030	100	2	—	2
Total						$1,300	$29	$—	$14
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2025, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.34%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.18%, the Australian Bank Bill Swap Rate, or BBSW or “BW”, was 4.13%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 2.36%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.36%, and the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.29%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(g)Not used.
(h)Security held within CCT Holdings II LLC, a wholly-owned subsidiary of the Company.
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
(l)Security or portion thereof held within KKR - FSK CLO 2 LLC (see Note 9).
(m)Security or portion thereof held within FS KKR MM CLO 1 LLC (see Note 9).
(n)Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.
(o)Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.
(p)Security held within IC American Energy Investments, Inc., a wholly-owned subsidiary of the Company.
(q)Not used.
(r)Security held within IC Northern Investments, LLC, a wholly-owned subsidiary of the Company.
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
(w)The investment, or a portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2025, 70.8% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of March 31, 2025.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2025:

Portfolio Company	Fair Value at December 31, 2024		Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC	$148.5		$3.8	$—	$—	$(16.5)	$135.8	$1.0	$3.8	$—	$—
48Forty Solutions LLC	3.0		—	(0.6)	—	(0.9)	1.5	0.1	—	—	—
Affordable Care Inc	35.2		1.5	(1.1)	—	0.2	35.8	0.7	0.3	—	—
Affordable Care Inc	22.2		0.2	—	—	—	22.4	0.4	0.2	—	—
Belk Inc	29.5		—	(1.8)	—	0.1	27.8	1.0	—	—	—
Galaxy Universal LLC	86.3		—	(0.3)	—	—	86.0	2.4	—	0.2	—
Galaxy Universal LLC	18.5		1.9	—	—	(0.4)	20.0	0.5	—	0.1	—
Galaxy Universal LLC	—		45.5	—	—	(0.9)	44.6	1.1	—	2.0	—
Galaxy Universal LLC	—		37.5	—	—	—	37.5	0.1	—	1.1	—
One Call Care Management Inc	4.7		—	—	—	—	4.7	0.2	—	—	—
Senior Secured Loans—Second Lien
Constellis Holdings LLC	7.0		0.5	—	—	—	7.5	0.3	0.2	—	—
Other Senior Secured Debt
One Call Care Management Inc	25.1		0.1	—	—	0.1	25.3	0.1	0.6	—	—
Asset Based Finance
Accelerator Investments Aggregator LP, ABF Equity	0.9		—	—	—	—	0.9	—	—	—	—
Altavair AirFinance, ABF Equity	128.2	—	—	(1.6)	—	(0.1)	126.5	—	—	—	8.9
GreenSky Holdings LLC, ABF Equity	14.9		—	—	—	(0.8)	14.1	—	—	—	—
GreenSky Holdings LLC, ABF Equity	22.3		2.6	—	—	1.9	26.8	—	—	—	—
GreenSky Holdings LLC, Term Loan	33.5		1.6	—	—	—	35.1	—	0.7	—	—
Equity/Other
48Forty Solutions LLC, Common Stock	—		—	—	—	—	—	—	—	—	—
Affordable Care Inc, Preferred Stock	73.1		1.9	—	—	(0.1)	74.9	—	2.0	—	—
athenahealth Inc, Preferred Stock	361.3		9.5	(20.1)	0.4	2.8	353.9	—	9.5	—	—
Belk Inc, Common Stock	27.1		4.2	—	—	4.2	35.5	—	—	—	—
Constellis Holdings LLC, Private Equity	—		—	—	—	—	—	—	—	—	—
Constellis Holdings LLC, Preferred Equity	3.4		—	—	—	(1.0)	2.4	—	—	—	—
Galaxy Universal LLC, Common Stock	49.2		—	(30.4)	8.5	(8.5)	18.8	—	—	—	—
Galaxy Universal LLC, Trade Claim	1.9		—	—	—	—	1.9	—	—	—	—
Galaxy Universal LLC, Preferred Stock	7.2		—	—	—	(0.1)	7.1	—	0.1	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
One Call Care Management Inc, Preferred Stock A	$20.7	$—	$—	$—	$(0.4)	$20.3	$—	$—	$—	$—
One Call Care Management Inc, Common Stock	1.9	—	—	—	—	1.9	—	—	—	—
One Call Care Management Inc, Preferred Stock B	12.2	0.1	—	—	0.1	12.4	0.1	0.2	—	—
Proserv Acquisition LLC, Class A Preferred Units	2.2	—	—	—	—	2.2	—	—	—	—
Total	$1,140.0	$110.9	$(55.9)	$8.9	$(20.3)	$1,183.6	$8.0	$17.6	$3.4	$8.9
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the three months ended March 31, 2025.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the three months ended March 31, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Alacrity Solutions Group LLC	$—	$10.2	$—	$—	$0.1	$10.3	$0.1	$—	$—	$—
Alacrity Solutions Group LLC	—	0.1	—	—	—	0.1	—	—	—	—
ATX Networks Corp	37.0	1.1	—	—	(0.1)	38.0	(0.7)	1.0	—	—
ATX Networks Corp	15.3	0.4	—	—	—	15.7	0.1	0.4	—	—
ATX Networks Corp	50.6	1.5	—	—	—	52.1	—	1.4	—	—
Gracent LLC	29.6	1.2	—	—	(0.2)	30.6	0.2	1.0	—	—
HM Dunn Co Inc	34.8	—	(0.2)	—	(1.5)	33.1	0.9	—	—	—
HM Dunn Co Inc	3.4	1.0	—	—	(0.2)	4.2	0.1	—	—	—
Kellermeyer Bergensons Services LLC	201.6	5.4	(0.5)	—	(0.3)	206.2	—	5.2	—	—
Kellermeyer Bergensons Services LLC	87.7	3.0	—	—	(6.2)	84.5	—	2.9	—	—
NCI Inc	32.1	—	(0.3)	—	—	31.8	0.9	—	—	—
Production Resource Group LLC	195.9	6.9	—	—	0.1	202.9	1.4	6.9	—	—
Production Resource Group LLC	0.3	0.1	—	—	(0.1)	0.3	—	—	—	—
Production Resource Group LLC	67.7	1.6	—	—	0.1	69.4	0.5	1.6	—	—
Production Resource Group LLC	37.2	0.9	—	—	(0.1)	38.0	0.2	0.9	—	—
Production Resource Group LLC	107.4	2.5	—	—	0.1	110.0	0.6	2.5	—	—
Production Resource Group LLC	—	9.6	—	—	0.7	10.3	0.1	—	—	—
Wittur Holding GmbH	54.1	1.7	—	—	3.0	58.8	0.3	0.8	—	—
Worldwise Inc	19.1	0.3	—	—	—	19.4	0.2	0.2	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—Second Lien
Quoizel, LLC	$7.1	$—	$—	$—	$—	$7.1	$0.2	$—	$—	$—
Quoizel, LLC	7.4	—	—	—	—	7.4	0.2	—	—	—
Other Senior Secured Debt
JW Aluminum Co	76.6	—	(76.4)	0.3	(0.5)	—	1.9	—	—	—
Subordinated Debt
Accuride Corp	—	4.2	—	—	3.4	7.6	—	—	—	—
Alacrity Solutions Group LLC	—	3.4	—	—	—	3.4	—	—	—	—
ATX Networks Corp	32.9	—	—	—	2.7	35.6	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	54.5	0.1	—	—	0.9	55.5	1.5	0.5	—	—
801 5th Ave, Seattle, ABF Equity	—	—	—	—	—	—	—	—	—	—
Abacus JV, ABF Equity	24.6	—	(27.0)	0.7	2.2	0.5	—	—	—	—
Australis Maritime, Common Stock	11.3	—	(0.3)	—	0.1	11.1	—	—	—	—
Australis Maritime II, ABF Equity	19.8	—	(3.1)	—	(0.2)	16.5	—	—	—	0.6
Avenue One PropCo, ABF Equity	10.2	—	—	—	(1.3)	8.9	—	—	—	—
Avenue One PropCo, Term Loan	32.3	0.6	—	—	—	32.9	—	0.6	—	—
Avida Holding AB, Common Stock	60.4	—	—	—	(0.9)	59.5	—	—	—	—
Avida Holding AB, Subordinated Bond	1.3	—	—	—	0.2	1.5	—	—	—	—
Capital Automotive LP, ABF Equity	32.9	—	(17.3)	6.8	(5.4)	17.0	—	—	—	0.5
Capital Automotive LP, Structured Mezzanine	40.1	—	(20.4)	0.1	(0.1)	19.7	1.1	—	—	—
Discover Financial Services, Subordinated Loan	38.8	—	(3.1)	—	—	35.7	1.4	—	—	—
Discover Financial Services, ABF Equity	21.7	—	(1.2)	—	—	20.5	—	—	—	1.1
Kilter Finance, Preferred Stock	85.4	—	(15.7)	—	—	69.7	2.3	—	—	—
Kilter Finance, ABF Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	146.7	—	(37.7)	3.3	(2.0)	110.3	—	—	—	3.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	15.8	—	—	—	0.2	16.0	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	0.1	—	—	—	—	0.1	—	—	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	4.3	—	(0.7)	—	—	3.6	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	7.2	—	(2.9)	0.3	(3.0)	1.6	—	—	—	4.0
My Community Homes PropCo 2, ABF Equity	15.6	—	—	—	(4.9)	10.7	—	—	—	—
My Community Homes PropCo 2, Term Loan	64.4	1.2	—	—	—	65.6	—	1.2	—	—
Prime St LLC, ABF Equity	—	—	—	—	—	—	—	—	—	—
Prime St LLC, Structured Mezzanine	27.6	—	—	—	0.3	27.9	1.1	0.9	—	—
Roemanu LLC, ABF Equity	238.9	—	—	—	(2.9)	236.0	—	—	—	2.2
TDC LLP, Preferred Equity	36.8	3.6	(41.9)	1.0	0.5	—	0.8	—	—	—
TDC LLP, ABF Equity	1.9	—	(2.0)	—	0.1	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of March 31, 2025
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	$1,363.3	$297.7	$—	$—	$—	$1,661.0	$—	$—	$—	$47.8
Equity/Other
Accuride Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Accuride Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Common Stock	—	1.9	—	—	(0.1)	1.8	—	—	—	—
Alacrity Solutions Group LLC, Preferred Equity	—	2.3	—	—	—	2.3	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	18.4	—	—	—	0.1	18.5	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	5.0	—	—	—	(1.0)	4.0	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	0.1	—	—	—	0.1	0.2	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.5	—	—	—	—	2.5	—	—	—	—
JW Aluminum Co, Preferred Stock	152.3	—	(21.1)	—	(0.5)	130.7	—	—	—	—
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	15.1	—	—	—	4.1	19.2	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	33.1	—	—	—	3.3	36.4	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	67.2	—	—	—	(44.9)	22.3	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	6.1	—	—	—	0.2	6.3	—	—	—	—
Quorum Health Corp, Trade Claim	0.9	—	—	—	—	0.9	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	10.1	0.9	—	—	(0.3)	10.7	—	—	—	—
Wittur Holding GmbH, Common Stock	10.9	—	—	—	3.2	14.1	—	—	—	—
Worldwise Inc, Common Stock	0.7	—	—	—	(0.5)	0.2	—	—	—	—
Total	$3,776.7	$363.4	$(271.8)	$12.5	$(51.5)	$3,829.3	$15.4	$28.0	$—	$59.8
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the three months ended March 31, 2025.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—117.7%
3Pillar Global Inc	(v)	Software & Services	SF+600	0.8%	11/23/26		$1.2	$1.2	$1.1
3Pillar Global Inc	(i)(k)(v)	Software & Services	SF+600	0.8%	11/23/27		123.4	122.8	117.9
3Pillar Global Inc	(x)	Software & Services	SF+600	0.8%	11/23/26		8.0	8.0	7.6
48Forty Solutions LLC	(ac)(f)(k)(t)(v)	Commercial & Professional Services	2.0%, SF+410 PIK (SF+410 Max PIK)	1.0%	11/30/29		174.4	173.6	148.5
48Forty Solutions LLC	(ac)(v)	Commercial & Professional Services	SF+600	1.0%	11/30/29		4.6	4.6	3.9
48Forty Solutions LLC	(ac)(x)	Commercial & Professional Services	SF+600	1.0%	11/30/29		6.1	6.1	5.2
Aareon AG	(v)(w)	Software & Services	E+475, 0.0% PIK (1.8% Max PIK)	0.0%	10/1/31		€60.0	66.2	61.6
Aareon AG	(w)(x)	Software & Services	E+475, 0.0% PIK (1.8% Max PIK)	0.0%	9/30/31		13.6	15.1	15.1
Accuride Corp	(ab)(k)	Capital Goods	SF+1,000, 0.0% PIK (10.0% Max PIK)	2.0%	4/19/25		$0.7	0.6	0.7
Accuride Corp	(k)	Capital Goods	SF+1,000 PIK (SF+1,000 Max PIK)	2.0%	4/19/25		2.6	2.5	2.6
Accuride Corp	(k)(y)(z)	Capital Goods	SF+100, 5.9% PIK (5.9% Max PIK)	1.0%	5/18/26		7.7	7.7	2.1
Accuride Corp	(ab)(x)	Capital Goods	SF+1,000, 0.0% PIK (10.0% Max PIK)	2.0%	4/19/25		0.4	0.4	0.4
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF+625	1.0%	5/7/26		0.3	0.3	0.3
Advanced Dermatology & Cosmetic Surgery	(m)(t)(v)	Health Care Equipment & Services	SF+625	1.0%	5/7/27		45.4	44.3	45.5
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF+625	1.0%	5/7/26		3.3	3.3	3.3
Advania Sverige AB	(v)(w)	Software & Services	SA+550	0.0%	6/2/31		£51.4	65.0	64.4
Advania Sverige AB	(v)(w)	Software & Services	SR+550	0.0%	6/2/31	SEK	161.1	14.9	14.7
Advania Sverige AB	(aa)(v)(w)	Software & Services	E+500	0.0%	6/2/31		€5.0	5.4	5.2
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (3.3% Max PIK)	0.8%	8/2/27		$1.3	1.3	1.3
Affordable Care Inc	(ac)(m)(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (3.3% Max PIK)	0.8%	8/2/28		56.3	56.2	56.2
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF+550, 0.0% PIK (3.3% Max PIK)	0.8%	8/2/27		11.6	11.6	11.5
Alacrity Solutions Group LLC	(v)(y)(z)	Insurance	SF+525	0.8%	12/22/27		10.8	10.7	7.7
Alacrity Solutions Group LLC	(m)(y)(z)	Insurance	SF+525	0.8%	12/22/28		11.8	11.7	8.5
Alera Group Intermediate Holdings Inc	(m)(v)	Insurance	SF+525	0.8%	10/2/28		31.1	31.0	31.1
Alera Group Intermediate Holdings Inc	(v)	Insurance	SF+575	0.8%	10/2/28		7.2	7.1	7.3
Alera Group Intermediate Holdings Inc	(x)	Insurance	SF+575	0.8%	10/2/28		0.4	0.4	0.4
Alpha Financial Markets Consulting PLC	(v)(w)	Commercial & Professional Services	SF+525	0.0%	8/16/31		10.3	10.1	10.2
Alpha Financial Markets Consulting PLC	(v)(w)	Commercial & Professional Services	E+525, 0.0% PIK (1.8% Max PIK)	0.0%	8/16/31		€4.7	5.1	4.8
Alpha Financial Markets Consulting PLC	(v)(w)	Commercial & Professional Services	SA+525, 0.0% PIK (1.8% Max PIK)	0.0%	8/29/31		£8.8	11.3	10.8
Alpha Financial Markets Consulting PLC	(w)(x)	Commercial & Professional Services	SA+525	0.0%	8/16/31		4.5	5.8	5.8
American Vision Partners	(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		$5.0	5.0	5.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
American Vision Partners	(i)(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/27		$90.5	$90.2	$89.9
American Vision Partners	(x)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		2.8	2.8	2.8
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		67.6	67.4	67.6
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		8.4	8.4	8.4
Apex Group Limited	(aa)(m)(w)	Financial Services	SF+375	0.5%	7/27/28		2.4	2.4	2.5
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500	1.0%	10/24/29		3.5	3.5	3.5
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500	1.0%	10/24/30		9.0	9.0	9.0
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500	1.0%	10/24/30		93.7	92.8	93.8
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+500	1.0%	10/24/29		1.6	1.6	1.6
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+500	1.0%	10/24/30		22.1	22.1	22.2
Arcfield Acquisition Corp	(x)	Capital Goods	SF+500	0.5%	10/28/31		6.0	6.0	6.0
Arcos LLC/VA	(m)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28		12.9	12.8	11.9
Arcos LLC/VA	(x)	Software & Services	SF+625	1.0%	4/20/27		4.5	4.5	4.2
Area Wide Protective Inc	(f)(v)	Commercial & Professional Services	SF+475	1.0%	12/23/30		19.2	19.1	19.2
Area Wide Protective Inc	(x)	Commercial & Professional Services	SF+475	1.0%	12/23/30		12.1	12.1	12.1
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+575	0.5%	6/30/28	A$	7.1	4.6	4.3
Arrotex Australia Group Pty Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+575	0.5%	6/30/28		3.7	2.5	2.4
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF+600 PIK (SF+600 Max PIK)	1.0%	9/1/26		$15.3	15.3	15.3
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+700 PIK (SF+700 Max PIK)	1.0%	9/1/26		50.6	50.6	50.6
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+650 PIK (SF+650 Max PIK)	0.8%	9/1/26		37.0	36.4	37.0
ATX Networks Corp	(ad)(w)(x)	Capital Goods	SF+600 PIK (SF+600 Max PIK)	1.0%	9/1/26		5.4	5.4	5.4
Avetta LLC	(v)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31		15.0	14.8	14.9
Avetta LLC	(x)	Software & Services	SF+450	0.5%	7/26/30		2.6	2.6	2.6
Avetta LLC	(x)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31		3.7	3.7	3.7
BDO USA PA	(v)	Commercial & Professional Services	SF+500	2.0%	8/31/28		28.1	27.6	28.1
Belk Inc	(ad)(v)	Consumer Discretionary Distribution & Retail	15.0%		7/23/29		29.4	29.4	29.5
BGB Group LLC	(f)(i)(k)(m)(t)	Media & Entertainment	SF+525	1.0%	8/16/27		108.9	108.3	107.7
BGB Group LLC	(x)	Media & Entertainment	SF+525	1.0%	8/16/27		7.4	7.4	7.3
BGB Group LLC	(x)	Media & Entertainment	SF+525	1.0%	8/16/27		19.9	19.9	19.7
Bloom Fresh International Limited	(v)(w)	Food, Beverage & Tobacco	E+525	0.0%	8/9/30		€7.4	7.9	7.7
Bowery Farming Inc	(v)(y)(z)	Food, Beverage & Tobacco	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	9/10/26		$70.5	54.2	—
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco			9/10/26		15.6	14.7	7.2
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco			9/10/26		6.2	5.9	2.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cadence Education LLC	(v)	Consumer Services	SF+500	0.8%	5/1/31	$4.6	$4.6	$4.6
Cadence Education LLC	(x)	Consumer Services	SF+500	0.8%	5/1/30	8.5	8.5	8.5
Cadence Education LLC	(x)	Consumer Services	SF+500	0.8%	5/1/31	9.8	9.8	9.8
Carrier Fire Protection	(v)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	9.7	9.7	9.7
Carrier Fire Protection	(v)	Commercial & Professional Services	SF+500	0.5%	7/1/30	0.3	0.3	0.3
Carrier Fire Protection	(v)	Commercial & Professional Services	E+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	€2.4	2.6	2.5
Carrier Fire Protection	(x)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	$2.6	2.6	2.6
Carrier Fire Protection	(x)	Commercial & Professional Services	SF+500	0.5%	7/1/30	2.3	2.3	2.3
CFC Underwriting Ltd	(w)(x)	Insurance	SA+495, 0.0% PIK (2.5% Max PIK)	0.0%	5/16/29	£4.7	5.7	5.7
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+500	0.8%	12/21/27	$0.2	0.2	0.2
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+500	0.8%	12/1/28	19.6	19.6	19.8
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF+500	0.8%	12/21/27	0.8	0.8	0.8
Civica Group Ltd	(v)(w)	Software & Services	SA+525, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	£2.5	3.2	3.1
Civica Group Ltd	(w)(x)	Software & Services	SA+525, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	5.0	6.4	6.4
Civica Group Ltd	(w)(x)	Software & Services	SA+525, 0.0% PIK (5.5% Max PIK)	0.0%	8/30/30	3.6	4.4	4.6
Clarience Technologies LLC	(f)(k)(t)(v)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	$158.9	157.5	160.5
Clarience Technologies LLC	(x)	Capital Goods	SF+575	0.8%	2/13/30	21.7	21.7	21.7
Clarience Technologies LLC	(x)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	21.7	21.7	21.9
CLEAResult Consulting Inc	(f)(v)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	18.2	18.0	18.0
CLEAResult Consulting Inc	(v)	Commercial & Professional Services	SF+500	0.8%	8/27/31	1.4	1.4	1.4
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	4.5	4.5	4.5
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF+500	0.8%	8/27/31	1.7	1.7	1.7
Community Brands Inc	(k)(t)	Software & Services	SF+500	0.8%	7/1/31	39.9	39.5	39.9
Community Brands Inc	(x)	Software & Services	SF+500	0.8%	7/1/31	15.7	15.7	15.7
Consilium Safety Group AB	(v)(w)	Capital Goods	E+600, 0.0% PIK (0.0% Max PIK)	0.0%	4/7/31	€25.0	26.5	25.8
Consilium Safety Group AB	(w)(x)	Capital Goods	E+600	0.0%	4/7/31	€9.8	10.5	10.1
Corsearch Intermediate Inc	(m)(v)	Software & Services	SF+550	1.0%	4/19/28	$30.1	29.0	30.1
CSafe Global	(f)(k)(t)(v)	Transportation	SF+575	0.8%	12/14/28	87.7	87.6	88.6
CSafe Global	(v)	Transportation	SA+575	0.8%	12/14/28	£15.4	19.7	19.5
CSafe Global	(v)	Transportation	SF+575	0.8%	3/8/29	$8.1	8.1	8.1
CSafe Global	(x)	Transportation	SF+575	0.8%	3/8/29	3.5	3.5	3.5
Dechra Pharmaceuticals Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625, 0.0% PIK (3.3% Max PIK)	0.8%	1/24/31	3.7	3.6	3.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Dechra Pharmaceuticals Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+625, 0.0% PIK (3.3% Max PIK)	0.0%	1/24/31	€3.3	$3.4	$3.5
Dental Care Alliance Inc	(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	$109.7	107.6	107.3
Dental365 LLC	(v)	Health Care Equipment & Services	SF+525	0.8%	5/5/28	0.5	0.5	0.5
Dental365 LLC	(f)(v)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	21.5	21.5	21.5
Dental365 LLC	(v)	Health Care Equipment & Services	SF+525	0.8%	8/7/28	5.1	5.1	5.1
Dental365 LLC	(x)	Health Care Equipment & Services	SF+525	0.8%	5/5/28	4.6	4.6	4.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF+525	0.8%	8/7/28	8.6	8.6	8.6
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+550	0.0%	10/27/28	€11.6	11.4	12.0
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+550	0.0%	10/27/28	2.4	2.3	2.5
DOXA Insurance Holdings LLC	(v)	Insurance	SF+525	0.8%	12/20/30	$29.2	29.1	29.5
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/20/29	3.3	3.3	3.3
DOXA Insurance Holdings LLC	(x)	Insurance	SF+525	0.8%	12/20/30	0.5	0.5	0.5
DOXA Insurance Holdings LLC	(x)	Insurance	SF+500	0.8%	12/20/30	22.6	22.6	22.8
DuBois Chemicals Inc	(f)(t)(v)	Materials	SF+450	0.8%	6/13/31	43.7	43.5	43.8
DuBois Chemicals Inc	(x)	Materials	SF+450	0.8%	6/13/31	14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF+450	0.8%	6/13/31	14.7	14.7	14.7
Envirotainer Ltd	(w)(x)	Transportation	E+500, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.8
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	$1.9	1.9	1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+525	0.8%	8/12/28	2.4	2.4	2.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	23.4	23.4	23.5
Follett Software Co	(f)(k)(t)	Software & Services	SF+500	0.8%	8/31/28	72.2	71.7	72.9
Follett Software Co	(x)	Software & Services	SF+500	0.8%	8/31/27	9.9	9.9	9.9
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/29	65.3	63.6	65.3
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+500	1.0%	2/12/29	6.6	6.6	6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+525	0.8%	10/29/30	78.7	78.1	79.0
Foundation Risk Partners Corp	(x)	Insurance	SF+525	0.8%	10/29/29	11.8	11.8	11.8
Foundation Risk Partners Corp	(x)	Insurance	SF+525	0.8%	10/29/30	6.3	6.3	6.4
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+625	1.0%	11/12/26	86.3	86.3	86.3
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+550	1.0%	11/30/26	18.6	18.5	18.5
Galway Partners Holdings LLC	(v)	Insurance	SF+450	0.8%	9/29/28	1.1	1.0	1.1
Galway Partners Holdings LLC	(v)	Insurance	SF+450, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	0.2	0.2	0.2
Galway Partners Holdings LLC	(k)(m)(t)(v)	Insurance	SF+450, 0.0% PIK (1.0% Max PIK)	0.8%	9/29/28	77.0	76.1	77.0
Galway Partners Holdings LLC	(x)	Insurance	SF+450	0.8%	9/29/28	11.9	11.9	11.9
Galway Partners Holdings LLC	(x)	Insurance	SF+450, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	8.2	8.2	8.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
General Datatech LP	(f)(k)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27	$124.5	$123.9	$124.0
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	9.1
Gigamon Inc	(i)(v)	Software & Services	SF+575	1.0%	3/9/29	105.0	104.4	102.1
Gracent LLC	(ad)(v)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27	31.9	29.5	29.6
Granicus Inc	(v)	Software & Services	SF+350, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	16.3	16.2	16.5
Granicus Inc	(v)	Software & Services	SF+300, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	5.0	5.0	5.0
Granicus Inc	(x)	Software & Services	SF+525	0.8%	1/17/31	2.3	2.3	2.3
Granicus Inc	(x)	Software & Services	SF+475, 0.0% PIK (2.3% Max PIK)	0.8%	1/17/31	1.0	1.0	1.0
Heniff Transportation Systems LLC	(f)(k)(m)(v)	Transportation	SF+575	1.0%	12/3/26	93.3	89.8	93.3
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/26	11.7	11.6	11.7
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/26	6.1	6.1	6.1
Heritage Environmental Services Inc	(f)(v)	Commercial & Professional Services	SF+525	0.8%	1/31/31	53.1	52.7	53.6
Heritage Environmental Services Inc	(v)	Commercial & Professional Services	SF+500	0.8%	1/31/31	7.5	7.5	7.6
Heritage Environmental Services Inc	(x)	Commercial & Professional Services	SF+550	0.8%	1/31/30	8.0	8.0	8.0
Heritage Environmental Services Inc	(x)	Commercial & Professional Services	SF+500	0.8%	1/31/31	4.0	4.0	4.0
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	89.3	86.9	89.3
Hibu Inc	(f)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	24.5	24.3	24.7
Hibu Inc	(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	20.0	19.8	20.4
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+475	1.0%	11/24/28	5.3	5.3	5.3
Higginbotham Insurance Agency Inc	(x)	Insurance	SF+475	1.0%	11/24/28	12.9	12.9	12.9
Highgate Hotels Inc	(v)	Consumer Services	SF+550	1.0%	11/5/29	33.6	33.3	34.0
Highgate Hotels Inc	(x)	Consumer Services	SF+550	1.0%	11/5/29	4.2	4.2	4.2
HKA	(m)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	3.5	3.4	3.5
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	34.8	34.8	34.8
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	3.4	3.4	3.4
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	1.5	1.5	1.5
Homrich & Berg Inc	(v)	Financial Services	SF+450	0.8%	8/18/31	0.1	0.1	0.1
Homrich & Berg Inc	(f)	Financial Services	SF+450	0.8%	11/17/31	6.3	6.3	6.3
Homrich & Berg Inc	(x)	Financial Services	SF+450	0.8%	8/18/31	1.4	1.4	1.4
Homrich & Berg Inc	(x)	Financial Services	SF+450	0.8%	11/17/31	7.6	7.6	7.5
Individual FoodService	(v)	Capital Goods	SF+500	1.0%	10/31/29	74.6	73.4	74.8
Individual FoodService	(x)	Capital Goods	SF+500	1.0%	10/31/29	1.7	1.7	1.7
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+475, 2.5% PIK (2.5% Max PIK)	0.0%	9/27/26	€89.0	104.0	86.6
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26	$15.6	15.6	16.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+475, 0.0% PIK (1.8% Max PIK)	0.5%	11/15/31	A$	3.9	$2.5	$2.7
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+500	0.8%	9/22/28		$63.0	62.6	63.0
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/28		28.5	28.5	28.5
Insight Global LLC	(x)	Commercial & Professional Services	SF+500	0.8%	9/22/28		7.6	7.6	7.6
Insightsoftware.Com Inc	(v)	Software & Services	SF+525	0.8%	5/25/28		1.6	1.6	1.6
Insightsoftware.Com Inc	(v)	Software & Services	SF+525	1.0%	5/25/28		16.6	16.6	16.7
Insightsoftware.Com Inc	(x)	Software & Services	SF+525	0.8%	5/25/28		5.5	5.5	5.5
Insightsoftware.Com Inc	(x)	Software & Services	SF+525	1.0%	5/25/28		5.3	5.3	5.3
Integrity Marketing Group LLC	(v)	Insurance	SF+500	0.8%	8/25/28		98.6	98.6	98.6
Integrity Marketing Group LLC	(x)	Insurance	SF+500	0.8%	8/28/28		0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF+500	0.8%	8/28/28		1.5	1.5	1.5
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	6/1/28		88.9	88.5	89.2
J S Held LLC	(x)	Insurance	SF+550	1.0%	6/1/28		6.9	6.9	6.9
J S Held LLC	(x)	Insurance	SF+550	1.0%	6/1/28		14.7	14.7	14.8
Karman Space Inc	(v)	Capital Goods	SF+625	2.0%	12/21/25		94.2	93.1	94.2
Karman Space Inc	(v)	Capital Goods	SF+625	2.0%	12/21/25		7.3	7.2	7.3
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF+540 PIK (SF+540 Max PIK)	1.0%	11/6/28		201.6	197.5	201.6
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF+815 PIK (SF+815 Max PIK)	1.0%	11/6/28		89.8	88.2	87.7
Kellermeyer Bergensons Services LLC	(ad)(x)	Commercial & Professional Services	SF+540 PIK (SF+540 Max PIK)	1.0%	11/6/28		5.5	5.5	5.5
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+670, 0.0% PIK (2.4% Max PIK)	0.0%	3/20/30		€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+670, 0.0% PIK (2.4% Max PIK)	0.0%	3/20/30		0.5	0.6	0.5
Lakeview Farms Inc	(k)(m)(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		$67.1	66.1	67.1
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		2.8	2.7	2.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		4.0	4.0	4.0
Lazer Logistics Inc	(f)(v)	Transportation	SF+500	0.8%	5/6/30		24.1	24.0	24.3
Lazer Logistics Inc	(x)	Transportation	SF+500	0.8%	5/4/29		1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF+500	0.8%	5/6/30		5.7	5.7	5.7
Legends Hospitality LLC	(v)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30		1.4	1.4	1.4
Legends Hospitality LLC	(f)(k)(t)	Consumer Services	SF+275, 2.8% PIK (2.8% Max PIK)	0.8%	8/22/31		118.0	116.9	117.7
Legends Hospitality LLC	(x)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30		12.4	12.4	12.4
Legends Hospitality LLC	(x)	Consumer Services	SF+275, 2.8% PIK (2.8% Max PIK)	0.8%	8/22/31		6.9	6.9	6.9
Lexitas Inc	(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29		1.3	1.3	1.3
Lexitas Inc	(i)(k)(m)(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29		117.2	115.0	118.3
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29		7.1	7.1	7.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	$28.6	$28.6	$28.9
Lionbridge Technologies Inc	(f)(i)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	96.3	95.2	96.3
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	99.3	98.4	98.2
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA+525, 0.0% PIK (3.0% Max PIK)	0.0%	12/4/28	£13.7	17.9	17.2
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA+525, 0.0% PIK (3.0% Max PIK)	0.0%	12/4/28	1.4	2.1	2.1
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA+525, 0.0% PIK (2.6% Max PIK)	0.0%	12/4/28	10.0	12.7	12.7
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+600	0.8%	11/21/29	$4.5	4.5	4.5
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	23.2	23.0	23.5
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+600	0.8%	11/21/29	8.9	8.9	8.9
MAI Capital Management LLC	(v)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	2.1	2.1	2.1
MAI Capital Management LLC	(v)	Financial Services	SF+475	0.8%	8/29/31	0.3	0.3	0.3
MAI Capital Management LLC	(x)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	4.6	4.6	4.6
MAI Capital Management LLC	(x)	Financial Services	SF+475	0.8%	8/29/31	2.2	2.2	2.2
MB2 Dental Solutions LLC	(k)(t)(v)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	139.6	138.6	140.9
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	38.5	38.5	38.8
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	10.7	10.7	10.7
Medallia Inc	(m)(v)	Software & Services	SF+250, 4.0% PIK (4.0% Max PIK)	0.8%	10/29/28	226.0	224.5	220.9
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+500	1.0%	9/15/27	118.7	118.5	120.3
Med-Metrix	(x)	Software & Services	SF+500	1.0%	9/15/27	7.8	7.8	7.8
Mercer Advisors Inc	(f)(v)	Financial Services	SF+475	0.8%	10/4/30	17.0	17.0	17.1
Mercer Advisors Inc	(x)	Financial Services	SF+475	0.8%	10/4/30	25.8	25.8	25.9
Misys Ltd	(v)(w)	Software & Services	SF+725	1.0%	9/13/29	1.0	1.0	1.0
Misys Ltd	(w)(x)	Software & Services	SF+725	1.0%	9/13/29	0.6	0.6	0.6
Model N Inc	(v)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	29.8	29.6	29.8
Model N Inc	(x)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31	6.1	6.1	6.1
Model N Inc	(x)	Software & Services	SF+500	0.8%	6/27/31	3.2	3.2	3.2
NBG Home	(v)(y)	Consumer Durables & Apparel			3/30/25	10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	3/31/25	32.7	30.7	5.4
NCI Inc	(ad)(v)	Software & Services	SF+750, 0.0% PIK (7.5% Max PIK)	1.0%	8/15/28	32.1	32.3	32.1
Net Documents	(v)	Software & Services	SF+475	1.0%	7/2/29	1.8	1.8	1.8
Net Documents	(v)	Software & Services	SF+475	1.0%	7/2/29	32.9	32.8	33.3
Net Documents	(x)	Software & Services	SF+475	1.0%	7/2/29	2.6	2.6	2.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Netsmart Technologies Inc	(v)	Health Care Equipment & Services	SF+250, 2.7% PIK (2.7% Max PIK)	0.8%	8/25/31		$46.8	$46.6	$46.8
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF+250, 2.7% PIK (2.7% Max PIK)	0.8%	8/25/31		6.2	6.2	6.2
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF+475	0.8%	8/25/31		6.3	6.3	6.3
New Era Technology Inc	(i)(k)	Software & Services	SF+625	1.0%	10/31/26		24.9	24.4	24.4
New Era Technology Inc	(v)	Software & Services	SF+625	1.0%	10/31/26		4.7	4.7	4.6
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR+590	0.0%	6/10/31	SEK	487.4	44.9	43.5
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E+575	0.0%	6/10/31		€30.6	31.9	31.2
Nordic Climate Group Holding AB	(w)(x)	Commercial & Professional Services	SR+590	0.0%	6/10/31	SEK	53.5	5.2	4.8
NovaTaste Austria GmbH	(v)(w)	Food, Beverage & Tobacco	E+550	0.0%	4/5/30		€3.7	3.9	3.7
NovaTaste Austria GmbH	(w)(x)	Food, Beverage & Tobacco	E+550	0.0%	4/5/30		1.0	1.1	1.1
OEConnection LLC	(v)	Software & Services	SF+500	0.8%	4/22/31		$9.0	9.0	8.9
OEConnection LLC	(x)	Software & Services	SF+500	0.8%	4/22/31		10.3	10.3	10.2
OEConnection LLC	(x)	Software & Services	SF+500	0.8%	4/22/31		6.4	6.4	6.3
OEConnection LLC	(x)	Software & Services	SF+500, 0.0% PIK (1.3% Max PIK)	0.8%	4/22/31		6.3	6.3	6.2
One Call Care Management Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	4/22/27		4.8	4.7	4.7
Oxford Global Resources LLC	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27		92.9	92.4	92.9
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27		8.4	8.4	8.6
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/21/26		2.9	2.8	2.9
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/23/28		72.0	71.4	72.0
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/21/26		1.4	1.4	1.4
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/23/28		16.9	16.9	16.9
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	SF+575	1.0%	7/12/27		93.2	92.6	93.2
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+500 PIK (SF+500 Max PIK)	1.0%	8/21/29		202.4	202.4	208.5
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+1,100 PIK (SF+1,100 Max PIK)	0.3%	8/21/29		192.0	192.0	195.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+250 PIK (SF+250 Max PIK)	1.0%	8/21/29		0.3	0.2	0.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+500 PIK (SF+500 Max PIK)	1.0%	8/21/29		3.6	3.6	3.8
PSC Group	(v)	Transportation	SF+525	0.8%	4/3/30		1.7	1.7	1.7
PSC Group	(v)	Transportation	SF+525	0.8%	4/3/31		15.9	15.8	16.0
PSC Group	(x)	Transportation	SF+525	0.8%	4/3/30		0.7	0.7	0.7
PSC Group	(x)	Transportation	SF+525	0.8%	4/3/31		3.3	3.3	3.3
PSKW LLC (dba ConnectiveRx)	(k)(t)(v)	Health Care Equipment & Services	SF+550	1.0%	3/9/28		102.3	102.3	102.3
Radwell International LLC	(v)	Capital Goods	SF+550	0.8%	4/1/28		1.4	1.4	1.4
Radwell International LLC	(i)(k)(m)	Capital Goods	SF+550	0.8%	4/1/29		66.7	66.7	66.7
Radwell International LLC	(x)	Capital Goods	SF+550	0.8%	4/1/28		5.5	5.5	5.5
Radwell International LLC	(x)	Capital Goods	SF+550	0.8%	4/1/29		61.6	61.6	61.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF+625	0.0%	2/28/26	$44.6	$43.5	$43.7
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF+625, 0.0% PIK (8.3% Max PIK)	0.0%	2/28/26	49.9	42.2	15.8
Reliant Rehab Hospital Cincinnati LLC	(x)	Health Care Equipment & Services	SF+625	0.0%	2/28/26	2.1	2.1	2.0
Revere Superior Holdings Inc	(m)(v)	Software & Services	SF+500	1.0%	10/1/29	42.2	41.6	42.1
Revere Superior Holdings Inc	(x)	Software & Services	SF+500	1.0%	10/1/29	3.8	3.8	3.8
Rialto Capital Management LLC	(v)	Financial Services	SF+500	0.8%	12/5/30	14.3	14.2	14.2
Rialto Capital Management LLC	(x)	Financial Services	SF+500	0.8%	12/5/30	0.5	0.5	0.5
Rockefeller Capital Management LP	(v)	Financial Services	SF+475	0.5%	4/4/31	23.8	23.6	24.0
Rockefeller Capital Management LP	(x)	Financial Services	SF+475	0.5%	4/4/31	6.9	6.9	6.9
RSC Insurance Brokerage Inc	(i)(k)(v)	Insurance	SF+475	0.8%	11/1/29	187.9	184.1	189.5
RSC Insurance Brokerage Inc	(x)	Insurance	SF+475	0.8%	11/1/29	14.9	14.9	15.0
RSC Insurance Brokerage Inc	(x)	Insurance	SF+475	0.8%	11/1/29	9.7	9.6	9.7
Safe-Guard Products International LLC	(f)(t)(v)	Financial Services	SF+475	0.8%	4/3/30	42.2	41.9	42.5
Safe-Guard Products International LLC	(x)	Financial Services	SF+475	0.8%	4/3/30	8.8	8.8	8.8
SAMBA Safety Inc	(m)	Software & Services	SF+525	1.0%	9/1/27	5.5	5.5	5.5
SAMBA Safety Inc	(v)	Software & Services	SF+525	1.0%	9/1/27	0.5	0.5	0.5
SAMBA Safety Inc	(x)	Software & Services	SF+525	1.0%	9/1/27	1.4	1.4	1.4
Service Express Inc	(v)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	31.3	31.2	31.2
Service Express Inc	(v)	Commercial & Professional Services	SF+475	0.5%	8/15/31	0.6	0.6	0.6
Service Express Inc	(x)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	7.5	7.5	7.4
Service Express Inc	(x)	Commercial & Professional Services	SF+475	0.5%	8/15/31	3.6	3.6	3.6
Shaw Development LLC	(v)	Capital Goods	SF+600	0.5%	10/30/29	28.5	28.3	27.9
Shaw Development LLC	(x)	Capital Goods	SF+600	0.5%	10/30/29	3.4	3.4	3.3
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF+550	1.0%	12/22/27	15.9	15.9	16.1
Source Code LLC	(v)	Software & Services	SF+650	1.0%	6/30/27	3.6	3.6	3.6
Source Code LLC	(k)(t)	Software & Services	SF+650	1.0%	7/30/27	49.5	49.0	49.5
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27	64.2	62.9	64.2
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27	9.1	9.1	9.1
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27	7.9	7.9	7.9
Spotless Brands LLC	(v)	Consumer Services	SF+575	1.0%	7/25/28	30.8	30.4	31.0
Spotless Brands LLC	(v)	Consumer Services	SF+550	1.0%	7/25/28	19.6	19.6	19.6
Spotless Brands LLC	(x)	Consumer Services	SF+550	1.0%	7/25/28	16.3	16.3	16.3
STV Group Inc	(v)	Capital Goods	SF+500	0.8%	3/20/30	1.2	1.2	1.2
STV Group Inc	(f)	Capital Goods	SF+500	0.8%	3/20/31	9.9	9.8	10.0
STV Group Inc	(x)	Capital Goods	SF+500	0.8%	3/20/30	7.1	7.1	7.1
STV Group Inc	(x)	Capital Goods	SF+500	0.8%	3/20/31	11.9	11.9	11.9
Summit Interconnect Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28	134.3	133.6	122.4
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575	1.0%	6/30/27	15.6	15.1	15.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575 PIK (SF+575 Max PIK)	1.0%	6/30/27	$30.3	$30.3	$30.3
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	SF+575	1.0%	6/30/27	5.7	5.7	5.7
Tangoe LLC	(m)(s)(v)	Software & Services	SF+499, 1.7% PIK (1.7% Max PIK)	1.0%	6/30/26	168.8	163.4	155.6
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services	12.5% PIK (12.5% Max PIK)		6/30/26	16.7	8.9	—
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components			4/4/25	£43.5	40.1	4.0
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	9/30/25	$91.5	92.7	90.8
Time Manufacturing Co	(v)	Capital Goods	SF+450, 2.0% PIK (2.0% Max PIK)	0.8%	12/1/27	45.3	44.7	41.2
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27	4.8	4.8	4.4
Time Manufacturing Co	(v)	Capital Goods	E+450, 2.0% PIK (2.0% Max PIK)	0.8%	12/1/27	£13.7	14.4	12.9
Time Manufacturing Co	(x)	Capital Goods	SF+650	0.8%	12/1/27	$19.0	19.0	17.3
Trescal SA	(v)(w)	Commercial & Professional Services	E+550	0.0%	4/29/30	£4.6	5.0	4.8
Trescal SA	(v)(w)	Commercial & Professional Services	E+500	0.0%	4/29/30	4.2	4.0	4.3
Trescal SA	(w)(x)	Commercial & Professional Services	E+500	0.0%	4/29/30	6.1	7.5	7.4
Turnpoint Services Inc	(v)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	12.9	12.8	12.8
Turnpoint Services Inc	(x)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/30	1.6	1.6	1.6
Turnpoint Services Inc	(x)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	2.5	2.5	2.5
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF+375	0.5%	8/3/29	1.7	1.7	1.7
USIC Holdings Inc	(f)(k)(t)(v)	Commercial & Professional Services	SF+550	0.8%	9/10/31	119.7	119.1	120.3
USIC Holdings Inc	(v)	Commercial & Professional Services	SF+525	0.8%	9/10/31	3.5	3.5	3.5
USIC Holdings Inc	(x)	Commercial & Professional Services	SF+550	0.8%	9/10/31	6.6	6.6	6.6
USIC Holdings Inc	(x)	Commercial & Professional Services	SF+525	0.8%	9/10/31	11.7	11.7	11.7
Veriforce LLC	(f)(k)(t)(w)	Software & Services	SF+500	0.8%	11/21/31	37.1	36.9	36.9
Veriforce LLC	(v)(w)	Software & Services	SA+500	0.8%	11/21/31	£13.6	17	16.9
Veriforce LLC	(w)(x)	Software & Services	SF+500	0.8%	11/21/31	$4.7	4.7	4.7
Veriforce LLC	(w)(x)	Software & Services	SF+500	0.8%	11/21/31	3.7	3.7	3.7
Version1 Software Ltd	(v)(w)	Software & Services	E+515, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	€2.0	2.2	2.1
Version1 Software Ltd	(w)(x)	Software & Services	E+515, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	11.7	12.6	12.3
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	$67.9	67.4	67.9
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+600	0.8%	8/31/29	8.4	8.4	8.4
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	6.7	6.7	6.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+525	0.8%	8/31/29	34.3	34.1	34.3
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)(i)(k)(m)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26	112.4	109.8	109.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Wealth Enhancement Group LLC	(v)	Financial Services	SF+500	1.0%	10/4/28	$—	$0.0	$0.0
Wealth Enhancement Group LLC	(v)	Financial Services	SF+500	1.0%	10/4/28	1.0	1.0	1.0
Wealth Enhancement Group LLC	(x)	Financial Services	SF+500	1.0%	10/4/28	2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF+500	1.0%	10/4/28	0.4	0.4	0.4
Wealth Enhancement Group LLC	(x)	Financial Services	SF+500	1.0%	10/4/28	20.0	20.0	19.9
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods	0.1% 5.9% PIK (5.9% Max PIK)		12/29/28	€53.8	57.7	54.1
Woolpert Inc	(v)	Capital Goods	SF+500	1.0%	4/5/29	$0.6	0.6	0.6
Woolpert Inc	(f)(k)(t)(v)	Capital Goods	SF+500	1.0%	4/5/30	72.6	72.6	73.5
Woolpert Inc	(x)	Capital Goods	SF+500	1.0%	4/5/29	17.9	17.9	17.9
Woolpert Inc	(x)	Capital Goods	SF+500	1.0%	4/5/30	31.2	31.2	31.6
Worldwise Inc	(ad)(v)	Household & Personal Products	SF+400 PIK (SF+400 Max PIK)	2.0%	3/29/30	19.1	19.1	19.1
Worldwise Inc	(ad)(x)	Household & Personal Products	SF+500 PIK (SF+500 Max PIK)	2.0%	3/29/32	1.7	1.7	1.7
Zellis Holdings Ltd	(w)(x)	Software & Services	SA+550, 0.0% PIK (5.5% Max PIK)	0.0%	8/13/31	£6.3	8.0	7.9
Zendesk Inc	(m)(v)	Software & Services	SF+500	0.8%	11/22/28	$59.5	59.0	60.0
Zendesk Inc	(x)	Software & Services	SF+500	0.8%	11/22/28	14.5	14.4	14.7
Zendesk Inc	(x)	Software & Services	SF+500	0.8%	11/22/28	6.0	6.0	6.0
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (2.8% Max PIK)	0.8%	2/28/31	82.7	82.1	83.5
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	5.4	5.4	5.5
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/28/30	11.6	11.6	11.6
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	10.0	10.0	10.2
Total Senior Secured Loans—First Lien							9,245.0	9,044.8
Unfunded Loan Commitments							(1,249.9)	(1,249.9)
Net Senior Secured Loans—First Lien							7,995.1	7,794.9

Senior Secured Loans—Second Lien—10.5%
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+900, 0.0% PIK (9.0% Max PIK)	1.0%	12/31/28	7.0	6.8	7.0
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.7	34.4
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	175.0	168.2	168.5
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	129.8	125.4	124.1
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650, 0.0% PIK (6.5% Max PIK)	1.0%	7/11/27	7.1	7.1	7.1
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650, 0.0% PIK (6.5% Max PIK)	1.0%	7/19/27	7.4	7.4	7.4
Solera LLC	(v)	Software & Services	SF+900	1.0%	6/4/29	335.9	323.8	335.9
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services			3/12/34	8.3	4.5	4.8
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services			3/12/36	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/30	€3.8	4.1	3.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/30	$2.3	$3.0	$2.9
Total Senior Secured Loans—Second Lien							693.0	695.8
Unfunded Loan Commitments							(3.0)	(3.0)
Net Senior Secured Loans—Second Lien							690.0	692.8

Other Senior Secured Debt—1.9%
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	76.5	76.1	76.6
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	30.2	29.0	25.1
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	0.7	0.6	0.7
Warren Resources Inc	(v)	Energy	4.0%		12/1/26	24.3	24.3	21.0
Total Other Senior Secured Debt							130.0	123.4

Subordinated Debt—3.5%
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	7.4	7.4	7.3
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	15.3	15.0	15.0
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	43.0	21.4	32.9
Colosseum Dental Group	(v)(w)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		4/23/29	€11.6	12.1	11.7
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		7/1/29	$0.1	0.1	0.1
Miami Beach Medical Group LLC	(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	2/18/25	18.3	18.3	11.5
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	12.1	8.9	11.9
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	47.2	32.0	42.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.4	62.8
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	38.0	37.5	37.5
Total Subordinated Debt							214.1	232.7

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—31.7%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				8,516,891	$14.0	$—
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29	$62.5	61.0	54.5
Abacus JV, ABF Equity	(ad)(v)(w)(y)	Insurance				35,754,604	35.1	24.6
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services				1,339,253	1.5	0.9
Altavair AirFinance, ABF Equity	(ac)(v)(w)	Capital Goods				121,521,801	122.5	128.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF+1,000	0.0%	1/12/30		$6.1	$6.1	$6.1
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF+1,000	0.0%	1/12/30		$3.7	3.7	3.7
Australis Maritime II, ABF Equity	(ad)(v)(w)	Transportation				19,724,089		19.7	19.8
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation				11,611,124		11.6	11.3
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services	5.0%, 9.5% PIK (9.5% Max PIK)		4/30/30		$16.9	16.9	16.9
Avenue One PropCo, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				10,339,283		10.3	10.2
Avenue One PropCo, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.0% PIK (7.0% Max PIK)		3/15/34		$32.3	32.3	32.3
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services				720,108,628		74.9	60.4
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR+925	0.0%	1/27/34	SEK	15.0	1.3	1.3
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	22.0%		11/8/27		$8.8	8.8	8.6
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$60.0	60.0	60.0
Bausch Health Cos Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$60.0	60.0	60.0
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components				54,407		—	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF+900	1.0%	11/3/25		$88.4	86.2	88.4
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF+900	1.0%	11/3/25		$12.0	12.0	12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF+900	1.0%	11/3/25		$36.1	36.1	36.1
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)				20,061,940		22.1	32.9
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28		$40.1	39.6	40.1
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$3.5	3.5	3.5
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	2.3	1.6	1.6
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€2.2	2.1	2.2
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$8.6	8.6	8.6
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	1.7	1.4	1.4
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€1.8	2.1	2.1
Curia Global Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29		$62.0	62.0	62.0
Curia Global Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29		$21.3	21.3	21.3
Discover Financial Services, ABF Equity	(ad)(v)(w)(y)	Financial Services				20,909,405		20.9	21.7
Discover Financial Services, Subordinated Loan	(ad)(v)(w)	Financial Services	15.0%		9/6/34		$38.8	38.8	38.8
Discover Financial Services, Subordinated Loan	(ad)(w)(x)	Financial Services	15.0%		9/6/34		$0.1	0.1	0.1
Drive Revel, ABF Equity	(v)(w)	Financial Services				7,488,885		8.1	9.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services				425,557,318	$242.9	$175.1
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services				1,222,206	1.4	2.5
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services				5,810,719	5.8	5.6
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services				53,899,361	53.9	57.2
Global Lending Services LLC, ABF Equity	(v)(w)(y)	Financial Services				84,797	0.1	0.1
Global Lending Services LLC, Bond	(v)(w)	Financial Services	12.5% PIK (12.5% Max PIK)		12/31/32	$0.3	0.3	0.3
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services				10,662,084	10.7	14.9
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)(y)	Financial Services				20,592,578	20.6	22.3
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$33.5	33.5	33.5
GreenSky Holdings LLC, Term Loan	(ac)(x)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$3.0	3.0	3.0
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			$85.4	85.4	85.4
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods				137,454,388	137.5	146.7
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26	$39.1	39.1	15.8
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment				35,894	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services				4,899,123	4.9	4.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods				2,899,042	2.6	7.2
Lennar Corp, ABF Equity	(v)(w)	Consumer Durables & Apparel				15,896,685	15.9	16.4
Lennar Corp, Term Loan	(v)(w)	Consumer Durables & Apparel	10.8%, 0.0% PIK (10.8% Max PIK)		8/30/29	$13.7	13.7	13.7
Lennar Corp, Term Loan	(w)(x)	Consumer Durables & Apparel	10.8%, 0.0% PIK (10.8% Max PIK)		8/30/29	$1.0	1.0	1.0
My Community Homes PropCo 2, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				20,284,091	20.3	15.6
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5% PIK (7.5% Max PIK)		3/15/34	$64.4	64.4	64.4
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services			1/25/27	$8.3	0.4	1.9
Norway_France, ABF Equity	(v)(w)	Financial Services				10,696,355	11.9	11.1
Optio Invest, ABF Equity	(v)(w)	Financial Services				3,672,725	4.7	5.7
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services				70,197,743	76.2	78.1
Powin Energy Corp/NV, Revolver	(v)	Capital Goods	13.5%, 0.0% PIK (13.5% Max PIK)		9/30/27	$12.6	12.6	12.6
Powin Energy Corp/NV, Revolver	(x)	Capital Goods	13.5%, 0.0% PIK (13.5% Max PIK)		9/30/27	$17.4	17.4	17.4
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				210,667	—	—
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				823,011	—	—
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				823,011	—	—
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				210,667	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Prime ST LLC, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	$8.9	$—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$62.4	61.0	27.6
Residential Opportunities I LLC, ABF Equity	(v)	Real Estate Management & Development				39	—	0.1
Roemanu LLC (FKA Toorak Capital Partners LLC), ABF Equity	(ad)(v)	Financial Services				220,778,388	236.5	238.9
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.4	2.9
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development			10/25/53	5,199,630	8.5	7.5
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)	Financial Services				23,500,000	23.5	23.4
SunPower Financial, ABF Equity	(v)(w)(y)	Financial Services				3,690,938	3.7	4.6
Synovus Financial Corp, ABF Equity	(v)(w)	Banks				4,253,710	4.3	4.6
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£34.2	42.7	42.8
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£9.2	11.8	11.8
TDC LLP, ABF Equity	(ad)(v)(w)(y)	Financial Services				1,576,060	2.0	1.9
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services	8.0%			£29.3	37.3	36.8
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(v)(w)	Materials	SF+475	1.0%	1/18/28	$58.5	58.5	58.9
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(w)(x)	Materials	SF+475	1.0%	1/18/28	$58.5	58.5	58.8
Vehicle Secured Funding Trust, ABF Equity	(v)(w)(y)	Financial Services				21,111,425	21.1	23.1
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services	15.0% PIK (15.0% Max PIK)		1/25/46	$63.3	63.3	63.3
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$26.2	26.2	26.4
Weber-Stephen Products LLC, Revolver	(w)(x)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$57.1	57.1	57.5
Total Asset Based Finance							2,514.2	2,384.0
Unfunded Asset Based Finance Commitments							(282.3)	(282.3)
Net Asset Based Finance							2,231.9	2,101.7

Credit Opportunities Partners JV, LLC—20.6%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC				$1,637.3	1,571.7	1,363.3
Total Credit Opportunities Partners JV, LLC							1,571.7	1,363.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.8%(e)
48Forty Solutions LLC, Common Stock	(ac)(f)(k)(t)(v)(y)	Commercial & Professional Services				25,122	$—	$—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			72,920	$67.9	$73.1
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	2.0
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			17,560	17.2	14.1
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF+950 PIK (SF+950 Max PIK)	1.0%	4/30/31	24,310	20.7	22.2
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(p)(y)	Energy				10,193	9.6	2.9
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(p)(y)	Energy				866,071	17.7	24.5
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			364,715	348.7	361.3
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	—
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				6,516	9.9	—
Belk Inc, Common Stock	(ad)(v)(y)	Consumer Discretionary Distribution & Retail				1,050,031	17.6	27.1
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	—	18.4
Bowery Farming Inc, Common Stock	(v)(y)	Food, Beverage & Tobacco				1,058,391	10.0	—
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco				147,815,378	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	161,828	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	1,918,831	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	14.9
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	4.3
Constellis Holdings LLC, Preferred Stock	(ac)(v)(y)	Capital Goods			12/31/28	69,653	3.2	3.4
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
Cubic Corp, Preferred Stock	(v)(y)(z)	Software & Services	11.0% PIK (11.0% Max PIK)			62,289	55.5	42.0
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel				228,806	35.4	49.2
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel	15.9% PIK (15.9% Max PIK)			3,240	4.9	7.2
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel				7,701,195	2.5	1.9
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services				250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services				1,000	8.2	5.0
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services				745	—	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	0.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	0.7
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)(z)	Materials	0.0% PIK (12.5% Max PIK)		2/15/28	15,279	$214.5	$152.3
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services				26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services				26,230,661	48.3	15.1
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,944,319	7.9	4.2
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	7.1
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	61.2	37.4
Med-Metrix, Common Stock	(h)	Software & Services				29,403	1.5	4.2
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,225 PIK (L+1,225 Max PIK)	0.0%		89,639	85.6	86.8
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	0.0	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	33.1
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services				34,872	2.1	1.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services				371,992	22.8	20.7
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/2029	12,174	10.4	12.2
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	4.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment				434,250	18.1	67.2
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment				140	—	—
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	3.1	2.2
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel				4,563	8.3	6.1
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				4,600,940	4.6	10.1
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.1
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.5
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.0	15.1
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				454,343,603	4.8	7.8
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	2.2
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods				11,630	8.0	10.9
Worldwise Inc, Common Stock	(ad)(v)(y)	Household & Personal Products				9,765	0.6	0.7
Total Equity/Other							1,211.1	1,181.5
TOTAL INVESTMENTS—203.7%							$14,044.0	13,490.4
LIABILITIES IN EXCESS OF OTHER ASSETS—(103.7%)								(6,868.2)
NET ASSETS—100%								$6,622.2
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
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2024, the three-month London Interbank Offered Rate, or LIBOR or “L”, was 4.85%, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.71%, Canadian Dollar Offer Rate, or CDOR or “C”, was 4.97%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.47%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 2.54%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.62%, and the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.31%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(h)Security held within CCT Holdings II LLC, a wholly-owned subsidiary of the Company.
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

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC(4)	$—	$184.4	$(10.7)	$(0.1)	$(25.1)	$148.5	$16.0	$4.4	$—	$—
48Forty Solutions LLC(4)	—	8.8	(4.2)	—	(1.6)	3.0	1.0	—	—	—
Affordable Care Inc	35.6	6.6	(7.4)	—	0.4	35.2	4.2	—	—	—
Affordable Care Inc	7.3	14.9	(0.1)	—	0.1	22.2	1.8	—	0.1	—
Belk Inc	13.2	—	(16.7)	(18.9)	22.4	—	(0.9)	—	—	—
Belk Inc	20.0	—	(21.9)	0.1	1.8	—	1.9	—	—	—
Belk Inc	—	30.0	(0.6)	—	0.1	29.5	2.0	—	0.9	—
Constellis Holdings LLC	15.1	0.2	(15.1)	0.3	(0.5)	—	1.6	—	0.1	—
Galaxy Universal LLC	86.4	—	(0.8)	—	0.7	86.3	10.2	—	—	—
Galaxy Universal LLC	18.1	—	—	—	0.4	18.5	2.0	—	—	—
One Call Care Management Inc	4.2	—	—	—	0.5	4.7	0.6	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—Second Lien
Belk Inc	$—	$—	$(0.7)	$(3.5)	$4.2	$—	$—	$—	$—	$—
Constellis Holdings LLC	9.0	0.3	(9.9)	(3.5)	4.1	—	1.7	—	—	—
Constellis Holdings LLC	—	6.8	—	—	0.2	7.0	0.1	—	—	—
Other Senior Secured Debt
One Call Care Management Inc	20.6	2.7	—	—	1.8	25.1	—	2.4	—	—
Asset Based Finance
Accelerator Investments Aggregator LP, Private Equity4)	2.5	—	(1.6)	(0.1)	0.1	0.9	—	—	—	—
Altavair AirFinance, Private Equity	133.9	—	(7.4)	—	1.7	128.2	—	—	—	15.5
GreenSky Holdings LLC, ABF Equity	—	10.7	—	—	4.2	14.9	—	—	—	—
GreenSky Holdings LLC, ABF Equity	—	20.6	—	—	1.7	22.3	—	—	—	—
GreenSky Holdings LLC, Term Loan	—	33.5	—	—	—	33.5	—	2.4	—	—
Home Partners JV 2, Structured Mezzanine	11.4	1.4	(12.8)	—	—	—	—	1.0	—	—
Home Partners JV 2, ABF Equity	0.2	—	(0.2)	—	—	—	—	—	—	—
Home Partners JV 2, ABF Equity	4.2	—	(4.1)	(0.3)	0.2	—	—	—	—	—
Equity/Other
48Forty Solutions LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Affordable Care Inc, Preferred Stock	50.0	19.8	—	—	3.3	73.1	—	6.4	—	—
athenahealth Inc, Preferred Stock	252.6	86.5	—	—	22.2	361.3	—	31.9	—	—
Belk Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
Belk Inc, Common Stock	—	17.6	—	—	9.5	27.1	—	—	—	—
Borden (New Dairy Opco), Common Stock(4)	11.2	—	(4.9)	—	(6.3)	—	—	—	—	—
Constellis Holdings LLC, Private Equity	—	—	—	—	—	—	—	—	—	—
Constellis Holdings LLC, Preferred Equity	—	3.2	—	—	0.2	3.4	—	—	—	—
Fronton BV, Common Stock	1.8	—	(1.7)	1.7	(1.8)	—	—	—	—	—
Galaxy Universal LLC, Common Stock	0.5	—	—	—	48.7	49.2	—	—	—	—
Galaxy Universal LLC, Trade Claim	1.0	—	—	—	0.9	1.9	—	—	—	—
Galaxy Universal LLC, Preferred Stock	5.5	0.9	—	—	0.8	7.2	—	0.5	—	—
One Call Care Management Inc, Preferred Stock A	18.5	—	—	—	2.2	20.7	—	—	—	—
One Call Care Management Inc, Common Stock	1.9	—	—	—	—	1.9	—	—	—	—
One Call Care Management Inc, Preferred Stock B	7.7	2.4	—	—	2.1	12.2	—	0.6	—	—
Proserv Acquisition LLC, Class A Common Units	3.5	—	(7.3)	(26.2)	30.0	—	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	9.5	—	(2.3)	—	(5.0)	2.2	—	—	—	—
ThermaSys Corp, Common Stock	—	—	—	(10.2)	10.2	—	—	—	—	—
Total	$745.4	$451.3	$(130.4)	$(60.7)	$134.4	$1,140.0	$42.2	$49.6	$1.1	$15.5
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

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
ATX Networks Corp	$65.1	$36.3	$(101.4)	$—	$—	$—	$1.8	$5.8	$—	$—
ATX Networks Corp	—	36.4	—	—	0.6	37.0	—	0.8	—	—
ATX Networks Corp	—	15.3	—	—	—	15.3	—	1.0	—	—
ATX Networks Corp	—	50.6	—	—	—	50.6	—	4.0	—	—
Gracent LLC	24.5	4.8	—	—	0.3	29.6	—	4.8	—	—
H.M. Dunn Co., Inc., L+875	35.8	—	(1.0)	—	—	34.8	4.1	—	—	—
H.M. Dunn Co., 15%	1.0	2.4	—	—	—	3.4	0.2	—	—	—
Kellermeyer Bergensons Services LLC	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC	—	198.9	(1.4)	—	4.1	201.6	—	17.2	—	—
Kellermeyer Bergensons Services LLC	—	88.2	—	—	(0.5)	87.7	—	9.3	—	—
NCI Inc	32.2	1.0	(1.1)	—	—	32.1	2.1	2.1	—	—
Production Resource Group LLC	168.6	30.0	(0.7)	—	(2.0)	195.9	13.4	20.9	5.3	—
Production Resource Group LLC	0.1	0.1	—	—	0.1	0.3	—	—	—	—
Production Resource Group LLC	63.6	6.8	(1.6)	—	(1.1)	67.7	5.0	4.3	—	—
Production Resource Group LLC	34.8	3.0	(0.8)	—	0.2	37.2	3.0	2.4	—	—
Production Resource Group LLC	—	105.3	(1.0)	—	3.1	107.4	3.0	5.6	4.0	—
Warren Resources Inc	18.8	—	(19.0)	0.5	(0.3)	—	1.0	0.1	—	—
Wittur Holding GmbH	—	57.7	—	—	(3.6)	54.1	0.1	2.6	—	—
Worldwise Inc	—	19.1	—	—	—	19.1	0.1	—	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	6.5	0.6	—	—	—	7.1	0.2	0.6	—	—
Quoizel, LLC	6.8	0.6	—	—	—	7.4	0.3	0.6	—	—
Other Senior Secured Debt
JW Aluminum Co	77.1	0.2	—	—	(0.7)	76.6	8.1	—	—	—
Subordinated Debt
ATX Networks Corp	32.9	1.9	—	—	(1.9)	32.9	—	0.7	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	$52.7	$2.0	$—	$—	$(0.2)	$54.5	$5.1	$1.8	$—	$—
801 5th Ave, Seattle, ABF Equity	—	—	—	—	—	—	—	—	—	—
Abacus JV, ABF Equity	48.5	—	(11.3)	0.3	(12.9)	24.6	—	—	—	—
Australis Maritime, Common Stock	35.8	—	(23.8)	—	(0.7)	11.3	—	—	—	0.3
Australis Maritime II, ABF Equity	12.2	10.4	(1.6)	—	(1.2)	19.8	—	—	—	2.2
Avenue One PropCo, ABF Equity	38.8	—	(37.9)	—	(0.9)	—	—	—	—	—
Avenue One PropCo, ABF Equity	—	10.3	—	—	(0.1)	10.2	—	—	—	—
Avenue One PropCo, Term Loan	—	32.3	—	—	—	32.3	0.1	1.7	—	—
Avida Holding AB, Common Stock	42.9	25.0	—	—	(7.5)	60.4	—	—	—	—
Avida Holding AB, Subordinated Bond	1.5	—	—	—	(0.2)	1.3	0.2	—	—	—
Capital Automotive LP, ABF Equity	32.4	—	(1.1)	—	1.6	32.9	—	—	—	2.9
Capital Automotive LP, Structured Mezzanine	41.5	0.1	(1.4)	—	(0.1)	40.1	4.6	—	—	—
Discover Financial Services, Subordinated Loan	—	38.8	—	—	—	38.8	1.3	—	—	—
Discover Financial Services, ABF Equity	—	20.9	—	—	0.8	21.7	—	—	—	—
Kilter Finance, Preferred Stock	99.7	1.5	(15.8)	0.8	(0.8)	85.4	12.0	—	—	—
Kilter Finance, ABF Equity	0.5	—	—	—	—	0.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	65.6	74.2	—	—	6.9	146.7	—	—	—	6.6
KKR Central Park Leasing Aggregator L.P., Partnership Interest	15.3	—	—	—	0.5	15.8	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	99.9	—	(120.3)	30.7	(10.2)	0.1	—	—	—	0.5
KKR Rocket Loans Aggregator LLC, Partnership Interest	8.3	—	(4.3)	—	0.3	4.3	—	—	—	0.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	11.8	—	(9.0)	0.3	4.1	7.2	—	—	—	2.6
My Community Homes PropCo 2, ABF Equity	78.8	—	(81.1)	—	2.3	—	—	—	—	—
My Community Homes PropCo 2, ABF Equity	—	20.3	—	—	(4.7)	15.6	—	—	—	—
My Community Homes PropCo 2, Term Loan	—	64.4	—	—	—	64.4	0.1	3.7	—	—
Prime St LLC, ABF Equity	—	1.6	—	—	(1.6)	—	—	—	—	—
Prime St LLC, Structured Mezzanine	33.1	3.8	—	—	(9.3)	27.6	3.2	3.5	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), ABF Equity	241.0	—	—	—	(2.1)	238.9	—	—	—	4.8
TDC LLP, Preferred Equity	27.8	22.2	(11.5)	0.3	(2.0)	36.8	1.8	—	—	—
TDC LLP, Preferred Equity	2.0	—	—	—	(0.1)	1.9	—	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,396.9	—	—	—	(33.6)	1,363.3	—	—	—	212.3
Equity/Other
ATX Networks Corp, Common Stock	25.9	—	—	—	(25.9)	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2023	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2024	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
ATX Networks Corp, Class B-1 Common Stock	$2.5	$—	$—	$—	$(2.5)	$—	$—	$—	$—	$—
ATX Networks Corp, Class B-2 Common Stock	0.8	—	—	—	(0.8)	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	—	4.9	(5.3)	0.4	18.4	18.4	—	—	—	—
Gracent LLC, Preferred Stock A	—	—	—	(8.0)	8.0	—	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	3.8	—	—	—	1.2	5.0	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	25.1	—	—	—	(25.0)	0.1	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.5	—	—	—	—	2.5	—	—	—	—
JW Aluminum Co, Preferred Stock	148.7	—	—	—	3.6	152.3	—	—	—	—
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	—	48.3	—	—	(33.2)	15.1	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	19.7	—	—	—	13.4	33.1	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	120.7	—	—	—	(53.5)	67.2	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	10.2	—	—	—	(4.1)	6.1	—	—	—	—
Quorum Health Corp, Trade Claim	0.9	—	—	—	—	0.9	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	7.7	3.7	—	—	(1.3)	10.1	—	—	—	—
Warren Resources Inc, Common Stock	12.3	—	(10.7)	(2.1)	0.5	—	—	—	—	—
Wittur Holding GmbH, Common Stock	—	8.0	—	—	2.9	10.9	—	—	—	—
Worldwise Inc, Common Stock	—	0.6	—	—	0.1	0.7	—	—	—	—
Total	$3,335.7	$1,052.5	$(463.1)	$23.2	$(171.6)	$3,776.7	$70.8	$93.5	$9.3	$232.5
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization
FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC. The Company has concluded that there are no subsequent events that would require adjustment or disclosure in the consolidated financial statements.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts. For the three months ended March 31, 2025 and 2024, the Company recognized $10 and $12, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statements of operations.
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
Note 3. Share Transactions
During the three months ended March 31, 2025 and 2024 there were no transactions with respect to shares of the Company’s common stock.
During the three months ended March 31, 2024, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 784,075 shares of common stock in the open market at an average price per share of $20.67 (totaling $16) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from April 1, 2025 to April 30, 2025, the administrator for the DRP purchased 351,873 shares of common stock in the open market at an average price per share of $21.03 (totaling $7) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
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
The Adviser has agreed to exclude from the calculation of the subordinated incentive fee on income and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the acquired FSKR investments determined in accordance with Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues as a result of the June 16, 2021 merger of FSKR, or the 2021 Merger.
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
The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three months ended March 31, 2025 and 2024:

			Three Months Ended
Related Party			March 31,
	Source Agreement	Description	2025	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$52	$55
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$39	$43
The Adviser	Administration agreement	Administrative Services Expenses(3)	$3	$3
________________
(1)During the three months ended March 31, 2025 and 2024, $53 and $56 in base management fees were paid to the Adviser. As of March 31, 2025, $52 in base management fees were payable to the Adviser.
(2)During the three months ended March 31, 2025 and 2024, $35 and $41, respectively, of subordinated incentive fees on income were paid to the Adviser. As of March 31, 2025, subordinated incentive fees on income of $39 were payable to the Adviser.
(3)During the three months ended March 31, 2025 and 2024, $2 and $3, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.4 for the three months ended March 31, 2025. The Company paid $1 and $2, respectively, in administrative services expenses to the Adviser during the three months ended March 31, 2025 and 2024.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to KKR FS Income Trust and KKR FS Income Trust Select, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with FS Investments or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2024.
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
Affiliated Purchaser Program
As previously disclosed, certain affiliates of the owners of the Adviser committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company’s common stock. In August 2023 and March 2024, that investment vehicle entered

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the sale of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.
Note 5. Distributions
The following tables reflect the distributions per share that the Company has declared on its common stock during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
Total Dividends Declared				$0.70

	For the Three Months Ended March 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
Total Dividends Declared				$0.75
On May 5, 2025, the Company’s board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about July 2, 2025 to stockholders of record as of the close of business on June 18, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025		2024
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	196	100%	210	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$196	100%	$210	100%
________________
(1)During the three months ended March 31, 2025 and 2024, 82.5% and 89.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.0% and 2.5%, respectively, was attributable to non-cash accretion of discount and 15.5% and 8.1%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2025, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,759. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of March 31, 2025 and December 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $1,036 and $1,254, respectively. As of March 31, 2025 and December 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $1,533 and $1,762, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $15,345 and $14,760 as of March 31, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,223) and $(1,270) as of March 31, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of March 31, 2025, the Company had a deferred tax liability of $2 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries, a deferred tax asset of $120 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2025, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $118.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	(Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,408	$8,206	58.1%	$7,995	$7,795	57.8%
Senior Secured Loans—Second Lien	692	683	4.8%	690	693	5.1%
Other Senior Secured Debt	68	62	0.4%	130	123	0.9%
Subordinated Debt	207	242	1.7%	214	233	1.7%
Asset Based Finance	2,299	2,170	15.4%	2,232	2,102	15.6%
Credit Opportunities Partners JV, LLC	1,869	1,661	11.8%	1,572	1,363	10.1%
Equity/Other	1,147	1,098	7.8%	1,211	1,181	8.8%
Total	$14,690	$14,122	100.0%	$14,044	$13,490	100.0%
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
As of March 31, 2025, the Company held investments in thirty-two portfolio companies of which it is deemed to “control.” As of March 31, 2025, the Company held investments in eleven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of March 31, 2025 in this quarterly report on Form 10-Q.
As of December 31, 2024, the Company held investments in thirty-one portfolio companies of which it is deemed to “control.” As of December 31, 2024, the Company held investments in eleven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2024 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $1,636.5, unfunded equity/other commitments of $394.8 and unfunded commitments of $577.5 to Credit Opportunities Partners JV, LLC, or COPJV. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $1,534.1, unfunded equity/other commitments of $387.1 and unfunded commitments of $735.2 to COPJV. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2025 and the Company’s audited consolidated schedule of investments as of December 31, 2024.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	(Unaudited)		December 31, 2024
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$4	0.0%
Banks	—	—	5	0.0%
Capital Goods	1,781	12.6%	1,712	12.7%
Commercial & Professional Services	1,766	12.5%	1,733	12.8%
Consumer Discretionary Distribution & Retail	136	1.0%	174	1.3%
Consumer Durables & Apparel	284	2.0%	229	1.7%
Consumer Services	255	1.8%	244	1.8%
Consumer Staples Distribution & Retail	101	0.7%	102	0.8%
Credit Opportunities Partners JV, LLC	1,661	11.8%	1,363	10.1%
Energy	81	0.6%	89	0.7%
Equity Real Estate Investment Trusts (REITs)	238	1.7%	278	2.1%
Financial Services	1,093	7.7%	998	7.4%
Food, Beverage & Tobacco	135	0.9%	113	0.8%
Health Care Equipment & Services	1,652	11.7%	1,667	12.4%
Household & Personal Products	131	0.9%	134	1.0%
Insurance	716	5.1%	735	5.4%
Materials	284	2.0%	334	2.5%
Media & Entertainment	673	4.8%	699	5.2%
Pharmaceuticals, Biotechnology & Life Sciences	322	2.3%	298	2.2%
Real Estate Management & Development	53	0.4%	27	0.2%
Software & Services	2,296	16.2%	2,187	16.2%
Technology Hardware & Equipment	2	0.0%	2	0.0%
Telecommunication Services	67	0.5%	69	0.5%
Transportation	391	2.8%	294	2.2%
Total	$14,122	100.0%	$13,490	100.0%

Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,800 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As of March 31, 2025, the Company and SCRS have funded approximately $2,140.0 to COPJV, of which $1,872.5 was from the Company.
During the three months ended March 31, 2025, the Company sold investments with a cost of $282.3 for proceeds of $289.7 to COPJV and recognized a net realized gain (loss) of $7.4 in connection with the transactions. As of March 31, 2025, $25.8 of these sales to COPJV are included in the Company’s receivable for investments sold in the consolidated statements of assets and liabilities. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. For the three months ended March 31, 2025 and 2024, the Company earned $2.3 and $2.4 of administrative services fees, respectively.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Below is selected balance sheet information for COPJV as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025 (Unaudited)	December 31, 2024
Selected Balance Sheet Information
Total investments, at fair value	$3,791.8	$3,295.5
Cash and other assets	443.5	363.8
Total assets	4,235.3	3,659.3
Debt	2,187.8	1,828.6
Other liabilities	149.2	272.6
Total liabilities	2,337.0	2,101.2
Member’s equity	$1,898.3	$1,558.1
Below is selected statement of operations information for COPJV for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Selected Statement of Operations Information
Total investment income	$82.2	$90.6
Expenses
Interest expense	28.3	32.4
Custodian and accounting fees	0.4	0.4
Administrative services	2.3	2.4
Professional services	0.1	0.1
Other	0.2	0.2
Total expenses	31.3	35.5
Net investment income	50.9	55.1
Net realized and unrealized gain (loss)	1.1	(2.6)
Net increase in net assets resulting from operations	$52.0	$52.5

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated balance sheets held as of March 31, 2025 and December 31, 2024:

Derivative Instrument	Statement Location	March 31, 2025 (Unaudited)	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$0	$3
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(8)	(1)
Total		$(8)	$2

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the three months ended March 31, 2025 and 2024 are in the following locations in the consolidated statements of operations:

		Three Months Ended March 31,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$0	$(0)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(10)	8
Total		$(10)	$8

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$0	$(0)	$—	$—	$—
Total	$0	$(0)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(8)	$0	$—	$—	$(8)
Total	$(8)	$0	$—	$—	$(8)

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$3	$(1)	$—	$—	$2
Total	$3	$(1)	$—	$—	$2
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—
Total	$(1)	$1	$—	$—	$—
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
The average notional balance for foreign currency forward contracts during the three months ended March 31, 2025 and 2024 was $171.0 and $177.0, respectively. See consolidated schedules of investments for the Company’s open foreign currency forward contracts.
Interest Rate Swaps
In connection with the Company’s issuance of $600 aggregate principal amount of its 6.875% Notes due 2029, or the 6.875% Notes, the Company entered into interest rate swap agreements for a total notional amount of $600 that mature on August 15, 2029, to reduce the exposure to changes in fair value associated with the 6.875% Notes. Under an interest rate swap agreement entered into on June 13, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.754% on a notional amount of $200; and under an interest rate swap agreement entered into on June 27, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.788% on a notional amount of $400. The Company designated these interest rate swaps and the 6.875% Notes as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.875% Notes.
In connection with the Company’s issuance of $700 aggregate principal amount of its 6.125% Notes due 2030, or the 6.125% Notes, the Company entered into interest rate swap agreements for a total notional amount of $700 that mature on January 15, 2030, to reduce the exposure to changes in fair value associated with the 6.125% Notes. Under an interest rate swap agreement entered into on November 13, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.1374% on a notional amount of $600; and under an interest rate swap agreement entered into on December 20, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.0614% on a notional amount of $100. The Company designated these interest rate swaps and the 6.125% Notes as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes.
As of March 31, 2025, the counterparty to the Company’s interest rate swap agreements was ING Capital Markets LLC.
As a result of the Company’s designation of the interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instruments and the related hedged items, with the changes

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)
in the fair value of each being recorded in interest expense. The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2025:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap(1)	$200	8/15/2029	$3	$—	Prepaid expenses and other assets
Interest rate swap(1)	$400	8/15/2029	6	—	Prepaid expenses and other assets
Interest rate swap(2)	$600	1/15/2030	18	—	Prepaid expenses and other assets
Interest rate swap(2)	$100	1/15/2030	2	—	Prepaid expenses and other assets
Total			$29	$—
___________
(1)The asset related to the fair value of the interest rate swaps was offset by a $9 increase to the carrying value of the 6.875% Notes.
(2)The asset related to the fair value of the interest rate swaps was offset by a $20 increase to the carrying value of the 6.125% Notes.

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
As of March 31, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2025
Valuation Inputs	(Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$1	$1
Level 2—Significant other observable inputs	17	91
Level 3—Significant unobservable inputs	12,443	12,035
Investments measured at net asset value(1)	1,661	1,363
	$14,122	$13,490
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
In addition, the Company had foreign currency forward contracts and interest rate swaps, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2025 and December 31, 2024.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the three months ended March 31, 2025 and 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2025
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$7,780	$693	$46	$233	$2,102	$1,181	$12,035
Accretion of discount (amortization of premium)	7	1	—	—	1	—	9
Net realized gain (loss)	(13)	—	1	(10)	14	(10)	(18)
Net change in unrealized appreciation (depreciation)	1	(12)	—	16	1	(21)	(15)
Purchases	1,267	—	19	7	380	47	1,720
Paid-in-kind interest	36	1	—	4	6	17	64
Sales and repayments	(873)	—	(20)	(8)	(334)	(117)	(1,352)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,205	$683	$46	$242	$2,170	$1,097	$12,443
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(10)	$(11)	$0	$9	$1	$(44)	$(55)

	For the Three Months Ended March 31, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$8,429	$1,090	$21	$322	$2,077	$1,134	$13,073
Accretion of discount (amortization of premium)	11	3	—	—	1	—	15
Net realized gain (loss)	(105)	(102)	(3)	—	(4)	(30)	(244)
Net change in unrealized appreciation (depreciation)	97	89	1	(8)	19	(10)	188
Purchases	1,323	51	56	10	345	56	1,841
Paid-in-kind interest	10	—	—	10	2	3	25
Sales and repayments	(1,739)	(127)	—	—	(361)	(5)	(2,232)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,026	$1,004	$75	$334	$2,079	$1,148	$12,666
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$44	$(2)	$(1)	$(8)	$22	$(43)	$12

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at March 31, 2025 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$6,929	Discounted Cash Flow	Discount Rate	6.5% - 25.0% (10.6%)	Decrease
	1,407	Waterfall	EBITDA Multiple	0.7x - 11.5x (8.7x)	Increase
	103	Other(3)
	495	Cost
Subordinated Debt	195	Discounted Cash Flow	Discount Rate	11.3% - 15.2% (12.5%)	Decrease
	47	Waterfall	EBITDA Multiple	5.0x - 9.3x (6.8x)	Increase
Asset Based Finance	1,617	Discounted Cash Flow	Discount Rate	4.7% - 41.6% (11.6%)	Decrease
	453	Waterfall	EBITDA Multiple	0.9x - 1.3x (1.2x)	Increase
	40	Other(3)
	59	Cost
	1	Indicative Dealer Quotes		16.3% - 16.3% (16.3%)	Increase
Equity/Other	535	Waterfall	EBITDA Multiple	0.7x - 15.3x (8.5x)	Increase
	495	Discounted Cash Flow	Discount Rate	4.0% - 21.0% (13.5%)	Decrease
	52	Other(3)
	15	Option Pricing Model	Equity Illiquidity Discount	30.0% - 30.0% (30.0%)	Decrease
Total	$12,443

Type of Investment	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,115	Discounted Cash Flow	Discount Rate	5.8% - 23.8% (10.6%)	Decrease
	1,376	Waterfall	EBITDA Multiple	0.7x - 11.3x (8.6x)	Increase
	14	Cost
	14	Other(3)
Subordinated Debt	188	Discounted Cash Flow	Discount Rate	11.3% - 15.4% (12.7%)	Decrease
	33	Waterfall	EBITDA Multiple	7.0x - 7.0x (7.0x)	Increase
	12	Other(3)
Asset Based Finance	1,513	Discounted Cash Flow	Discount Rate	4.8% - 41.7% (12.8%)	Decrease
	516	Waterfall	EBITDA Multiple	1.0x - 1.4x (1.2x)	Increase
	41	Cost
	30	Other(3)
	2	Indicative Dealer Quotes		23.0% - 23.0% (23.0%)	Increase
Equity/Other	625	Waterfall	EBITDA Multiple	0.7x - 16.0x (8.3x)	Increase
	538	Discounted Cash Flow	Discount Rate	4.3% - 24.8% (14.3%)	Decrease
	18	Other(3)
Total	$12,035
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $8,009. As of March 31, 2025, the Company’s asset coverage was 182%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2025 and December 31, 2024. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2025 are discussed below.

	As of March 31, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.25%(1)	$174	$26	November 13, 2029
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	127	—	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.90%(1)	525	—	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95%(1)	260	40	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,997(5)	2,569(6)	October 31, 2028
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
CLO-1 Notes(2)(9)	Collateralized Loan Obligation	3.01% - SOFR+1.85%(1)	196	—	January 15, 2031
CLO-2 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%	380	—	April 15, 2037
Total			$8,009	$2,635
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of March 31, 2025, there was $85 term loan outstanding at SOFR+1.90% and $42 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €485 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2025 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £416 has been converted to U.S dollars at an exchange rate of £1.00 to $1.29 as of March 31, 2025 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD60 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.62 as of March 31, 2025 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of March 31, 2025, $29 of such letters of credit have been issued.
(7)As of March 31, 2025, the fair value of the 3.400% Notes, the 2.625% Notes, the 3.250% Notes, the 3.125% Notes, the 7.875% Notes, the 6.875% Notes and the 6.125% Notes was approximately $987, $382, $479, $683, $424, $609 and $720, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)The carrying value of the 6.875% Notes and 6.125% Notes as of March 31, 2025 includes a $9 and $20 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of March 31, 2025, there were $125.7 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R, Class A-2R and Class B-1R notes outstanding.
(10)As of March 31, 2025, there were $160.0 of Class A-1 notes outstanding at SOFR+1.48%, $100.0 of Class A-1L notes outstanding at SOFR+1.48%, $30.0 of Class A-1W notes outstanding at SOFR+1.48%, $20.0 of Class A-2L notes outstanding at SOFR+1.60%, $30.0 of Class B notes outstanding at SOFR+1.75% and $40.0 of Class C notes outstanding at SOFR+2.15%.

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
(7)As of December 31, 2024, the fair value of the 4.125% Notes, the 4.250% Notes, the 8.625% Notes, the 3.400% Notes, the 2.625% Notes, the 3.250% Notes, 3.125% Notes, the 7.875% Notes, the 6.875% Notes and the 6.125% Notes was approximately $469, $474, $251, $981, $379, $474, $680, $426, $615 and $700, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the three months ended March 31, 2025 and 2024, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2025			2024
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$3	$0	$3	$3	$0	$3
CCT Tokyo Funding Credit Facility(2)	2	0	2	5	0	5
Darby Creek Credit Facility(2)	9	1	10	14	1	15
Meadowbrook Run Credit Facility(2)	4	0	4	5	0	5
Senior Secured Revolving Credit Facility(2)	27	1	28	28	1	29
4.625% Notes due 2024	—	—	—	5	0	5
1.650% Notes due 2024	—	—	—	2	1	3
4.125% Notes due 2025	2	0	2	5	1	6
4.250% Notes due 2025	2	(1)	1	5	(2)	3
8.625% Notes due 2025	4	0	4	5	0	5
3.400% Notes due 2026	8	2	10	9	2	11
2.625% Notes due 2027	3	0	3	2	0	2
3.250% Notes due 2027	4	0	4	4	0	4
3.125% Notes due 2028	6	1	7	6	0	6
7.875% Notes due 2029	9	0	9	8	—	8
6.875% Notes due 2029(3)	11	1	12	—	—	—
6.125% Notes due 2030(3)	11	0	11	—	—	—
CLO-1 Notes	3	0	3	6	0	6
CLO-2 Notes	0	0	0	—	—	—
Total	$108	$5	$113	$112	$4	$116
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
(3)Direct interest expense includes the impact of interest rate swaps.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2025 were $7,829 and 5.50%, respectively. As of March 31, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.48%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2024 were $8,214 and 5.43%, respectively. As of March 31, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.35%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2025 and December 31, 2024.
Meadowbrook Run Credit Facility
On January 22, 2025, the Company and Meadowbrook Run LLC, or Meadowbrook Run, a wholly-owned special purpose financing subsidiary of the Company, entered into the Seventh Amendment to Loan and Servicing Agreement, or the Seventh Amendment, amending that certain Loan and Servicing Agreement originally dated as of November 22, 2019, or the LSA, with Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, National Association, as collateral agent, account

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
bank and collateral custodian, and the lenders from time to time party thereto. The Seventh Amendment provides for an extension of the revolving period to February 22, 2025.
On March 27, 2025, Meadowbrook Run entered into the Eighth Amendment to Loan and Servicing Agreement, or the Eighth Amendment, amending the LSA with Morgan Stanley Senior Funding, Inc., as administrative agent, Wells Fargo Bank, National Association as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. The Eighth Amendment, among other things, (i) extends the revolving period to November 22, 2026, (ii) extends the final maturity date to November 22, 2028, (iii) decreases the applicable margin (a) during the revolving period to 1.95% per annum and (b) during the amortization period to 2.45% per annum, (iv) reduces the interest rate on the interest only loan to 0.00% per annum, (v) adjusts the unused commitment fee to 0.65% and (vi) extends the call protection period for one year after the closing date of the Eighth Amendment.
KKR - FSK CLO 2 LLC
On March 28, 2025, KKR – FSK CLO 2 LLC, or the Issuer, a Delaware limited liability company and a wholly owned and consolidated special purpose financing subsidiary of the Company, completed a $380 term debt securitization, or the CLO Transaction or the CLO-2 Notes. The debt offered by the Issuer in the CLO Transaction, or the Debt, is secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans and permitted non-loan assets. The CLO Transaction was executed through a private placement of: (i) $160 of Class A-1 Senior Secured Floating Rate Notes, or the Class A-1 Notes, which bear interest at Term SOFR for a tenor of three months plus 1.48%; (ii) $100 of Class A-1L Senior Secured Floating Rate Loans, which bear interest at Term SOFR plus 1.48% and which are convertible to Class A-1 Notes; (iii) $30 of Class A-1W Senior Secured Floating Rate Loans, which bear interest at Term SOFR plus 1.48% and which are convertible to Class A-1 Notes; (iv) $0 of Class A-2 Senior Secured Floating Rate Notes, or the Class A-2 Notes, which bear interest at Term SOFR plus 1.60%; (v) $20 of Class A-2L Senior Secured Floating Rate Loans, which bear interest at Term SOFR plus 1.60% and which are convertible to Class A-2 Notes; (vi) $30 of Class B Senior Secured Floating Rate Notes, which bear interest at Term SOFR plus 1.75%; and (vii) $40 of Class C Secured Deferrable Floating Rate Notes, which bear interest at Term SOFR plus 2.15%. The Company has held 100% of the membership interests, or the Membership Interests, in the Issuer since the Issuer’s formation on January 15, 2025. The Membership Interests do not bear interest and had a nominal value of approximately $121.2 at closing of the CLO Transaction. The Debt is scheduled to mature on April 15, 2037. The Class-A1 Notes, the Class A-2 Notes and the Class B Senior Secured Floating Rate Notes were issued pursuant to an indenture, and the Class A-1L Senior Floating Rate Loans and Class A-2L Senior Secured Floating Rate Loans were issued pursuant to credit agreements.
8.625% Notes due 2024
On February 28, 2025, the Company issued a notice of redemption providing for the redemption of its 8.625% Notes due 2025, or the 8.625% Notes, in full on March 16, 2025, for 100% of the aggregate principal amount of the 8.625% Notes, plus the accrued and unpaid interest through, but excluding, March 16, 2025. All of the 8.625% Notes were redeemed in connection with the redemption.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$7.3
48Forty Solutions LLC	6.6
Aareon AG	15.1
Advanced Dermatology & Cosmetic Surgery	2.7
Affordable Care Inc	11.3
Alacrity Solutions Group LLC	1.7
Alacrity Solutions Group LLC	2.3
Alpha Financial Markets Consulting PLC	5.8
American Vision Partners	3.9
Amerivet Partners Management Inc	8.4
Apex Service Partners LLC	0.8
Apex Service Partners LLC	11.3
Arcfield Acquisition Corp	6.0
Arcos LLC/VA	4.5
Area Wide Protective Inc	12.1
ATX Networks Corp	5.4
Avetta LLC	2.6
Avetta LLC	3.7
BGB Group LLC	7.4
BGB Group LLC	19.9
Bonterra LLC	17.0
Bonterra LLC	14.2
Cadence Education LLC	8.5
Cadence Education LLC	8.6
Cambrex Corp	9.4
Cambrex Corp	8.2
Carrier Fire Protection	2.1
Carrier Fire Protection	2.6
CFC Underwriting Ltd	5.7
Circana Group (f.k.a. NPD Group)	0.9
Civica Group Ltd	6.4
Civica Group Ltd	4.4
Clarience Technologies LLC	20.2
Clarience Technologies LLC	7.8
CLEAResult Consulting Inc	4.5
CLEAResult Consulting Inc	1.5

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Community Brands Inc	$4.4
Community Brands Inc	8.8
Consilium Safety Group AB	10.5
CSafe Global	0.3
Dental365 LLC	4.6
Dental365 LLC	7.0
DOXA Insurance Holdings LLC	2.9
DOXA Insurance Holdings LLC	0.5
DOXA Insurance Holdings LLC	22.6
DuBois Chemicals Inc	14.7
DuBois Chemicals Inc	14.7
Envirotainer Ltd	2.8
Excelitas Technologies Corp	2.4
Excelitas Technologies Corp	23.4
Follett Software Co	9.9
Foundation Consumer Brands LLC	7.7
Foundation Risk Partners Corp	11.8
Foundation Risk Partners Corp	2.8
Foundation Risk Partners Corp	15.9
Frontline Road Safety LLC	26.5
Frontline Road Safety LLC	15.7
Frontline Road Safety LLC	1.3
Galway Partners Holdings LLC	8.8
Galway Partners Holdings LLC	7.9
Gigamon Inc	6.5
Granicus Inc	2.3
Granicus Inc	1.0
Heniff Transportation Systems LLC	2.5
Heritage Environmental Services Inc	8.0
Heritage Environmental Services Inc	4.0
Higginbotham Insurance Agency Inc	10.6
Highgate Hotels Inc	2.6
HM Dunn Co Inc	0.6
Homrich & Berg Inc	1.0
Horizon CTS Buyer LLC	13.8
Horizon CTS Buyer LLC	15.9
Individual FoodService	1.7
Inhabit IQ	3.6
Inhabit IQ	2.2
iNova Pharmaceuticals (Australia) Pty Limited	2.5
Insight Global LLC	36.6
Insightsoftware.Com Inc	5.5
Insightsoftware.Com Inc	5.3
Integrity Marketing Group LLC	0.1
Integrity Marketing Group LLC	1.5
J S Held LLC	6.9
J S Held LLC	14.7
Karman Space Inc	7.2
Laboratoires Vivacy SAS	0.6
Lazer Logistics Inc	1.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Lazer Logistics Inc	$5.7
Legends Hospitality LLC	7.4
Legends Hospitality LLC	6.9
Lexitas Inc	5.6
Lexitas Inc	28.6
Lloyd's Register Quality Assurance Ltd	8.3
Magna Legal Services LLC	2.2
Magna Legal Services LLC	3.5
MAI Capital Management LLC	4.0
MAI Capital Management LLC	1.9
MB2 Dental Solutions LLC	32.7
MB2 Dental Solutions LLC	10.7
Med-Metrix	7.8
Mercer Advisors Inc	19.7
Misys Ltd	1.1
Model N Inc	6.1
Model N Inc	3.2
Net Documents	2.8
Netsmart Technologies Inc	6.2
Netsmart Technologies Inc	6.3
Nordic Climate Group Holding AB	5.2
NovaTaste Austria GmbH	1.1
OEConnection LLC	6.4
OEConnection LLC	6.3
Oxford Global Resources LLC	7.6
PartsSource Inc	0.3
PartsSource Inc	16.9
PCI Pharma Services	52.1
PCI Pharma Services	9.9
PSC Group	0.6
PSC Group	2.0
Radwell International LLC	5.1
Radwell International LLC	61.6
Revere Superior Holdings Inc	3.8
Rialto Capital Management LLC	0.5
Rockefeller Capital Management LP	5.7
RSC Insurance Brokerage Inc	10.7
RSC Insurance Brokerage Inc	9.6
Safe-Guard Products International LLC	8.8
SAMBA Safety Inc	1.4
Service Express Inc	5.8
Service Express Inc	4.3
Shaw Development LLC	3.4
Spins LLC	4.8
Spins LLC	3.2
Spotless Brands LLC	13.4
STV Group Inc	6.5
STV Group Inc	11.9
Sweeping Corp of America Inc	5.7
Time Manufacturing Co	16.7

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Trescal SA	$5.4
Turnpoint Services Inc	1.3
Turnpoint Services Inc	2.5
USIC Holdings Inc	5.5
USIC Holdings Inc	6.9
Veriforce LLC	4.7
Veriforce LLC	3.7
Vermont Information Processing Inc	9.6
Vermont Information Processing Inc	2.9
Version1 Software Ltd	13.0
VetCor Professional Practices LLC	6.7
VetCor Professional Practices LLC	20.8
Vitu	9.1
Waste Services Group Pty Ltd	6.9
Wealth Enhancement Group LLC	2.8
Wealth Enhancement Group LLC	20.1
Woolpert Inc	18.6
Woolpert Inc	31.2
Worldwise Inc	1.7
Zellis Holdings Ltd	5.0
Zendesk Inc	14.4
Zendesk Inc	6.0
Zeus Industrial Products Inc	11.6
Zeus Industrial Products Inc	10.0
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.0
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	3.5
Bausch Health Cos Inc, Revolver	60.0
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Curia Global Inc, Revolver	41.3
Florida Food Products LLC, Revolver	4.0
Fortna Group Inc, Revolver	27.4
GreenSky Holdings LLC, Term Loan	3.0
Opendoor Labs Inc, Structured Mezzanine	13.2
Powin Energy Corp/NV, Revolver	25.8
TalkTalk Telecom Group Ltd, Revolver	13.9
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	11.7
Tropicana Products Inc, Revolver	10.4
Vietjet Aviation JSC, Term Loan	32.5
Weber-Stephen Products LLC, Revolver	11.8
Kestra Financial Inc, Preferred Equity	9.2
Total	$1,636.5
Unfunded Asset Based Finance/Other commitments	$394.8
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of March 31, 2025, the Company’s debt commitments are comprised of $733.7 revolving credit facilities and $902.8 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $0.3. The Company’s unfunded

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)
Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of March 31, 2025, $29 of such letters of credit have been issued.
As of March 31, 2025, the Company also has an unfunded commitment to provide $577.5 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at March 31, 2025 and December 31, 2024.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$23.64	$24.46
Results of operations(2)
Net investment income (loss)	0.67	0.76
Net realized gain (loss) and unrealized appreciation (depreciation)	(0.24)	(0.15)
Net increase (decrease) in net assets resulting from operations	0.43	0.61
Stockholder distributions(3)
Distributions from net investment income	(0.70)	(0.75)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(0.70)	(0.75)
Capital share transactions
Repurchases of common stock(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$23.37	$24.32
Per share market value, end of period	$20.95	$19.07
Shares outstanding, end of period	280,066,433	280,066,433
Total return based on net asset value(5)	1.82%	2.49%
Total return based on market value(6)	(0.33)%	(0.77)%
Ratio/Supplemental Data:
Net assets, end of period	$6,546	$6,812
Ratio of net investment income to average net assets(7)	11.20%	12.26%
Ratio of total operating expenses to average net assets(7)	12.75%	12.83%
Ratio of net operating expenses to average net assets(7)	12.75%	12.83%
Portfolio turnover(8)	10.16%	9.96%
Total amount of senior securities outstanding, exclusive of treasury securities	$8,009	$7,968
Asset coverage per unit(9)	1.82	1.85
_______________
(1)Per share data may be rounded in order to recompute the ending net asset value per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions declared per share during the applicable period.
(4)Represents the incremental impact of the Company’s respective stock repurchase programs by buying shares in the open market at a price lower than net asset value per share.
(5)The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.
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
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2025 and 2024 are annualized. Annualized ratios for the three months ended March 31, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025. The following is a schedule of supplemental ratios for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Ratio of subordinated income incentive fees to average net assets	2.34%	2.49%
Ratio of interest expense to average net assets	6.77%	6.71%
(8)Portfolio turnover for the three months ended March 31, 2025 and 2024 are not annualized.
(9)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Segment Reporting
The Company operates through a single operating and reporting segment with an investment objective to generate current income and, to a lesser extent, long-term capital appreciation. The Chief Operating Decision Maker, or CODM, is comprised of the Company’s chief executive officer and chief investment officer. The CODM assesses the performance and makes operating decisions of the Company on a consolidated basis primarily based on the Company’s net increase in stockholders’ equity resulting from operations, or net income. In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in determining the amount of dividends to be distributed to the Company’s stockholders. As the Company’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated balance sheets as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.

Note 13. Subsequent Events
Distribution
On May 5, 2025, the Company’s board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about July 2, 2025 to stockholders of record as of the close of business on June 18, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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
We bear all other expenses of our operations and transactions, including all other expenses incurred by the Adviser or us in connection with administering our business, including expenses incurred by the Adviser in performing administrative services for us and administrative personnel paid by the Adviser, to the extent they are not controlling persons of the Adviser or any of its affiliates, subject to the limitations included in the investment advisory agreement and the administration agreement. See Note 4 to our unaudited consolidated financial statements included herein for more information regarding the expenses borne by us and, thus, our stockholders.

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
Portfolio Investment Activity for the Three Months Ended March 31, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2025 and the year ended December 31, 2024:

	For the Three Months Ended	For the Year Ended
Net Investment Activity	March 31, 2025	December 31, 2024
Purchases	$1,998	$4,731
Sales and Repayments	(1,407)	(5,974)
Net Portfolio Activity	$591	$(1,243)

	For the Three Months Ended
	March 31, 2025
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$1,256	63%	$(853)	61%
Senior Secured Loans—Second Lien	—	—	—	—
Other Senior Secured Debt	21	1%	(96)	7%
Subordinated Debt	3	0%	(1)	0%
Asset Based Finance	385	19%	(339)	24%
Credit Opportunities Partners JV, LLC	297	15%	—	—
Equity/Other(1)	36	2%	(118)	8%
Total	$1,998	100%	$(1,407)	100%

(1) Equity/Other includes investments in preferred equity investments. During the three months ended March 31, 2025, purchases of preferred equity investments were $5 and sales and repayments of preferred equity investments were $43.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	(Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,408	$8,206	58.1%	$7,995	$7,795	57.8%
Senior Secured Loans—Second Lien	692	683	4.8%	690	693	5.1%
Other Senior Secured Debt	68	62	0.4%	130	123	0.9%
Subordinated Debt	207	242	1.7%	214	233	1.7%
Asset Based Finance	2,299	2,170	15.4%	2,232	2,102	15.6%
Credit Opportunities Partners JV, LLC	1,869	1,661	11.8%	1,572	1,363	10.1%
Equity/Other(2)	1,147	1,098	7.8%	1,211	1,181	8.8%
Total	$14,690	$14,122	100.0%	$14,044	$13,490	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts and PIK interest or dividends, as applicable, on investments.
(2) As of March 31, 2025, Equity/Other included $820 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Number of Portfolio Companies	224	214
% Variable Rate Debt Investments (based on fair value)(1)(2)	67.2%	65.8%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.2%	9.5%
% Other Income Producing Investments (based on fair value)(3)	17.3%	16.4%
% Non-Income Producing Investments (based on fair value)(2)	5.2%	6.1%
% of Investments on Non-Accrual (based on fair value)	2.1%	2.2%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	11.0%	11.3%
Weighted Average Annual Yield on All Debt Investments(5)	10.4%	10.7%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.
For the three months ended March 31, 2025, our total return based on net asset value was 1.82% and our total return based on market value was (0.33)%. For the year ended December 31, 2024, our total return based on net asset value was 8.50% and our total return based on market value was 25.29%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.
Direct Originations
We define Direct Originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of March 31, 2025 and December 31, 2024:

Characteristics of All Direct Originations held in Portfolio	March 31, 2025	December 31, 2024
Number of Portfolio Companies	214	205
% of Investments on Non-Accrual (based on fair value)	1.0%	0.8%
Total Cost of Direct Originations	$14,265.8	$13,494.8
Total Fair Value of Direct Originations	$13,767.5	$13,010.9
% of Total Investments, at Fair Value	97.5%	96.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)	11.0%	11.3%
Weighted Average Annual Yield on All Debt Investments(2)	10.6%	10.9%
_____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.
Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,800 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of March 31, 2025, the Company and SCRS have funded approximately $2,140.0 to COPJV, of which $1,872.5 was from the Company.
Below is a summary of COPJV’s portfolio as of March 31, 2025 and December 31, 2024:

	As of
	March 31, 2025	December 31, 2024
Total debt investments(1)	$3,380.3	$3,019.6
Weighted average annual yield on accruing debt investments(2)	9.9%	10.3%
Number of portfolio companies in COPJV	132	117
Largest investment in a single portfolio company	$128.0	$126.4
Unfunded commitments	$48.0	$45.6
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2025.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2025 and December 31, 2024:

	March 31, 2025
	(Unaudited)		December 31, 2024
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$4	0.0%
Banks	—	—	5	0.0%
Capital Goods	1,781	12.6%	1,712	12.7%
Commercial & Professional Services	1,766	12.5%	1,733	12.8%
Consumer Discretionary Distribution & Retail	136	1.0%	174	1.3%
Consumer Durables & Apparel	284	2.0%	229	1.7%
Consumer Services	255	1.8%	244	1.8%
Consumer Staples Distribution & Retail	101	0.7%	102	0.8%
Credit Opportunities Partners JV, LLC	1,661	11.8%	1,363	10.1%
Energy	81	0.6%	89	0.7%
Equity Real Estate Investment Trusts (REITs)	238	1.7%	278	2.1%
Financial Services	1,093	7.7%	998	7.4%
Food, Beverage & Tobacco	135	0.9%	113	0.8%
Health Care Equipment & Services	1,652	11.7%	1,667	12.4%
Household & Personal Products	131	0.9%	134	1.0%
Insurance	716	5.1%	735	5.4%
Materials	284	2.0%	334	2.5%
Media & Entertainment	673	4.8%	699	5.2%
Pharmaceuticals, Biotechnology & Life Sciences	322	2.3%	298	2.2%
Real Estate Management & Development	53	0.4%	27	0.2%
Software & Services	2,296	16.2%	2,187	16.2%
Technology Hardware & Equipment	2	0.0%	2	0.0%
Telecommunication Services	67	0.5%	69	0.5%
Transportation	391	2.8%	294	2.2%
Total	$14,122	100.0%	$13,490	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$9,730	69%	$9,316	69%
2	3,441	24%	3,454	26%
3	770	6%	568	4%
4	181	1%	152	1%
Total	$14,122	100%	$13,490	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
Revenues
Our investment income for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$240	60.0%	$315	72.6%
Paid-in-kind interest income	62	15.5%	35	8.1%
Fee income	17	4.2%	17	3.9%
Dividend income	81	20.3%	67	15.4%
Total investment income(1)	$400	100.0%	$434	100.0%
___________
(1)Such revenues represent $330 and $388 of cash income earned as well as $70 and $46 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The decrease in interest and PIK income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily attributable to the decline in base rates, coupled with spread compression on new investments during the year ended December 31, 2024.
The increase in dividend income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 is primarily attributable to higher dividends on certain asset based finance investments during the three months ended March 31, 2025.

Expenses
Our operating expenses for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Management fees	$52	$55
Subordinated income incentive fees	39	43
Administrative services expenses	3	3
Accounting and administrative fees	1	1
Interest expense	113	116
Other expenses	5	4
Total operating expenses	$213	$222

The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Ratio of operating expenses to average net assets	3.19%	3.21%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	2.28%	2.30%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.91%	0.91%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
The decrease in expenses during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 can primarily be attributed to a decrease in subordinated income incentive fees as a result of lower investment income as discussed above.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $187 ($0.67 per share) and $212 ($0.76 per share) for the three months ended March 31, 2025 and 2024, respectively.
The decrease in net investment income during the three months ended March 31, 2025 compared to the three months ended March 31, 2024 can primarily be attributed to lower investment income during the three months ended March 31, 2025 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net realized gain (loss) on investments(1)	$(18)	$(243)
Net realized gain (loss) on foreign currency forward contracts	0	(0)
Net realized gain (loss) on foreign currency	1	(3)
Total net realized gain (loss)	$(17)	$(246)
______________
(1)We sold investments and received principal repayments, respectively, of $881 and $526 during the three months ended March 31, 2025 and $1,324 and $531 during the three months ended March 31, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$(14)	$186
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(10)	8
Net change in unrealized gain (loss) on foreign currency	(26)	13
Total net change in unrealized appreciation (depreciation)	$(50)	$207
The net change in unrealized appreciation (depreciation) on investments during the three months ended March 31, 2025 was driven primarily by reduced valuations of certain portfolio companies during the year, including Production Resources Group and 48Forty Solutions. The net change in unrealized appreciation (depreciation) during the three months ended March 31, 2024 was driven primarily by depreciation on several specific assets in the portfolio along with the conversion of unrealized depreciation to realized losses during the quarter.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2025, the net increase in net assets resulting from operations was $120 ($0.43 per share) compared to a net increase in net assets resulting from operations of $173 ($0.62 per share) during the three months ended March 31, 2024.

Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2025, we had $472 in cash, cash equivalents and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $2,635 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2025, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2025, we had unfunded debt investments with aggregate unfunded commitments of $1,636.5, unfunded equity/other commitments of $394.8 and unfunded commitments of $577.5 to COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2025, the aggregate amount outstanding of the senior securities issued by us was $8.0 billion. As of March 31, 2025, our asset coverage was 182%. See “—Financing Arrangements.”
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2025:

	As of March 31, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.25%(1)	$174	$26	November 13, 2029
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	127	—	June 2, 2026
Darby Creek Credit Facility(2)	Revolving Credit Facility	SOFR+2.90%(1)	525	—	February 26, 2027
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95(1)	260	40	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,997(5)	2,569(6)	October 31, 2028
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
CLO-1 Notes(2)(9)	Collateralized Loan Obligation	3.01% - SOFR+1.85%(1)	196	—	January 15, 2031
CLO-2 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%	380	—	April 15, 2037
Total			$8,009	$2,635
_______________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of March 31, 2025, there was $85 term loan outstanding at SOFR+1.90% and $42 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €485 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.08 as of March 31, 2025 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £416 has been converted to U.S dollars at an exchange rate of £1.00 to $1.29 as of March 31, 2025 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD60 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.62 as of March 31, 2025 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of March 31, 2025, $29 of such letters of credit have been issued.
(7)As of March 31, 2025, the fair value of the 3.400% Notes, the 2.625% Notes, the 3.250% Notes, the 3.125% Notes, the 7.875% Notes, the 6.875% Notes and the 6.125% Notes was approximately $987, $382, $479, $683, $424, $609 and $720, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)The carrying value of the 6.875% Notes and 6.125% Notes as of March 31, 2025 includes a $9 and $20 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of March 31, 2025, there were $125.7 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R, Class A-2R and Class B-1R notes outstanding.
(10)As of March 31, 2025, there were $160.0 of Class A-1 notes outstanding at SOFR+1.48%, $100.0 of Class A-1L notes outstanding at SOFR+1.48%, $30.0 of Class A-1W notes outstanding at SOFR+1.48%, $20.0 of Class A-2L notes outstanding at SOFR+1.60%, $30.0 of Class B notes outstanding at SOFR+1.75% and $40.0 of Class C notes outstanding at SOFR+2.15%.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2025 or 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following tables reflect the distributions per share that we have declared on our common stock during the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
Total Dividends Declared				$0.70

	For the Three Months Ended March 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
Total Dividends Declared				$0.75
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distribution
On May 5, 2025, our board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about July 2, 2025 to stockholders of record as of the close of business on June 18, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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
Other Contractual Obligations
We have entered into agreements with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2025 and 2024.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2025, 67.2% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.2% were debt investments paying fixed interest rates while 17.3% were other income producing investments, 5.2% consisted of non-income producing investments, and the remaining 2.1% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Previously, the U.S. Federal Reserve and other central banks reduced certain interest rates in response to the COVID-19 pandemic and market conditions. A prolonged reduction in interest rates may reduce our net investment income.
Pursuant to the terms of the Ambler Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility, the CLO-1 Notes and the CLO-2 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 3.400% Notes, the 2.625% Notes, the 3.250% Notes, the 3.125% Notes, the 7.875% Notes, the 6.875% Notes and the 6.125% Notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. To hedge the risks associated with a changing interest rate environment, the Company utilizes interest rate swap strategies. For more information on the Company’s swap strategies, please see Note 2 and Note 7 to our unaudited consolidated financial statements included herein.
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2025 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 250 basis points	$(240)	$(125)	$(115)	(15.5)%
Down 200 basis points	(192)	(100)	(92)	(12.4)%
Down 150 basis points	(144)	(75)	(69)	(9.3)%
Down 100 basis points	(96)	(50)	(46)	(6.2)%
Down 50 basis points	(48)	(25)	(23)	(3.1)%
Up 50 basis points	48	25	23	3.1%
Up 100 basis points	96	50	46	6.2%
Up 150 basis points	144	75	69	9.3%
Up 200 basis points	192	100	92	12.4%
Up 250 basis points	240	125	115	15.5%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of March 31, 2025, and no changes over the next twelve months. Includes the effect of interest rate swaps designed as hedging instruments.

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
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2025 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of March 31, 2025					Economic Hedging As of March 31, 2025
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	59.8	$37.3	$37.2	$3.7	A$	0.0	$—
British Pound Sterling		£278.4	358.9	362.8	36.3		£74.4	95.8
Canadian Dollars		$1.0	0.7	0.5	0.1		$0.6	0.4
Euros		€389.6	420.6	385.9	38.6		€10.9	11.7
Swedish Krona	SEK	1,220.7	121.4	109.9	11.0	SEK	904.4	90.0
Total			$938.9	$896.3	$89.7			$197.9
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
As of March 31, 2025, the net contractual amount of our foreign currency forward contracts totaled $197.9, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2025, we had outstanding borrowings denominated in foreign currencies of €485, £416 and AUD60 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended March 31, 2025. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	—	$—	—	$—
February 1, 2025 through February 28, 2025	—	—	—	—
March 1, 2025 through March 31, 2025	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Stock Repurchase Program and the Affiliated Purchaser Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

10.1	Seventh Amendment to Loan and Servicing Agreement, dated January 22, 2025, by and among Meadowbrook Run LLC, FS KKR Capital Corp., Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A.

10.2	Eighth Amendment to Loan and Servicing Agreement, dated March 27, 2025, by and among Meadowbrook Run LLC, FS KKR Capital Corp., Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A.

10.3	Indenture, dated as of March 28, 2025 by and between KKR – FSK CLO 2 LLC and U.S. Bank Trust Company, National Association.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2025.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer