Form 10-Q
period 2025-06-30
FS KKR Capital Corp
filed 2025-08-06
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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
There were 280,066,433 shares of the registrant’s common stock outstanding as of July 31, 2025.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$9,072 and $8,830, respectively)	$8,930	$8,573
Non-controlled/affiliated investments (amortized cost—$1,180 and $1,128, respectively)	1,111	1,140
Controlled/affiliated investments (amortized cost—$4,119 and $4,086, respectively)	3,607	3,777
Total investments, at fair value (amortized cost—$14,371 and $14,044, respectively)	$13,648	$13,490
Cash and cash equivalents	244	278
Foreign currency, at fair value (cost—$68 and $17, respectively)	68	18
Receivable for investments sold and repaid	320	186
Income receivable	194	187
Unrealized appreciation on foreign currency forward contracts	—	3
Deferred financing costs	24	26
Prepaid expenses and other assets	95	31
Total assets	$14,593	$14,219
Liabilities
Payable for investments purchased	$3	$2
Debt (net of deferred financing costs and discount of $44 and $49, respectively)(1)	8,041	7,351
Unrealized depreciation on foreign currency forward contracts	18	1
Stockholder distributions payable	196	—
Management fees payable	53	53
Subordinated income incentive fees payable(2)	36	35
Administrative services expense payable	6	3
Interest payable	80	108
Other accrued expenses and liabilities	19	44
Total liabilities	8,452	7,597
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 280,066,433 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,284	9,284
Retained earnings (accumulated deficit)(4)	(3,143)	(2,662)
Total stockholders’ equity	6,141	6,622
Total liabilities and stockholders’ equity	$14,593	$14,219
Net asset value per share of common stock at period end	$21.93	$23.64
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

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$224	$276	$441	$564
Paid-in-kind interest income	15	17	31	34
Fee income	9	9	23	26
Dividend and other income	12	7	24	13
From non-controlled/affiliated investments:
Interest income	8	7	16	13
Paid-in-kind interest income	18	10	36	20
Fee income	—	—	3	—
Dividend and other income	6	5	15	9
From controlled/affiliated investments:
Interest income	13	27	28	48
Paid-in-kind interest income	20	16	48	24
Fee income	—	9	—	9
Dividend and other income	73	56	133	113
Total investment income	398	439	798	873

Operating expenses
Management fees	53	54	105	109
Subordinated income incentive fees(1)	36	45	75	88
Administrative services expenses	2	2	5	5
Accounting and administrative fees	1	1	2	2
Interest expense(2)	125	115	238	231
Other general and administrative expenses	8	7	13	11
Total operating expenses	225	224	438	446
Net investment income	173	215	360	427

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(66)	(65)	(106)	(290)
Non-controlled/affiliated investments	(1)	2	8	(8)
Controlled/affiliated investments	(68)	(1)	(55)	(9)
Net realized gain (loss) on foreign currency forward contracts	(3)	19	(3)	19
Net realized gain (loss) on foreign currency	(6)	—	(5)	(3)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	58	(5)	116	167
Non-controlled/affiliated investments	(62)	—	(82)	20
Controlled/affiliated investments	(151)	(43)	(203)	(49)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(10)	(21)	(20)	(13)
Net change in unrealized gain (loss) on foreign currency	(59)	4	(85)	17
Total net realized and unrealized gain (loss)	(368)	(110)	(435)	(149)
Provision for taxes on investments	(11)	—	(11)	—
Realized loss on extinguishment of debt	(3)	—	(3)	—
Net increase (decrease) in net assets resulting from operations	$(209)	$105	$(89)	$278

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$(0.75)	$0.37	$(0.32)	$0.99
Weighted average shares outstanding	280,066,433	280,066,433	280,066,433	280,066,433
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

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Operations
Net investment income (loss)	$173	$215	$360	$427
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(158)	(45)	(175)	(291)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	(165)	(69)	(189)	125
Net change in unrealized gain (loss) on foreign currency	(59)	4	(85)	17
Net increase (decrease) in net assets resulting from operations	(209)	105	(89)	278
Stockholder distributions(2)
Distributions to stockholders	(196)	(210)	(392)	(420)
Net decrease in net assets resulting from stockholder distributions	(196)	(210)	(392)	(420)
Capital share transactions(3)
Repurchases of common stock	—	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	—
Total increase (decrease) in net assets	(405)	(105)	(481)	(142)
Net assets at beginning of period	6,546	6,812	6,622	6,849
Net assets at end of period	$6,141	$6,707	$6,141	$6,707
_______________
(1)See Note 7 for a discussion of the Company’s financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(in millions)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(89)	$278
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(3,104)	(2,704)
Paid-in-kind interest	(116)	(63)
Proceeds from sales and repayments of investments	2,763	3,191
Net realized (gain) loss on investments	153	307
Net change in unrealized (appreciation) depreciation on investments	169	(138)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	20	13
Realized loss on extinguishment of debt	3	—
Accretion of discount	(23)	(31)
Amortization of deferred financing costs and discount	11	9
Unrealized (gain)/loss on borrowings in foreign currency	108	(17)
(Increase) decrease in receivable for investments sold and repaid	(134)	21
(Increase) decrease in income receivable	(7)	(27)
(Increase) decrease in prepaid expenses and other assets	(16)	(2)
Increase (decrease) in payable for investments purchased	1	1
Increase (decrease) in management fees payable	—	(2)
Increase (decrease) in subordinated income incentive fees payable	1	3
Increase (decrease) in administrative services expense payable	3	2
Increase (decrease) in interest payable	(28)	19
Increase (decrease) in other accrued expenses and liabilities	(25)	(18)
Net cash provided by (used in) operating activities	(310)	842
Cash flows from financing activities
Stockholder distributions	(196)	(420)
Borrowings under financing arrangements	5,500	2,355
Repayments of financing arrangements	(4,971)	(2,560)
Deferred financing costs paid	(7)	(15)
Net cash provided by (used in) financing activities	326	(640)
Total increase (decrease) in cash	16	202
Cash, cash equivalents and foreign currency at beginning of period	296	231
Cash, cash equivalents and foreign currency at end of period	$312	$433
Supplemental disclosure
Federal income taxes paid during the period	$7	$1
Interest paid during the period	$255	$203

Supplemental disclosure of non-cash operating activities:
During the six months ended June 30, 2025, the Company contributed $294 of investments at fair value to Credit Opportunities Partners JV, LLC.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—131.2%
3Pillar Global Inc	(v)	Software & Services	SF	+	6.0%			0.8%	11/2026		$1.0	$1.0	$0.9
3Pillar Global Inc	(i)(v)	Software & Services	SF	+	6.0%			0.8%	11/2027		122.8	122.4	118.6
3Pillar Global Inc	(x)	Software & Services	SF	+	6.0%			0.8%	11/2026		8.2	8.2	7.9
48Forty Solutions LLC	(ac)(v)(y)(z)	Commercial & Professional Services	SF	+	6.0%	(8.1% PIK	/ 8.1% PIK)	1.0%	11/2029		180.7	180.0	87.7
48Forty Solutions LLC	(ac)(v)(y)(z)	Commercial & Professional Services	SF	+	6.0%			1.0%	11/2029		8.5	8.4	4.1
48Forty Solutions LLC	(ac)(x)(y)(z)	Commercial & Professional Services	SF	+	6.0%			1.0%	11/2029		2.1	2.1	1.0
Aareon AG	(w)(x)	Software & Services	E	+	4.8%	(0.0% PIK	/ 1.8% PIK)	0.0%	10/2031		€13.6	15.1	15.2
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		$0.3	0.3	0.3
Advanced Dermatology & Cosmetic Surgery	(l)(m)(t)(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2027		45.2	44.4	45.2
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		3.3	3.3	3.3
Advania Sverige AB	(aa)(v)(w)	Software & Services	E	+	4.3%			0.0%	05/2031		€5.0	5.4	5.9
Advania Sverige AB	(v)(w)	Software & Services	SA	+	5.0%			0.0%	06/2031		£51.4	65.0	70.9
Advania Sverige AB	(v)(w)	Software & Services	SR	+	5.0%			0.0%	06/2031	SEK	161.1	14.9	17.1
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		$2.8	2.8	2.8
Affordable Care Inc	(ac)(l)(m)(v)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/2028		57.2	57.1	56.0
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		10.0	10.0	9.8
Alacrity Solutions Group LLC	(ad)(m)(v)	Insurance	SF	+	5.3%			1.0%	02/2030		0.1	—	0.1
Alacrity Solutions Group LLC	(ad)(m)(v)	Insurance	SF	+	6.3%	(5.3% PIK	/ 5.3% PIK)	1.0%	02/2030		10.5	10.4	10.5
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		1.7	1.7	1.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		2.3	2.3	2.3
Alpha Financial Markets Consulting PLC	(l)(v)(w)	Commercial & Professional Services	SF	+	5.3%			0.0%	08/2031		10.3	10.1	10.3
Alpha Financial Markets Consulting PLC	(v)(w)	Commercial & Professional Services	SA	+	5.3%			0.0%	08/2031		£2.6	3.4	3.6
Alpha Financial Markets Consulting PLC	(w)(x)	Commercial & Professional Services	SA	+	5.3%			0.0%	08/2031		1.8	2.4	2.3
American Vision Partners	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		$5.6	5.6	5.6
American Vision Partners	(i)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2027		90.0	89.8	89.8
American Vision Partners	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		2.2	2.2	2.2
Amerivet Partners Management Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028		67.3	67.1	67.0
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028		8.4	8.4	8.4
Apex Group Limited	(aa)(m)(w)	Financial Services	SF	+	3.5%			0.0%	02/2032		2.4	2.4	2.4
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		31.1	31.1	31.4
Apex Service Partners LLC	(l)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		93.2	92.4	94.1
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029		5.1	5.1	5.1
Arcfield Acquisition Corp	(x)	Capital Goods	SF	+	5.0%			0.5%	10/2031		6.0	6.0	6.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	(f)(l)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	01/2031		52.8	52.5	53.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Arcwood Environmental (fka Heritage Environmental Services Inc)	(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031		$7.5	$7.5	$7.5
Arcwood Environmental (fka Heritage Environmental Services Inc)	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	01/2030		8.0	8.0	8.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031		4.0	4.0	4.0
Area Wide Protective Inc	(f)(v)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/2030		19.1	19.0	19.1
Area Wide Protective Inc	(x)	Commercial & Professional Services	SF	+	4.8%			1.0%	12/2030		12.1	12.1	12.1
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	6.0%			1.0%	06/2028	A$	10.8	7.1	7.0
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	6.0%	PIK		1.0%	09/2026		$26.3	26.3	26.3
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2026		88.0	87.6	88.0
Avetta LLC	(l)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031		8.4	8.3	8.5
Avetta LLC	(x)	Software & Services	SF	+	4.5%			0.5%	07/2030		2.6	2.6	2.6
Avetta LLC	(x)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031		3.7	3.7	3.7
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/2031		£60.2	76.7	81.5
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031		€21.7	23.1	25.1
BDO USA PA	(l)(v)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/2028		$27.9	27.5	28.0
Belk Inc	(ac)(v)	Consumer Discretionary Distribution & Retail			15.0%				07/2029		25.4	25.4	25.7
BGB Group LLC	(f)(i)(l)(m)(t)	Media & Entertainment	SF	+	5.3%			1.0%	08/2027		108.3	107.8	106.5
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	08/2027		7.4	7.4	7.3
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	08/2027		19.9	19.9	19.6
Bonterra LLC	(f)(l)(t)(v)	Software & Services	SF	+	5.0%			0.8%	03/2032		117.9	117.4	117.3
Bonterra LLC	(v)	Software & Services	SF	+	5.0%			0.8%	03/2032		3.6	3.6	3.6
Bonterra LLC	(x)	Software & Services	SF	+	5.0%			0.8%	03/2032		17.0	17.0	16.9
Bonterra LLC	(x)	Software & Services	SF	+	5.0%			0.8%	03/2032		13.4	13.4	13.3
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco							09/2026		16.2	14.7	—
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco							09/2026		6.4	5.9	—
Cadence Education LLC	(v)	Consumer Services	SF	+	5.0%			0.8%	05/2031		5.7	5.7	5.7
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2030		8.5	8.5	8.5
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2031		8.6	8.6	8.7
Cambrex Corp	(f)(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/2032		30.9	30.7	30.8
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/2032		8.2	8.2	8.2
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/2032		9.4	9.4	9.4
Carrier Fire Protection	(v)	Commercial & Professional Services	SF	+	4.8%			0.5%	07/2030		0.5	0.5	0.5
Carrier Fire Protection	(l)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/2031		10.2	10.2	10.3
Carrier Fire Protection	(v)	Commercial & Professional Services	E	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/2031		€2.4	2.6	2.9
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.8%			0.5%	07/2030		$2.1	2.1	2.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/2031	$2.1	$2.1	$2.1
Circana Group (f.k.a. NPD Group)	(l)(m)(v)	Consumer Services	SF	+	4.5%			0.8%	12/2029	58.9	58.9	59.5
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF	+	4.5%			0.8%	12/2028	4.3	4.3	4.3
Civica Group Ltd	(v)(w)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	£2.5	3.2	3.4
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	5.0	6.4	6.4
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 5.5% PIK)	0.0%	08/2030	3.6	4.4	4.5
Clarience Technologies LLC	(f)(t)(v)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	$83.8	83.8	83.8
Clarience Technologies LLC	(x)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	37.4	37.4	37.4
Clarience Technologies LLC	(x)	Capital Goods	SF	+	5.8%			0.8%	02/2031	12.4	12.4	12.4
Clarience Technologies LLC	(x)	Capital Goods	SF	+	5.8%			0.8%	02/2032	4.5	4.5	4.5
CLEAResult Consulting Inc	(f)(l)(v)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	18.1	17.9	18.3
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	4.5	4.5	4.6
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	08/2031	3.0	3.0	3.0
Community Brands Inc	(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	1.3	1.3	1.3
Community Brands Inc	(t)(v)	Software & Services	SF	+	5.0%			0.8%	07/2031	42.2	41.8	42.4
Community Brands Inc	(x)	Software & Services	SF	+	5.0%			0.8%	07/2031	4.4	4.4	4.4
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	7.5	7.5	7.6
Consilium Safety Group AB	(w)(x)	Capital Goods	E	+	5.5%	(0.0% PIK	/ 5.5% PIK)	0.0%	04/2031	€9.8	10.5	10.7
Corsearch Intermediate Inc	(l)(m)(v)	Software & Services	SF	+	5.5%			1.0%	04/2028	$30.1	29.1	30.1
CSafe Global	(v)	Transportation	SF	+	5.8%			0.8%	12/2028	9.2	9.2	9.3
CSafe Global	(v)	Transportation	SA	+	5.8%			0.8%	12/2028	£15.4	19.6	21.3
CSafe Global	(v)	Transportation	SF	+	5.8%			0.8%	03/2029	$8.1	8.1	8.1
CSafe Global	(f)(t)(v)	Transportation	SF	+	5.8%			0.8%	03/2030	78.1	78.0	78.8
CSafe Global	(x)	Transportation	SF	+	5.8%			0.8%	03/2029	3.5	3.5	3.5
Cubic Corp	(v)	Software & Services			4.0%	PIK			07/2025	14.8	14.8	14.8
Cubic Corp	(x)	Software & Services			4.0%	PIK			07/2025	0.8	0.8	0.8
Cyncly Refinancing	(v)(w)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	04/2032	21.9	21.7	21.8
Cyncly Refinancing	(v)(w)	Software & Services	E	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	04/2032	€14.2	16.0	16.6
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	04/2032	$3.2	3.2	3.1
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%			0.0%	04/2032	4.7	4.7	4.7
Dedalus Finance GmbH	(aa)(ab)(v)(w)	Software & Services	E	+	3.8%			0.0%	05/2030	€1.0	1.1	1.2
Dental Care Alliance Inc	(l)(m)(t)(v)	Health Care Equipment & Services	SF	+	6.4%			0.8%	04/2028	$109.1	107.2	103.4
Dental365 LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/2028	0.3	0.3	0.3
Dental365 LLC	(f)(l)(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2028	21.4	21.4	21.4
Dental365 LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2028	10.4	10.4	10.4
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	05/2028	4.8	4.8	4.8
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2028	3.3	3.3	3.3
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	5.3%			0.8%	12/2029	0.4	0.4	0.4
DOXA Insurance Holdings LLC	(l)(v)	Insurance	SF	+	5.3%			0.8%	12/2030	29.4	29.3	29.7
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	5.3%			0.8%	12/2029	2.9	2.9	2.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	5.3%			0.8%	12/2030	$0.1	$0.1	$0.1
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	5.0%			0.8%	12/2030	22.6	22.6	22.7
DuBois Chemicals Inc	(f)(l)(t)(v)	Materials	SF	+	4.5%			0.8%	06/2031	52.5	52.3	53.0
DuBois Chemicals Inc	(x)	Materials	SF	+	4.5%			0.8%	06/2031	14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF	+	4.5%			0.8%	06/2031	5.9	5.9	5.9
Eagle Railcar Services Roscoe Inc	(v)	Transportation	SF	+	4.5%			0.5%	06/2032	57.8	57.7	57.7
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			0.5%	06/2032	10.8	10.8	10.8
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			0.5%	06/2032	12.0	12.0	12.0
Envirotainer Ltd	(w)(x)	Transportation	E	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.0%	07/2029	€2.7	2.8	2.8
Excelitas Technologies Corp	(l)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029	$1.9	1.9	1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2028	2.4	2.4	2.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029	22.6	22.6	22.6
Follett Software Co	(v)	Software & Services	SF	+	4.5%			0.5%	08/2030	1.6	1.6	1.6
Follett Software Co	(f)(t)	Software & Services	SF	+	4.5%			0.5%	08/2031	18.9	18.8	18.9
Follett Software Co	(x)	Software & Services	SF	+	4.5%			0.5%	08/2030	4.0	4.0	4.0
Foundation Consumer Brands LLC	(f)(l)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029	75.0	73.6	75.8
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029	7.7	7.7	7.7
Foundation Risk Partners Corp	(l)(m)(v)	Insurance	SF	+	4.8%			0.8%	10/2030	39.5	39.0	39.9
Foundation Risk Partners Corp	(l)(v)	Insurance	SF	+	4.8%			0.8%	10/2030	44.4	44.4	44.9
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2029	11.8	11.8	11.8
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2030	16.6	16.6	16.7
Frontline Road Safety LLC	(f)(l)(v)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/2032	79.0	78.6	78.8
Frontline Road Safety LLC	(v)	Capital Goods	SF	+	4.8%			0.0%	03/2032	3.4	3.4	3.4
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/2032	25.3	25.3	25.2
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%			0.0%	03/2032	12.3	12.3	12.3
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%				03/2032	14.3	14.3	14.2
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF	+	6.3%			1.0%	05/2028	123.3	123.3	122.7
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028	65.9	65.9	64.4
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	09/2028	4.1	4.0	4.1
Galway Partners Holdings LLC	(l)(m)(t)(v)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.0% PIK)	0.8%	09/2028	77.9	77.1	77.9
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028	8.9	8.9	8.9
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.0% PIK)	0.8%	09/2028	7.0	7.0	7.0
General Datatech LP	(f)(l)(m)(t)(v)	Software & Services	SF	+	6.3%			1.0%	06/2027	115.0	114.5	114.5
Gigamon Inc	(v)	Software & Services	SF	+	5.8%			0.8%	03/2028	7.5	7.5	6.9
Gigamon Inc	(i)(v)	Software & Services	SF	+	5.8%			0.8%	03/2029	104.5	103.9	97.2
Gigamon Inc	(x)	Software & Services	SF	+	5.8%			0.8%	03/2028	1.9	1.9	1.7
Gracent LLC	(ad)(v)	Health Care Equipment & Services			12.0%	PIK			02/2027	33.9	31.9	31.5
Granicus Inc	(l)(v)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	16.4	16.4	16.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Granicus Inc	(v)	Software & Services	SF	+	5.3%			0.8%	01/2031		$0.3	$0.3	$0.3
Granicus Inc	(l)(v)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031		5.0	5.0	5.1
Granicus Inc	(x)	Software & Services	SF	+	5.3%			0.8%	01/2031		2.0	2.0	2.0
Granicus Inc	(x)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031		1.0	1.0	1.0
Hargreaves Lansdown PLC	(v)(w)	Financial Services	SA	+	5.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/2032		£78.7	100.0	106.2
Heniff Transportation Systems LLC	(f)(l)(m)(v)	Transportation	SF	+	5.8%			1.0%	12/2026		$92.4	89.7	92.4
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	5.8%			1.0%	12/2026		8.8	8.6	8.8
Heniff Transportation Systems LLC	(x)	Transportation	SF	+	5.8%			1.0%	12/2026		9.1	9.1	9.1
Hibu Inc	(f)(l)(m)(t)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027		86.8	84.8	86.8
Hibu Inc	(f)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027		43.3	43.0	43.8
Hibu Inc	(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027		17.2	17.2	17.5
Higginbotham Insurance Agency Inc	(v)	Insurance	SF	+	4.8%			1.0%	11/2028		9.2	9.2	9.2
Higginbotham Insurance Agency Inc	(x)	Insurance	SF	+	4.8%			1.0%	11/2028		8.9	8.9	8.9
Highgate Hotels Inc	(l)(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029		33.5	33.2	33.8
Highgate Hotels Inc	(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029		1.3	1.3	1.3
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029		3.0	3.0	3.0
HKA	(m)(w)	Commercial & Professional Services	SF	+	5.5%	(0.0% PIK	/ 1.8% PIK)	0.5%	08/2029		3.5	3.4	3.5
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031		19.3	19.3	19.3
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031		4.5	4.5	4.5
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031		5.5	5.5	5.5
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.5%			0.8%	08/2031		0.5	0.5	0.5
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	11/2031		6.3	6.3	6.3
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.5%			0.8%	08/2031		1.0	1.0	1.0
Horizon CTS Buyer LLC	(l)(t)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/2032		73.2	72.9	73.1
Horizon CTS Buyer LLC	(v)	Capital Goods	SF	+	4.5%			0.8%	03/2032		1.4	1.4	1.4
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/2032		13.8	13.8	13.8
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.5%			0.8%	03/2032		15.9	15.9	15.9
Individual FoodService	(l)(v)	Capital Goods	SF	+	5.0%			1.0%	10/2029		74.5	73.4	74.5
Individual FoodService	(x)	Capital Goods	SF	+	5.0%			1.0%	10/2029		1.5	1.5	1.5
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	7.3%	(2.5% PIK	/ 2.5% PIK)	0.0%	09/2026		€91.1	106.7	101.8
Industry City TI Lessor LP	(s)(v)	Consumer Services			13.5%	(7.3% PIK	/ 7.3% PIK)		06/2026		$12.7	12.7	13.1
Inhabit IQ	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/2032		3.6	3.6	3.6
Inhabit IQ	(x)	Software & Services	SF	+	4.5%			0.8%	01/2032		2.2	2.2	2.2
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	4.8%	(0.0% PIK	/ 1.8% PIK)		11/2031	A$	3.9	2.5	2.9
Insight Global LLC	(i)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		$62.7	62.3	63.3
Insight Global LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		36.6	36.6	36.6
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			0.8%	05/2028		2.8	2.8	2.8
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		0.4	0.4	0.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Insightsoftware.Com Inc	(l)(v)	Software & Services	SF	+	5.3%			1.0%	05/2028	$41.3	$41.3	$41.3
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			0.8%	05/2028	25.8	25.8	25.8
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			1.0%	05/2028	4.9	4.9	4.9
Integrity Marketing Group LLC	(l)(v)	Insurance	SF	+	5.0%			0.8%	08/2028	98.8	98.8	98.8
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028	0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028	0.8	0.8	0.8
J S Held LLC	(v)	Insurance	SF	+	5.5%			1.0%	06/2028	1.1	1.1	1.1
J S Held LLC	(f)(l)(v)	Insurance	SF	+	5.5%			1.0%	06/2028	83.1	82.8	83.1
J S Held LLC	(v)	Insurance	SF	+	5.5%			1.0%	06/2028	6.3	6.3	6.3
J S Held LLC	(x)	Insurance	SF	+	5.5%			1.0%	06/2028	5.8	5.8	5.8
J S Held LLC	(x)	Insurance	SF	+	5.5%			1.0%	06/2028	13.8	13.8	13.9
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF	+	5.4%	PIK		1.0%	11/2028	210.7	207.1	210.7
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)(y)(z)	Commercial & Professional Services	SF	+	8.2%	PIK		1.0%	11/2028	95.6	94.1	47.6
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030	€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030	0.5	0.6	0.5
Lazer Logistics Inc	(v)	Transportation	SF	+	5.0%			0.8%	05/2029	$0.9	0.9	0.9
Lazer Logistics Inc	(f)(l)(v)	Transportation	SF	+	5.0%			0.8%	05/2030	24.0	23.9	24.3
Lazer Logistics Inc	(x)	Transportation	SF	+	5.0%			0.8%	05/2029	1.1	1.1	1.1
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	5.5	5.5	5.5
Legends Hospitality LLC	(f)(t)(v)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031	119.0	118.0	119.0
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	8.3	8.3	8.3
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031	6.9	6.9	6.9
Lionbridge Technologies Inc	(f)(i)(s)(t)(v)	Media & Entertainment	SF	+	7.0%			1.0%	12/2025	93.0	92.4	93.0
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/2028	99.0	98.2	95.4
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.0%	12/2028	£15.0	20.0	20.7
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028	3.4	4.3	4.7
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028	6.6	8.3	8.4
Magna Legal Services LLC	(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029	$5.1	5.1	5.1
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029	11.2	11.2	11.2
Magna Legal Services LLC	(l)(m)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029	18.0	17.9	18.1
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2028	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029	2.1	2.1	2.1
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	2.6	2.6	2.6
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.7	0.7	0.7
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	4.0	4.0	4.0
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	2.6	2.6	2.6
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	9.3	9.3	9.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
MB2 Dental Solutions LLC	(l)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		$146.3	$145.4	$148.1
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		31.1	31.1	31.5
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		10.7	10.7	10.7
Medallia Inc	(m)(v)	Software & Services	SF	+	6.5%	(4.0% PIK	/ 4.0% PIK)	0.8%	10/2028		230.5	229.2	210.5
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF	+	5.0%			1.0%	09/2027		118.1	117.9	118.1
Med-Metrix	(x)	Software & Services	SF	+	5.0%			1.0%	09/2027		7.8	7.8	7.8
Mercer Advisors Inc	(f)(v)	Financial Services	SF	+	4.8%			0.8%	10/2030		29.8	29.8	30.1
Mercer Advisors Inc	(x)	Financial Services	SF	+	4.8%			0.8%	10/2030		13.0	13.0	13.1
Misys Ltd	(v)(w)	Software & Services	SF	+	7.3%			1.0%	09/2029		0.3	0.3	0.3
Misys Ltd	(w)(x)	Software & Services	SF	+	7.3%			1.0%	09/2029		1.2	1.2	1.2
Model N Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031		29.6	29.5	29.7
Model N Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031		6.1	6.1	6.1
Model N Inc	(x)	Software & Services	SF	+	4.8%			0.8%	06/2031		3.2	3.2	3.2
NBG Home	(v)(y)	Consumer Durables & Apparel							03/2026		10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF	+	10.0%	PIK		1.0%	03/2026		32.7	30.7	4.3
NCI Inc	(ad)(v)	Software & Services	SF	+	7.5%	(0.0% PIK	/ 7.5% PIK)	1.0%	08/2028		31.4	31.6	31.4
Net Documents	(v)	Software & Services	SF	+	4.5%			1.0%	07/2029		1.2	1.2	1.2
Net Documents	(l)(v)	Software & Services	SF	+	4.5%			1.0%	07/2029		32.8	32.6	32.8
Net Documents	(x)	Software & Services	SF	+	4.5%			1.0%	07/2029		3.3	3.3	3.3
Netsmart Technologies Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/2031		47.4	47.2	47.8
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/2031		6.2	6.2	6.3
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/2031		6.3	6.3	6.3
New Era Technology Inc	(v)(y)(z)	Software & Services	SF	+	6.3%			1.0%	10/2026		4.7	4.7	2.8
New Era Technology Inc	(i)(v)(y)(z)	Software & Services	SF	+	6.3%			1.0%	10/2026		24.9	24.4	15.2
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.4%	(0.0% PIK	/ 2.1% PIK)	0.0%	06/2031	SEK	156.9	14.6	16.6
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.4%	(0.0% PIK	/ 2.1% PIK)	0.0%	06/2031		173.6	15.8	18.3
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E	+	5.3%	(0.0% PIK	/ 2.1% PIK)	0.0%	06/2031		€15.3	16.0	18.0
Nordic Climate Group Holding AB	(w)(x)	Commercial & Professional Services	SR	+	5.4%	(0.0% PIK	/ 2.1% PIK)	0.0%	06/2031	SEK	53.5	5.2	5.2
NovaTaste Austria GmbH	(v)(w)	Food, Beverage & Tobacco	E	+	5.5%			0.0%	04/2030		€4.7	4.9	5.5
OEConnection LLC	(l)(v)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/2031		$19.2	19.1	19.3
OEConnection LLC	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/2031		6.4	6.4	6.4
OEConnection LLC	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/2031		6.3	6.3	6.3
One Call Care Management Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	04/2027		4.8	4.7	4.8
Oxford Global Resources LLC	(f)(l)(m)(t)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		92.4	92.0	92.4
Oxford Global Resources LLC	(l)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		8.4	8.4	8.5
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		2.1	2.1	2.1
PartsSource Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028		80.8	80.2	80.8
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		2.1	2.1	2.1
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028		7.8	7.8	7.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PCI Pharma Services	(v)(w)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/2032	$14.7	$14.7	$14.7
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/2032	52.1	52.1	52.0
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/2032	9.9	9.9	9.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	(9.5% PIK	/ 9.5% PIK)	1.0%	08/2029	216.1	216.1	222.6
Production Resource Group LLC	(ad)(v)(y)(z)	Media & Entertainment	SF	+	8.5%	(12.5% PIK	/ 12.5% PIK)	0.3%	08/2029	206.1	197.4	122.2
Production Resource Group LLC	(ad)(v)(y)(z)	Media & Entertainment	SF	+	5.7%	(8.5% PIK	/ 8.5% PIK)	1.0%	08/2029	0.3	0.3	0.2
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	(9.5% PIK	/ 9.5% PIK)	1.0%	08/2029	10.3	9.9	10.6
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	(9.5% PIK	/ 9.5% PIK)	1.0%	08/2029	10.0	9.6	10.3
PSC Group	(v)	Transportation	SF	+	5.3%			0.8%	04/2030	1.0	1.0	1.0
PSC Group	(l)(v)	Transportation	SF	+	5.3%			0.8%	04/2031	17.3	17.2	17.4
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2030	1.4	1.4	1.4
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2031	1.8	1.8	1.8
PSKW LLC (dba ConnectiveRx)	(l)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/2028	101.8	101.8	101.8
Radwell International LLC	(i)(m)(v)	Capital Goods	SF	+	5.5%			0.8%	04/2029	67.6	67.6	67.7
Radwell International LLC	(v)	Capital Goods	SF	+	5.5%			0.8%	04/2029	2.1	2.1	2.1
Radwell International LLC	(x)	Capital Goods	SF	+	5.5%			0.8%	04/2029	60.4	60.4	60.5
Radwell International LLC	(x)	Capital Goods	SF	+	5.5%			0.8%	04/2029	4.8	4.8	4.8
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF	+	6.3%			0.0%	02/2028	43.8	43.2	41.5
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 8.3% PIK)	0.0%	02/2028	49.1	39.4	13.7
Resa Power LLC	(t)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	62.0	61.8	61.8
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	17.4	17.4	17.3
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/2032	8.6	8.6	8.6
Revere Superior Holdings Inc	(l)(m)(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	42.2	41.7	42.1
Revere Superior Holdings Inc	(x)	Software & Services	SF	+	5.0%			1.0%	10/2029	3.8	3.8	3.8
Rialto Capital Management LLC	(l)(v)	Financial Services	SF	+	5.0%			0.8%	12/2030	13.7	13.5	13.8
Rialto Capital Management LLC	(x)	Financial Services	SF	+	5.0%			0.8%	12/2030	0.5	0.5	0.5
Rockefeller Capital Management LP	(l)(v)	Financial Services	SF	+	4.8%			0.5%	04/2031	30.5	30.3	30.5
Rockefeller Capital Management LP	(x)	Financial Services	SF	+	4.8%			0.5%	04/2031	3.9	3.9	3.9
RSC Insurance Brokerage Inc	(i)(l)(v)	Insurance	SF	+	4.8%			0.8%	11/2029	192.7	189.2	192.7
RSC Insurance Brokerage Inc	(x)	Insurance	SF	+	4.8%			0.8%	11/2029	9.2	9.2	9.2
RSC Insurance Brokerage Inc	(x)	Insurance	SF	+	4.8%			0.8%	11/2029	9.7	9.6	9.7
Safe-Guard Products International LLC	(f)(l)(t)(v)	Financial Services	SF	+	4.8%			0.8%	04/2030	41.7	41.4	42.1
Safe-Guard Products International LLC	(x)	Financial Services	SF	+	4.8%			0.8%	04/2030	8.8	8.8	8.8
SAMBA Safety Inc	(m)	Software & Services	SF	+	4.8%			1.0%	09/2027	5.5	5.5	5.5
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%			1.0%	09/2027	0.7	0.7	0.7
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%			1.0%	09/2027	1.2	1.2	1.2
Service Express Inc	(l)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/2031	32.8	32.6	33.0
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/2031	5.8	5.8	5.9
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.8%			0.5%	08/2031	4.3	4.3	4.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Shaw Development LLC	(v)	Capital Goods	SF	+	6.0%			0.5%	10/2029	$28.4	$28.2	$26.0
Source Code LLC	(l)(t)(v)	Software & Services	SF	+	6.5%			1.0%	07/2027	52.8	52.3	52.8
Spins LLC	(t)(v)	Software & Services	SF	+	4.8%			1.0%	01/2029	32.6	32.6	32.7
Spins LLC	(x)	Software & Services	SF	+	4.8%			1.0%	01/2029	3.2	3.2	3.2
Spotless Brands LLC	(l)(v)	Consumer Services	SF	+	5.8%			1.0%	07/2028	30.6	30.3	30.9
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.5%			1.0%	07/2028	24.8	24.8	24.9
Spotless Brands LLC	(x)	Consumer Services	SF	+	5.5%			1.0%	07/2028	11.0	11.0	11.1
STV Group Inc	(f)	Capital Goods	SF	+	4.8%			0.8%	03/2031	9.9	9.8	10.0
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2030	8.3	8.3	8.3
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2031	11.9	11.9	12.0
Summit Interconnect Inc	(f)(m)(t)(v)	Capital Goods	SF	+	6.0%			1.0%	09/2028	133.7	133.1	122.7
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	1.1	1.1	1.1
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	15.5	15.1	15.5
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF	+	5.8%	PIK		1.0%	06/2027	31.7	31.7	31.7
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	4.5	4.5	4.5
Tangoe LLC	(m)(s)(v)	Software & Services	SF	+	6.7%	(1.7% PIK	/ 1.7% PIK)	1.0%	06/2026	168.8	166.0	151.9
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services			12.5%	PIK			06/2026	21.0	8.9	—
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components							07/2026	€45.1	40.1	4.0
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%	(2.0% PIK	/ 2.0% PIK)	0.8%	12/2027	$45.9	45.4	37.7
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	9.2	9.2	7.6
Time Manufacturing Co	(v)	Capital Goods	E	+	6.5%	(2.0% PIK	/ 2.0% PIK)	0.8%	12/2027	€13.8	14.6	13.4
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027	$14.6	14.6	12.0
Trackunit ApS	(v)(w)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/2032	49.8	49	49.0
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/2032	33.2	32.9	32.7
Trescal SA	(v)(w)	Commercial & Professional Services	E	+	5.0%			0.0%	04/2030	€5.9	6.6	6.9
Trescal SA	(w)(x)	Commercial & Professional Services	E	+	5.0%			0.0%	04/2030	4.4	4.9	5.3
Turnpoint Services Inc	(v)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	$0.2	0.2	0.2
Turnpoint Services Inc	(l)(v)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	8.4	8.3	8.3
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	1.4	1.4	1.4
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	2.5	2.5	2.5
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF	+	3.5%			0.5%	08/2029	1.7	1.7	1.7
USIC Holdings Inc	(f)(l)(t)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	121.0	120.4	122.7
USIC Holdings Inc	(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	6.9	6.9	6.9
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	4.6	4.6	4.7
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	8.2	8.2	8.2
Veriforce LLC	(f)(t)	Software & Services	SF	+	5.0%			0.8%	11/2031	36.9	36.7	37.1
Veriforce LLC	(v)	Software & Services	SA	+	5.0%			0.8%	11/2031	£13.5	16.9	18.6
Veriforce LLC	(x)	Software & Services	SF	+	5.0%			0.8%	11/2031	$4.7	4.7	4.7
Veriforce LLC	(x)	Software & Services	SF	+	5.0%			0.8%	11/2031	3.7	3.7	3.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Vermont Information Processing Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032		$8.4	$8.3	$8.3
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032		9.6	9.6	9.6
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%			0.5%	01/2032		2.9	2.9	2.9
Version1 Software Ltd	(v)(w)	Software & Services	E	+	5.2%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029		€2.0	1.9	2.3
Version1 Software Ltd	(w)(x)	Software & Services	E	+	5.2%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029		11.7	13.0	12.9
VetCor Professional Practices LLC	(l)(m)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		$67.6	67.1	67.6
VetCor Professional Practices LLC	(l)(v)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/2029		8.4	8.4	8.4
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		13.5	13.3	13.5
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		6.7	6.7	6.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		20.8	20.8	20.8
Vitu	(f)(t)	Software & Services	SF	+	4.8%			0.8%	01/2032		55.9	55.7	55.7
Vitu	(x)	Software & Services	SF	+	4.8%			0.8%	01/2031		9.1	9.1	9.1
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(i)(m)(t)(v)	Household & Personal Products	SF	+	6.3%			1.0%	11/2027		106.9	104.9	106.9
Waste Services Group Pty Ltd	(w)(x)	Commercial & Professional Services	BW	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	A$	11.2	6.9	6.9
Wealth Enhancement Group LLC	(v)	Financial Services	SF	+	5.0%			1.0%	10/2028		$3.5	3.5	3.5
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	5.0%			1.0%	10/2028		2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	5.0%			1.0%	10/2028		17.8	17.8	17.8
Wedgewood Weddings	(v)	Consumer Services	SF	+	4.8%			0.8%	06/2032		28.9	28.8	28.8
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.8%			0.8%	06/2032		5.8	5.8	5.8
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.8%			0.8%	06/2032		5.8	5.8	5.8
West Star Aviation Inc	(f)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		85.2	84.9	84.9
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%			0.8%	05/2032		2.4	2.4	2.4
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		17.9	17.9	17.8
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%			0.8%	05/2032		29.5	29.5	29.4
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		€55.4	59.4	63.9
Wittur Holding GmbH	(ab)(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		6.8	3.2	7.8
Woolpert Inc	(v)	Capital Goods	SF	+	5.0%			1.0%	04/2029		$0.9	0.9	0.9
Woolpert Inc	(f)(t)(v)	Capital Goods	SF	+	5.0%			1.0%	04/2030		91.0	91.0	91.9
Woolpert Inc	(x)	Capital Goods	SF	+	5.0%			1.0%	04/2029		17.6	17.6	17.6
Woolpert Inc	(x)	Capital Goods	SF	+	5.0%			1.0%	04/2030		17.8	17.8	18.0
Worldwise Inc	(ad)(v)(y)(z)	Household & Personal Products	SF	+	5.0%	(4.0% PIK	/ 4.0% PIK)	1.0%	03/2028		19.6	19.3	10.3
Worldwise Inc	(ad)(v)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.8	0.8	0.4
Worldwise Inc	(ad)(x)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.8	0.8	0.4
Xylem Kendall	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		13.1	13.1	13.1
Xylem Kendall	(v)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		0.8	0.8	0.8
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		20.5	20.5	20.5
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		1.9	1.9	1.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zellis Holdings Ltd	(v)(w)	Software & Services	SA	+	4.9%	(0.0% PIK	/ 2.2% PIK)	0.0%	08/2031	£2.8	$3.6	$3.8
Zellis Holdings Ltd	(w)(x)	Software & Services	SA	+	4.9%	(0.0% PIK	/ 2.2% PIK)	0.0%	08/2031	3.4	4.4	4.3
Zendesk Inc	(l)(m)(v)	Software & Services	SF	+	5.0%			0.8%	11/2028	$63.7	63.3	64.2
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028	9.7	9.7	9.8
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028	6.0	6.0	6.0
Zeus Industrial Products Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	02/2031	82.3	81.7	82.1
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	7.7	7.7	7.7
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2030	11.6	11.6	11.6
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	7.7	7.7	7.7
Total Senior Secured Loans—First Lien											9,811.9	9,470.7
Unfunded Loan Commitments											(1,415.4)	(1,415.4)
Net Senior Secured Loans—First Lien											8,396.5	8,055.3

Senior Secured Loans—Second Lien—11.0%
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF	+	9.0%	(0.0% PIK	/ 9.0% PIK)	1.0%	12/2028	7.5	7.3	7.5
Cubic Corp	(v)(y)(z)	Software & Services	SF	+	7.6%			0.8%	05/2029	44.8	41.4	35.1
Peraton Corp	(s)(v)	Capital Goods	SF	+	8.0%			1.0%	02/2029	175.0	168.8	156.0
Peraton Corp	(v)	Capital Goods	SF	+	7.8%			0.8%	02/2029	129.8	125.8	115.0
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.1	7.1	7.1
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.4	7.4	7.4
Solera LLC	(v)	Software & Services	SF	+	9.0%			1.0%	06/2029	335.9	324.7	335.9
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services							03/2034	8.3	4.9	4.8
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services							03/2036	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	€3.8	4.1	4.4
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	2.3	3.0	3.0
Worldwise Inc	(ad)(v)(y)(z)	Household & Personal Products	SF	+	5.2%	PIK		1.0%	03/2032	$0.4	0.2	0.2
Total Senior Secured Loans—Second Lien											694.7	676.4
Unfunded Loan Commitments											(3.0)	(3.0)
Net Senior Secured Loans—Second Lien											691.7	673.4

Other Senior Secured Debt—0.5%
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services			8.5%	PIK			11/2028	31.5	30.4	26.4
Recordati Industria Chimica e Farmaceutica SpA	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			6.8%				12/2029	€1.0	1.1	1.2
Recordati Industria Chimica e Farmaceutica SpA	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	3.9%			0.0%	12/2029	1.0	1.1	1.2
TIBCO Software Inc	(aa)(v)	Software & Services			6.5%				03/2029	$0.7	0.6	0.7
Total Other Senior Secured Debt											33.2	29.5

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Subordinated Debt—3.6%
Accuride Corp	(ad)(v)	Capital Goods	SF	+	4.5%	(3.0% PIK	/ 3.0% PIK)	1.0%	03/2030	$3.2	$4.2	$7.5
Alacrity Solutions Group LLC	(ad)(m)(v)	Insurance	SF	+	8.0%	PIK		1.0%	02/2030	3.5	3.5	3.5
Apex Service Partners LLC	(v)	Commercial & Professional Services			14.3%	PIK			04/2031	24.3	24.1	25.1
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods			10.0%	PIK			09/2028	45.1	21.4	17.7
Cyncly Refinancing	(v)(w)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2032	3.5	3.4	3.4
Cyncly Refinancing	(v)(w)	Software & Services	E	+	7.5%	PIK		0.0%	04/2032	€2.4	2.6	2.8
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2032	$1.6	1.6	1.6
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services			10.0%	PIK			07/2029	0.1	0.1	0.1
Recordati Industria Chimica e Farmaceutica SpA	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	7.0%	PIK		0.0%	03/2030	€51.6	58.0	59.6
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services							04/2030	$12.7	8.9	12.4
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services							04/2030	49.1	32.0	43.3
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	7.3%			0.5%	01/2030	19.0	18.6	19.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	9.0%	PIK		0.5%	01/2031	30.5	30.3	30.5
Total Subordinated Debt											208.7	226.5
Unfunded Debt Commitments											(1.6)	(1.6)
Net Subordinated Debt											207.1	224.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—32.5%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)								8,516,891	$14.0	$—
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%	(3.0% PIK	/ 3.0% PIK)		12/2029	$62.5	61.1	54.4
Abacus JV, ABF Equity	(ad)(v)(w)(y)	Insurance								8,843,986	8.8	0.4
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services								1,339,253	1.5	1.0
Altavair AirFinance, ABF Equity	(ac)(v)(w)	Capital Goods								89,503,282	90.0	101.0
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF	+	10.0%			0.0%	01/2030	$9.8	9.8	9.8
Australis Maritime II, ABF Equity	(ad)(v)(w)	Transportation								19,714,001	19.7	19.8
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation								11,293,291	11.3	10.7
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/2030	$18.9	18.9	19.0
Avenue One PropCo, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)								10,339,283	10.3	8.1
Avenue One PropCo, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.0%	PIK			03/2034	$33.5	33.5	33.5
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services								720,108,628	74.9	61.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR	+	9.3%		0.0%	01/2034	SEK	15.0	$1.3	$1.6
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%		1.0%	01/2028		$60.0	60.0	60.6
Bausch Health Cos Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%		1.0%	01/2028		$60.0	60.0	60.6
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components								54,407	—	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF	+	9.0%		1.0%	06/2026		$76.5	75.4	76.5
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF	+	9.0%		1.0%	06/2026		$12.0	12.0	12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF	+	9.0%		1.0%	06/2026		$36.1	36.1	36.1
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)								9,685,956	11.4	17.5
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%			12/2028		$19.4	19.0	19.4
Curia Global Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%		1.0%	01/2029		$42.0	42.0	42.4
Curia Global Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%		1.0%	01/2029		$41.3	41.3	41.7
Drive Revel, ABF Equity	(v)(w)	Financial Services								12,114,808	13.2	16.9
EW Scripps Co/The, Revolver	(v)(w)	Media & Entertainment	SF	+	5.5%		0.8%	03/2028		$31.9	31.9	31.9
EW Scripps Co/The, Revolver	(w)(x)	Media & Entertainment	SF	+	5.5%		0.8%	03/2028		$29.1	29.1	29.1
Florida Food Products LLC, Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/2028		$20.5	20.5	20.5
Florida Food Products LLC, Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	06/2028		$4.0	4.0	4.0
Fortna Group Inc, Revolver	(v)(w)	Capital Goods	SF	+	4.8%		0.8%	06/2029		$41.0	41.0	41.0
Fortna Group Inc, Revolver	(w)(x)	Capital Goods	SF	+	4.8%		0.8%	06/2029		$41.0	41.0	41.0
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services								425,557,318	242.9	197.4
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services								1,222,206	1.4	2.3
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services								5,255,127	5.3	4.5
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services								53,899,361	53.9	48.1
Global Lending Services LLC, ABF Equity	(v)(w)(y)	Financial Services								157,381	0.2	0.2
Global Lending Services LLC, Bond	(v)(w)	Financial Services			12.5%	PIK		12/2032		$0.3	0.3	0.3
Global Lending Services LLC, Bond	(v)(w)	Financial Services			12.5%	PIK		02/2033		$0.2	0.2	0.2
Global Lending Services LLC, Bond	(v)(w)	Financial Services			12.5%			05/2033		$0.1	0.1	0.1
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services								10,662,084	10.7	13.3
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)	Financial Services								21,024,831	21.0	21.8
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services			9.3%	PIK		03/2034		$35.1	35.1	35.1
GreenSky Holdings LLC, Term Loan	(ac)(x)	Financial Services			9.3%	PIK		03/2034		$3.0	3.0	3.0
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance								536,709	0.5	4.3
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance			12.0%					$69.7	69.7	69.7
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods								98,178,137	98.2	104.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%				05/2026	$39.1	$39.1	$16.3
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment						35,894	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services						3,610,507	3.6	3.0
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods						3,306	—	1.4
Lennar Corp, ABF Equity	(v)(w)	Consumer Durables & Apparel						17,673,700	17.7	20.9
Lennar Corp, Term Loan	(v)(w)	Consumer Durables & Apparel	10.8%	(0.0% PIK	/ 10.8% PIK)		08/2029	$13.8	13.8	13.8
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(aa)(v)(w)	Real Estate Management & Development	7.3%				03/2070	$1.0	1.0	1.0
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(aa)(v)(w)	Real Estate Management & Development	0.3%				03/2070	$40.4	0.3	0.3
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(aa)(v)(w)	Real Estate Management & Development	7.3%				03/2070	$0.9	0.9	0.9
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(aa)(v)(w)	Real Estate Management & Development	1.2%				03/2070	$40.4	1.3	1.3
Morgan Stanley Residential Mortgage Loan Trust 2025-HX1, ABS	(aa)(v)(w)	Real Estate Management & Development	7.3%				03/2070	$0.7	0.6	0.6
My Community Homes PropCo 2, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)						26,991,221	27.0	12.6
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5%	PIK			03/2034	$66.9	66.9	66.9
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5%	PIK			04/2035	$4.1	4.1	4.1
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5%	PIK			06/2035	$21.5	21.5	21.5
NewStar Clarendon 2014-1A Class D	(v)(w)(y)	Financial Services					01/2027	$8.3	0.3	1.4
Norway_France, ABF Equity	(v)(w)	Financial Services						7,705,864	8.6	9.6
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services						63,424,479	69.0	79.4
Powin Energy Corp/NV, Revolver	(v)	Capital Goods	13.5%	PIK			09/2027	—	—	—
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods						210,667	—	—
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods						823,011	—	—
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods						823,011	—	—
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods						210,667	—	—
Prime ST LLC, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)						5,612,193	8.9	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%	(6.0% PIK	/ 6.0% PIK)		03/2030	$62.4	61.1	27.9
Residential Opportunities I LLC, ABF Equity	(v)(y)	Real Estate Management & Development						39	—	0.1
Roemanu LLC, ABF Equity	(ad)(v)	Financial Services						203,835,091	202.1	196.7
Roemanu LLC, ABF Equity	(ad)(v)	Financial Services						16,943,296	16.9	16.4
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%				07/2030	$3.4	2.5	1.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development			31.0%		10/2053	$5.2	$8.5	$6.9
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)	Financial Services						22,564,697	22.6	24.9
SunPower Financial, ABF Equity	(v)(w)	Financial Services						2,798,628	2.8	3.0
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA	+	7.0%	1.5%	09/2026	£35.7	44.4	49.3
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA	+	7.0%	1.5%	09/2026	£7.7	10.1	9.8
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services			8.0%			£1.8	2.4	2.6
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(v)(w)	Materials	SF	+	4.8%	1.0%	01/2028	$117.1	117.1	118.1
Tropicana Products Inc, Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/2029	$66.6	66.6	66.6
Tropicana Products Inc, Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/2029	$18.3	18.3	18.3
Vehicle Secured Funding Trust, ABF Equity	(v)(w)	Financial Services						10,555,713	10.6	12.4
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services			15.0%		01/2046	$31.7	31.7	31.7
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF	+	5.8%	1.0%	12/2026	$33.7	33.7	34.0
Weber-Stephen Products LLC, Revolver	(w)(x)	Consumer Discretionary Distribution & Retail	SF	+	5.8%	1.0%	12/2026	$49.6	49.6	50.1
Total Asset Based Finance									2,421.1	2,302.1
Unfunded Asset Based Finance Commitments									(302.3)	(302.3)
Net Asset Based Finance									2,118.8	1,999.8

Credit Opportunities Partners JV, LLC—26.6%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC						$1,934.9	1,869.4	1,632.0
Total Credit Opportunities Partners JV, LLC									1,869.4	1,632.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—16.8%(e)
48Forty Solutions LLC, Common Stock	(ac)(v)(y)	Commercial & Professional Services							25,122	$—	$—
Accuride Corp, Common Stock	(ad)(v)(y)	Capital Goods							4,232,815	—	—
Accuride Corp, Preferred Stock	(ad)(v)(y)	Capital Goods							2,422,249	—	—
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			11.8%	PIK			73,571	72.6	77.2
Alacrity Solutions Group LLC, Common Stock	(ad)(m)(v)(y)	Insurance							2,144	1.9	0.4
Alacrity Solutions Group LLC, Preferred Equity	(ad)(m)(v)	Insurance	SF	+	8.0%	PIK	1.0%		2,293	2.3	1.9
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services							2,655,491	2.7	2.2
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services			11.5%	PIK			18,575	18.2	15.1
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			10.8%	PIK			353,684	348.8	363.9
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods							500	5.0	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods							900	4.0	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods								6,516	$9.9	$—
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail								1,264,079	21.8	33.4
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco								11,167,000	—	16.8
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco								147,815,378	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco							09/2028	161,828	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco							09/2028	1,918,831	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment								2,023,714	—	10.3
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment								227,802	7.5	4.7
Constellis Holdings LLC, Preferred Equity	(ac)(v)(y)	Capital Goods							12/2028	69,653	3.2	2.4
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods								849,702	10.3	—
Cubic Corp, Preferred Stock	(v)(y)(z)	Software & Services			11.0%	PIK				57,915	55.5	37.4
Diversified Energy Co PLC, Common Stock	(n)(o)(w)	Energy								1,897,013	22.7	28.3
Diversified Energy Co PLC, Common Stock	(aa)(n)(o)(w)	Energy								209,772	2.8	3.1
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel								87,405	13.5	17.1
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel			15.9%	PIK				3,399	5.4	6.1
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel								7,701,195	2.5	1.3
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services								250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services								1,000	8.2	1.1
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services								745	—	—
HM Dunn Co Inc, Common Stock	(ad)(s)(v)(y)	Capital Goods								975	—	—
HM Dunn Co Inc, Preferred Equity	(ad)(v)	Capital Goods			12.0%	PIK				15,000	12.5	12.5
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment								33,034	3.8	—
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)	Materials								102,237	135.2	135.2
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services								26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services								26,230,661	48.3	—
Kestra Financial Inc, Preferred Equity	(v)	Financial Services			12.0%	PIK				1,846	1.8	1.8
Kestra Financial Inc, Preferred Equity	(x)	Financial Services			12.0%	(0.0% PIK	/ 12.0% PIK)			9,230	9.2	9.2
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail								7,946,073	8.0	2.5
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services								4,938,192	4.9	7.7
Med-Metrix, Common Stock	(h)	Software & Services								29,403	—	15.9
Med-Metrix, Preferred Stock	(h)	Software & Services			8.0%	PIK				38,197	3.8	3.8
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services								6,978,924	7.0	7.4
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	SF	+	12.3%	PIK		0.0%		97,348	93.3	95.0
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services								30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services								49,406	20.2	36.7
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)		Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services					34,872	$2.1	$1.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services					371,992	22.8	19.8
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services	9.0%	PIK		10/2029	10,457	10.7	12.7
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products					30,000	3.0	2.0
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment					434,250	18.1	—
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment					140	—	—
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy					837,780	3.1	1.8
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel					4,563	8.3	3.6
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services					5,521,128	5.5	10.5
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services					1,035,212	1.0	4.1
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services					8,301,000	0.7	0.7
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services					143,400	0.2	0.1
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services					42,731	7.1	9.4
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel					5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods					394,128,646	4.2	7.5
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods					1,272,105	1.3	2.4
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods					11,630	8.0	15.2
Worldwise Inc, Common Stock	(ad)(v)(y)	Household & Personal Products					9,765	0.6	—
Total Equity/Other								1,063.5	1,042.1
Unfunded Equity/Other Commitments								(9.2)	(9.2)
Net Equity/Other								$1,054.3	$1,032.9
TOTAL INVESTMENTS—222.2%								$14,371.0	13,647.8
LIABILITIES IN EXCESS OF OTHER ASSETS—(122.2%)									(7,506.8)
NET ASSETS—100%									$6,141.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at June 30, 2025	Unrealized Appreciation (Depreciation)
EUR	2/15/2028	JP Morgan Chase Bank	€	4.6	Sold	$5.2	$5.6	$(0.4)
EUR	12/28/2029	JP Morgan Chase Bank	€	5.7	Sold	6.6	7.2	(0.6)
GBP	10/27/2025	JP Morgan Chase Bank	£	1.5	Sold	1.9	2.1	(0.2)
GBP	12/31/2025	JP Morgan Chase Bank	£	27.8	Sold	35.1	38.2	(3.1)
GBP	1/20/2026	JP Morgan Chase Bank	£	6.2	Sold	7.5	8.5	(1.0)
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	18.5	(1.9)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.4	4.8	(0.4)
GBP	8/28/2026	JP Morgan Chase Bank	£	4.8	Sold	6.0	6.6	(0.6)
GBP	8/28/2026	JP Morgan Chase Bank	£	8.6	Sold	10.8	11.8	(1.0)
GBP	2/15/2028	JP Morgan Chase Bank	£	8.6	Sold	11.1	11.7	(0.6)
SEK	10/27/2025	JP Morgan Chase Bank	SEK	266.0	Sold	24.9	28.3	(3.4)
SEK	4/14/2027	JP Morgan Chase Bank	SEK	167.0	Sold	16.4	18.2	(1.8)
SEK	6/21/2027	JP Morgan Chase Bank	SEK	69.8	Sold	6.7	7.6	(0.9)
SEK	2/15/2028	JP Morgan Chase Bank	SEK	54.8	Sold	5.3	6.0	(0.7)
SEK	6/30/2028	JP Morgan Chase Bank	SEK	251.7	Sold	27.6	27.8	(0.2)
SEK	12/28/2029	JP Morgan Chase Bank	SEK	57.3	Sold	5.7	6.5	(0.8)
Total						$191.8	$209.4	$(17.6)
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
Interest Rate Swap	6.875% Notes	6.875%	SOFR + 2.754%	ING Capital Markets LLC	8/15/2029	$200	$8	$—	$3
Interest Rate Swap	6.875% Notes	6.875%	SOFR + 2.788%	ING Capital Markets LLC	8/15/2029	400	16	—	6
Interest Rate Swap	6.125% Notes	6.125%	SOFR + 2.137%	ING Capital Markets LLC	1/15/2030	600	34	—	34
Interest Rate Swap	6.125% Notes	6.125%	SOFR + 2.061%	ING Capital Markets LLC	1/15/2030	100	5	—	5
Total						$1,300	$63	$—	$48
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2025, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 1.94%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 3.65%, the Australian Bank Bill Swap Rate, or BBSW or “BW”, was 3.60%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 2.13%, the Sterling Overnight Index Average, or SONIA or “SA”, was 4.10%, and the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.29%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

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
(w)The investment, or a portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2025, 71.0% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of June 30, 2025.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the six months ended June 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC	$148.5	$6.4	$—	$—	$(67.2)	$87.7	$1.7	$6.3	$—	$—
48Forty Solutions LLC	3.0	4.4	(0.6)	—	(3.8)	3.0	0.2	—	—	—
Affordable Care Inc	35.2	3.1	(1.0)	—	(0.8)	36.5	1.3	0.6	—	—
Affordable Care Inc	22.2	0.3	—	—	(0.4)	22.1	0.8	0.4	—	—
Belk Inc	29.5	—	(4.0)	—	0.2	25.7	2.0	—	—	—
Galaxy Universal LLC	86.3	—	(0.5)	—	(0.4)	85.4	4.7	—	0.2	—
Galaxy Universal LLC	18.5	1.9	—	—	(0.4)	20.0	1.0	—	0.1	—
Galaxy Universal LLC	—	45.5	—	—	(1.1)	44.4	2.2	—	2.0	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2024		Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Galaxy Universal LLC	$—		$37.5	$—	$—	$(0.2)	$37.3	$1.1	$—	$1.1	$—
One Call Care Management Inc	4.7		—	—	—	0.1	4.8	0.6	—	—	—
Senior Secured Loans—Second Lien
Constellis Holdings LLC	7.0		0.5	—	—	—	7.5	0.5	0.2	—	—
Other Senior Secured Debt
One Call Care Management Inc	25.1		1.4	—	—	(0.1)	26.4	—	1.4	—	—
Asset Based Finance
Accelerator Investments Aggregator LP, ABF Equity	0.9		—	—	—	0.1	1.0	—	—	—	—
Altavair AirFinance, ABF Equity	128.2	—	—	(32.0)	(0.5)	5.3	101.0	—	—	—	12.7
GreenSky Holdings LLC, ABF Equity	14.9		—	—	—	(1.6)	13.3	—	—	—	—
GreenSky Holdings LLC, ABF Equity	22.3		2.6	(2.2)	—	(0.9)	21.8	—	—	—	2.6
GreenSky Holdings LLC, Term Loan	33.5		1.6	—	—	—	35.1	—	1.4	—	—
Equity/Other
48Forty Solutions LLC, Common Stock	—		—	—	—	—	—	—	—	—	—
Affordable Care Inc, Preferred Stock	73.1		4.7	—	—	(0.6)	77.2	—	4.8	—	—
athenahealth Inc, Preferred Stock	361.3		19.8	(20.1)	0.4	2.5	363.9	—	19.9	—	—
Belk Inc, Common Stock	27.1		4.2	—	—	2.1	33.4	—	—	—	—
Constellis Holdings LLC, Private Equity	—		—	—	—	—	—	—	—	—	—
Constellis Holdings LLC, Preferred Equity	3.4		—	—	—	(1.0)	2.4	—	—	—	—
Galaxy Universal LLC, Common Stock	49.2		—	(30.4)	8.5	(10.2)	17.1	—	—	—	—
Galaxy Universal LLC, Trade Claim	1.9		—	—	—	(0.6)	1.3	—	—	—	—
Galaxy Universal LLC, Preferred Stock	7.2		0.5	—	—	(1.6)	6.1	—	0.7	—	—
One Call Care Management Inc, Preferred Stock A	20.7		—	—	—	(0.9)	19.8	—	—	—	—
One Call Care Management Inc, Common Stock	1.9		—	—	—	—	1.9	—	—	—	—
One Call Care Management Inc, Preferred Stock B	12.2		0.3	—	—	0.2	12.7	—	0.5	—	—
Proserv Acquisition LLC, Class A Preferred Units	2.2		—	—	—	(0.4)	1.8	—	—	—	—
Total	$1,140.0		$134.7	$(90.8)	$8.4	$(81.7)	$1,110.6	$16.1	$36.2	$3.4	$15.3
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the six months ended June 30, 2025.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the six months ended June 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Alacrity Solutions Group LLC	$—	$10.4	$—	$—	$0.1	$10.5	$0.4	$—	$—	$—
Alacrity Solutions Group LLC	—	—	—	—	0.1	0.1	—	—	—	—
ATX Networks Corp	37.0	1.1	(37.5)	—	(0.6)	—	—	0.7	—	—
ATX Networks Corp	15.3	11.0	—	—	—	26.3	—	1.1	—	—
ATX Networks Corp	50.6	37.0	—	—	0.4	88.0	—	3.9	—	—
Gracent LLC	29.6	2.4	—	—	(0.5)	31.5	0.5	1.9	—	—
HM Dunn Co Inc	34.8	—	(13.0)	(2.5)	—	19.3	1.8	—	—	—
HM Dunn Co Inc	3.4	1.1	—	—	(0.3)	4.2	0.2	—	—	—
Kellermeyer Bergensons Services LLC	201.6	10.6	(1.0)	—	(0.5)	210.7	—	10.6	—	—
Kellermeyer Bergensons Services LLC	87.7	5.9	—	—	(46.0)	47.6	—	3.9	—	—
NCI Inc	32.1	—	(0.7)	—	—	31.4	1.9	—	—	—
Production Resource Group LLC	195.9	6.9	(1.5)	—	(79.1)	122.2	1.3	6.9	—	—
Production Resource Group LLC	0.3	0.1	—	—	(0.2)	0.2	—	—	—	—
Production Resource Group LLC	67.7	3.2	—	—	0.2	71.1	1.0	3.2	—	—
Production Resource Group LLC	37.2	1.8	—	—	(0.1)	38.9	0.5	1.8	—	—
Production Resource Group LLC	107.4	5.1	—	—	0.1	112.6	1.6	5.1	—	—
Production Resource Group LLC	—	9.9	—	—	0.7	10.6	0.1	0.3	—	—
Production Resource Group LLC	—	9.6	—	—	0.7	10.3	0.2	—	—	—
Wittur Holding GmbH	54.1	4.8	(15.0)	—	11.0	54.9	0.5	1.4	—	—
Wittur Holding GmbH	—	15.1	—	—	1.7	16.8	—	0.1	—	—
Worldwise Inc	19.1	0.2	—	—	(9.0)	10.3	0.3	0.2	—	—
Worldwise Inc	—	0.8	—	—	(0.8)	—	—	—	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	7.1	—	—	—	—	7.1	0.4	—	—	—
Quoizel, LLC	7.4	—	—	—	—	7.4	0.4	—	—	—
Worldwise Inc	—	0.2	—	—	—	0.2	—	—	—	—
Other Senior Secured Debt
JW Aluminum Co	76.6	—	(76.4)	0.3	(0.5)	—	1.9	—	—	—
Subordinated Debt
Accuride Corp	—	4.2	—	—	3.3	7.5	0.1	—	—	—
Alacrity Solutions Group LLC	—	3.5	—	—	—	3.5	—	0.2	—	—
ATX Networks Corp	32.9	—	—	—	(15.2)	17.7	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	54.5	0.1	—	—	(0.2)	54.4	2.9	0.9	—	—
801 5th Ave, Seattle, ABF Equity	—	—	—	—	—	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Abacus JV, ABF Equity	$24.6	$—	$(27.0)	$0.7	$2.1	$0.4	$—	$—	$—	$—
Australis Maritime, Common Stock	11.3	—	(0.3)	—	(0.3)	10.7	—	—	—	—
Australis Maritime II, ABF Equity	19.8	4.2	(4.2)	—	—	19.8	—	—	—	0.6
Avenue One PropCo, ABF Equity	10.2	—	—	—	(2.1)	8.1	—	—	—	—
Avenue One PropCo, Term Loan	32.3	1.2	—	—	—	33.5	—	1.1	—	—
Avida Holding AB, Common Stock	60.4	—	—	—	0.6	61.0	—	—	—	—
Avida Holding AB, Subordinated Bond	1.3	—	—	—	0.3	1.6	0.1	—	—	—
Capital Automotive LP, ABF Equity	32.9	—	(17.5)	6.8	(4.7)	17.5	—	—	—	0.9
Capital Automotive LP, Structured Mezzanine	40.1	0.1	(20.8)	0.1	(0.1)	19.4	1.7	—	—	—
Discover Financial Services, Subordinated Loan	38.8	—	(38.8)	—	—	—	2.7	—	—	—
Discover Financial Services, ABF Equity	21.7	—	(21.4)	0.5	(0.8)	—	—	—	—	1.1
Kilter Finance, Preferred Stock	85.4	—	(15.7)	—	—	69.7	4.3	—	—	—
Kilter Finance, ABF Equity	0.5	—	—	—	3.8	4.3	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	146.7	—	(42.6)	3.3	(2.5)	104.9	—	—	—	8.4
KKR Central Park Leasing Aggregator L.P., Partnership Interest	15.8	—	—	—	0.5	16.3	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	0.1	—	—	—	—	0.1	—	—	—	0.2
KKR Rocket Loans Aggregator LLC, Partnership Interest	4.3	—	(1.3)	—	—	3.0	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	7.2	—	(2.9)	0.3	(3.2)	1.4	—	—	—	6.0
My Community Homes PropCo 2, ABF Equity	15.6	6.7	—	—	(9.7)	12.6	—	—	—	—
My Community Homes PropCo 2, Term Loan	64.4	2.5	—	—	—	66.9	—	2.5	—	—
My Community Homes PropCo 2, Term Loan	—	4.1	—	—	—	4.1	—	0.1	—	—
My Community Homes PropCo 2, Term Loan	—	21.5	—	—	—	21.5	—	0.1	—	—
Prime St LLC, ABF Equity	—	—	—	—	—	—	—	—	—	—
Prime St LLC, Structured Mezzanine	27.6	0.1	—	—	0.2	27.9	1.9	1.9	—	—
Roemanu LLC, ABF Equity	238.9	—	(17.5)	—	(8.3)	213.1	—	—	—	6.0
TDC LLP, Preferred Equity	36.8	6.1	(42.0)	1.0	0.7	2.6	0.9	—	—	—
TDC LLP, ABF Equity	1.9	—	(2.0)	—	0.1	—	—	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,363.3	297.7	—	—	(29.0)	1,632.0	—	—	—	110.1
Equity/Other
Accuride Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Accuride Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Common Stock	—	1.9	—	—	(1.5)	0.4	—	—	—	—
Alacrity Solutions Group LLC, Preferred Equity	—	2.3	—	—	(0.4)	1.9	—	0.1	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	—	—	—	—	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of June 30, 2025
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Borden (New Dairy Opco), Common Stock	$18.4	$—	$—	$—	$(1.6)	$16.8	$—	$—	$—	$—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	5.0	—	—	—	(3.9)	1.1	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	0.1	—	—	(7.1)	7.0	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Equity	—	12.5	—	—	—	12.5	—	—	—	—
HM Dunn Co Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.5	—	—	—	(2.5)	—	—	—	—	—
JW Aluminum Co, Preferred Stock	152.3	—	(156.4)	(58.1)	62.2	—	—	—	—	—
JW Aluminum Co, Preferred Stock	—	135.2	—	—	—	135.2	—	—	—	—
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	15.1	—	—	—	(15.1)	—	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	33.1	—	—	—	3.6	36.7	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	67.2	—	—	—	(67.2)	—	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	6.1	—	—	—	(2.5)	3.6	—	—	—	—
Quorum Health Corp, Trade Claim	0.9	—	—	—	(0.2)	0.7	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	10.1	0.9	—	—	(0.5)	10.5	—	—	—	—
Quorum Health Corp, Private Equity	—	1.0	—	—	3.1	4.1	—	—	—	—
Quorum Health Corp, Private Equity	10.9	—	—	—	4.3	15.2	—	—	—	—
Worldwise Inc, Common Stock	0.7	—	—	—	(0.7)	—	—	—	—	—
Total	$3,776.7	$643.0	$(555.5)	$(54.7)	$(203.0)	$3,606.5	$27.6	$48.0	$—	$133.3
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the six months ended June 30, 2025.

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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization
FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC. The Company has concluded that there are no subsequent events that would require adjustment or disclosure in the consolidated financial statements.
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
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company holds investments in certain preferred securities that accumulate paid-in-kind interest income, or PIK income, to be paid upon the redemption, liquidation or maturity of the underlying investment. Such PIK income is accumulated onto the principal balance of the respective security. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. When a PIK income-paying investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. Payments received on non-accrual investments may be recognized as income or applied to principal depending upon the collectability of the remaining principal and interest. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts. For the six months ended June 30, 2025 and 2024, the Company recognized $15 and $21, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statements of operations.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2025 and 2024:

Six Months Ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
Share Repurchase Program	—	—	—	—
Net Proceeds from Share Transactions	—	—	—	—
During the six months ended June 30, 2025, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 351,873 shares of common stock in the open market at an average price per share of $21.03 (totaling $7) pursuant to the DRP, and distributed such shares to participants in the DRP. During the six months ended June 30, 2024, the administrator for the Company’s DRP purchased 1,628,448 shares of common stock in the open market at an average price per share of $19.95 (totaling $32) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from July 1, 2025 to July 31, 2025, the administrator for the DRP purchased 343,451 shares of common stock in the open market at an average price per share of $21.36 (totaling $7) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
“At the Market” Offering
On May 9, 2025, the Company entered into equity distribution agreements, or the Equity Distribution Agreements, by and among the Company and the Adviser, and each of Truist Securities, Inc., RBC Capital Markets, LLC, KKR Capital Markets LLC, and SMBC Nikko Securities America, Inc., or the Sales Agents. The Equity Distribution Agreements provide that the Company may, from time to time, issue and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $750, through the Sales Agents or to them as principals for their own respective accounts, in an “at the market offering,” as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act.
Sales of shares, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on The New York Stock Exchange or a similar securities exchange or sales made to or through a market maker other than on an exchange and by any other method permitted by law, which may include block trades, at prices related to prevailing market prices or negotiated prices.
The Sales Agents will receive a commission from the Company of up to 1.5% of the gross sales price of any shares sold through such Sales Agent under the Equity Distribution Agreements. The offering price per share of shares less commissions payable under the Equity Distribution Agreements and discounts, if any, will not be less than the net asset value per share of the Company’s common stock at the time of such sale, provided, that the Adviser may, but is not obligated to, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of any shares sold in the offering will not be less than the Company’s then-current net asset value per share. Any such payments made by the Adviser will not be subject to reimbursement by the Company.
During the three and six months ended June 30, 2025, the Company did not issue or sell shares of its common stock under the Equity Distribution Agreements.

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
The Adviser has agreed to exclude from the calculation of the subordinated incentive fee on income and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the acquired FSKR investments determined in accordance with Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues as a result of the June 16, 2021 merger of FSKR.
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
Pursuant to the administration agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P., which does business as Future Standard, or Future Standard, and KKR Credit Advisors (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than quarterly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the administration agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Company’s board of directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Company’s board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Company’s board of directors compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three and six months ended June 30, 2025 and 2024:

			Three Months Ended		Six Months Ended
Related Party			June 30,		June 30,
	Source Agreement	Description	2025	2024	2025	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$53	$54	$105	$109
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$36	$45	$75	$88
The Adviser	Administration agreement	Administrative Services Expenses(3)	$2	$2	$5	$5
________________
(1)During the six months ended June 30, 2025 and 2024, $105 and $111 in base management fees were paid to the Adviser. As of June 30, 2025, $53 in base management fees were payable to the Adviser.
(2)During the six months ended June 30, 2025 and 2024, $74 and $85, respectively, of subordinated incentive fees on income were paid to the Adviser. As of June 30, 2025, subordinated incentive fees on income of $36 were payable to the Adviser.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
(3)During the six months ended June 30, 2025 and 2024, $4 and $4, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.4 for the six months ended June 30, 2025. The Company paid $2 and $3, respectively, in administrative services expenses to the Adviser during the six months ended June 30, 2025 and 2024.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to KKR FS Income Trust and KKR FS Income Trust Select, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with Future Standard or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2024.
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
On June 16, 2025, the Company applied for streamlined co-investment exemptive relief, which, if granted by the SEC, would similarly permit co-investments with certain affiliates but would simplify certain of the conditions under the current order and provide more flexibility than the current order. The streamlined co-investment exemptive relief would supersede the exemptive order issued by the SEC on January 5, 2021, except to the extent the Company continues to rely on the FS Order solely with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018.
Affiliated Purchaser Program
As previously disclosed, certain affiliates of the owners of the Adviser committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company’s common stock. In August 2023 and March 2024, that investment vehicle entered into a written trading plan with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the sale of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 5. Distributions
The following tables reflect the distributions per share that the Company has declared on its common stock during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
May 5, 2025	Base	June 18, 2025	July 2, 2025	0.64
May 5, 2025	Supplemental	June 18, 2025	July 2, 2025	0.06
Total Dividends Declared				$1.40

	For the Six Months Ended June 30, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
November 2, 2023	Special	May 15, 2024	May 29, 2024	0.05
May 2, 2024	Base	June 12, 2024	July 2, 2024	0.64
May 2, 2024	Supplemental	June 12, 2024	July 2, 2024	0.06
Total Dividends Declared				$1.50
On July 31, 2025, the Company’s board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about October 2, 2025 to stockholders of record as of the close of business on September 17, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025		2024
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	392	100%	420	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$392	100%	$420	100%
________________
(1)During the six months ended June 30, 2025 and 2024, 83.6% and 88.3%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.0% and 2.8%, respectively, was attributable to non-cash accretion of discount and 14.4% and 8.9%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2025, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,871. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of June 30, 2025 and December 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $1,195 and $1,254, respectively. As of June 30, 2025 and December 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $1,912 and $1,762, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $15,023 and $14,760 as of June 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,375) and $(1,270) as of June 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of June 30, 2025, the Company had a gross deferred tax liability of $5 and net deferred tax liability of $0 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries, a deferred tax asset of $130 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2025, certain wholly-owned taxable subsidiaries anticipated that they

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $125. During the six months ended June 30, 2025, the Company recorded a provision for taxes related to wholly-owned taxable subsidiaries of $11 related to current taxes.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	(Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,397	$8,055	59.0%	$7,995	$7,795	57.8%
Senior Secured Loans—Second Lien	692	673	4.9%	690	693	5.1%
Other Senior Secured Debt	33	30	0.2%	130	123	0.9%
Subordinated Debt	207	225	1.6%	214	233	1.7%
Asset Based Finance	2,119	2,000	14.7%	2,232	2,102	15.6%
Credit Opportunities Partners JV, LLC	1,869	1,632	12.0%	1,572	1,363	10.1%
Equity/Other	1,054	1,033	7.6%	1,211	1,181	8.8%
Total	$14,371	$13,648	100.0%	$14,044	$13,490	100.0%
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
As of June 30, 2025, the Company held investments in thirty-two portfolio companies of which it is deemed to “control.” As of June 30, 2025, the Company held investments in eleven portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of June 30, 2025 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $1,730.1, unfunded equity/other commitments of $369.7 and unfunded commitments of $577.5 to Credit Opportunities Partners JV, LLC, or COPJV. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $1,534.1, unfunded equity/other commitments of $387.1 and unfunded commitments of $735.2 to COPJV. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2025 and the Company’s audited consolidated schedule of investments as of December 31, 2024.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	(Unaudited)		December 31, 2024
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$4	0.0%
Banks	—	—	5	0.0%
Capital Goods	1,658	12.1%	1,712	12.7%
Commercial & Professional Services	1,741	12.8%	1,733	12.8%
Consumer Discretionary Distribution & Retail	94	0.7%	174	1.3%
Consumer Durables & Apparel	279	2.0%	229	1.7%
Consumer Services	323	2.4%	244	1.8%
Consumer Staples Distribution & Retail	98	0.7%	102	0.8%
Credit Opportunities Partners JV, LLC	1,632	12.0%	1,363	10.1%
Energy	33	0.2%	89	0.7%
Equity Real Estate Investment Trusts (REITs)	266	1.9%	278	2.1%
Financial Services	936	6.9%	998	7.4%
Food, Beverage & Tobacco	114	0.8%	113	0.8%
Health Care Equipment & Services	1,611	11.8%	1,667	12.4%
Household & Personal Products	119	0.9%	134	1.0%
Insurance	679	5.0%	735	5.4%
Materials	306	2.2%	334	2.5%
Media & Entertainment	612	4.5%	699	5.2%
Pharmaceuticals, Biotechnology & Life Sciences	381	2.8%	298	2.2%
Real Estate Management & Development	13	0.1%	27	0.2%
Software & Services	2,331	17.1%	2,187	16.2%
Technology Hardware & Equipment	2	0.0%	2	0.0%
Telecommunication Services	65	0.5%	69	0.5%
Transportation	351	2.6%	294	2.2%
Total	$13,648	100.0%	$13,490	100.0%

Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,800 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As of June 30, 2025, the Company and SCRS have funded approximately $2,140.0 to COPJV, of which $1,872.5 was from the Company.
During the six months ended June 30, 2025, the Company sold investments with a cost of $836.6 for proceeds of $850.5 to COPJV and recognized a net realized gain (loss) of $13.9 in connection with the transactions. As of June 30, 2025, $355.4 of these sales to COPJV are included in the Company’s receivable for investments sold in the consolidated statements of assets and liabilities. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. For the six months ended June 30, 2025 and 2024, the Company earned $5.1 and $4.7 of administrative services fees, respectively.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Below is selected balance sheet information for COPJV as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025 (Unaudited)	December 31, 2024
Selected Balance Sheet Information
Total investments, at fair value	$4,206.9	$3,295.5
Cash and other assets	365.1	363.8
Total assets	4,572.0	3,659.3
Debt	2,251.5	1,828.6
Other liabilities	455.3	272.6
Total liabilities	2,706.8	2,101.2
Member’s equity	$1,865.2	$1,558.1
Below is selected statement of operations information for COPJV for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Selected Statement of Operations Information
Total investment income	$109.0	$90.2	$191.2	$180.8
Expenses
Interest expense	35.1	29.9	63.4	62.3
Custodian and accounting fees	0.3	0.4	0.7	0.8
Administrative services	2.8	2.3	5.1	4.7
Professional services	0.1	0.2	0.2	0.3
Other	1.6	0.4	1.8	0.6
Total expenses	39.9	33.2	71.2	68.7
Net investment income	69.1	57.0	120.0	112.1
Net realized and unrealized gain (loss)	(34.2)	(0.6)	(33.1)	(3.2)
Net increase in net assets resulting from operations	$34.9	$56.4	$86.9	$108.9

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated balance sheets held as of June 30, 2025 and December 31, 2024:

Derivative Instrument	Statement Location	June 30, 2025 (Unaudited)	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$—	$3
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(18)	(1)
Total		$(18)	$2

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the six months ended June 30, 2025 and 2024 are in the following locations in the consolidated statements of operations:

		Six Months Ended June 30,
Derivative Instrument	Statement Location	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(3)	$19
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(20)	(13)
Total		$(23)	$6

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(18)	$—	$—	$—	$(18)
Total	$(18)	$—	$—	$—	$(18)

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$3	$(1)	$—	$—	$2
Total	$3	$(1)	$—	$—	$2
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—
Total	$(1)	$1	$—	$—	$—
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
The average notional balance for foreign currency forward contracts during the six months ended June 30, 2025 and 2024 was $174.4 and $188.0, respectively. See consolidated schedules of investments for the Company’s open foreign currency forward contracts.
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
As of June 30, 2025, the counterparty to the Company’s interest rate swap agreements was ING Capital Markets LLC.
As a result of the Company’s designation of the interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instruments and the related hedged items, with the changes

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)
in the fair value of each being recorded in interest expense. The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of June 30, 2025:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap(1)	$200	8/15/2029	$8	$—	Prepaid expenses and other assets
Interest rate swap(1)	$400	8/15/2029	16	—	Prepaid expenses and other assets
Interest rate swap(2)	$600	1/15/2030	34	—	Prepaid expenses and other assets
Interest rate swap(2)	$100	1/15/2030	5	—	Prepaid expenses and other assets
Total			$63	$—
___________
(1)The asset related to the fair value of the interest rate swaps was offset by a $24 increase to the carrying value of the 6.875% Notes.
(2)The asset related to the fair value of the interest rate swaps was offset by a $39 increase to the carrying value of the 6.125% Notes.

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
As of June 30, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

	June 30, 2025
Valuation Inputs	(Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$3	$1
Level 2—Significant other observable inputs	23	91
Level 3—Significant unobservable inputs	11,990	12,035
Investments measured at net asset value(1)	1,632	1,363
	$13,648	$13,490
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
In addition, the Company had foreign currency forward contracts and interest rate swaps, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2025 and December 31, 2024.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the six months ended June 30, 2025 and 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2025
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$7,780	$693	$46	$233	$2,102	$1,181	$12,035
Accretion of discount (amortization of premium)	16	2	—	1	1	3	23
Net realized gain (loss)	(62)	—	(7)	(9)	14	(89)	(153)
Net change in unrealized appreciation (depreciation)	(141)	(21)	3	(1)	11	7	(142)
Purchases	2,367	—	19	72	550	193	3,201
Paid-in-kind interest	64	1	1	5	9	36	116
Sales and repayments	(1,985)	(1)	(36)	(76)	(691)	(301)	(3,090)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,039	$674	$26	$225	$1,996	$1,030	$11,990
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(200)	$(21)	$0	$(8)	$12	$(92)	$(309)

	For the Six Months Ended June 30, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$8,429	$1,090	$21	$322	$2,077	$1,134	$13,073
Accretion of discount (amortization of premium)	25	2	—	—	1	—	28
Net realized gain (loss)	(125)	(100)	(2)	—	(63)	(16)	(306)
Net change in unrealized appreciation (depreciation)	45	84	(1)	(4)	77	(59)	142
Purchases	2,721	51	24	27	547	58	3,428
Paid-in-kind interest	34	1	1	15	5	7	63
Sales and repayments	(3,007)	(203)	—	—	(619)	(38)	(3,867)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,122	$925	$43	$360	$2,025	$1,086	$12,561
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(35)	$(7)	$(3)	$(3)	$8	$(81)	$(121)

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at June 30, 2025 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,280	Discounted Cash Flow	Discount Rate	6.8% - 20.1% (10.5%)	Decrease
	1,306	Waterfall	EBITDA Multiple	0.5x - 12.6x (8.2x)	Increase
	149	Cost
	4	Other(3)
Subordinated Debt	196	Discounted Cash Flow	Discount Rate	9.0% - 15.5% (11.9%)	Decrease
	29	Waterfall	EBITDA Multiple	5.0x - 9.0x (5.4x)	Increase
Asset Based Finance	1,519	Discounted Cash Flow	Discount Rate	4.7% - 41.3% (11.9%)	Decrease
	435	Waterfall	EBITDA Multiple	1.0x - 1.3x (1.2x)	Increase
	41	Other(3)
	1	Indicative Dealer Quotes		16.5% - 16.5% (16.5%)	Increase
Equity/Other	529	Discounted Cash Flow	Discount Rate	4.0% - 21.0% (13.5%)	Decrease
	438	Waterfall	EBITDA Multiple	1.2x - 19.0x (10.0x)	Increase
	53	Other(3)
	10	Option Pricing Model	Equity Illiquidity Discount	30.0% - 30.0% (30.0%)	Decrease
Total	$11,990

Type of Investment	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,115	Discounted Cash Flow	Discount Rate	5.8% - 23.8% (10.6%)	Decrease
	1,376	Waterfall	EBITDA Multiple	0.7x - 11.3x (8.6x)	Increase
	14	Cost
	14	Other(3)
Subordinated Debt	188	Discounted Cash Flow	Discount Rate	11.3% - 15.4% (12.7%)	Decrease
	33	Waterfall	EBITDA Multiple	7.0x - 7.0x (7.0x)	Increase
	12	Other(3)
Asset Based Finance	1,513	Discounted Cash Flow	Discount Rate	4.8% - 41.7% (12.8%)	Decrease
	516	Waterfall	EBITDA Multiple	1.0x - 1.4x (1.2x)	Increase
	41	Cost
	30	Other(3)
	2	Indicative Dealer Quotes		23.0% - 23.0% (23.0%)	Increase
Equity/Other	625	Waterfall	EBITDA Multiple	0.7x - 16.0x (8.3x)	Increase
	538	Discounted Cash Flow	Discount Rate	4.3% - 24.8% (14.3%)	Decrease
	18	Other(3)
Total	$12,035
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $8,022. As of June 30, 2025, the Company’s asset coverage was 177%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2025 and December 31, 2024. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. See Note 9 to the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2025. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2025 are discussed below.

	As of June 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.25%(1)	$188	$12	November 13, 2029
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	368	32	June 2, 2030
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	90	—	June 2, 2026
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95%(1)	296	4	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,188(5)	2,377(6)	October 31, 2028
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
CLO-1 Notes(2)(9)	Collateralized Loan Obligation	3.01% - SOFR+1.85%(1)	162	—	January 15, 2031
CLO-2 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%(1)	380	—	April 15, 2037
Total			$8,022	$2,425
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of June 30, 2025, there was $60 term loan outstanding at SOFR+1.90% and $30 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €467 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.18 as of June 30, 2025 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £288 has been converted to U.S dollars at an exchange rate of £1.00 to $1.37 as of June 30, 2025 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD36 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.66 as of June 30, 2025 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of June 30, 2025, $30 of such letters of credit have been issued.
(7)As of June 30, 2025, the fair value of the 3.400% Notes, the 2.625% Notes, the 3.250% Notes, the 3.125% Notes, the 7.875% Notes, the 6.875% Notes and the 6.125% Notes was approximately $991, $384, $480, $688, $422, $624 and $739, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)The carrying value of the 6.875% Notes and 6.125% Notes as of June 30, 2025 includes a $24 and $39 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of June 30, 2025, there were $91.2 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R, Class A-2R and Class B-1R notes outstanding.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
(10)As of June 30, 2025, there were $160.0 of Class A-1 notes outstanding at SOFR+1.48%, $100.0 of Class A-1L notes outstanding at SOFR+1.48%, $30.0 of Class A-1W notes outstanding at SOFR+1.48%, $20.0 of Class A-2L notes outstanding at SOFR+1.60%, $30.0 of Class B notes outstanding at SOFR+1.75% and $40.0 of Class C notes outstanding at SOFR+2.15%.

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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the six months ended June 30, 2025 and 2024, the components of total interest expense for the Company’s financing arrangements were as follows:

	Six Months Ended June 30,
	2025			2024
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$6	$0	$6	$7	$0	$7
Callowhill Credit Facility(2)	2	0	2	—	—	—
CCT Tokyo Funding Credit Facility(2)	4	0	4	10	0	10
Darby Creek Credit Facility(2)	16	1	17	28	1	29
Meadowbrook Run Credit Facility(2)	8	1	9	10	0	10
Senior Secured Revolving Credit Facility(2)	69	2	71	51	3	54
4.625% Notes due 2024	—	—	—	9	0	9
1.650% Notes due 2024	—	—	—	4	1	5
4.125% Notes due 2025	2	0	2	10	1	11
4.250% Notes due 2025	2	(1)	1	10	(2)	8
8.625% Notes due 2025	4	1	5	11	1	12
3.400% Notes due 2026	17	4	21	17	2	19
2.625% Notes due 2027	5	0	5	5	0	5
3.250% Notes due 2027	8	0	8	8	0	8
3.125% Notes due 2028	12	1	13	12	1	13
7.875% Notes due 2029	16	0	16	16	1	17
6.875% Notes due 2029(3)	22	2	24	3	0	3
6.125% Notes due 2030(3)	22	0	22	—	—	—
CLO-1 Notes	6	0	6	11	0	11
CLO-2 Notes	6	0	6	—	—	—
Total	$227	$11	$238	$222	$9	$231
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
(3)Direct interest expense includes the impact of interest rate swaps.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2025 were $8,212 and 5.51%, respectively. As of June 30, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.34%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2024 were $8,176 and 5.42%, respectively. As of June 30, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.34%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2025 and December 31, 2024.
Callowhill Credit Facility
On June 2, 2025, Callowhill Street Funding LLC, or Callowhill, a wholly-owned, special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the Callowhill Credit Facility, pursuant to a Loan and Security Agreement, the Loan Agreement, by and among Callowhill, as borrower, Canadian Imperial Bank of Commerce, or CIBC, as administrative agent,

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as securities intermediary, collateral agent, collateral administrator and collateral custodian. The Callowhill Credit Facility provides for, among other things, borrowings in an initial aggregate amount of up to $400.
The revolving period during which Callowhill is permitted to borrow, repay and re-borrow advances will terminate on June 2, 2028. Advances under the Callowhill Credit Facility are subject to satisfaction of certain conditions, including maintenance of the required borrowing base. Any amounts borrowed under the Callowhill Credit Facility will mature, and all accrued and unpaid interest thereunder will be due and payable, on June 3, 2030.
Borrowings under the Callowhill Credit Facility accrue interest at a rate equal to a spread of 1.75% per annum plus (i) in the case of borrowings in Dollars, at the option of Callowhill either (x) Daily Simple SOFR or (y) Term SOFR, as applicable, (ii) in the case of borrowings in Sterling, Daily Simple SONIA, (iii) in the case of borrowings in Australian Dollars, BBSY and (iv) in the case of borrowings in Canadian Dollars, Term CORRA. In addition, Callowhill will pay a non-usage fee on the unused facility amount, for each day following the three-month anniversary of the Closing Date, equal to the sum of the products of (i) 0.50% and (ii) the positive difference, if any, of the aggregate commitments minus the greater of (x) the advances outstanding and (y) the minimum utilization.

Darby Creek Credit Facility
On June 5, 2025, Darby Creek LLC, or Darby, repaid all outstanding borrowings under, and terminated the loan financing and servicing agreement, or Darby Creek Facility, by and among Darby, as borrower, Deutsche Bank AG, New York Branch, as facility agent, each other lender from time to time party thereto, and Wells Fargo Bank, N.A., as collateral agent and collateral custodian, which resulted in a realized loss on the extinguishment of debt of $3.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$8.2
48Forty Solutions LLC	2.1
Aareon AG	15.1
Advanced Dermatology & Cosmetic Surgery	3.3
Affordable Care Inc	10.0
Alacrity Solutions Group LLC	1.7
Alacrity Solutions Group LLC	2.3
Alpha Financial Markets Consulting PLC	2.4
American Vision Partners	2.2
Amerivet Partners Management Inc	8.4
Apex Service Partners LLC	5.1
Arcfield Acquisition Corp	6.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	8.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	4.0
Area Wide Protective Inc	12.1
Avetta LLC	2.6
Avetta LLC	3.7
BGB Group LLC	7.4
BGB Group LLC	19.9
Bonterra LLC	17.0
Bonterra LLC	13.4
Cadence Education LLC	8.5
Cadence Education LLC	8.6
Cambrex Corp	8.2
Cambrex Corp	9.4
Carrier Fire Protection	2.1
Carrier Fire Protection	2.1
Circana Group (f.k.a. NPD Group)	4.3
Civica Group Ltd	6.4
Civica Group Ltd	4.4
Clarience Technologies LLC	37.4
Clarience Technologies LLC	12.4
Clarience Technologies LLC	4.5
CLEAResult Consulting Inc	4.5
CLEAResult Consulting Inc	3.0
Community Brands Inc	4.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Community Brands Inc	$7.5
Consilium Safety Group AB	10.5
CSafe Global	3.5
Cubic Corp	0.8
Cyncly Refinancing	3.2
Cyncly Refinancing	4.7
Dental365 LLC	4.8
Dental365 LLC	3.3
DOXA Insurance Holdings LLC	2.9
DOXA Insurance Holdings LLC	0.1
DOXA Insurance Holdings LLC	22.6
DuBois Chemicals Inc	14.7
DuBois Chemicals Inc	5.9
Eagle Railcar Services Roscoe Inc	10.8
Eagle Railcar Services Roscoe Inc	12.0
Envirotainer Ltd	2.8
Excelitas Technologies Corp	2.4
Excelitas Technologies Corp	22.6
Follett Software Co	4.0
Foundation Consumer Brands LLC	7.7
Foundation Risk Partners Corp	11.8
Foundation Risk Partners Corp	16.6
Frontline Road Safety LLC	25.3
Frontline Road Safety LLC	12.3
Frontline Road Safety LLC	14.3
Galway Partners Holdings LLC	8.9
Galway Partners Holdings LLC	7.0
Gigamon Inc	1.9
Granicus Inc	2.0
Granicus Inc	1.0
Heniff Transportation Systems LLC	9.1
Higginbotham Insurance Agency Inc	8.9
Highgate Hotels Inc	3.0
HM Dunn Co Inc	5.5
Homrich & Berg Inc	1.0
Horizon CTS Buyer LLC	13.8
Horizon CTS Buyer LLC	15.9
Individual FoodService	1.5
Inhabit IQ	3.6
Inhabit IQ	2.2
iNova Pharmaceuticals (Australia) Pty Limited	2.5
Insight Global LLC	36.6
Insightsoftware.Com Inc	25.8
Insightsoftware.Com Inc	4.9
Integrity Marketing Group LLC	0.1
Integrity Marketing Group LLC	0.8
J S Held LLC	5.8
J S Held LLC	13.8
Laboratoires Vivacy SAS	0.6
Lazer Logistics Inc	1.1

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Legends Hospitality LLC	$8.3
Legends Hospitality LLC	6.9
Lloyd's Register Quality Assurance Ltd	8.3
Magna Legal Services LLC	2.2
Magna Legal Services LLC	2.1
MAI Capital Management LLC	4.0
MAI Capital Management LLC	2.6
MAI Capital Management LLC	9.3
MB2 Dental Solutions LLC	31.1
MB2 Dental Solutions LLC	10.7
Med-Metrix	7.8
Mercer Advisors Inc	13.0
Misys Ltd	1.2
Model N Inc	6.1
Model N Inc	3.2
Net Documents	3.3
Netsmart Technologies Inc	6.2
Netsmart Technologies Inc	6.3
Nordic Climate Group Holding AB	5.2
OEConnection LLC	6.4
OEConnection LLC	6.3
Oxford Global Resources LLC	7.6
PartsSource Inc	2.1
PartsSource Inc	7.8
PCI Pharma Services	52.1
PCI Pharma Services	9.9
PSC Group	1.4
PSC Group	1.8
Radwell International LLC	60.4
Radwell International LLC	4.8
Resa Power LLC	17.4
Resa Power LLC	8.6
Revere Superior Holdings Inc	3.8
Rialto Capital Management LLC	0.5
Rockefeller Capital Management LP	3.9
RSC Insurance Brokerage Inc	9.2
RSC Insurance Brokerage Inc	9.6
Safe-Guard Products International LLC	8.8
SAMBA Safety Inc	1.2
Service Express Inc	5.8
Service Express Inc	4.3
Spins LLC	3.2
Spotless Brands LLC	11.0
STV Group Inc	8.3
STV Group Inc	11.9
Sweeping Corp of America Inc	4.5
Time Manufacturing Co	14.6
Trackunit ApS	32.9
Trescal SA	4.9
Turnpoint Services Inc	1.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Turnpoint Services Inc	$2.5
USIC Holdings Inc	4.6
USIC Holdings Inc	8.2
Veriforce LLC	4.7
Veriforce LLC	3.7
Vermont Information Processing Inc	9.6
Vermont Information Processing Inc	2.9
Version1 Software Ltd	13.0
VetCor Professional Practices LLC	6.7
VetCor Professional Practices LLC	20.8
Vitu	9.1
Waste Services Group Pty Ltd	6.9
Wealth Enhancement Group LLC	2.8
Wealth Enhancement Group LLC	17.8
Wedgewood Weddings	5.8
Wedgewood Weddings	5.8
West Star Aviation Inc	17.9
West Star Aviation Inc	29.5
Woolpert Inc	17.6
Woolpert Inc	17.8
Worldwise Inc	0.8
Xylem Kendall	20.5
Xylem Kendall	1.9
Zellis Holdings Ltd	4.4
Zendesk Inc	9.7
Zendesk Inc	6.0
Zeus Industrial Products Inc	11.6
Zeus Industrial Products Inc	7.7
Senior Secured Loans—Second Lien
Valeo Foods Group Ltd	3.0
Subordinated Debt
Cyncly Refinancing	1.6
Asset Based Finance
Altitude II IRL WH Borrower DAC, Revolver	9.8
Bausch Health Cos Inc, Revolver	60.0
Callodine Commercial Finance LLC, 2L Term Loan B	36.1
Curia Global Inc, Revolver	41.3
EW Scripps Co/The, Revolver	29.1
Florida Food Products LLC, Revolver	4.0
Fortna Group Inc, Revolver	41.0
GreenSky Holdings LLC, Term Loan	3.0
TalkTalk Telecom Group Ltd, Revolver	10.1
Tropicana Products Inc, Revolver	18.3
Weber-Stephen Products LLC, Revolver	49.6
Equity/Other
Kestra Financial Inc, Preferred Equity	9.2
Total	$1,730.1
Unfunded Asset Based Finance/Other commitments	$369.7
_____________
(1)May be commitments to one or more entities affiliated with the named company.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)
As of June 30, 2025, the Company’s debt commitments are comprised of $841.3 revolving credit facilities and $888.8 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(2.1). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $175, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of June 30, 2025, $30 of such letters of credit have been issued.
As of June 30, 2025, the Company also has an unfunded commitment to provide $577.5 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at June 30, 2025 and December 31, 2024.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$23.64	$24.46
Results of operations(2)
Net investment income (loss)	1.29	1.53
Net realized gain (loss) and unrealized appreciation (depreciation)	(1.60)	(0.54)
Net increase (decrease) in net assets resulting from operations	(0.31)	0.99
Stockholder distributions(3)
Distributions from net investment income	(1.40)	(1.50)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(1.40)	(1.50)
Capital share transactions
Repurchases of common stock(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$21.93	$23.95
Per share market value, end of period	$20.75	$19.73
Shares outstanding, end of period	280,066,433	280,066,433
Total return based on net asset value(5)	(1.33)%	4.05%
Total return based on market value(6)	1.95%	6.47%
Ratio/Supplemental Data:
Net assets, end of period	$6,141	$6,707
Ratio of net investment income to average net assets(7)	10.88%	12.38%
Ratio of total operating expenses to average net assets(7)	13.24%	12.93%
Ratio of net operating expenses to average net assets(7)	13.24%	12.93%
Portfolio turnover(8)	21.99%	18.82%
Total amount of senior securities outstanding, exclusive of treasury securities	$8,022	$8,001
Asset coverage per unit(9)	1.77	1.84
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
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2025 and 2024 are annualized. Annualized ratios for the six months ended June 30, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025. The following is a schedule of supplemental ratios for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Ratio of subordinated income incentive fees to average net assets	2.27%	2.55%
Ratio of interest expense to average net assets	7.20%	6.70%
(8)Portfolio turnover for the six months ended June 30, 2025 and 2024 are not annualized.
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

Note 13. Subsequent Events
Distribution
On July 31, 2025, the Company’s board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about October 2, 2025 to stockholders of record as of the close of business on September 17, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
Senior Secured Revolving Credit Facility
On July 16, 2025, the Company entered into a third amended and restated senior secured revolving credit agreement, or the Third Amended and Restated Senior Secured Revolving Credit Facility, with the Company, as borrower, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent, and the lenders party thereto, which amended and restated the second amended and restated senior secured revolving credit facility originally entered into on December 23, 2020, which was subsequently amended by Amendment No. 1 on September 27, 2021, by Amendment No. 2 on May 17, 2022, by Amendment No. 3 on October 31, 2023, and by Amendment No. 4 on June 26, 2024. The Third Amended and Restated Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $4,700 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $2,350 of additional commitments. The Third Amended and Restated Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $240, with a sublimit available for the Company to request the issuance of letters of credit in an aggregate face amount of up to $400, subject to increase or reduction from

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 13. Subsequent Events (continued)
time to time pursuant to the terms of the Third Amended and Restated Senior Secured Revolving Credit Facility. Capitalized terms used herein shall have the meanings specified in the Third Amended and Restated Senior Secured Revolving Credit Facility.
Availability under the Third Amended and Restated Senior Secured Revolving Credit Facility will terminate on July 16, 2029, or the Commitment Termination Date, and the outstanding loans under the Third Amended and Restated Senior Secured Revolving Credit Facility will mature on July 16, 2030. The Third Amended and Restated Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Commitment Termination Date.
Borrowings under the Third Amended and Restated Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. With respect to lenders other than non-extending lenders, interest under the Third Amended and Restated Senior Secured Revolving Credit Facility for (i) ABR Loans, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by the Wall Street Journal, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month Adjusted Term SOFR Rate plus 1%), plus 0.650% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.775% per annum; and (ii) Term Benchmark Loans or RFR Loans (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.650% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.775% per annum. With respect to non-extending lenders, interest under the Third Amended and Restated Senior Secured Revolving Credit Facility for (i) ABR Loans, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at the alternative base rate, plus 0.750% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.875% per annum; and (ii) Term Benchmark Loans or RFR Loans (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.750% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.875% per annum. The Company will pay a commitment fee, with respect to lenders other than non-extending lenders, of 0.350% per annum and, with respect to non-extending lenders, and 0.375% per annum, on the daily unused portion of its sublimit under the Third Amended and Restated Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Third Amended and Restated Senior Secured Revolving Credit Facility.
In connection with the Third Amended and Restated Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio (or, if greater, the statutory requirement then applicable to the Company).
The Third Amended and Restated Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPMorgan, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Third Amended and Restated Senior Secured Revolving Credit Facility immediately due and payable.
The Company’s obligations under the Third Amended and Restated Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries. The Company’s obligations under the Third Amended and Restated Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries thereunder.

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
•actual and potential conflicts of interest with the other funds managed by the Adviser, Future Standard, KKR Credit or any of their respective affiliates;
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
    We have based the forward-looking statements included in this quarterly report on Form 10-Q on information available to us on the date of this quarterly report on Form 10-Q. You should not place undue reliance on these forward-looking statements. Except as required by the federal securities laws, we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise. Stockholders are advised to consult any additional disclosures that we may make directly to stockholders or through reports that we may file in the future with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K. The forward-looking statements and projections contained in this quarterly report on Form 10-Q are excluded from the safe harbor protection provided by Section 27A of the Securities Act and Section 21E of the Exchange Act.
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
Pursuant to the administration agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Future Standard and KKR Credit providing administrative services to us on behalf of the Adviser. We reimburse the Adviser no less than quarterly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the administration agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our board of directors reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Adviser. Our board of directors then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our board of directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our board of directors compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2025 and the year ended December 31, 2024:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2025	June 30, 2025
Purchases	$1,400	$3,398
Sales and Repayments	(1,650)	(3,057)
Net Portfolio Activity	$(250)	$341

	For the Three Months Ended				For the Six Months Ended
	June 30, 2025				June 30, 2025
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$1,163	83%	$(1,161)	70%	$2,419	71%	$(2,014)	66%
Senior Secured Loans—Second Lien	—	—	(1)	0%	—	—	(1)	0%
Other Senior Secured Debt	—	—	(16)	1%	21	1%	(112)	4%
Subordinated Debt	64	5%	(68)	4%	67	2%	(69)	2%
Asset Based Finance	173	12%	(356)	22%	558	16%	(695)	23%
Credit Opportunities Partners JV, LLC	—	—	—	—	297	9%	—	—
Equity/Other(1)	—	—	(48)	3%	36	1%	(166)	5%
Total	$1,400	100%	$(1,650)	100%	$3,398	100%	$(3,057)	100%

(1) Equity/Other includes investments in preferred equity investments. During the three and six months ended June 30, 2025, purchases of preferred equity investments were $0 and $5, respectively, and sales and repayments of preferred equity investments were $24 and $67, respectively.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	(Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,397	$8,055	59.0%	$7,995	$7,795	57.8%
Senior Secured Loans—Second Lien	692	673	4.9%	690	693	5.1%
Other Senior Secured Debt	33	30	0.2%	130	123	0.9%
Subordinated Debt	207	225	1.6%	214	233	1.7%
Asset Based Finance	2,119	2,000	14.7%	2,232	2,102	15.6%
Credit Opportunities Partners JV, LLC	1,869	1,632	12.0%	1,572	1,363	10.1%
Equity/Other(2)	1,054	1,033	7.6%	1,211	1,181	8.8%
Total	$14,371	$13,648	100.0%	$14,044	$13,490	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts and PIK interest or dividends, as applicable, on investments.
(2) As of June 30, 2025, Equity/Other included $788 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Number of Portfolio Companies	218	214
% Variable Rate Debt Investments (based on fair value)(1)(2)	66.0%	65.8%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.1%	9.5%
% Other Income Producing Investments (based on fair value)(3)	17.5%	16.4%
% Non-Income Producing Investments (based on fair value)(2)	5.4%	6.1%
% of Investments on Non-Accrual (based on fair value)	3.0%	2.2%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.8%	11.3%
Weighted Average Annual Yield on All Debt Investments(5)	9.9%	10.7%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.
For the six months ended June 30, 2025, our total return based on net asset value was (1.33)% and our total return based on market value was 1.95%. For the year ended December 31, 2024, our total return based on net asset value was 8.50% and our total return based on market value was 25.29%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.
Direct Originations
We define Direct Originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of June 30, 2025 and December 31, 2024:

Characteristics of All Direct Originations held in Portfolio	June 30, 2025	December 31, 2024
Number of Portfolio Companies	208	205
% of Investments on Non-Accrual (based on fair value)	2.9%	0.8%
Total Cost of Direct Originations	$13,994.2	$13,494.8
Total Fair Value of Direct Originations	$13,305.2	$13,010.9
% of Total Investments, at Fair Value	97.5%	96.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.8%	11.3%
Weighted Average Annual Yield on All Debt Investments(2)	9.9%	10.9%
_____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.
Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,800 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of June 30, 2025, the Company and SCRS have funded approximately $2,140.0 to COPJV, of which $1,872.5 was from the Company.
Below is a summary of COPJV’s portfolio as of June 30, 2025 and December 31, 2024:

	As of
	June 30, 2025	December 31, 2024
Total debt investments(1)	$3,706.6	$3,019.6
Weighted average annual yield on accruing debt investments(2)	10.1%	10.3%
Number of portfolio companies in COPJV	136	117
Largest investment in a single portfolio company	$129.8	$126.4
Unfunded commitments	$81.8	$45.6
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2025.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2025 and December 31, 2024:

	June 30, 2025
	(Unaudited)		December 31, 2024
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$4	0.0%	$4	0.0%
Banks	—	—	5	0.0%
Capital Goods	1,658	12.1%	1,712	12.7%
Commercial & Professional Services	1,741	12.8%	1,733	12.8%
Consumer Discretionary Distribution & Retail	94	0.7%	174	1.3%
Consumer Durables & Apparel	279	2.0%	229	1.7%
Consumer Services	323	2.4%	244	1.8%
Consumer Staples Distribution & Retail	98	0.7%	102	0.8%
Credit Opportunities Partners JV, LLC	1,632	12.0%	1,363	10.1%
Energy	33	0.2%	89	0.7%
Equity Real Estate Investment Trusts (REITs)	266	1.9%	278	2.1%
Financial Services	936	6.9%	998	7.4%
Food, Beverage & Tobacco	114	0.8%	113	0.8%
Health Care Equipment & Services	1,611	11.8%	1,667	12.4%
Household & Personal Products	119	0.9%	134	1.0%
Insurance	679	5.0%	735	5.4%
Materials	306	2.2%	334	2.5%
Media & Entertainment	612	4.5%	699	5.2%
Pharmaceuticals, Biotechnology & Life Sciences	381	2.8%	298	2.2%
Real Estate Management & Development	13	0.1%	27	0.2%
Software & Services	2,331	17.1%	2,187	16.2%
Technology Hardware & Equipment	2	0.0%	2	0.0%
Telecommunication Services	65	0.5%	69	0.5%
Transportation	351	2.6%	294	2.2%
Total	$13,648	100.0%	$13,490	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$9,247	68%	$9,316	69%
2	3,423	25%	3,454	26%
3	691	5%	568	4%
4	287	2%	152	1%
Total	$13,648	100%	$13,490	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2025 and June 30, 2024
Revenues
Our investment income for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$245	61.6%	$310	70.6%	$485	60.7%	$625	71.6%
Paid-in-kind interest income	53	13.3%	43	9.8%	115	14.4%	78	8.9%
Fee income	9	2.2%	18	4.1%	26	3.3%	35	4.0%
Dividend income	91	22.9%	68	15.5%	172	21.6%	135	15.5%
Total investment income(1)	$398	100.0%	$439	100.0%	$798	100.0%	$873	100.0%
___________
(1)Such revenues represent $337 and $383 of cash income earned as well as $61 and $56 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2025 and 2024, respectively, and $667 and $771 of cash income earned as well as $131 and $102 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2025 and 2024, respectively.Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The decrease in interest and PIK income during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is primarily attributable to the Company placing certain assets on non-accrual status during the quarter ended June 30, 2025.
The increase in dividend income during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 is primarily attributable to higher dividends on certain asset based finance investments and the increase in dividends paid in respect to our investment in COPJV during the three and six months ended June 30, 2025.

Expenses
Our operating expenses for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Management fees	$53	$54	$105	$109
Subordinated income incentive fees	36	45	75	88
Administrative services expenses	2	2	5	5
Accounting and administrative fees	1	1	2	2
Interest expense	125	115	238	231
Other expenses	8	7	13	11
Total operating expenses	$225	$224	$438	$446

The increase in interest expense was primarily offset by the decrease in subordinated income incentive fees during the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease in expenses during the six months ended June 30, 2025 compared to the six months ended June 30, 2024 can primarily be attributed to a decrease in subordinated income incentive fees as a result of lower investment income as discussed above.
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Ratio of operating expenses to average net assets	3.43%	3.26%	6.62%	6.46%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	2.45%	2.33%	4.73%	4.62%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.98%	0.93%	1.89%	1.84%
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
Net Investment Income
Our net investment income totaled $173 ($0.62 per share) and $215 ($0.77 per share) for the three months ended June 30, 2025 and 2024, respectively. Our net investment income totaled $360 ($1.29 per share) and $427 ($1.53 per share) for the six months ended June 30, 2025 and 2024, respectively.
The decrease in net investment income during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 can primarily be attributed to lower investment income during the three and six months ended June 30, 2025 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments(1)	$(135)	$(64)	$(153)	$(307)
Net realized gain (loss) on foreign currency forward contracts	(3)	19	(3)	19
Net realized gain (loss) on foreign currency	(6)	0	(5)	(3)
Total net realized gain (loss)	$(144)	$(45)	$(161)	$(291)
______________
(1)We sold investments and received principal repayments, respectively, of $498 and $858 during the three months ended June 30, 2025 and $11 and $1,325 during the three months ended June 30, 2024. We sold investments and received principal repayments, respectively, of $1,379 and $1,384 during the six months ended June 30, 2025 and $1,335 and $1,856 during the six months ended June 30, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$(155)	$(48)	$(169)	$138
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(10)	(21)	(20)	(13)
Net change in unrealized gain (loss) on foreign currency	(59)	4	(85)	17
Total net change in unrealized appreciation (depreciation)	$(224)	$(65)	$(274)	$142
The net change in unrealized appreciation (depreciation) on investments during the three and six months ended June 30, 2025 was driven primarily by reduced valuations of certain portfolio companies during the year, including Production Resources Group, 48Forty Solutions and Kellermeyer Bergensons Services LLC. The net change in unrealized appreciation (depreciation) during the three and six months ended June 30, 2024 was driven primarily by depreciation on several specific assets in the portfolio along with the conversion of unrealized depreciation to realized losses during the quarter.
Provision for Taxes on Realized Gains on Investments
During the three and six months ended June 30, 2025 and 2024, we recorded a provision for taxes on realized gains with respect to one of our equity investments of $(11) and $0, respectively.
Realized Losses from Extinguishment of Debt
During the three and six months ended June 30, 2025 and 2024, we recorded a net realized loss from the extinguishment of debt of $(3) and $0, respectively. See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2025, the net decrease in net assets resulting from operations was $(209) ($(0.75) per share) compared to a net increase in net assets resulting from operations of $105 ($0.37 per share) during the three months ended June 30, 2024.
For the six months ended June 30, 2025, the net decrease in net assets resulting from operations was $(89) ($(0.32) per share) compared to a net increase in net assets resulting from operations of $278 ($0.99 per share) during the six months ended June 30, 2024.
Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2025, we had $312 in cash, cash equivalents and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $2,425 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2025, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2025, we had unfunded debt investments with aggregate unfunded commitments of $1,730.1, unfunded equity/other commitments of $369.7 and unfunded commitments of $577.5 to COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of June 30, 2025, the aggregate amount outstanding of the senior securities issued by us was $8.0 billion. As of June 30, 2025, our asset coverage was 177%. See “—Financing Arrangements.”
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2025:

	As of June 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.25%(1)	$188	$12	November 13, 2029
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	368	32	June 2, 2030
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	90	—	June 2, 2026
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95%(1)	296	4	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,188(5)	2,377(6)	October 31, 2028
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
CLO-1 Notes(2)(9)	Collateralized Loan Obligation	3.01% - SOFR+1.850%(1)	162	—	January 15, 2031
CLO-2 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%(1)	380	—	April 15, 2037
Total			$8,022	$2,425
_______________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of June 30, 2025, there was $60 term loan outstanding at SOFR+1.90% and $30 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €467 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.18 as of June 30, 2025 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £288 has been converted to U.S dollars at an exchange rate of £1.00 to $1.37 as of June 30, 2025 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD36 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.66 as of June 30, 2025 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of June 30, 2025, $30 of such letters of credit have been issued.
(7)As of June 30, 2025, the fair value of the 3.400% Notes, the 2.625% Notes, the 3.250% Notes, the 3.125% Notes, the 7.875% Notes, the 6.875% Notes and the 6.125% Notes was approximately $991, $384, $480, $688, $422, $624 and $739, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)The carrying value of the 6.875% Notes and 6.125% Notes as of June 30, 2025 includes a $24 and $39 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of June 30, 2025, there were $91.2 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R, Class A-2R and Class B-1R notes outstanding.
(10)As of June 30, 2025, there were $160.0 of Class A-1 notes outstanding at SOFR+1.48%, $100.0 of Class A-1L notes outstanding at SOFR+1.48%, $30.0 of Class A-1W notes outstanding at SOFR+1.48%, $20.0 of Class A-2L notes outstanding at SOFR+1.60%, $30.0 of Class B notes outstanding at SOFR+1.75% and $40.0 of Class C notes outstanding at SOFR+2.15%.
See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
Equity Issuances
We may, from time to time, issue and sell shares of our common stock through public or at-the-market offerings. On May 9, 2025, we entered into the Equity Distribution Agreements with each of the Sales Agents. During the three and six months ended June 30, 2025, the Company did not issue or sell shares of its common stock under the Equity Distribution Agreements. For further details regarding the Equity Distribution Agreements, see Note 3 ““At the Market” Offering” to our consolidated financial statements included in this report.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2025 or 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following tables reflect the distributions per share that we have declared on our common stock during the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
May 5, 2025	Base	June 18, 2025	July 2, 2025	0.64
May 5, 2025	Supplemental	June 18, 2025	July 2, 2025	0.06
Total Dividends Declared				$1.40

	For the Six Months Ended June 30, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
November 2, 2023	Special	May 15, 2024	May 29, 2024	0.05
May 2, 2024	Base	June 12, 2024	July 2, 2024	0.64
May 2, 2024	Supplemental	June 12, 2024	July 2, 2024	0.06
Total Dividends Declared				$1.50
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distribution
On July 31, 2025, our board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about October 2, 2025 to stockholders of record as of the close of business on September 17, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.
Senior Secured Revolving Credit Facility
On July 16, 2025, the Company entered into a third amended and restated senior secured revolving credit agreement, or the Third Amended and Restated Senior Secured Revolving Credit Facility, with the Company, as borrower, JPMorgan Chase Bank, N.A., or JPMorgan, as administrative agent, ING Capital LLC, or ING, as collateral agent, and the lenders party thereto, which amended and restated the second amended and restated senior secured revolving credit facility originally entered into on December 23, 2020, which was subsequently amended by Amendment No. 1 on September 27, 2021, by Amendment No. 2 on May 17, 2022, by Amendment No. 3 on October 31, 2023, and by Amendment No. 4 on June 26, 2024. The Third Amended and Restated Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate amount of up to $4,700 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $2,350 of additional commitments. The Third Amended and Restated Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $240, with a sublimit available for the Company to request the issuance of letters of credit in an aggregate face amount of up to $400, subject to increase or reduction from time to time pursuant to the terms of the Third Amended and Restated Senior Secured Revolving Credit Facility. Capitalized terms used herein shall have the meanings specified in the Third Amended and Restated Senior Secured Revolving Credit Facility.
Availability under the Third Amended and Restated Senior Secured Revolving Credit Facility will terminate on July 16, 2029, or the Commitment Termination Date, and the outstanding loans under the Third Amended and Restated Senior Secured Revolving Credit Facility will mature on July 16, 2030. The Third Amended and Restated Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Commitment Termination Date.
Borrowings under the Third Amended and Restated Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. With respect to lenders other than non-extending lenders, interest under the Third Amended and Restated Senior Secured Revolving Credit Facility for (i) ABR Loans, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by the Wall Street Journal, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month Adjusted Term SOFR Rate plus 1%), plus 0.650% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.775% per annum; and (ii) Term Benchmark Loans or RFR Loans (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.650% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.775% per annum. With respect to non-extending lenders, interest under the Third Amended and Restated Senior Secured Revolving Credit Facility for (i) ABR Loans, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at the alternative base rate, plus 0.750% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.875% per annum; and (ii)

Term Benchmark Loans or RFR Loans (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.750% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.875% per annum. The Company will pay a commitment fee, with respect to lenders other than non-extending lenders, of 0.350% per annum and, with respect to non-extending lenders, and 0.375% per annum, on the daily unused portion of its sublimit under the Third Amended and Restated Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Third Amended and Restated Senior Secured Revolving Credit Facility.
In connection with the Third Amended and Restated Senior Secured Revolving Credit Facility, the Company has made certain representations and warranties and must comply with various covenants and reporting requirements customary for facilities of this type. In addition, the Company must comply with the following financial covenants: (a) the Company must maintain a minimum shareholders’ equity, measured as of each fiscal quarter end; and (b) the Company must maintain at all times a 150% asset coverage ratio (or, if greater, the statutory requirement then applicable to the Company).
The Third Amended and Restated Senior Secured Revolving Credit Facility contains events of default customary for facilities of this type. Upon the occurrence of an event of default, JPMorgan, at the instruction of the lenders, may terminate the commitments and declare the outstanding advances and all other obligations under the Third Amended and Restated Senior Secured Revolving Credit Facility immediately due and payable.
The Company’s obligations under the Third Amended and Restated Senior Secured Revolving Credit Facility are guaranteed by certain of the Company’s subsidiaries. The Company’s obligations under the Third Amended and Restated Senior Secured Revolving Credit Facility are secured by a first priority security interest in substantially all of the assets of the Company and certain of the Company’s subsidiaries thereunder.
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
Other Contractual Obligations
We have entered into agreements with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2025 and 2024.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2025, 66.0% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.1% were debt investments paying fixed interest rates while 17.5% were other income producing investments, 5.4% consisted of non-income producing investments, and the remaining 3.0% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
Pursuant to the terms of the Ambler Credit Facility, Callowhill Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility, the CLO-1 Notes and the CLO-2 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 3.400% Notes, the 2.625% Notes, the 3.250% Notes, the 3.125% Notes, the 7.875% Notes, the 6.875% Notes and the 6.125% Notes, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. To hedge the risks associated with a changing interest rate environment, the Company utilizes interest rate swap strategies. For more information on the Company’s swap strategies, please see Note 2 and Note 7 to our unaudited consolidated financial statements included herein.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2025 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 250 basis points	$(229)	$(125)	$(104)	(15.7)%
Down 200 basis points	(184)	(100)	(84)	(12.7)%
Down 150 basis points	(138)	(75)	(63)	(9.5)%
Down 100 basis points	(92)	(50)	(42)	(6.3)%
Down 50 basis points	(46)	(25)	(21)	(3.2)%
Up 50 basis points	46	25	21	3.2%
Up 100 basis points	92	50	42	6.3%
Up 150 basis points	138	75	63	9.5%
Up 200 basis points	184	100	84	12.7%
Up 250 basis points	229	125	104	15.7%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2025, and no changes over the next twelve months. Includes the effect of interest rate swaps designed as hedging instruments.
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
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2025 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of June 30, 2025					Economic Hedging As of June 30, 2025
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	10.0	$6.6	$6.9	$0.7	—		—
British Pound Sterling		£261.9	359.3	386.1	38.6		£74.4	102.2
Euros		€398.2	468.7	467.0	46.7		€10.9	12.8
Swedish Krona	SEK	1,152.9	121.5	114.6	11.5	SEK	895.4	94.4
Total			$956.1	$974.6	$97.5			$209.4
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
As of June 30, 2025, the net contractual amount of our foreign currency forward contracts totaled $209.4, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2025, we had outstanding borrowings denominated in foreign currencies of €467, £288 and AUD36 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended June 30, 2025. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	—	$—	—	$—
May 1, 2025 through May 31, 2025	—	—	—	—
June 1, 2025 through June 30, 2025	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Stock Repurchase Program and the Affiliated Purchaser Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

1.1†	Form of Equity Distribution Agreement. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2025.)

10.1
Loan and Servicing Agreement, dated June 2, 2025, by and among Callowhill Street Funding LLC, FS KKR Capital Corp., Canadian Imperial Bank of Commerce, and the financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2025.)

10.2
Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of July 16, 2025, by and among FS KKR Capital Corp., as borrower, JPM Chase Bank, N.A., as administrative agent, ING Capital LLC, as collateral agent, and the lenders, documentation agents, joint bookrunners, and joint lead arrangers party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 22, 2025.)

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2025.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer