Form 10-Q
period 2025-09-30
FS KKR Capital Corp
filed 2025-11-05
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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
There were 280,066,433 shares of the registrant’s common stock outstanding as of October 31, 2025.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(in millions, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$9,075 and $8,830, respectively)	$8,888	$8,573
Non-controlled/affiliated investments (amortized cost—$1,149 and $1,128, respectively)	1,085	1,140
Controlled/affiliated investments (amortized cost—$3,814 and $4,086, respectively)	3,442	3,777
Total investments, at fair value (amortized cost—$14,038 and $14,044, respectively)	$13,415	$13,490
Cash and cash equivalents	119	278
Foreign currency, at fair value (cost—$36 and $17, respectively)	36	18
Receivable for investments sold and repaid	48	186
Income receivable	209	187
Unrealized appreciation on foreign currency forward contracts	—	3
Deferred financing costs	36	26
Prepaid expenses and other assets	46	31
Total assets	$13,909	$14,219
Liabilities
Payable for investments purchased	$2	$2
Debt (net of deferred financing costs and discount of $50 and $49, respectively)(1)	7,356	7,351
Unrealized depreciation on foreign currency forward contracts	15	1
Stockholder distributions payable	196	—
Management fees payable	51	53
Subordinated income incentive fees payable(2)	33	35
Administrative services expense payable	7	3
Interest payable	70	108
Other accrued expenses and liabilities	20	44
Total liabilities	7,750	7,597
Commitments and contingencies(3)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 280,066,433 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,284	9,284
Retained earnings (accumulated deficit)(4)	(3,125)	(2,662)
Total stockholders’ equity	6,159	6,622
Total liabilities and stockholders’ equity	$13,909	$14,219
Net asset value per share of common stock at period end	$21.99	$23.64
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

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Investment income
From non-controlled/unaffiliated investments:
Interest income	$217	$274	$658	$838
Paid-in-kind interest income	24	19	55	53
Fee income	4	20	27	46
Dividend and other income	6	7	30	20
From non-controlled/affiliated investments:
Interest income	7	6	23	19
Paid-in-kind interest income	15	11	51	31
Fee income	—	1	3	1
Dividend and other income	5	3	20	12
From controlled/affiliated investments:
Interest income	7	10	35	58
Paid-in-kind interest income	15	36	63	60
Fee income	—	—	—	9
Dividend and other income	73	54	206	167
Total investment income	373	441	1,171	1,314

Operating expenses
Management fees	51	54	156	163
Subordinated income incentive fees(1)	33	44	108	132
Administrative services expenses	3	2	8	7
Accounting and administrative fees	1	1	3	3
Interest expense(2)	116	118	354	349
Other general and administrative expenses	6	7	19	18
Total operating expenses	210	226	648	672
Net investment income before taxes	163	215	523	642
Excise taxes	4	—	4	—
Net investment income	159	215	519	642

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(25)	(24)	(131)	(314)
Non-controlled/affiliated investments	(10)	(26)	(2)	(34)
Controlled/affiliated investments	(18)	7	(73)	(2)
Net realized gain (loss) on foreign currency forward contracts	—	1	(3)	20
Net realized gain (loss) on foreign currency	(20)	(2)	(25)	(5)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(47)	(3)	69	164
Non-controlled/affiliated investments	6	78	(76)	98
Controlled/affiliated investments	141	(53)	(62)	(102)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	3	(6)	(17)	(19)
Net change in unrealized gain (loss) on foreign currency	25	(27)	(60)	(10)
Total net realized and unrealized gain (loss)	55	(55)	(380)	(204)
Provision for taxes on investments	—	—	(11)	—
Realized loss on extinguishment of debt	—	—	(3)	—
Net increase (decrease) in net assets resulting from operations	$214	$160	$125	$438

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations (continued)
(in millions, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$0.76	$0.57	$0.45	$1.56
Weighted average shares outstanding	280,066,433	280,066,433	280,066,433	280,066,433
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(in millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Operations
Net investment income (loss)	$159	$215	$519	$642
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(73)	(44)	(248)	(335)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	103	16	(86)	141
Net change in unrealized gain (loss) on foreign currency	25	(27)	(60)	(10)
Net increase (decrease) in net assets resulting from operations	214	160	125	438
Stockholder distributions(2)
Distributions to stockholders	(196)	(196)	(588)	(616)
Net decrease in net assets resulting from stockholder distributions	(196)	(196)	(588)	(616)
Capital share transactions(3)
Repurchases of common stock	—	—	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—	—	—
Total increase (decrease) in net assets	18	(36)	(463)	(178)
Net assets at beginning of period	6,141	6,707	6,622	6,849
Net assets at end of period	$6,159	$6,671	$6,159	$6,671
_______________
(1)See Note 7 for a discussion of the Company’s financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(in millions)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$125	$438
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(4,109)	(3,840)
Paid-in-kind interest	(169)	(107)
Proceeds from sales and repayments of investments	4,109	4,512
Net realized (gain) loss on investments	206	350
Net change in unrealized (appreciation) depreciation on investments	69	(160)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	17	19
Realized loss on extinguishment of debt	3	—
Accretion of discount	(33)	(49)
Amortization of deferred financing costs and discount	16	14
Unrealized (gain)/loss on borrowings in foreign currency	100	13
(Increase) decrease in receivable for investments sold and repaid	138	(222)
(Increase) decrease in income receivable	(20)	(23)
(Increase) decrease in prepaid expenses and other assets	7	(19)
Increase (decrease) in payable for investments purchased	—	1
Increase (decrease) in management fees payable	(2)	(2)
Increase (decrease) in subordinated income incentive fees payable	(2)	3
Increase (decrease) in administrative services expense payable	4	—
Increase (decrease) in interest payable	(38)	1
Increase (decrease) in other accrued expenses and liabilities	(24)	(24)
Mark-to-market of hedged debt	—	18
Net cash provided by (used in) operating activities	397	923
Cash flows from financing activities
Stockholder distributions	(392)	(616)
Borrowings under financing arrangements	6,545	3,425
Repayments of financing arrangements	(6,661)	(3,577)
Deferred financing costs paid	(30)	(15)
Net cash provided by (used in) financing activities	(538)	(783)
Total increase (decrease) in cash	(141)	140
Cash, cash equivalents and foreign currency at beginning of period	296	231
Cash, cash equivalents and foreign currency at end of period	$155	$371
Supplemental disclosure
Federal income taxes paid during the period	$11	$1
Interest paid during the period	$376	$334

Supplemental disclosure of non-cash operating activities:
During the nine months ended September 30, 2025, the Company contributed $431 of investments at fair value to Credit Opportunities Partners JV, LLC.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—126.4%
3Pillar Global Inc	(v)	Software & Services	SF	+	6.0%			0.8%	11/2026		$1.2	$1.2	$1.2
3Pillar Global Inc	(i)(v)	Software & Services	SF	+	6.0%			0.8%	11/2027		122.5	122.1	118.6
3Pillar Global Inc	(x)	Software & Services	SF	+	6.0%			0.8%	11/2026		7.9	7.9	7.7
48Forty Solutions LLC	(ac)(v)(y)(z)	Commercial & Professional Services	SF	+	6.0%	(3.5% PIK	/ 3.5% PIK)	1.0%	11/2029		180.7	180.0	82.7
48Forty Solutions LLC	(ac)(v)(y)(z)	Commercial & Professional Services	SF	+	6.0%			1.0%	11/2029		8.5	8.3	3.9
48Forty Solutions LLC	(ac)(x)(y)(z)	Commercial & Professional Services	SF	+	6.0%			1.0%	11/2029		2.1	2.1	1.0
Aareon AG	(w)(x)	Software & Services	E	+	4.8%	(0.0% PIK	/ 1.8% PIK)	0.0%	10/2031		€13.6	15.1	15.3
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		$0.5	0.5	0.5
Advanced Dermatology & Cosmetic Surgery	(l)(m)(t)(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2027		45.1	44.3	45.1
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		3.1	3.1	3.1
Advania Sverige AB	(aa)(v)(w)	Software & Services	E	+	4.3%			0.0%	05/2031		€5.0	5.4	5.9
Advania Sverige AB	(v)(w)	Software & Services	SA	+	5.0%			0.0%	06/2031		£51.4	65.0	69.1
Advania Sverige AB	(v)(w)	Software & Services	SR	+	5.0%			0.0%	06/2031	SEK	161.1	14.9	17.1
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		$6.7	6.7	6.4
Affordable Care Inc	(ac)(l)(m)(v)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/2028		57.7	57.6	55.2
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		6.2	6.2	5.9
AGS Health LLC	(v)	Software & Services	SF	+	4.5%			0.5%	08/2032		17.3	17.3	17.3
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.0	6.0	6.0
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		2.1	2.1	2.1
Alacrity Solutions Group LLC	(ad)(m)(v)	Insurance	SF	+	5.3%			1.0%	02/2030		0.1	—	0.1
Alacrity Solutions Group LLC	(ad)(m)(v)	Insurance	SF	+	6.3%	(5.3% PIK	/ 5.3% PIK)	1.0%	02/2030		10.6	10.5	10.6
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		1.7	1.7	1.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		2.3	2.3	2.3
A-Lign Assurance LLC	(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2032		11.0	10.8	10.8
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2032		3.2	3.2	3.2
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.8%			0.8%	08/2032		1.5	1.5	1.5
Alpha Financial Markets Consulting PLC	(v)(w)	Commercial & Professional Services	SA	+	5.3%			0.0%	08/2031		£2.6	3.4	3.5
Alpha Financial Markets Consulting PLC	(w)(x)	Commercial & Professional Services	SA	+	5.3%			0.0%	08/2031		1.8	2.4	2.3
American Vision Partners	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		$4.5	4.5	4.5
American Vision Partners	(i)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2027		89.8	89.5	89.8
American Vision Partners	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		3.3	3.3	3.3
Amerivet Partners Management Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028		67.1	66.9	66.2
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028		8.4	8.4	8.3
Apex Group Limited	(aa)(m)(w)	Financial Services	SF	+	3.5%			0.0%	02/2032		2.4	2.4	2.4
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		31.0	31.0	31.4
Apex Service Partners LLC	(l)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		93.0	92.2	93.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029		$5.1	$5.1	$5.1
Arcfield Acquisition Corp	(x)	Capital Goods	SF	+	5.0%			0.5%	10/2031		6.0	6.0	6.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	(f)(l)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	01/2031		52.7	52.4	53.2
Arcwood Environmental (fka Heritage Environmental Services Inc)	(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031		11.5	11.5	11.6
Arcwood Environmental (fka Heritage Environmental Services Inc)	(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031		2.7	2.7	2.7
Arcwood Environmental (fka Heritage Environmental Services Inc)	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	01/2030		8.0	8.0	8.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031		2.4	2.4	2.4
Area Wide Protective Inc	(f)(v)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/2030		19.1	18.9	19.1
Area Wide Protective Inc	(x)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/2030		12.1	12.1	12.1
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	6.0%			1.0%	06/2028	A$	10.8	7.1	7.1
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	6.0%	PIK		1.0%	09/2026		$26.8	26.8	26.8
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2026		89.9	89.6	89.9
Avetta LLC	(l)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031		8.4	8.3	8.5
Avetta LLC	(x)	Software & Services	SF	+	4.3%			0.5%	07/2030		1.8	1.8	1.8
Avetta LLC	(x)	Software & Services	SF	+	4.5%			0.5%	07/2030		0.8	0.8	0.8
Avetta LLC	(x)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031		3.7	3.7	3.7
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/2031		£60.2	76.7	79.7
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031		€21.7	23.1	25.0
BDO USA PA	(l)(v)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/2028		$27.9	27.5	28.1
Belk Inc	(ac)(v)	Consumer Discretionary Distribution & Retail			15.0%				07/2029		24.0	24.0	24.4
BGB Group LLC	(f)(i)(l)(m)(t)	Media & Entertainment	SF	+	5.3%			1.0%	08/2027		108.0	107.6	106.0
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	08/2027		7.4	7.4	7.3
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	08/2027		19.9	19.9	19.6
Bonterra LLC	(f)(l)(t)(v)	Software & Services	SF	+	5.0%			0.8%	03/2032		117.6	117.1	117.7
Bonterra LLC	(v)	Software & Services	SF	+	5.0%			0.8%	03/2032		2.5	2.5	2.5
Bonterra LLC	(x)	Software & Services	SF	+	5.0%			0.8%	03/2032		17.0	17.0	17.0
Bonterra LLC	(x)	Software & Services	SF	+	5.0%			0.8%	03/2032		14.4	14.4	14.4
Cadence Education LLC	(v)	Consumer Services	SF	+	5.0%			0.8%	05/2031		8.0	8.0	8.1
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2030		8.5	8.5	8.5
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2031		6.3	6.3	6.4
Cambrex Corp	(f)(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/2032		30.9	30.7	31.5
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/2032		8.2	8.2	8.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/2032	$9.4	$9.4	$9.6
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	5.6	5.6	5.6
Carrier Fire Protection	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	0.5	0.5	0.5
Carrier Fire Protection	(l)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	9.7	9.6	9.8
Carrier Fire Protection	(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/2031	0.5	0.5	0.5
Carrier Fire Protection	(v)	Commercial & Professional Services	E	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	€2.4	2.6	2.8
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	$2.0	2.0	2.0
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.5%	07/2031	2.1	2.1	2.1
Circana Group (f.k.a. NPD Group)	(l)(m)	Consumer Services	SF	+	4.5%			0.8%	12/2029	17.3	17.3	17.5
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF	+	4.5%			0.8%	12/2028	4.3	4.3	4.3
Civica Group Ltd	(v)(w)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	£3.5	4.4	4.6
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	4.0	5.1	5.1
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 5.5% PIK)	0.0%	08/2030	3.6	4.4	4.5
Clarience Technologies LLC	(f)(l)(t)(v)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	$93.5	93.5	94.4
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	02/2031	12.4	12.4	12.4
Clarience Technologies LLC	(x)	Capital Goods	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	27.5	27.5	27.8
Clarience Technologies LLC	(x)	Capital Goods	SF	+	5.8%			0.8%	02/2032	4.5	4.5	4.5
CLEAResult Consulting Inc	(f)(l)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	18.0	17.9	18.2
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	4.5	4.5	4.6
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/2031	3.0	3.0	3.0
ClubCorp Club Operations Inc	(v)	Consumer Services	SF	+	5.0%			1.0%	07/2032	30.1	29.9	29.9
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2031	5.7	5.7	5.7
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2032	3.4	3.4	3.4
Community Brands Inc	(t)(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	43.8	43.5	44.2
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	4.4	4.4	4.4
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	7.1	7.1	7.1
Consilium Safety Group AB	(w)(x)	Capital Goods	E	+	5.5%	(0.0% PIK)		0.0%	04/2031	€9.8	10.5	10.7
Corsearch Intermediate Inc	(l)(m)(v)	Software & Services	SF	+	5.5%			1.0%	04/2028	$30.1	29.2	30.1
CSafe Global	(t)(v)	Transportation	SF	+	5.8%			0.8%	12/2028	87.0	86.9	87.9
CSafe Global	(v)	Transportation	SA	+	5.8%			0.8%	12/2028	£15.3	19.6	20.8
CSafe Global	(v)	Transportation	SF	+	5.8%			0.8%	03/2029	$9.2	9.2	9.2
CSafe Global	(x)	Transportation	SF	+	5.8%			0.8%	03/2029	2.3	2.3	2.3
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	04/2032	3.2	3.2	3.1
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%			0.0%	04/2032	4.7	4.7	4.7
Dedalus Finance GmbH	(aa)(v)(w)	Software & Services	E	+	3.8%			0.0%	05/2030	€1.0	1.1	1.2
Dental Care Alliance Inc	(l)(m)(v)	Health Care Equipment & Services	SF	+	6.4%			0.8%	04/2028	$108.8	107.1	102.9
Dental365 LLC	(f)(l)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028	23.0	23.0	23.0
Dental365 LLC	(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028	13.7	13.7	13.7
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/2028	5.1	5.1	5.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		$5.0	$5.0	$5.0
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	5.3%			0.8%	12/2029		0.4	0.4	0.4
DOXA Insurance Holdings LLC	(l)(v)	Insurance	SF	+	5.3%			0.8%	12/2030		29.3	29.2	29.3
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	5.3%			0.8%	12/2029		2.9	2.9	2.9
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	5.3%			0.8%	12/2030		0.1	0.1	0.1
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	5.0%			0.8%	12/2030		22.6	22.6	22.8
DuBois Chemicals Inc	(f)(l)(t)(v)	Materials	SF	+	5.0%			0.8%	06/2031		52.5	52.3	53.0
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		5.9	5.9	5.9
Eagle Railcar Services Roscoe Inc	(l)	Transportation	SF	+	4.5%			0.5%	06/2032		8.4	8.4	8.4
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			0.5%	06/2032		12.0	12.0	12.0
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			0.5%	06/2032		10.8	10.8	10.8
Envirotainer Ltd	(w)(x)	Transportation	E	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.0%	07/2029		€2.7	2.8	2.8
Excelitas Technologies Corp	(l)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		$1.9	1.9	1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2028		2.4	2.4	2.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		22.6	22.6	22.6
Flexera Software LLC	(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		79.8	79.7	79.7
Flexera Software LLC	(v)	Software & Services	E	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		€24.1	28.1	28.2
Flexera Software LLC	(x)	Software & Services	SF	+	4.8%			0.5%	08/2032		$6.5	6.5	6.5
Follett Software Co	(f)(t)	Software & Services	SF	+	4.5%			0.5%	08/2031		18.9	18.8	19.0
Follett Software Co	(x)	Software & Services	SF	+	4.5%			0.5%	08/2030		5.6	5.6	5.6
Fortnox AB	(w)(x)	Software & Services	SR	+	4.8%	(0.0% PIK	/ 2.6% PIK)	0.0%	06/2032	SEK	85.7	9.0	8.7
Foundation Consumer Brands LLC	(f)(l)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		$74.2	73.0	75.0
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		7.7	7.7	7.7
Foundation Risk Partners Corp	(l)(m)(v)	Insurance	SF	+	4.8%			0.8%	10/2030		85.2	84.7	86.1
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2029		11.8	11.8	11.8
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2030		15.1	15.1	15.2
Frontline Road Safety LLC	(f)(l)(v)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/2032		46.4	46.2	46.6
Frontline Road Safety LLC	(v)	Capital Goods	SF	+	4.8%			0.0%	03/2032		2.8	2.8	2.8
Frontline Road Safety LLC	(v)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/2032		55.9	55.7	56.2
Frontline Road Safety LLC	(v)	Capital Goods	SF	+	4.8%				03/2032		3.0	3.0	3.0
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%			0.0%	03/2032		13.0	13.0	13.0
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/2032		2.6	2.6	2.6
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%				03/2032		11.3	11.3	11.3
Fullsteam Holdings LLC	(v)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		33.2	32.9	32.9
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		11.1	11.0	11.0
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%			0.8%	08/2031		3.7	3.7	3.7
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF	+	6.3%			1.0%	05/2028		123.1	123.1	122.5
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028		20.4	20.4	20.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028	$45.5	$45.5	$44.5
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	09/2028	2.7	2.7	2.7
Galway Partners Holdings LLC	(l)(m)(t)(v)	Insurance	SF	+	4.5%	(0.0% PIK	/ 1.0% PIK)	0.8%	09/2028	76.4	75.6	76.4
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%	(0.0% PIK)		0.8%	09/2028	1.4	1.4	1.4
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028	10.3	10.3	10.3
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%	(0.0% PIK)		0.8%	09/2028	7.0	7.0	7.0
General Datatech LP	(f)(l)(m)(t)(v)	Software & Services	SF	+	6.3%			1.0%	06/2027	112.3	111.9	111.7
Gigamon Inc	(v)	Software & Services	SF	+	5.8%			0.8%	03/2028	6.5	6.5	6.1
Gigamon Inc	(i)(v)	Software & Services	SF	+	5.8%			0.8%	03/2029	104.2	103.7	97.4
Gigamon Inc	(x)	Software & Services	SF	+	5.8%			0.8%	03/2028	2.8	2.8	2.6
Gracent LLC	(ad)(v)	Health Care Equipment & Services			12.0%	PIK			02/2027	34.9	33.2	32.5
Granicus Inc	(l)(v)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	16.5	16.4	16.6
Granicus Inc	(l)(v)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	5.0	5.0	5.1
Granicus Inc	(x)	Software & Services	SF	+	5.3%			0.8%	01/2031	2.3	2.3	2.3
Granicus Inc	(x)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	1.0	1.0	1.0
Hargreaves Lansdown Ltd	(v)(w)	Financial Services	SA	+	5.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/2032	£78.7	100.1	103.8
Heniff Transportation Systems LLC	(f)(m)(v)	Transportation	SF	+	6.0%			1.0%	12/2026	$78.0	75.9	78.0
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	6.0%			1.0%	12/2026	15.3	15.2	15.3
Heniff Transportation Systems LLC	(l)(v)	Transportation	SF	+	5.8%			1.0%	12/2026	12.7	12.5	12.7
Heniff Transportation Systems LLC	(x)	Transportation	SF	+	6.0%			1.0%	12/2026	2.5	2.5	2.5
Hibu Inc	(f)(l)(m)(t)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	84.3	82.6	84.3
Hibu Inc	(f)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	42.2	41.9	42.6
Hibu Inc	(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	16.7	16.7	17.1
Higginbotham Insurance Agency Inc	(v)	Insurance	SF	+	4.8%			1.0%	11/2028	10.4	10.4	10.4
Higginbotham Insurance Agency Inc	(x)	Insurance	SF	+	4.8%			1.0%	11/2028	7.7	7.7	7.7
Highgate Hotels Inc	(l)(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029	33.4	33.1	33.4
Highgate Hotels Inc	(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029	0.9	0.9	0.9
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029	3.3	3.3	3.3
HKA	(m)(w)	Commercial & Professional Services	SF	+	5.3%	(0.0% PIK	/ 1.8% PIK)	0.5%	08/2029	3.5	3.5	3.5
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	19.3	19.3	19.3
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	3.5	3.5	3.5
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	6.5	6.5	6.5
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.8	0.8	0.8
Homrich & Berg Inc	(f)	Financial Services	SF	+	4.8%			0.8%	11/2031	6.3	6.3	6.3
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.7	0.7	0.7
Horizon CTS Buyer LLC	(l)(t)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/2032	73.0	72.7	73.4
Horizon CTS Buyer LLC	(v)	Capital Goods	SF	+	4.5%			0.8%	03/2032	5.5	5.5	5.5
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/2032	13.8	13.8	13.9
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.5%			0.8%	03/2032	11.7	11.7	11.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Individual FoodService	(l)(v)	Capital Goods	SF	+	5.0%			1.0%	10/2029		$74.3	$73.3	$74.3
Individual FoodService	(x)	Capital Goods	SF	+	5.0%			1.0%	10/2029		1.5	1.5	1.5
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.0%	(1.0% PIK	/ 1.0% PIK)	0.0%	09/2028		€74.8	89.0	86.4
Industry City TI Lessor LP	(s)(v)	Consumer Services			13.4%	(7.8% PIK	/ 7.8% PIK)		06/2026		$11.2	11.2	11.5
Inhabit IQ	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/2032		3.6	3.6	3.6
Inhabit IQ	(x)	Software & Services	SF	+	4.5%			0.8%	01/2032		2.2	2.2	2.2
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	4.8%	(0.0% PIK	/ 1.8% PIK)		11/2031	A$	3.9	2.5	2.9
Insight Global LLC	(i)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		$62.5	62.2	62.5
Insight Global LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		36.6	36.6	36.6
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			0.8%	05/2028		2.8	2.8	2.8
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		1.8	1.8	1.8
Insightsoftware.Com Inc	(l)(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		41.2	41.2	41.2
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			0.8%	05/2028		25.8	25.8	25.8
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			1.0%	05/2028		3.6	3.6	3.6
Integrity Marketing Group LLC	(l)(v)	Insurance	SF	+	5.0%			0.8%	08/2028		98.6	98.6	98.6
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028		0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028		0.7	0.7	0.7
J S Held LLC	(f)(l)(v)	Insurance	SF	+	5.5%			1.0%	06/2028		82.9	82.6	82.9
J S Held LLC	(v)	Insurance	SF	+	5.5%			1.0%	06/2028		8.4	8.4	8.5
J S Held LLC	(x)	Insurance	SF	+	5.5%			1.0%	06/2028		6.9	6.9	6.9
J S Held LLC	(x)	Insurance	SF	+	5.5%			1.0%	06/2028		11.6	11.6	11.7
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF	+	5.4%	PIK		1.0%	11/2028		215.4	212.0	215.4
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)(y)(z)	Commercial & Professional Services	SF	+	8.2%	PIK		1.0%	11/2028		98.6	94.1	48.8
Keystone Agency Partners LLC	(v)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/2032		44.3	44.1	44.1
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/2032		8.5	8.5	8.5
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.5%			0.8%	08/2032		3.8	3.8	3.8
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030		€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030		0.5	0.6	0.5
Lazer Logistics Inc	(f)(l)(v)	Transportation	SF	+	5.0%			0.8%	05/2030		$24.0	23.8	24.0
Lazer Logistics Inc	(x)	Transportation	SF	+	5.0%			0.8%	05/2029		1.9	1.9	1.9
Learning Experience Corp/The	(t)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032		15.9	15.8	15.9
Learning Experience Corp/The	(x)	Consumer Services	SF	+	4.8%			0.8%	07/2032		3.5	3.5	3.5
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030		1.4	1.4	1.4
Legends Hospitality LLC	(f)(t)(v)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031		123.8	122.7	123.9
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030		12.4	12.4	12.4
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031		2.6	2.6	2.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lionbridge Technologies Inc	(f)(i)(s)(t)(v)	Media & Entertainment	SF	+	7.0%			1.0%	12/2025	$93.0	$92.7	$88.3
Lipari Foods LLC	(i)(m)(v)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/2028	98.8	98.0	96.0
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.0%	12/2028	£15.0	20.0	20.2
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028	4.3	5.5	5.8
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028	5.6	7.2	7.1
Magna Legal Services LLC	(l)(m)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029	$35.5	35.3	35.5
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2028	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029	0.8	0.8	0.8
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	3.5	3.5	3.5
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.6	0.6	0.6
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	3.2	3.2	3.2
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	2.7	2.7	2.7
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031	9.3	9.3	9.4
MB2 Dental Solutions LLC	(l)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	150.8	150.0	152.4
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	26.3	26.3	26.5
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	10.7	10.7	10.7
Medallia Inc	(m)(v)	Software & Services	SF	+	6.5%	(4.0% PIK	/ 4.0% PIK)	0.8%	10/2028	232.9	231.8	212.5
Med-Metrix	(f)(t)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	77.8	77.5	77.4
Med-Metrix	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	37.2	37.2	37.0
Med-Metrix	(x)	Software & Services	SF	+	4.8%			0.8%	07/2032	34.1	34.1	33.9
Mercer Advisors Inc	(f)(v)	Financial Services	SF	+	4.8%			0.8%	10/2030	36.3	36.3	36.3
Mercer Advisors Inc	(x)	Financial Services	SF	+	4.8%			0.8%	10/2030	6.3	6.3	6.3
Model N Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	29.5	29.4	29.8
Model N Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	6.1	6.1	6.1
Model N Inc	(x)	Software & Services	SF	+	4.8%			0.8%	06/2031	3.2	3.2	3.2
NBG Home	(v)(y)	Consumer Durables & Apparel							03/2026	10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF	+	10.0%	PIK		1.0%	03/2026	32.7	30.7	4.4
NCI Inc	(ad)(v)	Software & Services	SF	+	7.5%	(0.0% PIK	/ 7.5% PIK)	1.0%	08/2028	31.1	31.2	31.1
NeoGov Newt Holdco Inc		Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032	20.1	20.0	20.0
NeoGov Newt Holdco Inc	(x)	Software & Services	SA	+	4.5%			0.5%	09/2032	1.1	1.1	1.1
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	2.4	2.4	2.4
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032	4.9	4.9	4.8
Net Documents	(v)	Software & Services	SF	+	4.5%			1.0%	07/2029	1.0	1.0	1.0
Net Documents	(l)(v)	Software & Services	SF	+	4.5%			1.0%	07/2029	32.7	32.5	32.7
Net Documents	(x)	Software & Services	SF	+	4.5%			1.0%	07/2029	3.4	3.4	3.4
Netsmart Technologies Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/2031	47.7	47.5	48.1
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/2031	6.2	6.2	6.3
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/2031	6.3	6.3	6.3
New Era Technology Inc	(v)	Software & Services	SF	+	6.3%	PIK		0.0%	06/2030	10.1	10.1	10.1
New Era Technology Inc	(v)	Software & Services	SF	+	6.3%	PIK		0.0%	06/2030	2.3	2.3	2.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
New Era Technology Inc	(x)	Software & Services	SF	+	6.3%	PIK		0.0%	06/2030		$2.3	$2.3	$2.3
Nidda Healthcare Holding AG	(aa)(ab)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	3.5%			0.0%	02/2030		€1.0	1.2	1.2
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.7%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031	SEK	156.9	14.6	16.7
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.7%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031		227.1	21.0	24.2
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E	+	5.5%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031		€15.3	16.0	18.0
OEConnection LLC	(l)(v)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	04/2031		$19.1	19.1	19.3
OEConnection LLC	(x)	Software & Services	SF	+	5.3%			0.8%	04/2031		6.4	6.4	6.4
OEConnection LLC	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.3% PIK)	0.8%	04/2031		6.3	6.3	6.3
Oxford Global Resources LLC	(f)(l)(m)(t)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		92.2	91.8	92.2
Oxford Global Resources LLC	(l)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		8.4	8.4	8.4
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		3.6	3.6	3.6
PartsSource Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028		82.6	82.1	82.6
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		0.7	0.7	0.7
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028		5.7	5.7	5.7
PCI Pharma Services	(v)(w)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/2032		14.7	14.6	14.8
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/2032		50.3	50.3	50.7
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	01/2032		9.9	9.9	9.9
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	07/2032		1.8	1.8	1.8
Production Resource Group LLC	(v)	Media & Entertainment	SF	+	8.3%	PIK		1.0%	08/2029		244.2	243.4	251.5
Production Resource Group LLC	(v)(y)(z)	Media & Entertainment	SF	+	13.0%	PIK		0.3%	08/2029		215.1	197.4	141.7
Production Resource Group LLC	(v)(y)(z)	Media & Entertainment	SF	+	5.7%	PIK		1.0%	08/2029		0.3	0.3	0.2
Production Resource Group LLC	(v)	Media & Entertainment	SF	+	7.5%	(9.5% PIK	/ 9.5% PIK)	1.0%	08/2029		10.0	9.6	10.3
PSC Group	(v)	Transportation	SF	+	5.3%			0.8%	04/2030		0.8	0.8	0.8
PSC Group	(l)(v)	Transportation	SF	+	5.0%			0.8%	04/2031		17.3	17.2	17.5
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2030		1.6	1.6	1.6
PSC Group	(x)	Transportation	SF	+	5.0%			0.8%	04/2031		1.7	1.7	1.8
PSKW LLC (dba ConnectiveRx)	(l)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/2028	101.5		101.5	101.5
Radwell International LLC	(i)(m)(v)	Capital Goods	SF	+	5.5%			0.8%	04/2029	67.3		67.3	68
Radwell International LLC	(v)	Capital Goods	SF	+	5.5%			0.8%	04/2029		1.8	1.8	1.8
Radwell International LLC	(x)	Capital Goods	SF	+	5.5%			0.8%	04/2029		58.3	58.3	58.9
Radwell International LLC	(x)	Capital Goods	SF	+	5.5%			0.8%	04/2029		5.1	5.1	5.1
Railpros Inc	(v)	Commercial & Professional Services	SF	+	4.5%			0.8%	05/2032		2.6	2.6	2.6
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	05/2032		0.8	0.8	0.8
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	05/2032		0.4	0.4	0.4
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF	+	6.3%			0.0%	02/2028		43.3	42.7	40.9
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 8.3% PIK)	0.0%	02/2028		48.6	38.0	13.5
Resa Power LLC	(t)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032		62.0	61.8	62.3
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032		17.4	17.4	17.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/2032	$8.6	$8.6	$8.6
Revere Superior Holdings Inc	(l)(m)(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	42.2	41.7	42.2
Revere Superior Holdings Inc	(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	0.5	0.5	0.5
Revere Superior Holdings Inc	(x)	Software & Services	SF	+	5.0%			1.0%	10/2029	3.3	3.3	3.3
Rialto Capital Management LLC	(l)(v)	Financial Services	SF	+	5.0%			0.8%	12/2030	13.2	13.1	13.4
Rialto Capital Management LLC	(x)	Financial Services	SF	+	5.0%			0.8%	12/2030	0.5	0.5	0.5
Rockefeller Capital Management LP	(l)	Financial Services	SF	+	4.8%			0.5%	04/2031	8.3	8.3	8.3
Rockefeller Capital Management LP	(x)	Financial Services	SF	+	4.8%			0.5%	04/2031	3.9	3.9	3.9
Safe-Guard Products International LLC	(f)(l)(t)(v)	Financial Services	SF	+	4.8%			0.8%	04/2030	40.3	40.0	40.7
Safe-Guard Products International LLC	(x)	Financial Services	SF	+	4.8%			0.8%	04/2030	8.8	8.8	8.8
SAMBA Safety Inc	(m)	Software & Services	SF	+	4.8%			1.0%	09/2027	5.5	5.5	5.5
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%			1.0%	09/2027	0.6	0.6	0.6
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%			1.0%	09/2027	1.2	1.2	1.2
Service Express Inc	(l)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/2031	32.7	32.6	33.0
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	08/2031	5.8	5.8	5.9
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.8%			0.5%	08/2031	4.3	4.3	4.3
Shaw Development LLC	(v)	Capital Goods	SF	+	6.0%			0.5%	10/2029	28.3	28.1	27.2
Source Code LLC	(l)(t)(v)	Software & Services	SF	+	6.5%			1.0%	07/2027	52.6	52.2	52.6
Sphera Solutions Inc	(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	0.8	0.8	0.8
Sphera Solutions Inc	(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	31.2	31.1	31.1
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	3.4	3.4	3.4
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	6.4	6.4	6.4
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	20.0	20	20.0
Spins LLC	(t)(v)	Software & Services	SF	+	4.8%			1.0%	01/2029	32.5	32.5	32.8
Spins LLC	(x)	Software & Services	SF	+	4.8%			1.0%	01/2029	3.2	3.2	3.2
Spotless Brands LLC	(l)(v)	Consumer Services	SF	+	5.8%			1.0%	07/2028	30.5	30.2	30.8
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.5%			1.0%	07/2028	31.4	31.4	31.6
Spotless Brands LLC	(x)	Consumer Services	SF	+	5.5%			1.0%	07/2028	4.3	4.3	4.3
Spotless Brands LLC	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2028	6.2	6.2	6.2
STV Group Inc	(f)	Capital Goods	SF	+	4.8%			0.8%	03/2031	9.9	9.8	9.9
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2030	8.3	8.3	8.3
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2031	11.9	11.9	12.0
Summit Interconnect Inc	(m)(t)(v)	Capital Goods	SF	+	6.0%			1.0%	09/2028	132.6	132.0	122.6
Sweeping Corp of America Inc	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	1.1	1.1	1.1
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	15.5	15.1	15.5
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF	+	5.8%	PIK		1.0%	06/2027	32.4	32.4	32.4
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	4.5	4.5	4.5
Tangoe LLC	(m)(s)(v)	Software & Services	SF	+	6.7%	(1.7% PIK	/ 1.7% PIK)	1.0%	06/2026	168.8	167.7	152.0
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services			12.5%	PIK			06/2026	22.2	8.9	0.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components							07/2026		€43.9	$38.7	$2.5
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%	(2.0% PIK	/ 2.0% PIK)	0.8%	12/2027		$46.0	45.6	36.7
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027		9.6	9.6	7.7
Time Manufacturing Co	(v)	Capital Goods	E	+	6.5%	(2.0% PIK	/ 2.0% PIK)	0.8%	12/2027		€13.9	14.7	13.0
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027		$14.2	14.2	11.3
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/2032		33.2	32.9	32.9
Turnpoint Services Inc	(v)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030		0.3	0.3	0.3
Turnpoint Services Inc	(l)(v)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031		8.4	8.3	8.4
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030		1.3	1.3	1.3
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031		2.5	2.5	2.5
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF	+	3.8%			0.5%	08/2029		1.7	1.7	1.7
USIC Holdings Inc	(f)(l)(t)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031		121.5	121.0	124.0
USIC Holdings Inc	(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031		5.3	5.3	5.3
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031		3.8	3.8	3.9
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031		9.9	9.9	9.9
Veriforce LLC	(w)(x)	Software & Services	SF	+	5.0%			0.8%	11/2031		3.7	3.7	3.7
Veriforce LLC	(w)(x)	Software & Services	SF	+	5.0%			0.8%	11/2031		4.7	4.7	4.7
Vermont Information Processing Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032		8.4	8.3	8.4
Vermont Information Processing Inc	(v)	Software & Services	SF	+	4.8%			0.5%	01/2032		1.0	1.0	1.0
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032		9.6	9.6	9.6
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%			0.5%	01/2032		1.9	1.9	1.9
Version1 Software Ltd	(v)(w)	Software & Services	E	+	4.9%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029		€2.0	1.9	2.3
Version1 Software Ltd	(w)(x)	Software & Services	E	+	4.9%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029		11.7	13.0	13.1
VetCor Professional Practices LLC	(l)(m)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		$67.4	67.0	67.4
VetCor Professional Practices LLC	(l)(v)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/2029		8.3	8.3	8.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		13.5	13.3	13.5
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		6.7	6.7	6.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		20.8	20.8	20.8
Vitu	(f)(t)	Software & Services	SF	+	4.5%			0.8%	01/2032		55.8	55.6	56.9
Vitu	(x)	Software & Services	SF	+	4.5%			0.8%	01/2031		9.1	9.1	9.1
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(i)(m)(t)(v)	Household & Personal Products	SF	+	6.3%			1.0%	11/2027		105.3	103.6	105.4
Waste Services Group Pty Ltd	(w)(x)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	A$	11.2	6.9	6.9
Wealth Enhancement Group LLC	(v)	Financial Services	SF	+	4.5%			1.0%	10/2028		$4.5	4.5	4.5
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.5%			1.0%	10/2028		2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.5%			1.0%	10/2028		18.9	18.9	19.0
Wedgewood Weddings	(v)	Consumer Services	SF	+	4.8%			0.8%	06/2032		28.9	28.8	28.9
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.8%			0.8%	06/2032		5.8	5.8	5.8
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.8%			0.8%	06/2032		5.8	5.8	5.8
West Star Aviation Inc	(f)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		20.0	19.9	20.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%			0.8%	05/2032	$2.4	$2.4	$2.4
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032	17.9	17.9	17.9
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%			0.8%	05/2032	29.5	29.5	29.5
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028	€57.0	61.4	65.2
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028	11.6	6.0	13.3
Woolpert Inc	(v)	Capital Goods	SF	+	4.5%			1.0%	04/2031	$1.0	1.0	1.0
Woolpert Inc		Capital Goods	SF	+	4.5%			1.0%	04/2032	10.6	10.6	10.6
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2031	6.9	6.9	6.9
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2032	15.9	15.9	15.7
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	(4.0% PIK	/ 4.0% PIK)	1.0%	03/2028	19.8	19.3	5.5
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032	0.9	0.8	0.9
Worldwise Inc	(x)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032	0.9	0.9	0.9
Xylem Kendall	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030	17.7	17.7	17.7
Xylem Kendall	(v)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030	1.2	1.2	1.2
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030	15.9	15.9	15.9
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030	1.6	1.6	1.6
Zellis Holdings Ltd	(v)(w)	Software & Services	SA	+	4.4%	(0.0% PIK	/ 1.7% PIK)	0.0%	08/2031	£2.8	3.6	3.8
Zellis Holdings Ltd	(w)(x)	Software & Services	SA	+	4.4%	(0.0% PIK	/ 1.7% PIK)	0.0%	08/2031	3.4	4.4	4.4
Zendesk Inc	(l)(m)(v)	Software & Services	SF	+	5.0%			0.8%	11/2028	$63.8	63.3	63.8
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028	9.7	9.7	9.7
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028	6.0	6.0	6.0
Zeus Industrial Products Inc	(l)(v)	Health Care Equipment & Services	SF	+	6.0%	(3.0% PIK	/ 3.0% PIK)	0.8%	02/2031	82.7	82.2	79.0
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	7.7	7.7	7.4
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2030	11.6	11.6	11.1
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	7.7	7.7	7.4
Total Senior Secured Loans—First Lien											9,572.0	9,256.8
Unfunded Loan Commitments											(1,473.4)	(1,473.4)
Net Senior Secured Loans—First Lien											8,098.6	7,783.4

Senior Secured Loans—Second Lien—10.3%
Constellis Holdings LLC	(v)	Capital Goods	SF	+	9.0%			1.0%	12/2028	7.5	7.3	7.3
Peraton Corp	(s)(v)	Capital Goods	SF	+	8.0%			1.0%	02/2029	175.0	169.2	154.9
Peraton Corp	(v)	Capital Goods	SF	+	7.8%			0.8%	02/2029	129.8	126.0	114.3
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.1	7.1	7.0
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.4	7.4	7.3
Solera LLC	(v)	Software & Services	SF	+	9.0%			1.0%	06/2029	335.9	325.2	336.0
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services							03/2034	8.3	4.9	5.2
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services							03/2036	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	€3.8	4.1	4.4
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	2.3	3.0	3.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.2%	PIK		1.0%	03/2032	$0.7	$0.2	$0.2
Total Senior Secured Loans—Second Lien											654.4	639.6
Unfunded Loan Commitments											(3.0)	(3.0)
Net Senior Secured Loans—Second Lien											651.4	636.6

Other Senior Secured Debt—1.0%
Cubic Corp	(v)(y)(z)	Software & Services	SF	+	7.6%	(0.0% PIK	/ 7.6% PIK)	0.8%	05/2029	33.6	30.8	29.1
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			7.0%				02/2030	€1.0	1.2	1.2
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			5.6%				02/2030	1.0	1.2	1.2
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	3.8%			0.0%	10/2030	1.0	1.2	1.2
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services			8.5%	PIK			03/2031	$31.5	30.5	25.7
TIBCO Software Inc	(aa)(v)	Software & Services			6.5%				03/2029	0.7	0.6	0.7
Total Other Senior Secured Debt											65.5	59.1

Subordinated Debt—3.4%
Accuride Corp	(ad)(v)	Capital Goods	SF	+	4.5%	(3.0% PIK	/ 3.0% PIK)	1.0%	03/2030	3.2	4.3	7.3
Alacrity Solutions Group LLC	(ad)(m)(v)	Insurance	SF	+	8.0%	PIK		1.0%	02/2030	3.7	3.7	3.7
Apex Service Partners LLC	(v)	Commercial & Professional Services			14.3%	PIK			04/2031	25.2	24.9	25.9
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods			10.0%	PIK			09/2028	47.4	21.4	11.4
Cyncly Refinancing	(v)(w)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2033	0.0	0.0	0.0
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2033	1.6	1.6	1.6
Fullsteam Holdings LLC	(v)	Software & Services			13.0%	PIK			08/2032	56.4	55.2	55.3
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services			10.0%	PIK			07/2029	0.1	0.1	0.1
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services							04/2030	12.7	8.9	12.6
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services							04/2030	49.1	32.0	44.3
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	7.3%			0.5%	08/2030	19.0	18.6	19.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	9.0%	PIK		0.5%	01/2031	32.5	32.3	32.5
Total Subordinated Debt											203.0	213.7
Unfunded Debt Commitments											(1.6)	(1.6)
Net Subordinated Debt											201.4	212.1

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Asset Based Finance—31.3%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				8,516,891	$14.0	$—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%	(3.0% PIK	/ 3.0% PIK)		12/2029		$62.5	$61.2	$55.0
Abacus JV, ABF Equity	(ad)(v)(w)(y)	Insurance									8,843,986	8.8	0.9
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services									948,603	1.1	0.6
Altavair AirFinance, ABF Equity	(ac)(v)(w)	Capital Goods									71,562,033	71.8	83.4
Australis Maritime II, ABF Equity	(ad)(v)(w)	Transportation									17,240,280	17.2	17.2
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation									11,293,291	11.3	10.8
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/2030		$19.4	19.4	19.7
Avenue One PropCo, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)									10,339,283	10.3	7.6
Avenue One PropCo, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.0%	PIK			03/2034		$34.1	34.1	34.1
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services									720,108,628	74.9	56.1
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR	+	9.3%			0.0%	01/2034	SEK	15.0	1.3	1.6
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%			1.0%	01/2028		$60.0	60.0	60.6
Bausch Health Cos Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.7%			1.0%	01/2028		$60.0	60.0	60.6
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components									54,407	—	—
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)									9,512,189	11.2	23.4
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%				12/2028		$19.0	18.6	19.0
Curia Global Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/2029		$42.0	42.0	42.4
Curia Global Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/2029		$41.3	41.3	41.7
Drive Revel, ABF Equity	(v)(w)	Financial Services									15,712,749	17.4	19.6
EW Scripps Co/The, Revolver	(v)(w)	Media & Entertainment	SF	+	5.5%			0.8%	03/2028		$36.4	36.4	36.6
EW Scripps Co/The, Revolver	(w)(x)	Media & Entertainment	SF	+	5.5%			0.8%	03/2028		$24.6	24.6	24.8
Fortna Group Inc, Revolver	(v)(w)	Capital Goods	SF	+	4.8%			0.8%	06/2029		$71.7	71.7	71.7
Fortna Group Inc, Revolver	(w)(x)	Capital Goods	SF	+	4.8%			0.8%	06/2029		$10.4	10.4	10.4
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services									425,557,318	242.9	206.9
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services									10,662,084	10.7	14.3
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)	Financial Services									17,840,137	17.8	18.2
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services			9.3%	PIK			03/2034		$36.7	36.7	36.7
GreenSky Holdings LLC, Term Loan	(ac)(x)	Financial Services			9.3%	PIK			03/2034		$3.0	3.0	3.0
John Wood Group PLC, Revolver	(v)(w)	Capital Goods	SF	+	5.5%			0.8%	10/2028		$9.9	9.9	9.9
John Wood Group PLC, Revolver	(w)(x)	Capital Goods	SF	+	5.5%			0.8%	10/2028		$14.8	14.8	14.8
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance									536,709	0.5	2.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance			12.0%						$69.8	69.8	69.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods						106,694,672	$106.7	$113.1
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%				05/2026	$39.1	39.1	25.8
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment						35,894	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services						3,140,734	3.1	2.5
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods						3,306	—	0.5
My Community Homes PropCo 2, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)						26,991,221	27.0	15.6
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5%	PIK			03/2034	$68.2	68.2	68.2
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5%	PIK			04/2035	$4.2	4.2	4.2
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5%	PIK			06/2035	$21.9	21.9	21.9
Newday Group Jersey Ltd, ABF Equity	(v)(w)(y)	Financial Services						27,817,038	37.1	37.4
NewStar Clarendon 2014-1A Class D	(v)(w)(y)	Financial Services					01/2027	$8.3	0.3	1.2
Norway_France, ABF Equity	(v)(w)	Financial Services						6,536,060	7.3	7.7
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services						65,222,488	71.5	78.4
Philippine Airlines 777, Term Loan	(v)(w)	Transportation	6.5%				10/2027	$2.0	2.0	2.0
Philippine Airlines 777, Term Loan	(v)(w)	Transportation	6.5%				12/2027	$2.0	2.0	2.0
Philippine Airlines 777, Term Loan	(w)(x)	Transportation	6.5%				10/2027	$1.1	1.1	1.1
Philippine Airlines 777, Term Loan	(w)(x)	Transportation	6.5%				12/2027	$1.1	1.1	1.1
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods						2,067,356	—	—
Prime ST LLC, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)						5,612,193	8.9	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%	(6.0% PIK	/ 6.0% PIK)		03/2030	$62.4	61.2	28.3
Residential Opportunities I LLC, ABF Equity	(v)(y)	Real Estate Management & Development						39	—	0.1
Roemanu LLC, ABF Equity	(ad)(v)	Financial Services						220,778,388	219.1	212.0
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%				07/2030	$3.4	2.5	1.7
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.9%				10/2053	$5.2	8.5	6.6
Slate Venture Holdings LP, ABF Equity	(v)(w)	Consumer Durables & Apparel						17,673,700	17.7	23.2
Slate Venture Holdings LP, Term Loan	(v)(w)	Consumer Durables & Apparel	10.8%	(0.0% PIK	/ 10.8% PIK)		08/2029	$15.9	15.9	15.9
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)	Financial Services						22,069,536	22.1	25.0
SunPower Financial, ABF Equity	(v)(w)	Financial Services						2,712,689	2.7	3.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA	+	7.0%	1.5%	09/2026	£36.0	$44.8	$48.7
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA	+	7.0%	1.5%	09/2026	£7.4	9.8	9.4
TDC LLP, ABF Equity	(ad)(v)(w)(y)	Financial Services						3,302	—	—
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services			8.0%			6,800,000	9.1	9.3
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(v)(w)	Materials	SF	+	4.8%	1.0%	01/2028	$109.3	109.3	110.3
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(w)(x)	Materials	SF	+	4.8%	1.0%	01/2028	$7.8	7.8	7.9
Tropicana Products Inc, Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/2029	$81.9	81.9	82.1
Tropicana Products Inc, Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/2029	$2.9	2.9	2.9
Vehicle Secured Funding Trust, ABF Equity	(v)(w)	Financial Services						10,555,713	10.6	14.5
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services			15.0%		01/2046	$31.7	31.7	31.7
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF	+	5.8%	1.0%	12/2026	$12.5	12.5	12.7
Weber-Stephen Products LLC, Revolver	(w)(x)	Consumer Discretionary Distribution & Retail	SF	+	5.8%	1.0%	12/2026	$70.8	70.8	71.5
Total Asset Based Finance									2,267.5	2,173.5
Unfunded Asset Based Finance Commitments									(247.6)	(247.6)
Net Asset Based Finance									2,019.9	1,925.9

Credit Opportunities Partners JV, LLC—29.0%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC						$2,074.9	2,009.4	1,785.5
Total Credit Opportunities Partners JV, LLC									2,009.4	1,785.5

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—16.4%(e)
48Forty Solutions LLC, Common Stock	(ac)(v)(y)	Commercial & Professional Services							25,122	$—	$—
Accuride Corp, Common Stock	(ad)(v)(y)	Capital Goods							4,232,815	—	—
Accuride Corp, Preferred Stock	(ad)(v)(y)	Capital Goods							2,422,249	—	—
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			11.8%	PIK			76,107	75.1	79.5
Alacrity Solutions Group LLC, Common Stock	(ad)(m)(v)(y)	Insurance							2,144	1.9	0.2
Alacrity Solutions Group LLC, Preferred Equity	(ad)(m)(v)	Insurance	SF	+	8.0%	PIK	1.0%		2,293	2.3	1.6
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services							2,655,491	2.7	2.3
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services			11.5%	PIK			19,106	18.7	15.6
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			10.8%	PIK			363,756	358.8	373.6
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods							500	5.0	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods							900	4.0	—
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods							6,516	9.9	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail								1,264,079	$21.8	$33.3
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco								11,167,000	—	13.3
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco								147,815,378	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco							09/2028	161,828	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco							09/2028	1,918,831	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment								2,023,714	—	4.9
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment								227,802	7.5	4.6
Constellis Holdings LLC, Preferred Equity	(v)(y)	Capital Goods							12/2028	69,653	3.2	1.8
Cubic Corp, Common Stock	(v)(y)	Software & Services								72	0.7	0.8
Cubic Corp, Preferred Equity	(v)(y)(z)	Software & Services			11.0%	PIK				36,445,084	34.1	27.7
Cubic Corp, Preferred Stock	(v)(y)	Software & Services								16,279,436	12.8	8.4
Cubic Corp, Warrant	(v)(y)	Software & Services								76	—	—
Diversified Energy Co PLC, Common Stock	(aa)(n)(o)(w)	Energy								1,480,771	18.0	20.7
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel								87,405	13.5	17.1
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel			15.9%	PIK				3,615	5.6	7.9
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel								7,701,195	1.4	0.3
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services								250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services								1,000	8.2	0.5
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services								745	—	—
HM Dunn Co Inc, Common Stock	(ad)(s)(v)(y)	Capital Goods								975	—	—
HM Dunn Co Inc, Preferred Equity	(ad)(v)	Capital Goods			12.0%	PIK				15,000	12.5	12.9
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)	Materials								102,237	135.3	165.1
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services								26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services								26,230,661	48.3	—
Kestra Financial Inc, Preferred Equity	(v)	Financial Services			12.0%	PIK				1,846	1.8	1.8
Kestra Financial Inc, Preferred Equity	(x)	Financial Services			12.0%	(0.0% PIK	/ 12.0% PIK)			9,230	9.2	9.2
Lido Advisors LLC, Class A Common Stock	(n)(w)(y)	Financial Services								4,835,590	5.0	5.0
Lido Advisors LLC, Class Z Preferred Stock	(n)(w)(y)	Financial Services								4,835,590	5.0	5.1
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail								7,946,073	8.0	3.0
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services								4,938,192	4.9	8.7
Med-Metrix, Common Stock	(v)(y)	Software & Services								5,000,000	5.0	5.0
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services								6,978,924	7.0	7.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	SF	+	12.3%	PIK		0.0%		52,987	50.8	51.3
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services								30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services								49,406	20.2	37.7
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
New Era Technology Inc, Common Stock	(i)(v)(y)	Software & Services								9,426	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company(a)	Footnotes	Industry	Rate(b)		Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
New Era Technology Inc, Preferred Stock	(i)(v)(y)	Software & Services					9,426	$4.8	$4.8
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services					34,872	2.1	2.2
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services					371,992	22.8	18.8
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services	9.0%	PIK		10/2029	10,709	10.9	13.0
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products					30,000	3.0	2.0
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy					837,780	3.1	2.1
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel					4,563	8.3	3.2
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services					5,521,128	5.5	10.6
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services					1,035,212	1.0	4.1
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services					8,301,000	0.7	0.7
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services					143,400	0.2	0.1
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services					42,731	7.1	9.4
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel					5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods					394,128,646	4.2	7.7
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods					1,272,105	1.3	2.5
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods					11,630	8.0	13.7
Total Equity/Other								1,001.2	1,021.3
Unfunded Equity/Other Commitments								(9.2)	(9.2)
Net Equity/Other								$992.0	$1,012.1
TOTAL INVESTMENTS—217.8%								$14,038.2	13,414.7
LIABILITIES IN EXCESS OF OTHER ASSETS—(117.8%)									(7,255.7)
NET ASSETS—100%									$6,159.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2025	Unrealized Appreciation (Depreciation)
EUR	2/15/2028	JP Morgan Chase Bank	€	4.6	Sold	$5.2	$5.5	$(0.3)
EUR	12/28/2029	JP Morgan Chase Bank	€	5.7	Sold	6.6	7.1	(0.5)
GBP	10/27/2025	JP Morgan Chase Bank	£	1.5	Sold	1.9	2.0	(0.1)
GBP	12/31/2025	JP Morgan Chase Bank	£	27.8	Sold	35.1	37.4	(2.3)
GBP	12/31/2025	JP Morgan Chase Bank	£	21.7	Sold	29.0	29.1	(0.1)
GBP	1/20/2026	JP Morgan Chase Bank	£	6.2	Sold	7.5	8.3	(0.8)
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	18.1	(1.5)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.3	4.7	(0.4)
GBP	8/28/2026	JP Morgan Chase Bank	£	4.8	Sold	6.0	6.4	(0.4)
GBP	8/28/2026	JP Morgan Chase Bank	£	8.6	Sold	10.8	11.6	(0.8)
GBP	2/15/2028	JP Morgan Chase Bank	£	8.6	Sold	11.1	11.4	(0.3)
GBP	3/29/2029	JP Morgan Chase Bank	£	8.0	Sold	10.6	10.6	0.0
SEK	10/27/2025	JP Morgan Chase Bank	SEK	266.0	Sold	24.9	28.3	(3.4)
SEK	4/14/2027	JP Morgan Chase Bank	SEK	167.0	Sold	16.4	18.4	(2.0)
SEK	6/21/2027	JP Morgan Chase Bank	SEK	69.8	Sold	6.7	7.6	(0.9)
SEK	2/15/2028	JP Morgan Chase Bank	SEK	54.8	Sold	5.3	6.0	(0.7)
SEK	6/30/2028	JP Morgan Chase Bank	SEK	251.7	Sold	27.6	27.7	(0.1)
SEK	6/30/2028	JP Morgan Chase Bank	SEK	58.5	Sold	6.3	6.4	(0.1)
SEK	12/28/2029	JP Morgan Chase Bank	SEK	57.3	Sold	5.7	6.4	(0.7)
Total						$237.6	$253.0	$(15.4)
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.754%	ING Capital Markets LLC	8/15/2029	$200	$5	$—	$—
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.788%	ING Capital Markets LLC	8/15/2029	400	9	—	(1)
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.137%	ING Capital Markets LLC	1/15/2030	600	19	—	19
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.061%	ING Capital Markets LLC	1/15/2030	100	4	—	4
Interest Rate Swap	6.125% Notes due 2031	6.125%	SOFR + 2.748%	Royal Bank of Canada	1/15/2031	400	—	—	—
Total						$1,700	$37	$—	$22
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2025, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.03%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 3.63%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 1.89%, the Sterling Overnight Index Average, or SONIA or “SA”, was
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

3.97%, and the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.98%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
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
(w)The investment, or a portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2025, 70.2% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of September 30, 2025.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the nine months ended September 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC	$148.5	$6.4	$—	$—	$(72.2)	$82.7	$1.7	$6.3	$—	$—
48Forty Solutions LLC	3.0	4.4	(0.7)	—	(3.9)	2.8	0.2	—	—	—
Affordable Care Inc	35.2	7.3	(1.0)	—	(2.0)	39.5	2.2	0.8	—	—
Affordable Care Inc	22.2	0.5	—	—	(0.9)	21.8	1.3	0.5	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2024		Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Belk Inc	$29.5		$—	$(5.4)	$—	$0.3	$24.4	$2.9	$—	$—	$—
Galaxy Universal LLC	86.3		—	(0.7)	—	(0.4)	85.2	7.1	—	0.2	—
Galaxy Universal LLC	18.5		1.9	—	—	(0.4)	20.0	1.6	—	0.1	—
Galaxy Universal LLC	—		45.5	—	—	(1.0)	44.5	3.4	—	2.0	—
Galaxy Universal LLC	—		37.5	—	—	(0.2)	37.3	2.1	—	1.1	—
One Call Care Management Inc	4.7		—	(4.8)	0.1	—	—	0.4	—	—	—
Senior Secured Loans—Second Lien
Constellis Holdings LLC(4)	7.0		—	(6.8)	—	(0.2)	—	—	—	—	—
Other Senior Secured Debt
One Call Care Management Inc	25.1		1.5	—	—	(0.9)	25.7	—	2.2	—	—
Asset Based Finance
Accelerator Investments Aggregator LP, ABF Equity	0.9		—	(0.4)	—	0.1	0.6	—	—	—	—
Altavair AirFinance, ABF Equity	128.2	—	—	(49.9)	(0.8)	5.9	83.4	—	—	—	16.3
GreenSky Holdings LLC, ABF Equity	14.9		—	—	—	(0.6)	14.3	—	—	—	—
GreenSky Holdings LLC, ABF Equity	22.3		2.6	(5.4)	—	(1.3)	18.2	—	—	—	3.2
GreenSky Holdings LLC, Term Loan	33.5		3.2	—	—	—	36.7	—	2.4	—	—
Equity/Other
48Forty Solutions LLC, Common Stock	—		—	—	—	—	—	—	—	—	—
Affordable Care Inc, Preferred Stock	73.1		7.2	—	—	(0.8)	79.5	—	7.3	—	—
athenahealth Inc, Preferred Stock	361.3		29.8	(20.1)	0.4	2.2	373.6	—	29.9	—	—
Belk Inc, Common Stock	27.1		4.2	—	—	2.0	33.3	—	—	—	—
Constellis Holdings LLC, Private Equity	—		—	—	(10.3)	10.3	—	—	—	—	—
Constellis Holdings LLC, Preferred Equity	3.4		—	(3.2)	—	(0.2)	—	—	—	—	—
Galaxy Universal LLC, Common Stock	49.2		—	(30.4)	8.5	(10.2)	17.1	—	—	—	—
Galaxy Universal LLC, Trade Claim	1.9		—	(1.1)	—	(0.5)	0.3	—	—	—	—
Galaxy Universal LLC, Preferred Stock	7.2		0.7	—	—	—	7.9	—	0.8	—	—
One Call Care Management Inc, Preferred Stock A	20.7		—	—	—	(1.9)	18.8	—	—	—	—
One Call Care Management Inc, Common Stock	1.9		—	—	—	0.3	2.2	—	—	—	—
One Call Care Management Inc, Preferred Stock B	12.2		0.5	—	—	0.3	13.0	—	0.6	—	—
Proserv Acquisition LLC, Class A Preferred Units	2.2		—	—	—	(0.1)	2.1	—	—	—	—
Total	$1,140.0		$153.2	$(129.9)	$(2.1)	$(76.3)	$1,084.9	$22.9	$50.8	$3.4	$19.5
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the nine months ended September 30, 2025.
(4)The Company held this investment as of December 31, 2024 but it was not deemed to be an “affiliated person” of the portfolio company as of September 30, 2025. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the nine months ended September 30, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Alacrity Solutions Group LLC	$—	$10.5	$—	$—	$0.1	$10.6	$0.6	$0.1	$—	$—
Alacrity Solutions Group LLC	—	—	—	—	0.1	0.1	—	—	—	—
ATX Networks Corp	37.0	1.1	(37.5)	—	(0.6)	—	—	0.7	—	—
ATX Networks Corp	15.3	11.5	—	—	—	26.8	—	1.8	—	—
ATX Networks Corp	50.6	39.0	—	—	0.3	89.9	—	6.5	—	—
Gracent LLC	29.6	3.7	—	—	(0.8)	32.5	0.7	3.0	—	—
HM Dunn Co Inc	34.8	—	(13.0)	(2.5)	—	19.3	2.3	—	—	—
HM Dunn Co Inc	3.4	1.1	(1.0)	—	—	3.5	0.3	—	—	—
Kellermeyer Bergensons Services LLC	201.6	15.9	(1.4)	—	(0.7)	215.4	—	16.1	—	—
Kellermeyer Bergensons Services LLC	87.7	5.9	—	—	(44.8)	48.8	—	3.9	—	—
NCI Inc	32.1	—	(1.1)	—	0.1	31.1	2.8	—	—	—
Production Resource Group LLC(4)	195.9	—	(192.0)	—	(3.9)	—	1.3	6.9	—	—
Production Resource Group LLC(4)	0.3	—	(0.2)	—	(0.1)	—	—	—	—	—
Production Resource Group LLC(4)	67.7	—	(65.7)	—	(2.0)	—	1.0	3.2	—	—
Production Resource Group LLC(4)	37.2	—	(36.0)	—	(1.2)	—	0.5	1.8	—	—
Production Resource Group LLC(4)	107.4	—	(104.3)	—	(3.1)	—	1.6	5.1	—	—
Production Resource Group LLC(4)	—	—	—	—	—	—	0.1	0.3	—	—
Production Resource Group LLC(4)	—	—	—	—	—	—	0.2	—	—	—
Wittur Holding GmbH	54.1	3.7	—	—	7.4	65.2	0.5	2.2	—	—
Wittur Holding GmbH	—	6.0	—	—	7.3	13.3	0.7	0.2	—	—
Worldwise Inc(4)	19.1	—	(19.1)	—	—	—	—	—	—	—
Worldwise Inc(4)	—	—	—	—	—	—	—	—	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	7.1	—	—	—	(0.1)	7.0	0.6	—	—	—
Quoizel, LLC	7.4	—	—	—	(0.1)	7.3	0.6	—	—	—
Worldwise Inc(4)	—	—	—	—	—	—	—	—	—	—
Other Senior Secured Debt
JW Aluminum Co	76.6	—	(76.4)	0.3	(0.5)	—	1.9	—	—	—
Subordinated Debt
Accuride Corp	—	4.3	—	—	3.0	7.3	0.1	—	—	—
Alacrity Solutions Group LLC	—	3.7	—	—	—	3.7	—	0.3	—	—
ATX Networks Corp	32.9	—	—	—	(21.5)	11.4	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	54.5	0.2	—	—	0.3	55.0	4.1	1.4	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
801 5th Ave, Seattle, ABF Equity	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Abacus JV, ABF Equity	24.6	—	(27.0)	0.7	2.6	0.9	—	—	—	—
Australis Maritime, Common Stock	11.3	—	(0.3)	—	(0.2)	10.8	—	—	—	0.2
Australis Maritime II, ABF Equity	19.8	4.5	(7.0)	—	(0.1)	17.2	—	—	—	1.4
Avenue One PropCo, ABF Equity	10.2	—	—	—	(2.6)	7.6	—	—	—	—
Avenue One PropCo, Term Loan	32.3	1.8	—	—	—	34.1	—	1.7	—	—
Avida Holding AB, Common Stock	60.4	—	—	—	(4.3)	56.1	—	—	—	—
Avida Holding AB, Subordinated Bond	1.3	—	—	—	0.3	1.6	0.1	—	—	—
Capital Automotive LP, ABF Equity	32.9	—	(17.7)	6.8	1.4	23.4	—	—	—	1.4
Capital Automotive LP, Structured Mezzanine	40.1	—	(21.1)	0.1	(0.1)	19.0	2.2	—	—	—
Discover Financial Services, Subordinated Loan	38.8	—	(38.8)	—	—	—	2.7	—	—	—
Discover Financial Services, ABF Equity	21.7	—	(21.4)	0.5	(0.8)	—	—	—	—	1.3
Kilter Finance, Preferred Stock	85.4	—	(15.6)	—	—	69.8	6.4	—	—	—
Kilter Finance, ABF Equity	0.5	—	—	—	2.0	2.5	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	146.7	15.2	(49.3)	3.3	(2.8)	113.1	—	—	—	13.5
KKR Central Park Leasing Aggregator L.P., Partnership Interest	15.8	—	—	—	10.0	25.8	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	0.1	—	—	—	—	0.1	—	—	—	0.2
KKR Rocket Loans Aggregator LLC, Partnership Interest	4.3	—	(1.8)	—	—	2.5	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	7.2	—	(2.9)	0.3	(4.1)	0.5	—	—	—	7.2
My Community Homes PropCo 2, ABF Equity	15.6	6.7	—	—	(6.7)	15.6	—	—	—	—
My Community Homes PropCo 2, Term Loan	64.4	3.8	—	—	—	68.2	—	3.7	—	—
My Community Homes PropCo 2, Term Loan	—	4.2	—	—	—	4.2	—	0.2	—	—
My Community Homes PropCo 2, Term Loan	—	21.9	—	—	—	21.9	—	0.5	—	—
Prime St LLC, ABF Equity	—	—	—	—	—	—	—	—	—	—
Prime St LLC, Structured Mezzanine	27.6	0.2	—	—	0.5	28.3	2.8	2.8	—	—
Roemanu LLC, ABF Equity	238.9	—	(17.4)	—	(9.5)	212.0	—	—	—	9.4
TDC LLP, Preferred Equity	36.8	12.7	(41.9)	1.0	0.7	9.3	1.2	—	—	—
TDC LLP, ABF Equity	1.9	—	(2.0)	—	0.1	—	—	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,363.3	437.7	—	—	(15.5)	1,785.5	—	—	—	171.7
Equity/Other
Accuride Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Accuride Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Common Stock	—	1.9	—	—	(1.7)	0.2	—	—	—	—
Alacrity Solutions Group LLC, Preferred Equity	—	2.3	—	—	(0.7)	1.6	—	0.2	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2025
(in millions, except share amounts)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
ATX Networks Corp, Class B-2 Common Stock	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Borden (New Dairy Opco), Common Stock	18.4	—	—	—	(5.1)	13.3	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	5.0	—	—	—	(4.5)	0.5	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	0.1	—	—	(7.1)	7.0	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Equity	—	12.5	—	—	0.4	12.9	—	0.5	—	—
HM Dunn Co Inc, Common Stock	—	—	—	—	—	—	—	—	—	—
JW Aluminum Co, Common Stock	2.5	—	—	—	(2.5)	—	—	—	—	—
JW Aluminum Co, Preferred Stock	152.3	—	(156.4)	(58.1)	62.2	—	—	—	—	—
JW Aluminum Co, Preferred Stock	—	135.3	—	—	29.8	165.1	—	—	—	—
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	15.1	—	—	—	(15.1)	—	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	33.1	—	—	—	4.6	37.7	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
PRG III LLC, Preferred Stock, Series A PIK	67.2	—	—	(18.1)	(49.1)	—	—	—	—	—
PRG III LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	6.1	—	—	—	(2.9)	3.2	—	—	—	—
Quorum Health Corp, Trade Claim	0.9	—	—	—	(0.2)	0.7	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	10.1	0.9	—	—	(0.4)	10.6	—	—	—	—
Quorum Health Corp, Private Equity	—	1.0	—	—	3.1	4.1	—	—	—	—
Quorum Health Corp, Private Equity	10.9	—	—	—	2.8	13.7	—	—	—	—
Worldwise Inc, Common Stock	0.7	—	—	(0.6)	(0.1)	—	—	—	—	—
Total	$3,776.7	$769.2	$(968.3)	$(73.4)	$(62.3)	$3,441.9	$35.3	$63.1	$—	$206.3
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the nine months ended September 30, 2025.
(4)The Company held this investment as of December 31, 2024 but it was not deemed to be in “control” of the portfolio company as of September 30, 2025. Transfers in or out have been presented at amortized cost.

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(in millions, except share amounts)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at December 31, 2024	Unrealized Appreciation (Depreciation)
CAD	3/25/2026	JP Morgan Chase Bank	C$	0.6	Sold	$0.4	$0.4	$—
EUR	2/15/2028	JP Morgan Chase Bank	€	4.6	Sold	5.2	5.0	0.2
EUR	12/28/2029	JP Morgan Chase Bank	€	5.7	Sold	6.6	6.5	0.1
GBP	4/3/2025	JP Morgan Chase Bank	£	1.5	Sold	1.9	1.9	—
GBP	1/20/2026	JP Morgan Chase Bank	£	6.2	Sold	7.5	7.7	(0.2)
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	16.9	(0.3)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.4	4.4	—
GBP	8/28/2026	JP Morgan Chase Bank	£	4.8	Sold	6.0	6.0	—
GBP	8/28/2026	JP Morgan Chase Bank	£	8.6	Sold	10.8	10.8	—
GBP	2/15/2028	JP Morgan Chase Bank	£	8.6	Sold	11.1	10.7	0.4
SEK	10/27/2025	JP Morgan Chase Bank	SEK	529.3	Sold	49.5	48.6	0.9
SEK	4/14/2027	JP Morgan Chase Bank	SEK	167.0	Sold	16.4	15.7	0.7
SEK	6/21/2027	JP Morgan Chase Bank	SEK	69.8	Sold	6.7	6.6	0.1
SEK	12/28/2029	JP Morgan Chase Bank	SEK	57.3	Sold	5.7	5.6	0.1
Total						$148.8	$146.8	$2.0
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.754%	ING Capital Markets LLC	8/15/2029	$200	$(5)	$—	$(5)
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.788%	ING Capital Markets LLC	8/15/2029	400	(10)	—	(10)
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.137%	ING Capital Markets LLC	1/15/2030	600	0	—	0
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.061%	ING Capital Markets LLC	1/15/2030	100	0	—	0
Total						$1,300	$(15)	$—	$(15)
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 1. Principal Business and Organization
FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2024 included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The December 31, 2024 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC. The Company has concluded that there are no subsequent events that would require adjustment or disclosure in the consolidated financial statements.
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
Capital Gains Incentive Fee: Pursuant to the terms of the investment advisory agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the investment advisory agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which will equal the realized capital gains of Corporate Capital Trust, Inc., or CCT, (as predecessor-by-merger to the Company), FS KKR Capital Corp. II, or FSKR, (as predecessor-by-merger to the Company) and the Company (without duplication) on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation (without duplication) on a cumulative basis, less the aggregate amount of any capital gain incentive fees previously paid by CCT, FSKR and the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.

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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts. For the nine months ended September 30, 2025 and 2024, the Company recognized $18 and $28, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statements of operations.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
Share Repurchase Program	—	—	—	—
Net Proceeds from Share Transactions	—	—	—	—
During the nine months ended September 30, 2025, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 695,324 shares of common stock in the open market at an average price per share of $21.19 (totaling $15) pursuant to the DRP, and distributed such shares to participants in the DRP. During the nine months ended September 30, 2024, the administrator for the Company’s DRP purchased 2,389,806 shares of common stock in the open market at an average price per share of $20.06 (totaling $48) pursuant to the DRP, and distributed such shares to participants in the DRP. During the period from October 1, 2025 to October 31, 2025, the administrator for the DRP purchased 479,385 shares of common stock in the open market at an average price per share of $15.10 (totaling $7) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
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
During the three and nine months ended September 30, 2025, the Company did not issue or sell shares of its common stock under the Equity Distribution Agreements.

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
The following table describes the fees and expenses accrued under the investment advisory agreement and the administration agreement, as applicable, during the three and nine months ended September 30, 2025 and 2024:

			Three Months Ended		Nine Months Ended
Related Party			September 30,		September 30,
	Source Agreement	Description	2025	2024	2025	2024
The Adviser	Investment advisory agreement	Base Management Fee(1)	$51	$54	$156	$163
The Adviser	Investment advisory agreement	Subordinated Incentive Fee on Income(2)	$33	$44	$108	$132
The Adviser	Administration agreement	Administrative Services Expenses(3)	$3	$2	$8	$7
________________
(1)During the nine months ended September 30, 2025 and 2024, $158 and $165 in base management fees were paid to the Adviser. As of September 30, 2025, $51 in base management fees were payable to the Adviser.
(2)During the nine months ended September 30, 2025 and 2024, $110 and $129, respectively, of subordinated incentive fees on income were paid to the Adviser. As of September 30, 2025, subordinated incentive fees on income of $33 were payable to the Adviser.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 4. Related Party Transactions (continued)
(3)During the nine months ended September 30, 2025 and 2024, $6 and $7, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.7 for the nine months ended September 30, 2025. The Company paid $4 and $7, respectively, in administrative services expenses to the Adviser during the nine months ended September 30, 2025 and 2024.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(in millions, except share and per share amounts)

Note 5. Distributions
The following tables reflect the distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
May 5, 2025	Base	June 18, 2025	July 2, 2025	0.64
May 5, 2025	Supplemental	June 18, 2025	July 2, 2025	0.06
July 31, 2025	Base	September 17, 2025	October 2, 2025	0.64
July 31, 2025	Supplemental	September 17, 2025	October 2, 2025	0.06
Total Dividends Declared				$2.10

	For the Nine Months Ended September 30, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
November 2, 2023	Special	May 15, 2024	May 29, 2024	0.05
May 2, 2024	Base	June 12, 2024	July 2, 2024	0.64
May 2, 2024	Supplemental	June 12, 2024	July 2, 2024	0.06
July 31, 2024	Base	September 11, 2024	October 2, 2024	0.64
July 31, 2024	Supplemental	September 11, 2024	October 2, 2024	0.06
Total Dividends Declared				$2.20
On October 8, 2025, the Company’s board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about December 17, 2025 to stockholders of record as of the close of business on December 3, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	588	100%	616	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$588	100%	$616	100%
________________
(1)During the nine months ended September 30, 2025 and 2024, 83.5% and 86.4%, respectively, of the Company’s gross investment income was attributable to cash income earned, 2.1% and 2.6%, respectively, was attributable to non-cash accretion of discount and 14.4% and 11.0%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2025, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $2,972. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of September 30, 2025 and December 31, 2024, the Company’s gross unrealized appreciation on a tax basis was $1,180 and $1,254, respectively. As of September 30, 2025 and December 31, 2024, the Company’s gross unrealized depreciation on a tax basis was $1,729 and $1,762, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $14,647 and $14,760 as of September 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,232) and $(1,270) as of September 30, 2025 and December 31, 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 5. Distributions (continued)
As of September 30, 2025, the Company had a gross deferred tax liability of $0 and a deferred tax asset of $132 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2025, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $132. During the nine months ended September 30, 2025, the Company recorded a provision for taxes related to wholly-owned taxable subsidiaries of $11 related to current taxes.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	(Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,099	$7,783	58.0%	$7,995	$7,795	57.8%
Senior Secured Loans—Second Lien	651	637	4.8%	690	693	5.1%
Other Senior Secured Debt	66	59	0.4%	130	123	0.9%
Subordinated Debt	201	212	1.6%	214	233	1.7%
Asset Based Finance	2,020	1,926	14.4%	2,232	2,102	15.6%
Credit Opportunities Partners JV, LLC	2,009	1,786	13.3%	1,572	1,363	10.1%
Equity/Other	992	1,012	7.5%	1,211	1,181	8.8%
Total	$14,038	$13,415	100.0%	$14,044	$13,490	100.0%
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
As of September 30, 2025, the Company held investments in thirty portfolio companies of which it is deemed to “control.” As of September 30, 2025, the Company held investments in ten portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of September 30, 2025 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $1,733.4, unfunded equity/other commitments of $131.8 and unfunded commitments of $437.5 to Credit Opportunities Partners JV, LLC, or COPJV. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $1,534.1, unfunded equity/other commitments of $387.1 and unfunded commitments of $735.2 to COPJV. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2025 and the Company’s audited consolidated schedule of investments as of December 31, 2024.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	(Unaudited)		December 31, 2024
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$3	0.0%	$4	0.0%
Banks	—	—	5	0.0%
Capital Goods	1,593	11.9%	1,712	12.7%
Commercial & Professional Services	1,751	13.1%	1,733	12.8%
Consumer Discretionary Distribution & Retail	71	0.5%	174	1.3%
Consumer Durables & Apparel	283	2.1%	229	1.7%
Consumer Services	334	2.5%	244	1.8%
Consumer Staples Distribution & Retail	99	0.7%	102	0.8%
Credit Opportunities Partners JV, LLC	1,786	13.3%	1,363	10.1%
Energy	23	0.2%	89	0.7%
Equity Real Estate Investment Trusts (REITs)	277	2.1%	278	2.1%
Financial Services	822	6.1%	998	7.4%
Food, Beverage & Tobacco	100	0.7%	113	0.8%
Health Care Equipment & Services	1,626	12.1%	1,667	12.4%
Household & Personal Products	114	0.8%	134	1.0%
Insurance	531	4.0%	735	5.4%
Materials	329	2.5%	334	2.5%
Media & Entertainment	644	4.8%	699	5.2%
Pharmaceuticals, Biotechnology & Life Sciences	309	2.3%	298	2.2%
Real Estate Management & Development	8	0.1%	27	0.2%
Software & Services	2,337	17.4%	2,187	16.2%
Technology Hardware & Equipment	2	0.0%	2	0.0%
Telecommunication Services	66	0.5%	69	0.5%
Transportation	307	2.3%	294	2.2%
Total	$13,415	100.0%	$13,490	100.0%

Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,800 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As of September 30, 2025, the Company and SCRS have funded approximately $2,300.0 to COPJV, of which $2,012.5 was from the Company.
During the nine months ended September 30, 2025, the Company sold investments with a cost of $1,281.2 for proceeds of $1,301.4 to COPJV and recognized a net realized gain (loss) of $20.2 in connection with the transactions. As of September 30, 2025, $35.4 of these sales to COPJV are included in the Company’s receivable for investments sold in the consolidated statements of assets and liabilities. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. For the nine months ended September 30, 2025 and 2024, the Company earned $8.1 and $6.9 of administrative services fees, respectively.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 6. Investment Portfolio (continued)
Below is selected balance sheet information for COPJV as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025 (Unaudited)	December 31, 2024
Selected Balance Sheet Information
Total investments, at fair value	$4,564.7	$3,295.5
Cash and other assets	175.4	363.8
Total assets	4,740.1	3,659.3
Debt	2,543.6	1,828.6
Other liabilities	156.0	272.6
Total liabilities	2,699.6	2,101.2
Member’s equity	$2,040.5	$1,558.1
Below is selected statement of operations information for COPJV for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Selected Statement of Operations Information
Total investment income	$102.8	$85.5	$294.0	$266.3
Expenses
Interest expense	33.6	29.7	97.0	92.0
Custodian and accounting fees	0.4	1.3	1.1	2.1
Administrative services	3.0	2.2	8.1	6.9
Professional services	0.2	0.1	0.4	0.4
Other general and administrative expenses	0.3	0.4	2.1	1.0
Total expenses	37.5	33.7	108.7	102.4
Net investment income	65.3	51.8	185.3	163.9
Net realized and unrealized gain (loss)	17.1	(3.7)	(16.0)	(6.9)
Net increase in net assets resulting from operations	$82.4	$48.1	$169.3	$157.0

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated balance sheets held as of September 30, 2025 and December 31, 2024:

Derivative Instrument	Statement Location	September 30, 2025 (Unaudited)	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$—	$3
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(15)	(1)
Total		$(15)	$2

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the three and nine months ended September 30, 2025 and 2024 are in the following locations in the consolidated statements of operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2025	2024	2025	2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$—	$1	$(3)	$20
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	3	(6)	(17)	(19)
Total		$3	$(5)	$(20)	$1

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(15)	$—	$—	$—	$(15)
Total	$(15)	$—	$—	$—	$(15)

	As of December 31, 2024
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$3	$(1)	$—	$—	$2
Total	$3	$(1)	$—	$—	$2
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(1)	$1	$—	$—	$—
Total	$(1)	$1	$—	$—	$—
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
The average notional balance for foreign currency forward contracts during the nine months ended September 30, 2025 and 2024 was $188.4 and $174.2, respectively. See consolidated schedules of investments for the Company’s open foreign currency forward contracts.
Interest Rate Swaps
In connection with the Company’s issuance of $600 aggregate principal amount of its 6.875% Notes due 2029, or the 6.875% Notes due 2029, the Company entered into interest rate swap agreements for a total notional amount of $600 that mature on August 15, 2029, to reduce the exposure to changes in fair value associated with the 6.875% Notes due 2029. Under an interest rate swap agreement entered into on June 13, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.754% on a notional amount of $200; and under an interest rate swap agreement entered into on June 27, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.788% on a notional amount of $400. As of September 30, 2025, the counterparty to the interest rate swap agreements was ING Capital Markets LLC. The Company designated these interest rate swaps and the 6.875% Notes due 2029 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.875% Notes due 2029.
In connection with the Company’s issuance of $700 aggregate principal amount of its 6.125% Notes due 2030, or the 6.125% Notes due 2030, the Company entered into interest rate swap agreements for a total notional amount of $700 that mature on January 15, 2030, to reduce the exposure to changes in fair value associated with the 6.125% Notes due 2030. Under an interest rate swap agreement entered into on November 13, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.1374% on a notional amount of $600; and under an interest rate swap agreement entered into on December 20, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.0614% on a notional amount of $100. As of September 30, 2025, the counterparty to the interest rate swap agreements was ING Capital Markets LLC. The Company designated these interest rate swaps and the 6.125% Notes due 2030 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes due 2030.
In connection with the Company’s issuance of $400 aggregate principal amount of its 6.125% Notes due 2031, or the 6.125% Notes due 2031, the Company entered into an interest rate swap agreement for a total notional amount of $400 that matures on January 15, 2031 to reduce the exposure to changes in fair value associated with the 6.125% Notes due 2031. Under the interest rate swap agreement, entered into on September 18, 2025, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of one-month SOFR plus 2.748% on a notional amount of $400. As of September 30, 2025, the counterparty to the interest rate swap agreement was Royal Bank of Canada. The Company designated this interest rate swap and the 6.125% Notes due 2031 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes due 2031.
As a result of the Company’s designation of the interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instruments and the related hedged items, with the changes

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 7. Financial Instruments (continued)
in the fair value of each being recorded in interest expense. The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of September 30, 2025:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap(1)	$200	8/15/2029	$5	$—	Prepaid expenses and other assets
Interest rate swap(1)	$400	8/15/2029	9	—	Prepaid expenses and other assets
Interest rate swap(2)	$600	1/15/2030	19	—	Prepaid expenses and other assets
Interest rate swap(2)	$100	1/15/2030	4	—	Prepaid expenses and other assets
Interest rate swap(3)	$400	1/15/2031	—	—	Prepaid expenses and other assets
Total			$37	$—
___________
(1)The asset related to the fair value of the interest rate swaps was offset by a $14 increase to the carrying value of the 6.875% Notes due 2029.
(2)The asset related to the fair value of the interest rate swaps was offset by a $23 increase to the carrying value of the 6.125% Notes due 2030.
(3)The asset related to the fair value of the interest rate swap was offset by a $0 increase to the carrying value of the 6.125% Notes due 2031.

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
As of September 30, 2025 and December 31, 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

	September 30, 2025
Valuation Inputs	(Unaudited)	December 31, 2024
Level 1—Price quotations in active markets	$21	$1
Level 2—Significant other observable inputs	16	91
Level 3—Significant unobservable inputs	11,592	12,035
Investments measured at net asset value(1)	1,786	1,363
	$13,415	$13,490
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
In addition, the Company had foreign currency forward contracts and interest rate swaps, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of September 30, 2025 and December 31, 2024.

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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the nine months ended September 30, 2025 and 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2025
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$7,780	$693	$46	$233	$2,102	$1,181	$12,035
Accretion of discount (amortization of premium)	24	3	—	2	1	3	33
Net realized gain (loss)	(80)	(3)	(7)	(9)	7	(117)	(209)
Net change in unrealized appreciation (depreciation)	(115)	(17)	1	(8)	36	46	(57)
Purchases	3,183	—	47	147	720	234	4,331
Paid-in-kind interest	89	1	1	9	13	54	167
Sales and repayments	(3,110)	(40)	(33)	(162)	(953)	(410)	(4,708)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$7,771	$637	$55	$212	$1,926	$991	$11,592
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(171)	$(26)	$(2)	$(15)	$44	$(28)	$(198)

	For the Nine Months Ended September 30, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$8,429	$1,090	$21	$322	$2,077	$1,134	$13,073
Accretion of discount (amortization of premium)	35	6	—	2	2	3	48
Net realized gain (loss)	(170)	(112)	(3)	—	(36)	(14)	(335)
Net change in unrealized appreciation (depreciation)	66	92	1	(9)	69	(71)	148
Purchases	3,770	56	25	29	632	169	4,681
Paid-in-kind interest	67	2	1	20	6	12	108
Sales and repayments	(3,864)	(268)	—	(143)	(760)	(229)	(5,264)
Transfers into Level 3	8	—	—	—	—	—	8
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,341	$866	$45	$221	$1,990	$1,004	$12,467
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(53)	$(10)	$(2)	$(9)	$(2)	$(83)	$(159)

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2025 and December 31, 2024 were as follows:

Type of Investment	Fair Value at September 30, 2025 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,003	Discounted Cash Flow	Discount Rate	6.8% - 18.5% (10.1%)	Decrease
	1,343	Waterfall	EBITDA Multiple	0.7x - 10.6x (8.4x)	Increase
	107	Cost
	10	Other(3)
Subordinated Debt	190	Discounted Cash Flow	Discount Rate	10.8% - 15.0% (12.9%)	Decrease
	22	Waterfall	EBITDA Multiple	5.3x - 10.3x (8.1x)	Increase
Asset Based Finance	1,377	Discounted Cash Flow	Discount Rate	4.7% - 21.8% (11.3%)	Decrease
	444	Waterfall	EBITDA Multiple	1.0x - 1.3x (1.1x)	Increase
	57	Other(3)
	47	Cost
	1	Indicative Dealer Quotes		14.4% - 14.4% (14.4%)	Increase
Equity/Other	485	Discounted Cash Flow	Discount Rate	4.0% - 22.0% (12.9%)	Decrease
	470	Waterfall	EBITDA Multiple	0.7x - 24.0x (9.7x)	Increase
	21	Cost
	10	Other(3)
	5	Option Pricing Model	Equity Illiquidity Discount	30.0% - 30.0% (30.0%)	Decrease
Total	$11,592

Type of Investment	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,115	Discounted Cash Flow	Discount Rate	5.8% - 23.8% (10.6%)	Decrease
	1,376	Waterfall	EBITDA Multiple	0.7x - 11.3x (8.6x)	Increase
	14	Cost
	14	Other(3)
Subordinated Debt	188	Discounted Cash Flow	Discount Rate	11.3% - 15.4% (12.7%)	Decrease
	33	Waterfall	EBITDA Multiple	7.0x - 7.0x (7.0x)	Increase
	12	Other(3)
Asset Based Finance	1,513	Discounted Cash Flow	Discount Rate	4.8% - 41.7% (12.8%)	Decrease
	516	Waterfall	EBITDA Multiple	1.0x - 1.4x (1.2x)	Increase
	41	Cost
	30	Other(3)
	2	Indicative Dealer Quotes		23.0% - 23.0% (23.0%)	Increase
Equity/Other	625	Waterfall	EBITDA Multiple	0.7x - 16.0x (8.3x)	Increase
	538	Discounted Cash Flow	Discount Rate	4.3% - 24.8% (14.3%)	Decrease
	18	Other(3)
Total	$12,035
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $7,369. As of September 30, 2025, the Company’s asset coverage was 184%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2025 and December 31, 2024. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2024. See Note 9 to the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2025 and June 30, 2025, respectively. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2025 are discussed below.

	As of September 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.25%(1)	$176	$24	November 13, 2029
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	356	44	June 2, 2030
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	59	—	June 2, 2026
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95%(1)	270	30	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,258(5)	3,401(6)	July 16, 2030
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(7)(8)	Unsecured Notes	6.13%	400	—	January 15, 2031
CLO-1 Notes(2)(9)	Collateralized Loan Obligation	3.01% - SOFR+1.85%(1)	120	—	January 15, 2031
CLO-2 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%(1)	380	—	April 15, 2037
Total			$7,369	$3,499
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of September 30, 2025, there was $39 term loan outstanding at SOFR+1.90% and $20 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €343 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2025 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £241 has been converted to U.S dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2025 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD10 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.66 as of September 30, 2025 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of September 30, 2025, $41 of such letters of credit have been issued.
(7)As of September 30, 2025, the fair value of the 3.400% Notes due 2026, the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 was approximately $996, $389, $483, $695, $420, $614, $723 and $400, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)The carrying value of the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 as of September 30, 2025 includes a $14, $23 and $0 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
(9)As of September 30, 2025, there were $50.0 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R, Class A-2R and Class B-1R notes outstanding.
(10)As of September 30, 2025, there were $160.0 of Class A-1 notes outstanding at SOFR+1.48%, $100.0 of Class A-1L notes outstanding at SOFR+1.48%, $30.0 of Class A-1W notes outstanding at SOFR+1.48%, $20.0 of Class A-2L notes outstanding at SOFR+1.60%, $30.0 of Class B notes outstanding at SOFR+1.75% and $40.0 of Class C notes outstanding at SOFR+2.15%.

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
(7)As of December 31, 2024, the fair value of the 4.125% Notes due 2025, the 4.250% Notes due 2025, the 8.625% Notes due 2025, the 3.400% Notes due 2026, the 2.625% Notes due 2027, the 3.250% Notes due 2027, 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029 and the 6.125% Notes due 2030 was approximately $469, $474, $251, $981, $379, $474, $680, $426, $615 and $700, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2024, the carrying values of the 6.875% Notes due 2029 and 6.125% Notes due 2030 include a $15 and $0 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
For the nine months ended September 30, 2025 and 2024, the components of total interest expense for the Company’s financing arrangements were as follows:

	Nine Months Ended September 30,
	2025			2024
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$9	$0	$9	$10	$0	$10
Callowhill Credit Facility(2)	8	0	8	—	—	—
CCT Tokyo Funding Credit Facility(2)	6	0	6	15	0	15
Darby Creek Credit Facility(2)	16	1	17	42	2	44
Meadowbrook Run Credit Facility(2)	14	1	15	16	0	16
Senior Secured Revolving Credit Facility(2)	103	4	107	71	4	75
4.625% Notes due 2024	—	—	—	10	1	11
1.650% Notes due 2024	—	—	—	6	3	9
4.125% Notes due 2025	2	0	2	15	1	16
4.250% Notes due 2025	2	(1)	1	15	(5)	10
8.625% Notes due 2025	4	1	5	16	1	17
3.400% Notes due 2026	26	4	30	25	4	29
2.625% Notes due 2027	8	0	8	8	0	8
3.250% Notes due 2027	12	0	12	12	0	12
3.125% Notes due 2028	18	1	19	18	1	19
7.875% Notes due 2029	24	0	24	24	2	26
6.875% Notes due 2029(3)	32	3	35	16	0	16
6.125% Notes due 2030(3)	34	1	35	—	—	—
6.125% Notes due 2031(3)	0	1	1	—	—	—
CLO-1 Notes	8	0	8	16	0	16
CLO-2 Notes	12	0	12	—	—	—
Total	$338	$16	$354	$335	$14	$349
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
(3)Direct interest expense includes the impact of interest rate swaps.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2025 were $8,174 and 5.48%, respectively. As of September 30, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.29%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2024 were $8,149 and 5.48%, respectively. As of September 30, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.49%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2025 and December 31, 2024.
Callowhill Credit Facility
On September 5, 2025, the Company and Callowhill Street Funding LLC, or Callowhill, entered into the First Amendment to Loan and Servicing Agreement, or First Amendment, amending that certain Loan and Servicing Agreement, originally dated May 2,

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 9. Financing Arrangements (continued)
2025, by and among the Company, as servicer, Callowhill, as borrower, each of the lenders party thereto, Canadian Imperial Bank of Commerce, as administrative agent, and Computershare Trust Company, N.A., as collateral custodian and collateral administrator. The First Amendment provides for, among other things, an update to the collateral administrator responsibilities.
6.125% Notes due 2031
On September 25, 2025, the Company and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), or the Trustee, entered into a Fifteenth Supplemental Indenture, or the Fifteenth Supplemental Indenture, to the Indenture, dated July 14, 2014, between the Company and the Trustee, or the Base Indenture, and together with the Fifteenth Supplemental Indenture, the Indenture. The Fifteenth Supplemental Indenture relates to the Company’s issuance of $400 aggregate principal amount of its 6.125% Notes due 2031.
The 6.125% Notes due 2031 will mature on January 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 6.125% Notes due 2031 bear interest at a rate of 6.125% per year payable semi-annually on January 15 and July 15 of each year, commencing on January 15, 2026. The 6.125% Notes due 2031 are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 6.125% Notes due 2031, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act whether or not it is subject to those requirements, and to provide financial information to the holders of the 6.125% Notes due 2031 and the Trustee if the Company is no longer subject to the reporting requirements under the Securities Exchange Act of 1934, as amended. These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding 6.125% Notes due 2031 at a price equal to 100% of the principal amount of such 6.125% Notes due 2031 plus accrued and unpaid interest to the repurchase date.
In connection with the issuance of the 6.125% Notes due 2031, the Company entered into an interest rate swap agreement that matures on January 15, 2031. See Note 7 for further information on the interest rate swap agreement.
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
The Company will pay a commitment fee, with respect to lenders other than non-extending lenders, of 0.350% per annum and, with respect to non-extending lenders, 0.375% per annum, on the daily unused portion of its sublimit under the Third Amended and Restated Senior Secured Revolving Credit Facility during the revolving period. The Company also will be required to pay letter of credit participation fees and a fronting fee on the average daily amount of any lender’s exposure with respect to any letters of credit issued at the request of the Company under the Third Amended and Restated Senior Secured Revolving Credit Facility.
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
Ambler Credit Facility
On September 26, 2025, Ambler Funding LLC, or Ambler, a wholly owned subsidiary of the Company, entered into the Fourth Amendment to Loan and Security Agreement, or Fourth Amendment, amending that certain Loan and Security Agreement, originally dated November 22, 2019, by and among the Ambler, as borrower, each of the lenders party thereto, Ally Bank, as administrative agent; and Wells Fargo Bank, N.A., as collateral custodian and collateral administrator. The Fourth Amendment provides for, among other things, quarterly distributions of excess interest and principal.

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$7.9
48Forty Solutions LLC	2.1
Aareon AG	15.1
Advanced Dermatology & Cosmetic Surgery	3.1
Affordable Care Inc	6.2
AGS Health LLC	6.0
AGS Health LLC	2.1
Alacrity Solutions Group LLC	1.7
Alacrity Solutions Group LLC	2.3
A-Lign Assurance LLC	3.2
A-Lign Assurance LLC	1.5
Alpha Financial Markets Consulting PLC	2.4
American Vision Partners	3.3
Amerivet Partners Management Inc	8.4
Apex Service Partners LLC	5.1
Arcfield Acquisition Corp	6.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	8.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	2.4
Area Wide Protective Inc	12.1
Avetta LLC	1.8
Avetta LLC	0.8
Avetta LLC	3.7
BGB Group LLC	7.4
BGB Group LLC	19.9
Bonterra LLC	17.0
Bonterra LLC	14.4
Cadence Education LLC	8.5
Cadence Education LLC	6.3
Cambrex Corp	8.2
Cambrex Corp	9.4
Cambrex Corp	5.6
Carrier Fire Protection	2.0
Carrier Fire Protection	2.1
Circana Group (f.k.a. NPD Group)	4.3
Civica Group Ltd	5.1
Civica Group Ltd	4.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Clarience Technologies LLC	$12.4
Clarience Technologies LLC	27.5
Clarience Technologies LLC	4.5
CLEAResult Consulting Inc	4.5
CLEAResult Consulting Inc	3.0
ClubCorp Club Operations Inc	5.7
ClubCorp Club Operations Inc	3.4
Community Brands Inc	4.4
Community Brands Inc	7.1
Consilium Safety Group AB	10.5
CSafe Global	2.3
Cyncly Refinancing	3.2
Cyncly Refinancing	4.7
Dental365 LLC	5.1
Dental365 LLC	5.0
DOXA Insurance Holdings LLC	2.9
DOXA Insurance Holdings LLC	0.1
DOXA Insurance Holdings LLC	22.6
DuBois Chemicals Inc	14.7
DuBois Chemicals Inc	5.9
Eagle Railcar Services Roscoe Inc	12.0
Eagle Railcar Services Roscoe Inc	10.8
Envirotainer Ltd	2.8
Excelitas Technologies Corp	2.4
Excelitas Technologies Corp	22.6
Flexera Software LLC	6.5
Follett Software Co	5.6
Fortnox AB	9.0
Foundation Consumer Brands LLC	7.7
Foundation Risk Partners Corp	11.8
Foundation Risk Partners Corp	15.1
Frontline Road Safety LLC	13.0
Frontline Road Safety LLC	2.6
Frontline Road Safety LLC	11.3
Fullsteam Holdings LLC	11.0
Fullsteam Holdings LLC	3.7
Galway Partners Holdings LLC	10.3
Galway Partners Holdings LLC	7.0
Gigamon Inc	2.8
Granicus Inc	2.3
Granicus Inc	1.0
Heniff Transportation Systems LLC	2.5
Higginbotham Insurance Agency Inc	7.7
Highgate Hotels Inc	3.3
HM Dunn Co Inc	6.5
Homrich & Berg Inc	0.7
Horizon CTS Buyer LLC	13.8
Horizon CTS Buyer LLC	11.7
Individual FoodService	1.5
Inhabit IQ	3.6

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Inhabit IQ	$2.2
iNova Pharmaceuticals (Australia) Pty Limited	2.5
Insight Global LLC	36.6
Insightsoftware.Com Inc	25.8
Insightsoftware.Com Inc	3.6
Integrity Marketing Group LLC	0.1
Integrity Marketing Group LLC	0.7
J S Held LLC	6.9
J S Held LLC	11.6
Keystone Agency Partners LLC	8.5
Keystone Agency Partners LLC	3.8
Laboratoires Vivacy SAS	0.6
Lazer Logistics Inc	1.9
Learning Experience Corp/The	3.5
Legends Hospitality LLC	12.4
Legends Hospitality LLC	2.6
Lloyd's Register Quality Assurance Ltd	7.2
Magna Legal Services LLC	2.2
Magna Legal Services LLC	0.8
MAI Capital Management LLC	3.2
MAI Capital Management LLC	2.7
MAI Capital Management LLC	9.3
MB2 Dental Solutions LLC	26.3
MB2 Dental Solutions LLC	10.7
Med-Metrix	37.2
Med-Metrix	34.1
Mercer Advisors Inc	6.3
Model N Inc	6.1
Model N Inc	3.2
NeoGov Newt Holdco Inc	1.1
NeoGov Newt Holdco Inc	2.4
NeoGov Newt Holdco Inc	4.9
Net Documents	3.4
Netsmart Technologies Inc	6.2
Netsmart Technologies Inc	6.3
New Era Technology Inc	2.3
OEConnection LLC	6.4
OEConnection LLC	6.3
Oxford Global Resources LLC	7.6
PartsSource Inc	0.7
PartsSource Inc	5.7
PCI Pharma Services	50.3
PCI Pharma Services	9.9
PCI Pharma Services	1.8
PSC Group	1.6
PSC Group	1.7
Radwell International LLC	58.3
Radwell International LLC	5.1
Railpros Inc	0.8
Railpros Inc	0.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Resa Power LLC	$17.4
Resa Power LLC	8.6
Revere Superior Holdings Inc	3.3
Rialto Capital Management LLC	0.5
Rockefeller Capital Management LP	3.9
Safe-Guard Products International LLC	8.8
SAMBA Safety Inc	1.2
Service Express Inc	5.8
Service Express Inc	4.3
Sphera Solutions Inc	3.4
Sphera Solutions Inc	6.4
Sphera Solutions Inc	20.0
Spins LLC	3.2
Spotless Brands LLC	4.3
Spotless Brands LLC	6.2
STV Group Inc	8.3
STV Group Inc	11.9
Sweeping Corp of America Inc	4.5
Time Manufacturing Co	14.2
Trackunit ApS	32.9
Turnpoint Services Inc	1.3
Turnpoint Services Inc	2.5
USIC Holdings Inc	3.8
USIC Holdings Inc	9.9
Veriforce LLC	3.7
Veriforce LLC	4.7
Vermont Information Processing Inc	9.6
Vermont Information Processing Inc	1.9
Version1 Software Ltd	13.0
VetCor Professional Practices LLC	6.7
VetCor Professional Practices LLC	20.8
Vitu	9.1
Waste Services Group Pty Ltd	6.9
Wealth Enhancement Group LLC	2.8
Wealth Enhancement Group LLC	18.9
Wedgewood Weddings	5.8
Wedgewood Weddings	5.8
West Star Aviation Inc	17.9
West Star Aviation Inc	29.5
Woolpert Inc	6.9
Woolpert Inc	15.9
Worldwise Inc	0.9
Xylem Kendall	15.9
Xylem Kendall	1.6
Zellis Holdings Ltd	4.4
Zendesk Inc	9.7
Zendesk Inc	6.0
Zeus Industrial Products Inc	11.6
Zeus Industrial Products Inc	7.7
Senior Secured Loans—Second Lien

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Valeo Foods Group Ltd	3.0
Subordinated Debt
Cyncly Refinancing	1.6
Asset Based Finance
Bausch Health Cos Inc, Revolver	60.0
Curia Global Inc, Revolver	41.3
EW Scripps Co/The, Revolver	24.6
Fortna Group Inc, Revolver	10.4
GreenSky Holdings LLC, Term Loan	3.0
John Wood Group PLC, Revolver	14.8
Philippine Airlines 777 (Warbug Pincus), Term Loan	1.1
Philippine Airlines 777 (Warbug Pincus), Term Loan	1.1
TalkTalk Telecom Group Ltd, Revolver	9.8
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	7.8
Tropicana Products Inc, Revolver	2.9
Weber-Stephen Products LLC, Revolver	70.8
Equity/Other
Kestra Financial Inc, Preferred Equity	9.2
Total	$1,733.4
Unfunded Asset Based Finance/Other commitments	$131.8
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of September 30, 2025, the Company’s debt commitments are comprised of $874.0 revolving credit facilities and $859.4 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(1.6). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $240, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of September 30, 2025, $41 of such letters of credit have been issued.
As of September 30, 2025, the Company also has an unfunded commitment to provide $437.5 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at September 30, 2025 and December 31, 2024.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(in millions, except share and per share amounts)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Per Share Data:(1)
Net asset value, beginning of period	$23.64	$24.46
Results of operations(2)
Net investment income (loss)	1.86	2.29
Net realized gain (loss) and unrealized appreciation (depreciation)	(1.41)	(0.73)
Net increase (decrease) in net assets resulting from operations	0.45	1.56
Stockholder distributions(3)
Distributions from net investment income	(2.10)	(2.20)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(2.10)	(2.20)
Capital share transactions
Repurchases of common stock(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$21.99	$23.82
Per share market value, end of period	$14.93	$19.73
Shares outstanding, end of period	280,066,433	280,066,433
Total return based on net asset value(5)	1.89%	6.38%
Total return based on market value(6)	(23.25)%	10.19%
Ratio/Supplemental Data:
Net assets, end of period	$6,159	$6,671
Ratio of net investment income to average net assets(7)	10.69%	12.48%
Ratio of total operating expenses to average net assets(7)	13.43%	13.06%
Ratio of net operating expenses to average net assets(7)	13.43%	13.06%
Portfolio turnover(8)	32.88%	26.86%
Total amount of senior securities outstanding, exclusive of treasury securities	$7,369	$8,084
Asset coverage per unit(9)	1.84	1.83
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
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2025 and 2024 are annualized. Annualized ratios for the nine months ended September 30, 2025 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2025. The following is a schedule of supplemental ratios for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Ratio of subordinated income incentive fees to average net assets	2.22%	2.57%
Ratio of interest expense to average net assets	7.29%	6.78%
Ratio of excise taxes to average net assets	0.08%	—
(8)Portfolio turnover for the nine months ended September 30, 2025 and 2024 are not annualized.
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

Note 13. Subsequent Events
Distribution
On October 8, 2025, the Company’s board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about December 17, 2025 to stockholders of record as of the close of business on December 3, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Company’s board of directors.

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
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2025 and for the Year Ended December 31, 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2025 and the year ended December 31, 2024:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2025	September 30, 2025
Purchases	$1,142	$4,540
Sales and Repayments	(1,483)	(4,540)
Net Portfolio Activity	$(341)	$—

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2025				September 30, 2025
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$742	65%	$(1,049)	71%	$3,161	70%	$(3,063)	67%
Senior Secured Loans—Second Lien	—	—	(1)	0%	—	—	(2)	0%
Other Senior Secured Debt	1	0%	—	—	22	0%	(112)	3%
Subordinated Debt	75	7%	(88)	6%	142	3%	(157)	4%
Asset Based Finance	171	15%	(267)	18%	729	16%	(962)	21%
Credit Opportunities Partners JV, LLC	140	12%	—	—	437	10%	—	—
Equity/Other(1)	13	1%	(78)	5%	49	1%	(244)	5%
Total	$1,142	100%	$(1,483)	100%	$4,540	100%	$(4,540)	100%

(1) Equity/Other includes investments in preferred equity investments. During the three and nine months ended September 30, 2025, purchases of preferred equity investments were $5 and $10, respectively, and sales and repayments of preferred equity investments were $52 and $119, respectively.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	(Unaudited)			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$8,099	$7,783	58.0%	$7,995	$7,795	57.8%
Senior Secured Loans—Second Lien	651	637	4.8%	690	693	5.1%
Other Senior Secured Debt	66	59	0.4%	130	123	0.9%
Subordinated Debt	201	212	1.6%	214	233	1.7%
Asset Based Finance	2,020	1,926	14.4%	2,232	2,102	15.6%
Credit Opportunities Partners JV, LLC	2,009	1,786	13.3%	1,572	1,363	10.1%
Equity/Other(2)	992	1,012	7.5%	1,211	1,181	8.8%
Total	$14,038	$13,415	100.0%	$14,044	$13,490	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts and PIK interest or dividends, as applicable, on investments.
(2) As of September 30, 2025, Equity/Other included $792 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Number of Portfolio Companies	224	214
% Variable Rate Debt Investments (based on fair value)(1)(2)	63.8%	65.8%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	8.8%	9.5%
% Other Income Producing Investments (based on fair value)(3)	18.3%	16.4%
% Non-Income Producing Investments (based on fair value)(2)	6.2%	6.1%
% of Investments on Non-Accrual (based on fair value)	2.9%	2.2%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.6%	11.3%
Weighted Average Annual Yield on All Debt Investments(5)	9.8%	10.7%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.
For the nine months ended September 30, 2025, our total return based on net asset value was 1.89% and our total return based on market value was (23.25)%. For the year ended December 31, 2024, our total return based on net asset value was 8.50% and our total return based on market value was 25.29%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.
Direct Originations
We define Direct Originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of September 30, 2025 and December 31, 2024:

Characteristics of All Direct Originations held in Portfolio	September 30, 2025	December 31, 2024
Number of Portfolio Companies	212	205
% of Investments on Non-Accrual (based on fair value)	2.9%	0.8%
Total Cost of Direct Originations	$13,645.9	$13,494.8
Total Fair Value of Direct Originations	$13,039.2	$13,010.9
% of Total Investments, at Fair Value	97.2%	96.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.6%	11.3%
Weighted Average Annual Yield on All Debt Investments(2)	9.8%	10.9%
_____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.
Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,800 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of September 30, 2025, the Company and SCRS have funded approximately $2,300.0 to COPJV, of which $2,012.5 was from the Company.
Below is a summary of COPJV’s portfolio as of September 30, 2025 and December 31, 2024:

	As of
	September 30, 2025	December 31, 2024
Total debt investments(1)	$4,044.8	$3,019.6
Weighted average annual yield on accruing debt investments(2)	9.8%	10.3%
Number of portfolio companies in COPJV	143	117
Largest investment in a single portfolio company	$106.7	$126.4
Unfunded commitments	$83.5	$45.6
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2025.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2025 and December 31, 2024:

	September 30, 2025
	(Unaudited)		December 31, 2024
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$3	0.0%	$4	0.0%
Banks	—	—	5	0.0%
Capital Goods	1,593	11.9%	1,712	12.7%
Commercial & Professional Services	1,751	13.1%	1,733	12.8%
Consumer Discretionary Distribution & Retail	71	0.5%	174	1.3%
Consumer Durables & Apparel	283	2.1%	229	1.7%
Consumer Services	334	2.5%	244	1.8%
Consumer Staples Distribution & Retail	99	0.7%	102	0.8%
Credit Opportunities Partners JV, LLC	1,786	13.3%	1,363	10.1%
Energy	23	0.2%	89	0.7%
Equity Real Estate Investment Trusts (REITs)	277	2.1%	278	2.1%
Financial Services	822	6.1%	998	7.4%
Food, Beverage & Tobacco	100	0.7%	113	0.8%
Health Care Equipment & Services	1,626	12.1%	1,667	12.4%
Household & Personal Products	114	0.8%	134	1.0%
Insurance	531	4.0%	735	5.4%
Materials	329	2.5%	334	2.5%
Media & Entertainment	644	4.8%	699	5.2%
Pharmaceuticals, Biotechnology & Life Sciences	309	2.3%	298	2.2%
Real Estate Management & Development	8	0.1%	27	0.2%
Software & Services	2,337	17.4%	2,187	16.2%
Technology Hardware & Equipment	2	0.0%	2	0.0%
Telecommunication Services	66	0.5%	69	0.5%
Transportation	307	2.3%	294	2.2%
Total	$13,415	100.0%	$13,490	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$8,870	66%	$9,316	69%
2	3,556	27%	3,454	26%
3	729	5%	568	4%
4	260	2%	152	1%
Total	$13,415	100%	$13,490	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2025 and September 30, 2024
Revenues
Our investment income for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$231	61.9%	$290	65.8%	$716	61.1%	$915	69.6%
Paid-in-kind interest income	54	14.5%	66	15.0%	169	14.4%	144	11.0%
Fee income	4	1.1%	21	4.8%	30	2.6%	56	4.3%
Dividend income	84	22.5%	64	14.4%	256	21.9%	199	15.1%
Total investment income(1)	$373	100.0%	$441	100.0%	$1,171	100.0%	$1,314	100.0%
___________
(1)Such revenues represent $311 and $365 of cash income earned as well as $62 and $76 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2025 and 2024, respectively, and $978 and $1,136 of cash income earned as well as $193 and $178 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The decrease in interest and PIK income during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily attributable to a decline in yields during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 and the Company placing certain assets on non-accrual status during the quarter ended June 30, 2025.
The increase in dividend income during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 is primarily attributable to higher dividends on certain asset based finance investments and the increase in dividends paid in respect to our investment in COPJV during the three and nine months ended September 30, 2025.

Expenses
Our operating expenses for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Management fees	$51	$54	$156	$163
Subordinated income incentive fees	33	44	108	132
Administrative services expenses	3	2	8	7
Accounting and administrative fees	1	1	3	3
Interest expense	116	118	354	349
Other expenses	6	7	19	18
Total operating expenses	$210	$226	$648	$672
The decrease in expenses during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 can primarily be attributed to a decrease in subordinated income incentive fees and management fees as a result of the lower asset base and lower investment income as discussed above.
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Ratio of operating expenses to average net assets	3.45%	3.33%	10.07%	9.80%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	2.47%	2.39%	7.20%	7.02%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.98%	0.94%	2.87%	2.78%
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
Net Investment Income
Our net investment income totaled $159 ($0.57 per share) and $215 ($0.77 per share) for the three months ended September 30, 2025 and 2024, respectively. Our net investment income totaled $519 ($1.86 per share) and $642 ($2.29 per share) for the nine months ended September 30, 2025 and 2024, respectively.
The decrease in net investment income during the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 can primarily be attributed to lower investment income during the three and nine months ended September 30, 2025 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net realized gain (loss) on investments(1)	$(53)	$(43)	$(206)	$(350)
Net realized gain (loss) on foreign currency forward contracts	0	1	(3)	20
Net realized gain (loss) on foreign currency	(20)	(2)	(25)	(5)
Total net realized gain (loss)	$(73)	$(44)	$(234)	$(335)
______________
(1)We sold investments and received principal repayments, respectively, of $641 and $705 during the three months ended September 30, 2025 and $768 and $553 during the three months ended September 30, 2024. We sold investments and received principal repayments, respectively, of $2,020 and $2,089 during the nine months ended September 30, 2025 and $2,103 and $2,409 during the nine months ended September 30, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$100	$22	$(69)	$160
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	3	(6)	(17)	(19)
Net change in unrealized gain (loss) on foreign currency	25	(27)	(60)	(10)
Total net change in unrealized appreciation (depreciation)	$128	$(11)	$(146)	$131
The net change in unrealized appreciation (depreciation) on investments during the three months ended September 30, 2025 was driven primarily by appreciation on several specific assets in the portfolio. The net change in unrealized appreciation (depreciation) on investments during the nine months ended September 30, 2025 was driven primarily by reduced valuations of certain portfolio companies during the year, including Production Resources Group, 48Forty Solutions and Kellermeyer Bergensons Services LLC. The net change in unrealized appreciation (depreciation) during the three and nine months ended September 30, 2024 was driven primarily by depreciation on several specific assets in the portfolio along with the conversion of unrealized depreciation to realized losses during the quarter.
Provision for Taxes on Realized Gains on Investments
During the nine months ended September 30, 2025 and 2024, we recorded a provision for taxes on realized gains with respect to one of our equity investments of $(11) and $0, respectively.
Realized Losses from Extinguishment of Debt
During the nine months ended September 30, 2025 and 2024, we recorded a net realized loss from the extinguishment of debt of $(3) and $0, respectively. See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2025, the net increase in net assets resulting from operations was $214 ($0.76 per share) compared to a net increase in net assets resulting from operations of $160 ($0.57 per share) during the three months ended September 30, 2024.
For the nine months ended September 30, 2025, the net increase in net assets resulting from operations was $125 ($0.45 per share) compared to a net increase in net assets resulting from operations of $438 ($1.56 per share) during the nine months ended September 30, 2024.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2025, we had $155 in cash, cash equivalents and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $3,499 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2025, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2025, we had unfunded debt investments with aggregate unfunded commitments of $1,733.4, unfunded equity/other commitments of $131.8 and unfunded commitments of $437.5 to COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of September 30, 2025, the aggregate amount outstanding of the senior securities issued by us was $7.4 billion. As of September 30, 2025, our asset coverage was 184%. See Note 9 for a discussion of the Company’s financing arrangements.

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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2025:

	As of September 30, 2025 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Ambler Credit Facility(2)	Revolving Credit Facility	SOFR+2.25%(1)	$176	$24	November 13, 2029
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	356	44	June 2, 2030
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	59	—	June 2, 2026
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95%(1)	270	30	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,258(5)	3,401(6)	July 16, 2030
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(7)(8)	Unsecured Notes	6.13%	400	—	January 15, 2031
CLO-1 Notes(2)(9)	Collateralized Loan Obligation	3.01% - SOFR+1.850%(1)	120	—	January 15, 2031
CLO-2 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%(1)	380	—	April 15, 2037
Total			$7,369	$3,499
_______________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of September 30, 2025, there was $39 term loan outstanding at SOFR+1.90% and $20 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €343 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of September 30, 2025 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £241 has been converted to U.S dollars at an exchange rate of £1.00 to $1.34 as of September 30, 2025 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD10 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.66 as of September 30, 2025 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of September 30, 2025, $41 of such letters of credit have been issued.
(7)As of September 30, 2025, the fair value of the 3.400% Notes due 2026, the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 was approximately $996, $389, $483, $695, $420, $614, $723 and $400, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)The carrying value of the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 as of September 30, 2025 includes a $14, $23 and $0 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of September 30, 2025, there were $50.0 of Class A-1R notes outstanding at SOFR+1.85%, $20.5 of Class A-2R notes outstanding at SOFR+2.25%, $32.4 of Class B-1R notes outstanding at SOFR+2.60% and $17.4 of Class B-2R notes outstanding at 3.011%. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.26161% is applicable to Class A-1R, Class A-2R and Class B-1R notes outstanding.
(10)As of September 30, 2025, there were $160.0 of Class A-1 notes outstanding at SOFR+1.48%, $100.0 of Class A-1L notes outstanding at SOFR+1.48%, $30.0 of Class A-1W notes outstanding at SOFR+1.48%, $20.0 of Class A-2L notes outstanding at SOFR+1.60%, $30.0 of Class B notes outstanding at SOFR+1.75% and $40.0 of Class C notes outstanding at SOFR+2.15%.
See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.

Equity Issuances
We may, from time to time, issue and sell shares of our common stock through public or at-the-market offerings. On May 9, 2025, we entered into the Equity Distribution Agreements with each of the Sales Agents. During the three and nine months ended September 30, 2025, the Company did not issue or sell shares of its common stock under the Equity Distribution Agreements. For further details regarding the Equity Distribution Agreements, see Note 3 ““At the Market” Offering” to our consolidated financial statements included in this report.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2025 or 2024 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a U.S. stockholder.
The following tables reflect the distributions per share that we have declared on our common stock during the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
May 5, 2025	Base	June 18, 2025	July 2, 2025	0.64
May 5, 2025	Supplemental	June 18, 2025	July 2, 2025	0.06
July 31, 2025	Base	September 17, 2025	October 2, 2025	0.64
July 31, 2025	Supplemental	September 17, 2025	October 2, 2025	0.06
Total Dividends Declared				$2.10

	For the Nine Months Ended September 30, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
November 2, 2023	Special	May 15, 2024	May 29, 2024	0.05
May 2, 2024	Base	June 12, 2024	July 2, 2024	0.64
May 2, 2024	Supplemental	June 12, 2024	July 2, 2024	0.06
July 31, 2024	Base	September 11, 2024	October 2, 2024	0.64
July 31, 2024	Supplemental	September 11, 2024	October 2, 2024	0.06
Total Dividends Declared				$2.20
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Distribution
On October 8, 2025, our board of directors declared a regular quarterly distribution of $0.70 per share consisting of a $0.64 base distribution and a $0.06 supplemental distribution, which will be paid on or about December 17, 2025 to stockholders of record as of the close of business on December 3, 2025. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our board of directors.

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
Other Contractual Obligations
We have entered into agreements with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the investment advisory agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2025 and 2024.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2025, 63.8% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.8% were debt investments paying fixed interest rates while 18.3% were other income producing investments, 6.2% consisted of non-income producing investments, and the remaining 2.9% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
Pursuant to the terms of the Ambler Credit Facility, Callowhill Credit Facility, CCT Tokyo Funding Credit Facility, Darby Creek Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility, the CLO-1 Notes and the CLO-2 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 3.400% Notes due 2026, the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031, we pay interest to the holders of such notes at a fixed rate. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments. To hedge the risks associated with a changing interest rate environment, the Company utilizes interest rate swap strategies. For more information on the Company’s swap strategies, please see Note 2 and Note 7 to our unaudited consolidated financial statements included herein.
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2025 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 250 basis points	$(216)	$(109)	$(107)	(16.4)%
Down 200 basis points	(173)	(87)	(86)	(13.2)%
Down 150 basis points	(130)	(65)	(65)	(10.0)%
Down 100 basis points	(87)	(44)	(43)	(6.6)%
Down 50 basis points	(43)	(22)	(21)	(3.2)%
Up 50 basis points	43	22	21	3.2%
Up 100 basis points	87	44	43	6.6%
Up 150 basis points	130	65	65	10.0%
Up 200 basis points	173	87	86	13.2%
Up 250 basis points	216	109	107	16.4%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2025, and no changes over the next twelve months. Includes the effect of interest rate swaps designed as hedging instruments.
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
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2025 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of September 30, 2025					Economic Hedging As of September 30, 2025
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	10.0	$6.6	$7.0	$0.7	—		$—
British Pound Sterling		£289.4	389.1	406.0	40.6		£104.0	139.6
Euros		€342.6	402.0	393.2	39.3		€10.7	12.6
Swedish Krona	SEK	1,192.7	126.7	115.4	11.5	SEK	947.9	100.8
Total			$924.4	$921.6	$92.1			$253.0
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
As of September 30, 2025, the net contractual amount of our foreign currency forward contracts totaled $237.6, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2025, we had outstanding borrowings denominated in foreign currencies of €343, £241 and AUD10 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended September 30, 2025. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2025 through July 31, 2025	—	$—	—	$—
August 1, 2025 through August 31, 2025	—	—	—	—
September 1, 2025 through September 30, 2025	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Stock Repurchase Program and the Affiliated Purchaser Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6.    Exhibits

4.1
Fifteenth Supplemental Indenture, dated as of September 25, 2025, relating to the 6.125% Notes due 2031, by and between the Company and U.S. Bank Trust Company National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2025).

4.2	Form of 6.125% Notes due 2031. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2025.)

10.1*
First Amendment to Loan and Servicing Agreement, dated as of September 5, 2025, by and among FSK Capital Corp., as servicer, Callowhill Street Funding LLC, as borrower, the lenders party thereto, Canadian Imperial Bank of Commerce, as administrative agent, and Computershare Trust Company, N.A., as collateral custodian and collateral administrator.

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

10.3*
Fourth Amendment to Loan and Security Agreement, dated as of September 26, 2025, by and among Ambler Funding LLC, as borrower, the lenders party thereto, Ally Bank, as administrative agent, and Wells Fargo Bank, N.A., as collateral custodian and collateral administrator.

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
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2025.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer