Form 10-K
period 2025-12-31
FS KKR Capital Corp
filed 2026-02-25
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________
FORM 10-K
_________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 814-00757
_________________________________________________
FS KKR Capital Corp.
(Exact name of registrant as specified in its charter)
_________________________________________________

Maryland	26-1630040
(State of Incorporation)	(I.R.S. Employer Identification Number)

3025 JFK Boulevard, OFC 500 Philadelphia, Pennsylvania	19104
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (215) 495-1150
_________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share	FSK	The New York Stock Exchange
(Title of class)	(Trading Symbol(s))	(Name of exchange on which registered)
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
The aggregate market value of common stock held by non-affiliates of the registrant (assuming solely for the purpose of this disclosure, but without conceding, all executive officers and directors of the registrant are “affiliates”), as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.8 billion.
There were 280,066,433 shares of the registrant’s common stock outstanding as of February 20, 2026.
_________________________________________________
Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement relating to the registrant’s 2026 Annual Meeting of Stockholders, to be filed with the U.S. Securities and Exchange Commission within 120 days following the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference in Part III of this annual report on Form 10-K as indicated herein.

PART I
Many of the amounts and percentages presented in Part I have been rounded for convenience of presentation.
Item 1.    Business.
Summary
FS KKR Capital Corp. (NYSE: FSK), or the Company, which may also be referred to as “we,” “us” or “our,” was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. We are an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. As such, we are required to comply with certain regulatory requirements. In addition, we have elected to be treated for U.S. federal income tax purposes, and intend to qualify annually, as a regulated investment company, or RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As of December 31, 2025, we had total assets of approximately $13.7 billion.
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
Our portfolio is comprised primarily of investments in senior secured debt, which includes first and second lien secured loans and senior secured bonds, of private middle market U.S. companies and, to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the “over-the-counter,” or OTC, market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of corporate bonds, structured products, other debt securities and derivatives, including total return swaps and credit default swaps. The Adviser will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Adviser’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
The senior secured debt in which we invest generally have stated terms of three to seven years and subordinated debt investments that we make generally have stated terms of up to ten years, but the expected average life of such securities is generally three to four years. However, we may invest in loans and securities with any maturity or duration. Our debt investments may be rated by a nationally recognized statistical rating organization, or NRSRO, and, in such case, generally will carry a rating below investment grade (rated lower than “Baa3” by Moody’s Investors Service, Inc., or Moody’s, or lower than “BBB-” by Standard & Poor’s Ratings Services, or S&P). We may invest without limit in debt or other securities of any rating, as well as debt or other securities that have not been rated by a NRSRO.
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
About the Adviser
We are externally managed by the Adviser, FS/KKR Advisor, LLC, a registered investment adviser under the Investment Advisers Act of 1940, as amended or the Advisers Act, that is jointly operated by KKR Credit and by FSJV Holdco, LLC, an affiliate of Franklin Square Holdings L.P. (which does business as Future Standard, formerly FS Investments), or Future Standard. Subject to the overall supervision of the board of directors, or the Board or the Board of Directors, and in accordance with the 1940 Act, the Adviser manages our day-to-day operations and provides us with investment advisory services pursuant to the terms of an amended and restated investment advisory agreement, dated as of June 16, 2021, or the Advisory Agreement, and performs, or oversees the performance of, our corporate operations and required administrative services pursuant to the terms of an administration agreement, dated as of April 9, 2018, or the Administration Agreement. Under the Advisory Agreement, the Adviser is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis.
The Adviser also oversees our day-to-day operations pursuant to the Administration Agreement, including the provision of general ledger accounting, fund accounting, legal services, investor relations, certain government and regulatory affairs activities, and other administrative services. The Adviser also performs, or oversees the performance of, our corporate operations and required administrative services, which includes being responsible for the financial records that we are required to maintain and preparing reports for our shareholders and reports filed with the SEC. In addition, the Adviser assists us in calculating our NAV, overseeing the preparation and filing of tax returns and the printing and dissemination of reports to our shareholders, and generally overseeing the payment of our expenses and the performance of administrative and professional services rendered to us by others.
The Adviser is a Delaware limited liability company, located at 3025 John F. Kennedy Boulevard, OFC 500, Philadelphia, PA 19104. The management of our investment portfolio is the responsibility of the Adviser’s investment committee, or the Investment Committee, which is currently comprised of four appointees of KKR Credit and four appointees of Future Standard. The Company’s chairperson and chief executive officer, Michael C. Forman, serves as the Adviser’s chairperson and chief executive officer.
The Adviser was formed in 2018 to manage the Company and had approximately $18.1 billion of regulatory assets under management as of December 31, 2025. The Adviser has significant experience in private lending and private equity investing, and has developed an expertise in using all levels of a firm’s capital structure to produce income-generating investments, while focusing on risk management. The Adviser also has extensive knowledge of the managerial, operational and regulatory requirements of publicly registered alternative asset entities, such as BDCs. We believe that the active and ongoing participation by the Adviser, KKR Credit, Future Standard and their respective affiliates in the credit markets, and the depth of experience and disciplined investment approach of the Adviser, will allow the Adviser to successfully execute our investment strategies.
The Board, which is comprised of a majority of members who are not “interested persons” (as defined in the 1940 Act) of the Company, or the Independent Directors, oversees and monitors our investment performance, and reviews the Advisory Agreement annually to determine, among other things, whether the fees payable under such agreement are reasonable in light of the services provided.
About KKR Credit and Future Standard
KKR Credit is a Delaware limited liability company, located at 555 California Street, 50th Floor, San Francisco, CA 94104, registered as an investment adviser with the SEC under the Advisers Act. It had approximately $288 billion of assets under management as of December 31, 2025 across investment funds, structured finance vehicles, specialty finance companies and separately managed accounts that invest capital in both liquid and illiquid credit strategies on behalf of some of the largest public and private pension plans, global financial institutions, university endowments and other institutional and public market investors. Its investment professionals utilize an industry and thematic approach to investing and benefit from access, where appropriate, to the broader resources and intellectual capital of KKR & Co. Inc., or KKR & Co. The funds and accounts in KKR & Co.’s private markets business line are managed by Kohlberg Kravis Roberts & Co. L.P., or together with its affiliates, KKR, an SEC-registered investment adviser, or one of its subsidiaries.
KKR Credit is a subsidiary of KKR & Co., a leading global investment firm with approximately $744 billion in assets under management as of December 31, 2025, that manages investments across multiple asset classes, including private equity, energy, infrastructure, real estate and credit, with strategic manager partnerships that manage hedge funds. KKR & Co. aims to generate attractive investment returns for its fund investors by following a patient and disciplined investment approach, employing world-class people, and driving growth and value creation with KKR & Co. portfolio companies. KKR & Co. invests its own capital alongside the capital it manages for fund investors and provides financing solutions and investment opportunities through its capital markets business.
Future Standard is a leading asset manager dedicated to helping individuals, financial professionals and institutions design better portfolios. The firm provides access to alternative sources of income and growth, and focuses on setting industry standards for investor protection, education and transparency. Future Standard is headquartered in Philadelphia, Pennsylvania, with offices in the United States, Europe and Asia. The firm had approximately $86 billion in assets under management as of September 30, 20251.
Potential Market Opportunity
We believe significant investment opportunities will continue to present themselves in the senior secured debt asset class, as well as investments in other debt securities of middle market companies.
Attractive Opportunities in Senior Secured Debt
The variable rate structure of most senior secured debt presents significant opportunities across the asset class, particularly within a rising interest rate environment. Additionally, the strong defensive characteristics inherent to many securities across the asset class make them compelling to many investors, especially as financial conditions tighten. Because senior secured debt has priority in payment among an issuer’s security holders (i.e., holders are due to receive payment before junior creditors and equity holders), they carry the least potential risk within the issuer’s capital structure. Further, senior secured debt investments are secured by the issuer’s assets, which may be seized in the event of a default. Senior secured loans generally also carry restrictive covenants aimed at ensuring repayment before junior creditors, including unsecured bondholders and other security holders, preserving collateral to protect against credit deterioration.
Opportunity in Middle Market Private Companies
In addition to investing in senior secured debt, we believe that the market for lending to private companies, particularly middle market private companies within the United States, presents a compelling investment opportunity. The following characteristics support our belief:
•Large Target Market. Middle market U.S. companies have historically represented a significant portion of the growth segment of the U.S. economy. These companies also often require substantial capital investment to grow their businesses. Historically, significant private equity capital has been available for investment in middle market companies and we expect that private equity firms will continue to leverage their investments in middle market companies with senior secured debt.
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
Lending and originating new loans to middle market companies, which are often private, generally requires a greater dedication of a lender’s time and resources compared to lending to larger companies as it is often more difficult to
1 Total AUM estimated as of September 30, 2025. References to “assets under management” or “AUM” represent the assets managed by Future Standard or its strategic partners as to which Future Standard is entitled to receive a fee or carried interest (either currently or upon deployment of capital) and general partner capital. Future Standard calculates the amount of AUM as of any date as the sum of: (i) the fair value of the investments of Future Standards’ investment funds; (ii) uncalled investor capital commitments to these funds, including uncalled investor capital commitments from which Future Standard is currently not earning management fees or carried interest; (iii) the value of outstanding CLOs (excluding CLOs wholly-owned by Future Standard); (iv) the fair value of FS KKR Capital Corp. joint venture (JV) assets and (v) the fair value of other assets managed by Future Standard. Future Standards’ calculation of AUM may differ from the calculations of other asset managers and, as a result, Future Standards’ measurements of its AUM may not be comparable to similar measures presented by other asset managers. Future Standards’ definition of AUM is not based on any definition of AUM that may be set forth in agreements governing the investment funds, vehicles or accounts that it manages and is not calculated pursuant to any regulatory definitions.

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
Potential Competitive Strengths
We believe that we offer investors the following potential competitive strengths:
Large, scalable, global platform with seasoned investment professionals
We believe that the breadth and depth of the experience of the Adviser and its affiliates, which are dedicated to sourcing, structuring, executing, monitoring and harvesting a broad range of private investments, provide us with a significant competitive advantage in sourcing and analyzing attractive investment opportunities. Our investment platform is supported by approximately 250 dedicated investment professionals at KKR Credit located in twelve global cities. We also benefit from the expertise, network and resources of KKR & Co., which has over 710 investment professionals located in thirty-six global cities. The individual members of these teams have diverse investment backgrounds, with prior experience at investment banks, commercial banks, other asset managers and operating companies. We believe this diverse experience provides an in-depth understanding of the strategic, financial and operational challenges and opportunities of middle-market companies.
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
Investment Strategy
Our principal focus is to invest in senior secured debt of private middle market U.S. companies, and to a lesser extent, subordinated loans and certain asset-based financing loans of private U.S. companies. Although we do not expect a significant portion of our portfolio to be comprised of subordinated loans, there is no limit on the amount of such loans in which we may invest. We may purchase interests in loans or make other debt investments, including investments in senior secured bonds, through secondary market transactions in the OTC market or directly from our target companies as primary market or directly originated investments. In connection with our debt investments, we may on occasion receive equity interests such as warrants or options as additional consideration. We may also purchase or otherwise acquire interests in the form of common or preferred equity or equity-related securities, such as rights and warrants that may be converted into or exchanged for common stock or other equity or the cash value of common stock or other equity, including through a co-investment with a financial sponsor or possibly the restructuring of an investment. In addition, a portion of our portfolio may be comprised of bonds, structured products, other debt securities and derivatives. The Adviser will seek to tailor our investment focus as market conditions evolve. Depending on market conditions, we may increase or decrease our exposure to less senior portions of the capital structures of our portfolio companies or otherwise make opportunistic investments, such as where the market price of loans, bonds or other securities reflects a lower value than deemed warranted by the Adviser’s fundamental analysis. Such investment opportunities may occur due to general dislocations in the markets, a misunderstanding by the market of a particular company or an industry being out of favor with the broader investment community and may include event driven investments, anchor orders and structured products.
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
Joint Venture
We also co-invest with South Carolina Retirement Systems Group Trust, or SCRS, through Credit Opportunities Partners JV, LLC, or COPJV, a joint venture with SCRS. COPJV invests its capital in a range of investments, including senior secured debt to middle market companies, broadly syndicated loans, equity, warrants and other investments. We and SCRS each have 50% voting control of COPJV and together are required to agree on all investment decisions as well as certain other significant actions for COPJV. As of December 31, 2025, COPJV had total capital commitments of $2.8 billion, $2.45 billion of which was from us and the remaining $0.35 billion of which was from SCRS. As of December 31, 2025, we had funded approximately $2.2 billion of our commitment. Additionally, as of December 31, 2025, COPJV had $106 million of borrowing capacity. As of December 31, 2025, our investment in COPJV was approximately $2.0 billion at fair value. We do not consolidate COPJV in our consolidated financial statements.
Investment Types
We primarily focus on the following investment types:
First Lien Secured Loans
First lien secured loans are situated at the top of a company’s capital structure. Because these loans generally have priority in payment, they carry the least risk among all investments in a firm. Generally, our first lien secured loans are expected to have maturities of three to seven years, offer some form of amortization, and have first priority security interests in the assets of the borrower. Generally, we expect that the interest rate on our first lien secured loans typically will have variable rates over a standard benchmark, such as the prime rate or the Secured Overnight Financing Rate, or SOFR.
Second Lien Secured Loans
Second lien secured loans are immediately junior to first lien secured loans and have substantially the same maturities, collateral and covenant structures as senior secured loans. Second lien secured loans, however, are granted a second priority security interest in the assets of the borrower, which means that any realization of collateral will generally be applied to pay first lien secured loans in full before second lien secured loans are paid and the value of the collateral may not be sufficient to repay in full both first lien secured loans and second lien secured loans. In return for this junior ranking, second lien secured loans generally offer higher returns compared to first lien secured loans. These higher returns come in the form of higher interest and in some cases the potential for equity participation through warrants, though to a lesser extent than with subordinated loans. Generally, we expect these loans to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments.

Senior Secured Bonds
Senior secured bonds are generally secured by collateral on a senior, pari passu or junior basis with other debt instruments in an issuer’s capital structure and have similar maturities and covenant structures as senior secured loans. Generally, we expect these investments to carry a fixed rate.
Subordinated Debt
In addition to first lien secured loans, second lien secured loans and senior secured bonds, we may invest a portion of our assets in subordinated debt. Subordinated debt investments usually rank junior in priority of payment to senior debt and are often unsecured, but are situated above preferred equity and common equity in the capital structure. In return for their junior status compared to senior debt, subordinated debt investments typically offer higher returns through both higher interest rates and possible equity ownership in the form of warrants, enabling the lender to participate in the capital appreciation of the borrower. These warrants typically require only a nominal cost to exercise. We generally target subordinated debt with interest-only payments throughout the life of the security, with the principal due at maturity. Typically, subordinated debt investments have maturities of five to ten years. Generally, we expect these securities to carry a fixed rate, or a floating current yield over a standard benchmark. In addition, we may receive additional returns from any warrants we may receive in connection with these investments. In some cases, a portion of the total interest may accrue or be paid-in-kind, or PIK.
Investments in Asset-Based Opportunities
We may invest in asset-based opportunities through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. These asset-based opportunities are expected to offer mezzanine-like structural downside protection as well as asset collateral, and equity-like upside that can be achieved through appreciation at the asset-level or, in the case of platforms, through growth of the enterprise value. Key areas of focus include, without limitation, consumer/mortgage finance, hard assets, commercial finance and contractual cash flows.
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
Structured Products
We may invest in structured products, which may include collateralized debt obligations, collateralized bond obligations, or CLOs, collateralized loan obligations, structured notes and credit-linked notes. The issuers of such investment products may be structured as trusts or other types of pooled investment vehicles. Such products may also involve the deposit with or purchase by an entity of the underlying investments and the issuance by that entity of one or more classes of securities backed by, or representing interests in, the underlying investments or referencing an indicator related to such investments.
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
Covenant-lite Obligations
Generally, the loans we invest in have a complete set of financial maintenance covenants, which are used to proactively address materially adverse changes in a portfolio company’s financial performance. We may also invest, to a lesser extent, in “covenant-lite” loans, which are loans with fewer financial maintenance covenants than other obligations, or no financial maintenance covenants. Such covenant-lite loans may not include terms that allow the lender to monitor the performance of the borrower or to declare a default if certain criteria are breached. These flexible covenants (or the absence of covenants) could permit borrowers to experience a significant downturn in their results of operations without triggering any default that would permit holders of their debt (such as us) to accelerate indebtedness or negotiate terms and pricing. In the event of default, covenant-lite loans may recover less value than traditional loans as the lender may not have the opportunity to negotiate with the borrower prior to such default.
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

Our Transaction Process
Sourcing
The relationships of the Adviser and its affiliates provide us with access to a robust and established pipeline of investment opportunities sourced from a variety of different investment channels, including private equity sponsors, non-sponsored corporates, financial advisers, banks, brokers and family offices.
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
•on-site visits;
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
Valuation Process. Our Board is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser's valuation policy. As permitted by Rule 2a-5 of the 1940 Act, our Board has designated the Adviser as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser's valuation policy.
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
•the valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee’s role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides our Board with a report regarding the quarterly valuation process.
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
Valuation of fixed income investments, such as loans and debt securities, including payment-in-kind income-paying preferred securities, depends upon a number of factors, including prevailing interest rates for like securities, expected volatility in future interest rates, call features, put features and other relevant terms of the debt. For investments without readily available market prices, the Adviser may incorporate these factors into discounted cash flow models to arrive at fair value. Various methods may be used to determine the appropriate discount rate in a discounted cash flow model.
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
Allocation of Investment Opportunities
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
In an order dated January 5, 2021, the SEC granted exemptive relief, or the Co-Investment Exemptive Order, that permits us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. We believe this relief enhances our ability to further our investment objectives and strategy. We believe this relief may also increase favorable investment opportunities for us in part by allowing us to participate in larger investments, together with our co-investment affiliates, than would be available to us if such relief had not been obtained.
The Adviser and its affiliates will simultaneously provide investment advisory services to other affiliated entities, including KKR FS Income Trust, or K-FIT, and KKR FS Income Trust Select, or K-FITS. The Adviser may determine that it is appropriate for the Company and one or more other investment accounts managed by the Adviser or any of its affiliates to participate in an investment opportunity. To the extent the Company makes co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts.
To mitigate these conflicts, the Adviser will seek to execute such transactions on a fair and equitable basis and in accordance with its allocation policies, taking into account various factors, which may include: the source of origination of the investment opportunity; investment objectives and strategies; tax considerations; risk, diversification or investment concentration parameters; characteristics of the security; size of available investment; available liquidity and liquidity requirements; regulatory restrictions; and/or such other factors as may be relevant to a particular transaction.
As the Adviser and affiliates of KKR Credit and Future Standard currently serve as the investment adviser to other entities and accounts, it is possible that some investment opportunities will be provided to such other entities and accounts rather than the Company.
Management Agreements
Investment Advisory Agreement
Pursuant to the Advisory Agreement, the Adviser provides us with investment advisory services necessary for the Company’s business. Under the Advisory Agreement, the Company pays the Adviser fees for investment management services consisting of a base management fee, or the base management fee, and an incentive fee, or the incentive fee.
Under the terms of the Advisory Agreement, the Adviser is responsible for the following:
• determining the composition and allocation of our investment portfolio, the nature and timing of any changes therein and the manner of implementing such changes;
• identifying, evaluating and negotiating the structure of the investments we make;
• executing, monitoring and servicing our investments;
• placing orders with respect to, and arranging for, any investment by us;
• determining the securities and other assets that we purchase, retain, or sell;
• performing due diligence on prospective portfolio companies; and
• providing us with such other investment advisory, research and related services as we may, from time to time, reasonably require for the investment of our funds.
The Adviser’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired.
Compensation of Adviser
We pay the Adviser a fee for its services under the Advisory Agreement consisting of two components: the base management fee and the incentive fee. The cost of both the base management fee and the incentive fee will ultimately be borne by the shareholders.
The Adviser may agree to temporarily or permanently waive, in whole or in part, the base management fee and/or the incentive fee for periods in the future. Prior to the payment of any fee to the Adviser, the Company will obtain written instructions from the Adviser with respect to any waiver or deferral of any portion of such fees. Any portion of a deferred fee payable to the Adviser and not paid over to the Adviser with respect to any month, calendar quarter or year will be deferred without interest and may be paid over in any such other month prior to the termination of the Advisory Agreement, as the Adviser may determine upon written notice to the Company.
Base Management Fee
The base management fee is calculated at an annual rate of 1.50% of the Company’s average weekly value of gross assets (excluding cash and cash equivalents). The base management fee is payable quarterly in arrears, and is calculated based on the average weekly value of the Company’s gross assets during the most recently completed calendar quarter. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Adviser determines.

Incentive Fee
The incentive fee consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income and a portion is based on a percentage of our capital gains, each as described below.
Incentive Fee Based on Income
The first part of the incentive fee, referred to as the “subordinated income incentive fee,” which is calculated and payable quarterly in arrears, equals 17.5% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.12%, or 8.48% annually, of net assets. Thereafter, the Adviser will be entitled to receive 17.5% of pre-incentive fee net investment income.
“Pre-incentive fee net investment income” means interest income, dividend income and any other income (including any other fees, other than fees for providing managerial assistance, such as commitment, origination, structuring, diligence and consulting fees or other fees that the Company receives from portfolio companies) accrued during the calendar quarter, minus the Company’s operating expenses for the quarter (including the base management fee, expenses reimbursed to the Adviser under the Administration Agreement and any interest expense and dividends paid on any issued and outstanding preferred stock, but excluding the incentive fee and any shareholder servicing and/or distribution fees). Pre-incentive fee net investment income includes, in the case of investments with a deferred interest feature (such as original issue discount debt instruments with payment-in-kind interest and zero coupon securities), accrued income that the Company has not yet received in cash. Pre-incentive fee net investment income does not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation.
We will pay the Adviser a subordinated income incentive fee quarterly in arrears with respect to our pre-incentive fee net investment income in each calendar quarter as follows:
• No subordinated income incentive fee will be payable to the Adviser in any calendar quarter in which the Company’s pre-incentive fee net investment income does not exceed the hurdle rate;
• 100% of dollar amount of the Company’s pre-incentive fee net investment income, if any, that exceeds the hurdle rate but is less than or equal to 2.12% in any calendar quarter (8.48% annualized) will be payable to the Adviser. This portion of the Company’s subordinated income incentive fee that exceeds the hurdle rate but is less than or equal to 2.12% is referred to as the “catch-up” and is intended to provide the Adviser with an incentive fee of 17.5% on all of the Company’s pre-incentive fee net investment income when the Company’s pre-incentive fee net investment income reaches 2.12% (8.48% annualized) on net assets in any calendar quarter; and
• 17.5% of the dollar amount of the Company’s pre-incentive fee net investment income, if any, that exceeds 2.12% (8.48% annualized) on net assets in any calendar quarter will be payable to the Adviser once the hurdle rate and catch-up have been achieved (17.5% of the Company’s pre-incentive fee net investment income thereafter will be allocated to the Adviser).
Stockholders should be aware that a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income. Because of the structure of the incentive fee, it is possible that we may pay an incentive fee in a calendar quarter in which we incur an overall loss taking into account capital account losses. For example, if we receive pre-incentive fee net investment income in excess of the quarterly hurdle rate, we will pay the applicable incentive fee even if we have incurred a loss in that calendar quarter due to realized and unrealized capital losses.
Incentive Fee Based on Capital Gains
The second part of the incentive fee, referred to as the “incentive fee on capital gains,” is an incentive fee on capital gains and is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20% of the Company’s incentive fee capital gains, which will equal the Company’s realized capital gains on a cumulative basis, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid incentive fee on capital gains.

On a quarterly basis, we accrue for the incentive fee on capital gains by calculating such fee as if it were due and payable as of the end of such period. We will include unrealized gains in the calculation of the incentive fee on capital gains expense and related accrued incentive fee on capital gains. This accrual will reflect the incentive fees that would be payable to the Adviser if our entire portfolio was liquidated at its fair value as of the balance sheet date even though the Adviser is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized. In no event will the incentive fee on capital gains payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
Any of the fees payable to the Adviser under the Advisory Agreement for any partial month or calendar quarter will be appropriately prorated.
Certain Terms of the Advisory Agreement
The Advisory Agreement has been approved by the Board. Unless earlier terminated as described below, the Advisory Agreement will remain in effect from year-to-year if approved annually by a majority of the Board of Directors or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the independent directors.
We may terminate the Advisory Agreement without payment of any penalty upon 60 days’ written notice. The decision to terminate the Advisory Agreement may be made by a majority of the Board of Directors or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 60 days’ written notice. The Advisory Agreement will automatically terminate in the event of its “assignment,” within the meaning of the 1940 Act and related SEC guidance and interpretations.
The Adviser and any sub-adviser (and their officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons (as defined in the 1940 Act) and any other person or entity affiliated with, or acting on behalf of, the Adviser or sub-adviser), or an Indemnified Party and, collectively, the Indemnified Parties, will not be liable to the Company for any action taken or omitted to be taken by any such Indemnified Party in connection with the performance of any of its duties or obligations under the Advisory Agreement or otherwise as an investment adviser of the Company (except to the extent specified in Section 36(b) of the 1940 Act concerning loss resulting from a breach of fiduciary duty (as the same is finally determined by judicial proceedings) with respect to the receipt of compensation for services), and the Company will indemnify, defend and protect the Indemnified Parties and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement), or Losses, incurred by the Indemnified Parties in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of the Company or its security holders) arising out of or otherwise based upon the performance of any of the Indemnified Parties’ duties or obligations under the Advisory Agreement any applicable sub-advisory agreement or otherwise as an investment adviser of the Company, to the extent such Losses are not fully reimbursed by insurance, and to the extent that such indemnification would not be inconsistent with the company’s articles of incorporation, the bylaws, the laws of the State of Maryland, the 1940 Act or other applicable law.
Notwithstanding anything to the contrary in the Advisory Agreement, the Indemnified Parties will not be protected against, or be entitled or deemed to be entitled to indemnification in respect of, any Losses to the Company or its shareholders to which the Indemnified Parties would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Advisory Agreement (to the extent applicable, as the same will be determined in accordance with the 1940 Act and any interpretations or guidance by the SEC or its staff thereunder).
Board Approval of the Advisory Agreement
The Board, including a majority of the independent directors, most recently re-approved the Advisory Agreement for an additional one-year term on April 17, 2025 at an in-person meeting called for that purpose. In preparing for approval of the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
• the nature, quality and extent of the advisory and other services to be provided to the Company by the Adviser;
• the proposed investment advisory fee rates to be paid by the Company to the Adviser;
• the fee structures of comparable externally managed BDCs that engage in similar investing activities;
• our projected operating expenses and expense ratio compared to BDCs with similar investment objectives;
• information about the services to be performed and the personnel who would be performing such services under the Advisory Agreement; and

• the organizational capability and financial condition of the Adviser and its affiliates.
Based on the information reviewed and considered, the Board concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Advisory Agreement as being in the best interests of our shareholders.
Administration Agreement
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
Pursuant to the Administration Agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Future Standard and KKR Credit providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than quarterly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Board then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
The Administration Agreement may be terminated at any time by either the Company or the Adviser, without the payment of any penalty, upon 60 days’ written notice to the other party.
Payment of Expenses
We have contracted with State Street Bank and Trust Company, or State Street, to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance. The Company pays State Street directly for the costs of such services.
All personnel of the Adviser, when and to the extent engaged in providing investment advisory services under the Advisory Agreement, and the compensation and routine overhead expenses of such personnel allocable to such services, will be provided and paid for by the Adviser or its affiliates and not by the Company.
The Company, either directly or through reimbursement to the Adviser under the Administration Agreement, will bear all other costs and expenses of its operations and transactions not specifically assumed by the Adviser pursuant to the Advisory Agreement including (without limitation):
• organizational and offering expenses;
• corporate and organizational expenses relating to offerings of the Company’s common stock;
• the cost of calculating the Company’s NAV for each share class, as applicable, including the cost of any third-party pricing or valuation services;
• the cost of effecting sales and repurchases of the Company’s common stock and other securities;
• fees payable to third parties including, without limitation, agents, consultants or other advisers, relating to, or associated with, making investments, monitoring investments and valuing investments, including fees and expenses associated with performing due diligence reviews of prospective investments;
• interest payments on the Company’s debt or related obligations;
• transfer agent and custodial fees;

• research and market data (including news and quotation equipment and services, and any computer hardware and connectivity hardware (e.g., telephone and fiber optic lines) incorporated into the cost of obtaining such research and market data);
• fees and expenses associated with marketing efforts;
• federal and state registration or notification fees;
• federal, state and local taxes;
• fees and expenses of directors not also serving in an executive officer capacity for the Company or the Adviser;
• costs of proxy statements, shareholders’ reports, notices and other filings;
• fidelity bond, directors and officers errors and omissions liability insurance and other insurance premiums;
• direct costs such as printing, mailing, long distance telephone and staff costs;
• fees and expenses associated with accounting, corporate governance, independent audits and outside legal costs;
• costs associated with the Company’s reporting and compliance obligations under the 1940 Act and applicable federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002, as amended;
• brokerage commissions for the Company’s investments;
• all other expenses incurred by the Adviser, any sub-administrator or the Company in connection with administering the Company’s business, including expenses incurred by the Adviser or any sub-administrator in performing administrative services for the Company and administrative personnel paid by the Adviser or any sub-administrator, to the extent they are not controlling persons of the Adviser, any sub-administrator or any of their respective affiliates; and
• any expenses incurred outside of the ordinary course of business, including, without limitation, costs incurred in connection with any claim, litigation, arbitration, mediation, government investigation or similar proceeding and indemnification expenses as provided for in the Company’s articles of incorporation or bylaws.
From time to time, the Adviser may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.
Regulation as a BDC
We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated, and intend to qualify annually, as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates, principal underwriters and affiliates of those affiliates or underwriters, as described below. A BDC must be organized in the United States for the purpose of investing in or lending to primarily private companies and making significant managerial assistance available to them.
The 1940 Act also requires that a majority of our Board consist of persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. The 1940 Act defines “a majority of the outstanding voting securities” as the lesser of (i) 67% or more of the voting securities present at a meeting if the holders of more than 50% of our outstanding voting securities are present or represented by proxy or (ii) 50% of our outstanding voting securities.
We will generally not be able to issue and sell our common stock at a price per share, after deducting underwriting commissions and discounts, that is below our net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the then-current net asset value of our common stock if our Board determines that such sale is in our best interests and the best interests of our stockholders, and our stockholders approve such sale. At the 2025 annual stockholders meeting, our stockholders approved the sale of shares of our common stock at a price below the then-current net asset value per share, subject to certain conditions, during the period beginning on August 15, 2025 and expiring on August 15, 2026. We currently do not intend to utilize this authority to sell shares of our common stock at a price below the then-current net asset value per share. In addition, we may generally issue new shares of our common stock at a price below net asset value per share in rights offerings to existing stockholders, in payment of dividends and in certain other limited circumstances.

The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:
1.Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which
a.is organized under the laws of, and has its principal place of business in, the United States;
b.is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.satisfies any of the following:
i.does not have any class of securities that is traded on a national securities exchange;
ii.has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
iii.is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
iv.is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
2.Securities of any Eligible Portfolio Company controlled by the Company.
3.Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Company already owns 60% of the outstanding equity of the Eligible Portfolio Company.
5.Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Significant Managerial Assistance
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order to count portfolio securities as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance.

Temporary Investments
Pending investment in other types of Qualifying Assets, as described above, our investments can consist of cash, cash equivalents, including money market funds, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which are referred to herein, collectively, as temporary investments, so that 70% of our assets would be Qualifying Assets.
Warrants
Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.
Leverage and Senior Securities; Coverage Ratio
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our common shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On June 14, 2019, our stockholders approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). In addition, while any senior securities remain outstanding, we may be required to make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage.
We have established credit facilities and entered into financing arrangements and intend to enter into other financing arrangements to facilitate investments and the timely payment of our expenses. Our current credit facilities bear interest at floating rates based on spreads over a specific reference rate. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.
Under Rule 18f-4 under the 1940 Act, related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if we comply with certain value-at-risk leverage limits, and adopt and implement a written derivatives risk management program, and comply with board oversight and reporting requirements or satisfy the conditions for the “limited derivatives users” exception. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date, or the Delayed-Settlement Securities Provision. We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with Rule 18f-4. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements. The Adviser intends to monitor developments and seek to manage our assets in a manner consistent with achieving our investment objective, but there can be no assurance that it will be successful in doing so.
We may enter into a total return swap agreement. A total return swap is a contract in which one party agrees to make periodic payments to another party based on the change in the market value of the assets underlying the total return swap, which may include a specified security, basket of securities or securities indices during a specified period, in return for periodic payments based on a fixed or variable interest rate. A total return swap effectively adds leverage to a portfolio by providing investment exposure to a security or market without owning or taking physical custody of such security or investing directly in such market. Because of the unique structure of a total return swap, it often offers lower financing costs than are offered through more traditional borrowing arrangements. The Company would typically have to post collateral to cover this potential obligation.

We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.
Affiliated Transactions
As a BDC, we are subject to certain regulatory restrictions in making our investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. Under the Co-Investment Exemptive Order, we are permitted, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. Under the terms of this relief, a “required majority” (as defined in Section 57(o) of the 1940 Act) of our independent directors must make certain conclusions in connection with a co-investment transaction, including that (1) the terms of the proposed transaction, including the consideration to be paid, are reasonable and fair to us and our stockholders and do not involve overreaching of us or our stockholders on the part of any person concerned and (2) the transaction is consistent with the interests of our stockholders and is consistent with our investment objectives and strategy and any criteria established by our Board.
On June 14, 2019, our stockholders approved the application of the modified asset coverage requirement set forth in Section 61(a)(2) of the 1940 Act, as amended by the Small Business Credit Availability Act. As a result, we are permitted, under specified conditions, to issue multiple classes of debt and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 150% immediately after each such issuance, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 equity) to a maximum of 2.0x (equivalent to $2 of debt outstanding for each $1 of equity). In addition, while any senior securities remain outstanding, we may be required to make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary purposes without regard to asset coverage.
During 2025, compliance with material governmental regulation applicable to us did not have a material effect on our capital expenditures, earnings, or competitive position.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. The proxy voting policies and procedures of the Adviser are set forth below. The guidelines are reviewed periodically by the Adviser and our independent directors, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, the Adviser has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, it recognizes that it must vote client securities in a timely manner free of conflicts of interest and in the best interests of its clients. These policies and procedures for voting proxies for the investment advisory clients of the Adviser are intended to comply with Section 206 of, and Rule 206(4)-6 promulgated under, the Advisers Act.
The Adviser will vote proxies relating to our securities in the best interest of its clients’ shareholders. It will review on a case-by-case basis each proposal submitted for a shareholder vote to determine its impact on the portfolio securities held by its clients. Although the Adviser will generally vote against proposals that may have a negative impact on its clients’ portfolio securities, it may vote for such a proposal if there exists compelling long-term reasons to do so.
The proxy voting decisions of the Adviser are made by the senior officers who are responsible for monitoring each of its clients’ investments. To ensure that its vote is not the product of a conflict of interest, it will require that: (a) anyone involved in the decision-making process disclose to its chief compliance officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (b) employees involved in the decision making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Shareholders may obtain information, without charge, regarding how the Adviser voted proxies with respect to our portfolio securities by making a written request for proxy voting information to: Chief Compliance Officer, FS KKR Capital Corp., 3025 John F. Kennedy Boulevard, OFC 500, Philadelphia, Pennsylvania 19104 or by calling us collect at (215) 495-1150.
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
•pursuant to Rule 13a-14 under the Exchange Act, our chief executive officer and chief financial officer are required to certify the accuracy of the financial statements contained in our periodic reports;
•pursuant to Item 307 of Regulation S-K, our periodic reports are required to disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•pursuant to Rule 13a-15 under the Exchange Act, our management is required to prepare an annual report regarding its assessment of our internal control over financial reporting and must obtain an audit of the effectiveness of internal control over financial reporting performed by our independent registered public accounting firm: and
•pursuant to Item 308 of Regulation S-K and Rule 13a-15 under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal control over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated thereunder. We monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and take actions necessary to ensure that we are in compliance therewith.
Code of Ethics
We and the Adviser have each adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code can invest in securities for their personal investment accounts, including securities that can be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. Stockholders can read and copy the code of ethics from our website at www.fskkrcapitalcorp.com.
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
If we:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement,
then we will not be subject to U.S. federal income tax on the portion of our income or capital gains we distribute (or are deemed to distribute) as distributions to our stockholders. We will be subject to U.S. federal income tax at the regular corporate rate on any income or capital gains not distributed (or deemed distributed) as distributions to our stockholders.
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
We generally invest in below investment grade instruments. Investments in these types of instruments may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt instruments in a bankruptcy or workout context are taxable. We will address these and other issues to the extent necessary in order to seek to ensure that we distribute sufficient income to avoid any material U.S. federal income tax.
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
Although we do not presently expect to do so, we are authorized to borrow funds and to sell or otherwise dispose of assets in order to satisfy distribution requirements. However, under the 1940 Act, we may not be permitted to make distributions to our stockholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “—Regulation as a BDC.” Moreover, our ability to sell or otherwise dispose of assets to meet the Annual Distribution Requirement may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we sell or otherwise dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.
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
•Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if our Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
•Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•If we, our affiliates and our and their respective third-party service providers are unable to maintain the availability of electronic data systems and safeguard the security of data, our ability to conduct business may be compromised, which could impair our liquidity, disrupt our business, damage our reputation or otherwise adversely affect our business.
•The Adviser and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Adviser, which could result in actions that are not in the best interest of our stockholders.
•We may be obligated to pay the Adviser incentive compensation on income that we have not received.
•The timeframe and resources that the Adviser and individuals employed by the Adviser devote to us may be diverted and we may face additional competition because employees of the Adviser are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
•Failure to maintain our status as a BDC would reduce our operating flexibility.
•We are uncertain of our sources for funding our future capital needs and if we cannot obtain debt or equity financing on acceptable terms, or at all, our ability to acquire investments and to expand our operations will be adversely affected.
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
•Our investments in private investment funds, including hedge funds, private equity funds, limited liability companies and other business entities, subject us indirectly to the underlying risks of such private investment funds and additional fees and expenses.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•There may be circumstances where our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.
•Second priority liens on collateral securing debt investments that we make to our portfolio companies may be subject to control by senior creditors with first priority liens. If there is a default, the value of the collateral may not be sufficient to repay in full both the first priority creditors and us.
•Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies.

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
•We may from time to time enter into total return swaps, credit default swaps or other derivative transactions which expose us to certain risks, including credit risk, market risk, liquidity risk and other risks similar to those associated with the use of leverage.
•We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.
•The agreements governing our or our subsidiaries’ debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.
•There is a risk that investors in our common stock may not receive distributions or that distributions may not increase, or may decrease, over time.
•Our distribution proceeds may exceed our earnings. Therefore, portions of the distributions that we make may represent a return of capital to stockholders, which will lower their tax basis in their shares of common stock.
•Our shares of common stock may trade at a discount to net asset value, and such discount may be significant.
•We may pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flows from operations, net investment income or earnings are not sufficient to fund declared distributions.
•Certain provisions of our charter and bylaws as well as provisions of the Maryland General Corporation Law, or the MGCL, could deter takeover attempts and have an adverse impact on the value of our common stock.
•Holders of any preferred stock that we may issue will have the right to elect members of the Board of Directors and have class voting rights on certain matters.
•Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
•Future economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Events outside of our control could negatively affect our portfolio companies and our results of operations.
•If a period of capital market disruption and instability continues for an extended period of time, there is a risk that investors in our equity securities may not receive distributions consistent with historical levels or at all or that our distributions may not grow over time and a portion of our distributions may be a return of capital.
•Uncertainty about U.S. federal government initiatives, including tariffs and global trade negotiations, could negatively impact our business, financial condition and results of operations.
•Economic sanction laws in the United States and other jurisdictions may prohibit us and our affiliates from transacting with certain countries, individuals and companies.
Risks Related to Our Business and Structure
Our ability to achieve our investment objectives depends on the Adviser’s ability to manage and support our investment process and if our Advisory Agreement were to be terminated, or if the Adviser loses any members of its senior management team, our ability to achieve our investment objectives could be significantly harmed.
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
In addition, each of our Advisory Agreement and Administration Agreement with the Adviser has termination provisions that allow the parties to terminate the agreements without penalty. The Advisory Agreement and Administration Agreement may each be terminated at any time, without penalty, by the Adviser, upon 60 days’ notice to us. If the Advisory Agreement is terminated, it may adversely affect the quality of our investment opportunities. In addition, in the event such agreement is terminated, it may be difficult for us to replace the Adviser and the termination of such agreement may adversely impact the terms of any existing or future financing arrangement, which could have a material adverse effect on our business and financial condition.
Because our business model depends to a significant extent upon relationships with private equity sponsors, investment banks and commercial banks, the inability of the Adviser to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
The Adviser depends on its broader organization’s relationships with private equity sponsors, investment banks and commercial banks, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the Adviser or its broader organization fails to maintain their existing relationships or develop new relationships with other sponsors or sources of investment opportunities, we may not be able to grow our investment portfolio. In addition, individuals with whom the Adviser or its broader organization have relationships are not obligated to provide us with investment opportunities, and, therefore, there is no assurance that such relationships will generate investment opportunities for us.
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
The Small Business Credit Availability Act allows us to incur additional leverage.
Effective June 15, 2019, following approval by our stockholders pursuant to Section 61(a) of the 1940 Act, our asset coverage requirement was reduced from 200% to 150%, such that the Company’s maximum debt to equity ratio increased from a prior maximum of 1.0x (equivalent of $1 of debt outstanding for each $1 of equity) to a maximum of 2.0x permitted by the Small Business Credit Availability Act (equivalent to $2 of debt outstanding for each $1 of equity). As a result, we are able to incur substantial additional indebtedness, and, therefore the risk of an investment in us may increase. See “Risks Related to Debt Financing—We currently incur indebtedness to make investments, which magnifies the potential for gain or loss on amounts invested in our common stock and may increase the risk of investing in our common stock.”
Any failure by the Adviser to manage and support our investment process may hinder the achievement of our investment objectives.
The Adviser is an investment adviser jointly operated by KKR Credit and by an affiliate of Future Standard. The 1940 Act and the Code impose numerous constraints on the operations of BDCs that do not apply to other investment vehicles. KKR Credit’s and Future Standard’s individual track records and achievements are not necessarily indicative of the future results they will achieve as a joint investment adviser to the Company. Accordingly, we can offer no assurance that we will replicate the historical performance of other investment companies with which KKR Credit and Future Standard have been affiliated, and we caution that our investment returns could be lower than the returns achieved by such other companies, including any other BDCs.

We may invest in derivatives or other assets that expose us to certain risks, including market risk, liquidity risk and other risks similar to those associated with the use of leverage.
We may use derivative instruments including, in particular, swaps and other similar transactions, in seeking to achieve our investment objective or for other reasons, such as cash management, financing activities or to hedge its positions. Accordingly, these derivatives may be used in limited instances as a form of leverage or to seek to enhance returns, including speculation on changes in credit spreads, interest rates or other characteristics of the market, individual securities or groups of securities. If we invest in a derivative for speculative purposes, we will be fully exposed to the risks of loss of that derivative, which may sometimes be greater than the derivative’s cost. The use of derivatives may involve substantial leverage. The use of derivatives may subject us to various risks, including counterparty risk, currency risk, leverage risk, liquidity risk, correlation risk, index risk and regulatory risk.
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
The Derivatives Rule provides an exception from the DRMP, VaR limit and certain other requirements for a business development company that limits its “derivatives exposure” to no more than 10% of its net assets (as calculated in accordance with the Derivatives Rule) (a “limited derivatives user”), provided that the business development company establishes appropriate policies and procedures reasonably designed to manage derivatives risks, including the risk of exceeding the 10% “derivatives exposure” threshold. The Company currently classifies itself as a “limited derivatives user” under the Derivatives Rule and has adopted written policies and procedures reasonably designed to manage the Company’s derivatives risks, as required by the Derivatives Rule for “limited derivatives users.”
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
Cybersecurity refers to the combination of technologies, processes, and procedures established to protect information technology systems and data from unauthorized access, attack, or damage. We, our affiliates and our and their respective third-party service providers are subject to cybersecurity risks. Our business operations rely upon secure information technology systems for data processing, storage and reporting. We depend on the effectiveness of the information and cybersecurity policies, procedures and capabilities maintained by our affiliates and our and their respective third-party service providers to protect their computer and telecommunications systems and the data that reside on or are transmitted through them. There has been an increase in the frequency and sophistication of the cyber and security threats faced, with attacks ranging from those common to businesses to those that are more advanced and persistent, which may target us or our service providers because we or our service providers hold a significant amount of confidential and sensitive information about investors, portfolio companies or obligors (as applicable) and potential investments. As a result, there is a heightened risk of a security breach or disruption with respect to this information.
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
In the current period of technological and commercial innovation, startup and other companies have found success disrupting traditional approaches to industry or market practices, and the frequency of such disruptions is expected to increase. Such disruptions could negatively impact us and our investments, alter market practices on which our investment strategy depends to create investment returns, significantly disrupt the market in which we operate, or subject us to increased competition.
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
In addition, the Adviser’s and its affiliates’ business is subject to extensive regulation, legislative focus and regulatory scrutiny, and their respective compliance with laws and regulations is subject to frequent examinations, inquiries and investigations by U.S. federal and state as well as non-U.S. governmental agencies and regulators and self-regulatory organizations in the various jurisdictions in which the Adviser and/or its affiliates operate around the world.
Any of these governmental and regulatory authorities may challenge the Adviser’s, its affiliates’ and their respective employees’ compliance with any applicable laws and regulations, and the Adviser, its affiliates and its employees could become subject to civil or criminal proceedings or other sanctions brought by them for such noncompliance.
For instance, on January 14, 2025, the Antitrust Division of the U.S. Department of Justice, or the DOJ, filed a civil antitrust complaint, or the DOJ Complaint, in the U.S. District Court for the Southern District of New York against KKR & Co. and various KKR-sponsored investment entities, or the KKR Defendants, alleging violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including disgorgement and enjoining future violations of the HSR Act. On January 14, 2025, KKR & Co. and its subsidiaries filed a complaint, or the KKR Complaint, in the U.S. District Court for the District of Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the Antitrust Division, the DOJ, the Federal Trade Commission, or the FTC, and the United States of America pertaining to the HSR-related investigations conducted by the DOJ. On January 16, 2025, KKR & Co. voluntarily dismissed the KKR Complaint filed in the U.S. District Court for the District of Columbia and re-filed it in the U.S. District Court for the Southern District of New York as related to the DOJ Complaint. The KKR Complaint requests various forms of relief, including declaratory judgments that: (i) KKR & Co. did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii) the DOJ seeks an excessive fine in violation of the U.S. Constitution. KKR & Co. intends to vigorously defend against the DOJ Complaint and filed a motion to dismiss the DOJ Complaint on April 17, 2025. The DOJ filed its motion to dismiss the KKR Complaint on April 23, 2025, and KKR & Co. and the DOJ agreed to dismiss one count of the KKR Complaint and to stay the rest of the DOJ’s motion to dismiss pending resolution of KKR & Co.’s motion to dismiss the DOJ Complaint. The DOJ has continued its investigations into certain of KKR & Co.’s past HSR filings, and KKR & Co. continues to cooperate in connection with these investigations. The DOJ may initiate additional civil or criminal proceedings or take other actions against KKR & Co., its employees or portfolio companies, which could include further antitrust investigations into past HSR filings or transactions or other purported violations of law. There can be no certainty as to the possible outcome of the DOJ Complaint, the KKR Complaint, the DOJ’s investigations, or such other proceedings or other actions, any of which could result in a range of adverse financial and non-financial consequences to KKR & Co. Even in the event that the parties are able to settle the pending litigation, it is possible that any such settlement could involve significant monetary penalties and/or other possible remedial measures.

Any resolution of claims brought by a governmental and regulatory authority may also require an admission of wrongdoing or result in adverse limitations or prohibitions on the Adviser’s ability to conduct its business. In addition, the adverse publicity, costs relating to legal defenses, and reputational harm relating to the regulatory activity or imposition of these sanctions could be significant.
It may be difficult to bring suit or foreclosure in non-U.S. countries.
Because the effectiveness of the judicial systems in the countries in which the Company may invest varies, the Company (or any portfolio company) may have difficulty in foreclosing or successfully pursuing claims in the courts of such countries, as compared to the United States or other countries. Further, to the extent the Company or a portfolio company may obtain a judgment but is required to seek its enforcement in the courts of one of these countries in which the Company invests, there can be no assurance that such courts will enforce such judgment. The laws of other countries often lack the sophistication and consistency found in the United States with respect to foreclosure, bankruptcy, corporate reorganization or creditors’ rights.
Any unrealized losses we experience on our portfolio may be an indication of future realized losses, which could reduce our income available for distribution.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at the fair value as determined pursuant to policies adopted by the Adviser and subject to the oversight of our Board of Directors. Decreases in the market value or fair value of our investments relative to amortized cost are and will be recorded as unrealized depreciation. Any unrealized losses in our portfolio could be an indication of a portfolio company’s inability to meet its repayment obligations to us with respect to the affected loans. This could result in realized losses in the future and ultimately in reductions of our income available for distribution in future periods. In addition, decreases in the market value or fair value of our investments will reduce our NAV.
We may not be able to obtain all required state licenses.
We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we are and will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.
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

Risks Related to the Adviser and its Affiliates; Conflicts of Interest
The Adviser and its affiliates, including our officers and some of our directors, face conflicts of interest as a result of compensation arrangements between us and the Adviser, which could result in actions that are not in the best interests of our stockholders.
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
For U.S. federal income tax purposes, we are required to recognize taxable income (such as deferred interest that is accrued as original issue discount) in some circumstances in which we do not receive a corresponding payment in cash. Under such circumstances, we may have difficulty meeting the Annual Distribution Requirement necessary to qualify for and maintain RIC tax treatment under the Code. This difficulty in making the required distribution may be amplified to the extent that we are required to pay an incentive fee with respect to such accrued income. As a result, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital, or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify for RIC tax treatment and thus become subject to corporate-level income tax.
We may be obligated to pay the Adviser incentive compensation even if we incur a net loss due to a decline in the value of our portfolio.
Our Advisory Agreement entitles the Adviser to receive a portion of our pre-incentive fee net investment income regardless of any capital losses. In such case, we may be required to pay the Adviser incentive compensation for a fiscal quarter even if there is a decline in the value of our portfolio or if we incur a net loss for that quarter.

In addition, any incentive fees on pre-incentive fee net investment income may be computed and paid on income that may include interest that has been accrued but not yet received. If a portfolio company defaults on a loan that is structured to provide accrued interest, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible. The Adviser is not under any obligation to reimburse us for any part of the incentive fee it received that was based on accrued income that we never received as a result of a default by an entity on the obligation that resulted in the accrual of such income, and such circumstances would result in our paying an incentive fee on income we never received.
There may be conflicts of interest related to obligations the Adviser’s senior management and investment teams have to our affiliates and to other clients.
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment vehicles managed by the same personnel. For example, the Adviser is also investment adviser to KKR FS Income Trust and KKR FS Income Trust Select, or together with the Company, the Fund Complex, and the officers, managers and other personnel of the Adviser serve and may serve in the future in similar or other capacities for the investment advisers to future investment vehicles affiliated with Future Standard or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our stockholders. Our investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For example, we rely on the Adviser to manage our day-to-day activities and to implement our investment strategy. The Adviser and certain of its affiliates are presently, and plan in the future to continue to be, involved with activities which are unrelated to us. As a result of these activities, the Adviser, its employees and certain of its affiliates will have conflicts of interest in allocating their time between us and other activities in which they are or may become involved, including the management of other entities affiliated with Future Standard or KKR Credit. The Adviser and its employees will devote only as much of its or their time to our business as the Adviser and its employees, in their judgment, determine is reasonably required, which may be substantially less than their full time.
We rely, in part, on the Adviser to assist with identifying investment opportunities and making investment recommendations to the Company. The Adviser and its affiliates are not restricted from forming additional investment funds, entering into other investment advisory relationships or engaging in other business activities. These activities could be viewed as creating a conflict of interest in that the time and effort of the members of the Adviser, its affiliates and their officers and employees may not be devoted exclusively to our business, but may be allocated between us and such other business activities of the Adviser and its affiliates in a manner that the Adviser deems necessary and appropriate.
The time and resources that the Adviser and individuals employed by the Adviser devote to us may be diverted and we may face additional competition due to the fact that the Adviser and individuals employed by the Adviser are not prohibited from raising money for or managing another entity that makes the same types of investments that we target.
Neither the Adviser, nor persons providing services to us on behalf of the Adviser, are prohibited from raising capital for and managing other investment entities that make the same types of investments as those we target. As a result, the time and resources that these individuals may devote to us may be diverted. In addition, we may compete with any such investment entity for the same investors and investment opportunities. We may participate in certain transactions originated by the Adviser or its affiliates under the Co-Investment Exemptive Order, which will permit us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. To the extent the Company makes co-investments with investment accounts managed by the Adviser or its affiliates, these co-investment opportunities may give rise to conflicts of interest or perceived conflicts of interest among the Company and the other participating accounts. In addition, conflicts of interest or perceived conflicts of interest may also arise in determining which investment opportunities should be presented to the Company and other participating accounts. While the terms of the Co-Investment Exemptive Order require that the Adviser will be given the opportunity to cause us to participate in certain transactions originated by affiliates of the Adviser, the Adviser may determine that we not participate in those transactions and for certain other transactions (as set forth in guidelines approved by the Board of Directors) the Adviser may not have the opportunity to cause us to participate.
The Adviser’s liability is limited under each of the Advisory Agreement and the Administration Agreement, and we are required to indemnify it against certain liabilities, which may lead it to act in a riskier manner on our behalf than it would when acting for its own account.
Pursuant to each of the Advisory Agreement and the Administration Agreement, the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser will not be liable to us for their acts under the Advisory Agreement or the Administration Agreement, as applicable, absent willful misfeasance, bad faith or gross negligence in the performance of their duties. We have agreed to indemnify, defend and protect the Adviser and its officers, managers, partners, members (and their members, including the owners of their members), agents, employees, controlling persons and any other person or entity affiliated with, or acting on behalf of, the Adviser with respect to all damages, liabilities, costs and expenses resulting from acts of the Adviser not arising out of willful misfeasance, bad faith or gross negligence in the performance of their duties under the Advisory Agreement or the Administration Agreement, as applicable. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than it would when acting for its own account.
Our shares may be purchased by the Adviser or its affiliates.
The Adviser and its affiliates may purchase our shares. The Adviser and its affiliates will not acquire any shares with the intention to resell or re-distribute such shares. The purchase of shares by the Adviser and its affiliates could create certain risks, including, but not limited to, the following:
•the Adviser and its affiliates may have an interest in disposing of our assets at an earlier date so as to recover their investment in our shares; and
•substantial purchases of shares by the Adviser and its affiliates may limit the Adviser’s ability to fulfill any financial obligations that it may have to us or incurred on our behalf.
The Adviser relies on key personnel, the loss of any of whom could impair its ability to successfully manage us.
Our future success depends, to a significant extent, on the continued services of the officers and employees of the Adviser or its affiliates. The loss of services of one or more members of the Adviser’s senior management team, including personnel of KKR Credit or Future Standard, could adversely affect our financial condition, business and results of operations.
Risks Related to Business Development Companies and RICs
Failure to maintain our status as a BDC would reduce our operating flexibility.
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
As a BDC, we may not acquire any assets other than “qualifying assets,” as listed in Section 55(a) of the 1940 Act, unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. Therefore, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets. Similarly, these rules could prevent us from making additional investments in existing portfolio companies, which could result in the dilution of our position, or could require us to dispose of investments at an inopportune time to comply with the 1940 Act. If we were forced to sell non-qualifying investments in the portfolio for compliance purposes, the proceeds from such sale could be significantly less than the current value of such investments. Conversely, if we fail to invest a sufficient portion of our assets in qualifying assets, we could lose our status as a BDC, which would subject us to substantially more regulatory restrictions and significantly decrease our operating flexibility.

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
We are prohibited under the 1940 Act from participating in certain transactions with certain of our affiliates without the prior approval of a majority of the independent members of our Board of Directors and, in some cases, the SEC. Any person that owns, directly or indirectly, 5% or more of our outstanding voting securities will be our affiliate for purposes of the 1940 Act, and we will generally be prohibited from buying or selling any securities from or to such affiliate, absent the prior approval of our Board of Directors. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company (whether at the same or different times), without prior approval of our Board of Directors and, in some cases, the SEC. In the Co-Investment Exemptive Order, the SEC granted exemptive relief permitting us, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with our co-investment affiliates. If a person acquires more than 25% of our voting securities, we will be prohibited from buying or selling any security from or to such person or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons to the extent not covered by the exemptive relief, absent the prior approval of the SEC. Similar restrictions limit our ability to transact business with our officers or directors or their respective affiliates. As a result of these restrictions, we may be prohibited from buying or selling any security from or to any portfolio company of a fund managed by the Adviser without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
Risks Related to Our Investments
Our investments in prospective portfolio companies may be risky, and we could lose all or part of our investment.
Our investments in first lien, senior secured loans, senior secured bonds, asset based finance investments and, to a lesser extent, subordinated debt and equity of private U.S. companies, including middle-market companies, may be risky and there is no limit on the amount of any such investments in which we may invest.
First Lien, Senior Secured Loans and Senior Secured Bonds. There is a risk that any collateral pledged by portfolio companies in which we have taken a security interest may decrease in value over time or lose its entire value, may be difficult to sell in a timely manner, may be difficult to appraise and may fluctuate in value based upon the success of the business and market conditions, including as a result of the inability of the portfolio company to raise additional capital. To the extent our debt investment is collateralized by the securities of a portfolio company’s subsidiaries, such securities may lose some or all of their value in the event of the bankruptcy or insolvency of the portfolio company. Also, in some circumstances, our security interest may be contractually or structurally subordinated to claims of other creditors. In addition, deterioration in a portfolio company’s financial condition and prospects, including its inability to raise additional capital, may be accompanied by deterioration in the value of the collateral for the debt. Secured debt that is under-collateralized involves a greater risk of loss. Consequently, the fact that debt is secured does not guarantee that we will receive principal and interest payments according to the debt’s terms, or at all, or that we will be able to collect on the debt should we be forced to enforce our remedies.
Investments in Asset-Based Finance Opportunities. We may invest in asset-based finance investments through joint ventures, investment platforms, private investment funds or other business entities that provide one or more of the following services: origination or sourcing of potential investment opportunities, due diligence and negotiation of potential investment opportunities and/or servicing, development and management (including turnaround) and disposition of investments. Such investments may be in or alongside existing or newly formed operators, consultants and/or managers that pursue such opportunities and may or may not include capital and/or assets contributed by third party investors. Such investments may include opportunities to direct-finance physical assets, such as airplanes and ships, and/or operating assets, such as financial service entities, as opposed to investment securities, or to invest in origination and/or servicing platforms directly. In valuing our investments, we rely primarily on information provided by operators, consultants and/or managers. Valuations of illiquid securities involve various judgments and consideration of factors that may be subjective. There is a risk that inaccurate valuations could adversely affect the value of our common shares. We may not be able to promptly withdraw our investment in these asset-based finance investment opportunities, which may result in a loss to us and adversely affect our investment returns.
Subordinated Debt. Any subordinated debt investments we make will generally rank junior in priority of payment to senior debt and will generally be unsecured. This may result in a heightened level of risk and volatility or a loss of principal, which could lead to the loss of the entire investment. These investments may involve additional risks that could adversely affect our investment returns. To the extent interest payments associated with such debt are deferred, such debt may be subject to greater fluctuations in valuations, and such debt could subject us and our stockholders to non-cash income. Because we will not receive any principal repayments prior to the maturity of some of our subordinated debt investments, such investments will be of greater risk than amortizing loans.
Equity and Equity-Related Securities. We may make select equity investments. In addition, in connection with our debt investments, we on occasion may receive equity interests such as warrants or options as additional consideration. The equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.
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
Preferred Securities. Investments in preferred securities involve certain risks. Certain preferred securities contain provisions that allow an issuer under certain conditions to skip or defer distributions. If the Company owns a preferred security that is deferring its distribution, the Company may be required to include the amount of the deferred distribution in its taxable income for tax purposes although it does not currently receive such amount in cash. In order to receive the special treatment accorded to RICs and their shareholders under the Code and to avoid U.S. federal income and/or excise taxes at the Company level, the Company may be required to distribute this income to shareholders in the tax year in which the income is recognized (without a corresponding receipt of cash). Therefore, the Company may be required to pay out as an income distribution in any such tax year an amount greater than the total amount of cash income the Company actually received, and to sell portfolio securities, including at potentially disadvantageous times or prices, to obtain cash needed for these income distributions. Preferred securities often are subject to legal provisions that allow for redemption in the event of certain tax or legal changes or at the issuer’s call. In the event of redemption, the Company may not be able to reinvest the proceeds at comparable rates of return. Preferred securities are subordinated to bonds and other debt securities in an issuer’s capital structure in terms of priority for corporate income and liquidation payments, and therefore will be subject to greater credit risk than those debt securities. Preferred securities may trade less frequently and in a more limited volume and may be subject to more abrupt or erratic price movements than many other securities, such as common stocks, corporate debt securities and U.S. government securities.
Non-U.S. Securities. We may invest in non-U.S. securities, which may include securities denominated in U.S. dollars or in non-U.S. currencies, to the extent permitted by the 1940 Act. Because evidence of ownership of such securities usually is held outside the United States, we would be subject to additional risks if we invested in non-U.S. securities, which include possible adverse political and economic developments, seizure or nationalization of foreign deposits and adoption of governmental restrictions, which might adversely affect or restrict the payment of principal and interest on the non-U.S. securities to shareholders located outside the country of the issuer, whether from currency blockage or otherwise. Because non-U.S. securities may be purchased with and payable in foreign currencies, the value of these assets as measured in U.S. dollars may be affected unfavorably by changes in currency rates and exchange control regulations. In addition, investing in securities of companies in emerging markets involves many risks, including potential inflationary economic environments, regulation by foreign governments, different accounting standards, political uncertainties and economic, social, political, financial, tax and security conditions in the applicable emerging market, any of which could negatively affect the value of companies in emerging markets or investments in their securities.
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
Derivatives and Other Similar Investments. We may invest from time to time in derivatives and other similar instruments (referred to collectively in this section as “derivatives”), including total return swaps, interest rate swaps, credit default swaps and foreign currency forward contracts. Derivative investments have risks, including but not limited to: the imperfect correlation between the value of such instruments and our underlying assets, which creates the possibility that the loss on such instruments may be greater than the gain in the value of the underlying assets in our portfolio; the loss of principal; the risk from potential adverse market movements in relation to our derivatives positions, or the risk that markets could experience a change in volatility that adversely impacts our portfolio returns and our obligations and exposures; the possible default of the counterparty to the transaction; and illiquidity of the derivative investments. If a counterparty becomes bankrupt or otherwise fails to perform its obligations under a derivative contract due to financial difficulties, we may experience significant delays in obtaining any recovery under the derivative contract in a bankruptcy or other reorganization proceeding, or may not recover at all. In addition, in the event of the insolvency of a counterparty to a derivative transaction, the derivative contract would typically be terminated at its fair market value. If we are owed this fair market value in the termination of the derivative contract and our claim is unsecured, we will be treated as a general creditor of such counterparty and will not have any claim with respect to the underlying security. Counterparty risk also refers to the related risks of having concentrated exposure to such a counterparty. Derivative investments in which we may invest may, in certain circumstances, give rise to a form of financial leverage, which may magnify the risk of loss. The ability to successfully use derivative investments depends on the ability of the Adviser to predict pertinent market movements, which cannot be assured. In addition, amounts paid by us as premiums and cash or other assets held in margin accounts with respect to our derivative investments would not be available to it for other investment purposes, which may result in lost opportunities for gain. Changes in the value of a derivative may also create margin delivery or settlement payment obligations. Derivative investments are also subject to operational and legal risks. Operational risk generally refers to risk related to potential operational issues, including documentation issues, settlement issues, system failures, inadequate controls, and human errors. Legal risk generally refers to insufficient documentation, insufficient capacity or authority of counterparty, or legality or enforceability of a contract.
Below Investment Grade Risk. In addition, we intend to invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:
•Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.
•Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.
•Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.
•Below investment grade securities will frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.
•Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.
•We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.
•The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.

“Covenant-lite” Obligations. We may invest in, or obtain exposure to, obligations that may be “covenant-lite,” which means such obligations lack certain financial maintenance covenants. While these loans may still contain other collateral protections, a covenant-lite loan may carry more risk than a covenant-heavy loan made by the same borrower, as it does not require the borrower to provide affirmation that certain specific financial tests have been satisfied on a routine basis as is required under a covenant-heavy loan agreement. Should a loan we hold begin to deteriorate in quality, our ability to negotiate with the borrower may be delayed under a covenant-lite loan compared to a loan with full maintenance covenants. This may in turn delay our ability to seek to recover its investment.
Asset-backed securities and structured products present additional risks.
We may invest in opportunities to directly finance certain financial and hard assets including asset-backed securities, or ABSs, and other structured products, which are securities and instruments backed by mortgages, including commercial mortgage-backed securities, trade claims, installment sale contracts, credit card receivables or other assets and which include collateralized debt obligations. The investment characteristics of ABSs differ from traditional debt securities. Among the major differences are that interest and principal payments are often made more frequently, for example monthly, and that the principal can be prepaid at any time because the underlying loans or other assets generally can be prepaid at any time. ABSs are not secured by an interest in the related collateral. Credit card receivables, for example, are generally unsecured and the debtors are entitled to the protection of a number of consumer loan laws, many of which give such debtors the right to set off certain amounts owed on the credit cards, thereby reducing the balance due. Most issuers of ABSs backed by automobile receivables permit the servicers to retain possession of the underlying obligations. If the servicer were to sell these obligations to another party, there is a risk that the purchaser would acquire an interest superior to that of the holders of the related ABSs. In addition, because of the large number of vehicles involved in a typical issuance and technical requirements under state laws, the trustee for the holders of the ABSs could not have a proper security interest in all of the obligations backing such ABSs. Therefore, there is a possibility that recoveries on repossessed collateral will not, in some cases, be available to support payments on these securities. The risk of investing in ABSs is ultimately dependent upon payment of consumer loans by the debtor. The collateral supporting ABSs is of shorter maturity than certain other types of loans and is less likely to experience substantial prepayments. ABSs are often backed by pools of any variety of assets, including, for example, leases, mobile home loans and aircraft leases, which represent the obligations of a number of different parties and use credit enhancement techniques such as letters of credit, guarantees or preference rights. The value of an ABS is affected by changes in the market’s perception of the asset backing the security and the creditworthiness of the servicing agent for the loan pool, the originator of the loans or the financial institution providing any credit enhancement as well as by the expiration or removal of any credit enhancement.
In addition, investments in subordinated ABSs involve greater credit risk of default than the senior classes of the issue or series. Default risks are further pronounced in the case of ABSs secured by, or evidencing an interest in, a relatively small or less diverse pool of underlying loans. Certain subordinated securities absorb all losses from default before any other class of securities is at risk, particularly if such securities have been issued with little or no credit enhancement equity. Such securities, therefore, possess some of the attributes typically associated with equity investments.
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
Price declines in the medium- and large-sized U.S. corporate debt market may adversely affect the fair value of our portfolio, reducing our NAV through increased net unrealized depreciation.
Conditions in the medium- and large-sized U.S. corporate debt market may deteriorate, which may cause pricing levels to similarly decline or be volatile. During the most recent financial crisis, many institutions were forced to raise cash by selling their interests in performing assets in order to satisfy margin requirements or the equivalent of margin requirements imposed by their lenders and/or, in the case of hedge funds and other investment vehicles, to satisfy widespread redemption requests. This resulted in a forced deleveraging cycle of price declines, compulsory sales and further price declines, with falling underlying credit values, and other constraints resulting from the credit crisis generating further selling pressure. If similar events occurred in the medium- and large-sized U.S. corporate debt market, our NAV could decline through an increase in unrealized depreciation and incurrence of realized losses in connection with the sale of our investments, which could have a material adverse impact on our business, financial condition and results of operations.
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
We may enter into securities lending agreements.
We may from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such loan. The risks in lending portfolio securities, as with other extensions of credit, consist of possible delay in recovery of the securities or possible loss of rights in the collateral should the borrower fail financially. However, such loans will be made only to brokers and other financial institutions that are believed by the Adviser to be of high credit standing. Securities loans are made to broker-dealers pursuant to agreements requiring that loans be continuously secured by collateral consisting of U.S. government securities, cash or cash equivalents (e.g., negotiable certificates of deposit, bankers’ acceptances or letters of credit) maintained on a daily mark-to-market basis in an amount at least equal at all times to the market value of the securities lent. If the Company enters into a securities lending arrangement, the Adviser, as part of its responsibilities under the Advisory Agreement, will invest the Company’s cash collateral in accordance with the Company’s investment objectives and strategies. The Company will pay the borrower of the securities a fee based on the amount of the cash collateral posted in connection with the securities lending program. The borrower will pay to the Company, as the lender, an amount equal to any dividends or interest received on the securities lent.
The Company may invest the cash collateral received only in accordance with its investment objectives, subject to the Company’s agreement with the borrower of the securities. In the case of cash collateral, the Company expects to pay a rebate to the borrower. The reinvestment of cash collateral will result in a form of effective leverage for the Company.
Although voting rights or rights to consent with respect to the loaned securities pass to the borrower, the Company, as the lender, will retain the right to call the loans and obtain the return of the securities loaned at any time on reasonable notice, and it will do so in order that the securities may be voted by the Company if the holders of such securities are asked to vote upon or consent to matters materially affecting the investment. The Company may also call such loans in order to sell the securities involved. When engaged in securities lending, the Company’s performance will continue to reflect changes in the value of the securities loaned and will also reflect the receipt of interest through investment of cash collateral by the Company in permissible investments.
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
Investing in middle-market companies involves a number of significant risks, any one of which could have a material adverse effect on our operating results.
Investments in middle-market companies involve some of the same risks that apply generally to investments in larger, more established companies. However, such investments have more pronounced risks in that they:
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
Any investments in securities or assets of publicly traded companies are subject to the risks inherent in investing in public securities.
We may invest a portion of our portfolio in publicly traded assets. To the extent we invest in publicly traded assets, it is not expected that we will be able to negotiate additional financial covenants or other contractual rights, which we might otherwise be able to obtain in making privately negotiated investments. In addition, by investing in publicly traded securities or assets, we will be subject to U.S. federal and state securities laws, as well as non-U.S. securities laws, that may, among other things, restrict or prohibit our ability to make or sell an investment. Moreover, we may not have the same access to information in connection with investments in public securities, either when investigating a potential investment or after making an investment, as compared to privately negotiated investments. Furthermore, we may be limited in its ability to make investments and to sell existing investments in public securities because the Adviser or its affiliates may be deemed to have material, non-public information regarding the issuers of those securities or as a result of other internal policies. The inability to sell public securities in these circumstances could materially adversely affect our investment results. In addition, an investment may be sold by us to a public company where the consideration received is a combination of cash and stock of the public company, which may, depending on the securities laws of the relevant jurisdiction, be subject to lock-up periods.
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
There have been significant changes to United States trade policies, treaties and tariffs, and in the future there may be additional significant changes. Some foreign governments, including China, have instituted retaliatory tariffs on certain U.S. goods. These and any future developments, and continued uncertainty surrounding trade policies, treaties and tariffs, may have a material adverse effect on global economic conditions, inflation and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Tariffs on imported goods could further increase costs, decrease margins, reduce the competitiveness of products and services offered by current and future portfolio companies and adversely affect the revenues and profitability of portfolio companies whose businesses rely on goods imported from such impacted jurisdictions. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers, increase their supply-chain costs and expenses and could have material adverse effects on our business, financial condition and results of operations.
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
Under the 1940 Act, we are required to carry our portfolio investments at market value or, if there is no readily available market value, at fair value, in accordance with policies and procedures approved by our Board of Directors. There is not a public market for the securities of the privately held companies in which we invest. Most of our investments are not publicly traded or actively traded on a secondary market but are, instead, traded on a privately negotiated OTC secondary market for institutional investors or are not traded at all. The fair value of such instruments could be difficult to determine. As a result, the Adviser, with oversight from our Board of Directors, will value these securities quarterly at fair value.
Pursuant to Rule 2a-5 under the 1940 Act, our Board has designated the Adviser to perform, subject to Board oversight, fair value determinations of our investments. Certain factors that may be considered in determining the fair value of our investments include dealer quotes for securities traded on the secondary market for institutional investors, the nature and realizable value of any collateral, the portfolio company’s earnings and its ability to make payments on its indebtedness, the markets in which the portfolio company does business, comparison to comparable publicly traded companies, discounted cash flows and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these non-traded securities existed. Due to this uncertainty, our fair value determinations may cause our net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon the sale of one or more of our investments, and may have a material adverse effect on the market value of our securities.
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
Our investment portfolio primarily consists of senior secured debt with maturities typically ranging from three to seven years. The longer the duration of these securities, generally, the more susceptible they are to changes in market interest rates. When market interest rates have increased, those securities with a lower yield-at-cost have experienced a mark-to-market unrealized loss. An impairment of the fair market value of our investments, even if unrealized, must be reflected in our financial statements for the applicable period and may therefore have a material adverse effect on our results of operations for that period. A reduction in interest rates may result in both lower interest rates on new investments and higher repayments on current investments with high interest rates, which may have an adverse impact on our net investment income and results of operations.
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
Furthermore, because a rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate in the Advisory Agreement and may result in a substantial increase of the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.
Conversely, in a period of declining interest rates, we would expect certain obligations to be paid off by the obligor more quickly than originally anticipated, and we could have to invest the proceeds in securities with lower yields. In periods of falling interest rates, the rate of prepayments has historically tended to increase (as does price fluctuation) as borrowers are motivated to pay off debt and refinance at new lower rates. During such periods, we would expect reinvestment of the prepayment proceeds by us to generally be at lower rates of return than the return on the assets that were prepaid.
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
We may use a wide range of investment techniques that could expose us to a diverse range of risks.
The Adviser may employ investment techniques or invest in instruments that it believes will help achieve our investment objectives, whether or not such investment techniques or instruments are specifically described herein, so long as such investments are consistent with our investment strategies and objectives and subject to applicable law. Such investment techniques or instruments may not be thoroughly tested in the market before being employed and may have operational or theoretical shortcomings which could result in unsuccessful investments and, ultimately, losses to us. In addition, any such investment technique or instrument may be more speculative than other investment techniques or instruments specifically described herein and may involve material and unanticipated risks. There can be no assurance that the Adviser will be successful in implementing any such investment technique. Furthermore, the diversification and type of investments may differ substantially from our prior investments.
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
Technological innovations and industry disruptions may negatively impact us.
Current trends in the market generally have been toward disrupting a traditional approach to an industry with technological innovation, and multiple young companies have been successful where this trend toward disruption in markets and market practices has been critical to their success. In this period of rapid technological and commercial innovation, new businesses and approaches may be created that will compete with the Company and/or its investments or alter the market practices the Company’s strategy has been designed to function within and depend on for investment returns. Any of these new approaches could damage the Company’s investments, significantly disrupt the market in which it operates and subject it to increased competition, which could materially and adversely affect its business, financial condition and results of investments.
We may invest through joint ventures, partnerships or other special purpose vehicles and our investments through these vehicles may entail greater risks, and investments in which we have a non-controlling interest may involve risks specific to third-party management of those investments.
We may co-invest with third parties through partnerships, joint ventures or other entities, such as COPJV, thereby acquiring jointly-controlled or non-controlling interests in certain investments in conjunction with participation by one or more third parties in such investment. We may have interests or objectives that are inconsistent with those of the third-party partners or co-venturers. Although we may not have full control over these investments and therefore, may have a limited ability to protect our position therein, we expect that we will negotiate appropriate rights to protect our interests. Nevertheless, such investments may involve risks not present in investments where a third party is not involved, including the possibility that a third-party partner or co-venturer may have financial difficulties, resulting in a negative impact on such investment, may have economic or business interests or goals which are inconsistent with ours, or may be in a position to take (or block) action in a manner contrary to the our investment objectives or the increased possibility of default by, diminished liquidity or insolvency of, the third party, due to a sustained or general economic downturn. Third-party partners or co-venturers may opt to liquidate an investment at a time during which such liquidation is not optimal for us. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. In those circumstances where such third parties involve a management group, such third parties may receive compensation arrangements relating to such investments, including incentive compensation arrangements.
Syndication of Co-Investments.
From time to time, the Company may make an investment with the expectation of offering a portion of its interests therein as a co-investment opportunity to third-party investors. There can be no assurance that the Company will be successful in syndicating any such co-investment, in whole or in part, that the closing of such co-investment will be consummated in a timely manner, that any syndication will take place on terms and conditions that will be preferable for the Company or that expenses incurred by the Company with respect to any such syndication will not be substantial. In the event that the Company is not successful in syndicating any such co-investment, in whole or in part, the Company may consequently hold a greater concentration and have more exposure in the related investment than initially was intended, which could make the Company more susceptible to fluctuations in value resulting from adverse economic and/or business conditions with respect thereto. Moreover, an investment by the Company that is not syndicated to co-investors as originally anticipated could significantly reduce the Company’s overall investment returns.
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
Illustration. The following table illustrates the effect of leverage on returns from an investment in shares of our common stock assuming various annual returns, net of expenses. The calculations in the table below are hypothetical and actual returns may be higher or lower than those appearing below. The calculation assumes (i) $16.9 billion in total assets, (ii) a weighted average cost of funds of 5.45%, (iii) $10.9 billion in debt outstanding and (iv) $5.8 billion in stockholders’ equity. In order to compute the “Corresponding return to stockholders,” the “Assumed Return on Our Portfolio (net of expenses)” is multiplied by the assumed total assets to obtain an assumed return to us. From this amount, the interest expense is calculated by multiplying the assumed weighted average cost of funds times the assumed debt outstanding, and the product is subtracted from the assumed return to us in order to determine the return available to stockholders. The return available to stockholders is then divided by our stockholders’ equity to determine the “Corresponding return to stockholders.” Actual interest payments may be different.

Assumed Return on Our Portfolio (net of expenses)	(10)%	(5)%	0%	5%	10%
Corresponding return to stockholders	(39.38)%	(24.81)%	(10.24)%	4.33%	18.90%
Similarly, assuming (i) $16.9 billion in total assets, (ii) a weighted average cost of funds of 5.45% and (iii) $10.9 billion in debt outstanding, our assets would need to yield an annual return (net of expenses) of approximately 3.52% in order to cover the annual interest payments on our outstanding debt.
The agreements governing our or our subsidiaries’ debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, various covenants which, if not complied with, could have a material adverse effect on our ability to meet our investment obligations and to pay distributions to our stockholders.
The agreements governing certain of our or our subsidiaries’ debt financing arrangements contain, and agreements governing future debt financing arrangements may contain, certain financial and operational covenants. These covenants require us and our subsidiaries to, among other things, maintain certain financial ratios, including asset coverage and minimum stockholders’ equity. Compliance with these covenants depends on many factors, some of which are beyond our and their control. In the event of deterioration in the capital markets and pricing levels subsequent to this period, net unrealized depreciation in our and our subsidiaries’ portfolios may increase in the future and could result in non-compliance with certain covenants, or our taking actions which could disrupt our business and impact our ability to meet our investment objectives.
There can be no assurance that we and our subsidiaries will continue to comply with the covenants under our or our subsidiaries’ financing arrangements. Failure to comply with these covenants could result in a default which, if we and our subsidiaries were unable to obtain a waiver, consent or amendment from the debt holders, could accelerate repayment under any or all of our and their debt instruments and thereby force us to liquidate investments at a disadvantageous time and/or at a price which could result in losses, or allow our lenders to assume control of the disposition of assets pledged as collateral under our or our subsidiaries’ financing arrangements, including the selection of such assets to be disposed and the timing of such disposition, in order to satisfy amounts due thereunder. These occurrences could have a material adverse impact on our business, liquidity, financial condition, results of operations, cash flows and ability to pay distributions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a more detailed discussion of the terms of our debt financings.
Provisions in a credit facility may limit our investment discretion.
A credit facility may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We or any of our special purpose vehicle subsidiaries may pledge up to 100% of our or their assets and may grant a security interest in all of our or their assets under the terms of any debt instrument we enter into with lenders. Any security interests we grant are set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In connection with one or more credit facilities entered into by the Company, distributions to shareholders may be subordinated to payments required in connection with any indebtedness contemplated thereby.
In addition, any security interests and/or negative covenants required by a credit facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.
In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.
Changes in interest rates may affect our cost of capital and net investment income.
Since we use debt to finance a portion of our investments, our net investment income depends, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In periods of rising interest rates when we have debt outstanding, our cost of funds will increase, which could reduce our net investment income. Any reduction in the level of interest rates on new investments relative to interest rates on our current investments could also adversely impact our net investment income. We expect that our long-term fixed-rate investments will be financed primarily with equity and long-term debt. We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. These techniques may include various interest rate hedging activities to the extent permitted by the 1940 Act. These activities may limit our ability to participate in the benefits of lower interest rates with respect to the hedged portfolio. Adverse developments resulting from changes in interest rates or hedging transactions could have a material adverse effect on our business, financial condition and results of operations. Also, we have limited experience in entering into hedging transactions, and we will initially have to purchase or develop such expertise.
A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates would make it easier for us to meet or exceed the incentive fee hurdle rate and may result in a substantial increase in the amount of incentive fees payable to the Adviser with respect to pre-incentive fee net investment income.
We have formed and may in the future form one or more CLOs, which may subject us to certain structured financing risks.
To finance investments, we have securitized and may in the future securitize certain of our secured loans or other investments, including through the formation of one or more CLOs, while retaining all or most of the exposure to the performance of these investments. This involves contributing a pool of assets to a special purpose entity, and selling debt interests in such entity on a non-recourse or limited-recourse basis to purchasers. It is possible that an interest in any such CLO held by us may be considered a “non-qualifying” portfolio investment for purposes of the 1940 Act.
In connection with any CLO we have formed or may form in the future, we will depend in part on distributions from such CLO’s assets out of its earnings and cash flows to enable us to make distributions to shareholders. The ability of a CLO to make distributions is subject to various limitations, including the terms and covenants of the debt it issues. Also, a CLO may take actions that delay distributions in order to preserve ratings and to keep the cost of present and future financings lower or the CLO may be obligated to retain cash or other assets to satisfy over-collateralization requirements commonly provided for holders of the CLO’s debt, which could impact our ability to receive distributions from the CLO. If we do not receive cash flow from any such CLO that is necessary to satisfy the annual distribution requirement for maintaining RIC status, and we are unable to obtain cash from other sources necessary to satisfy this requirement, we may not maintain our qualification as a RIC, which would have a material adverse effect on an investment in the shares.
In addition, a decline in the credit quality of loans in a CLO due to poor operating results of the relevant borrower, declines in the value of loan collateral or increases in defaults, among other things, may force a CLO to sell certain assets at a loss, reducing their earnings and, in turn, cash potentially available for distribution to us for distribution to shareholders. To the extent that any losses are incurred by the CLO in respect of any collateral, such losses will be borne first by us as owner of equity interests in the CLO.
The manager for a CLO that we create may be the Company, the Adviser or an affiliate, and such manager may be entitled to receive compensation for structuring and/or management services. To the extent the Adviser or an affiliate other than the Company serves as manager and the Company is obligated to compensate the Adviser or the affiliate for such services, we, the Adviser or the affiliate will implement offsetting arrangements to assure that we, and indirectly, our shareholders, pay no additional management fees to the Adviser or the affiliate in connection therewith. To the extent we serve as manager, we will waive any right to receive fees for such services from the Company (and indirectly its shareholders) or any affiliate.
Risks Related to an Investment in Our Common Stock
There is a risk that investors in our common stock may not receive distributions or that distributions may not increase, or may decrease, over time.
We cannot assure stockholders that we will achieve investment results that will allow us to make a specified level of cash distributions, or that will allow us to increase or maintain distribution levels over time. All distributions will be paid at the discretion of our Board of Directors and will depend on our earnings, our net investment income, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board of Directors may deem relevant from time to time. Furthermore, we are permitted to issue senior securities, including multiple classes of debt and one class of stock senior to our shares of common stock. If any such senior securities are outstanding, we may be prohibited from paying distributions to holders of shares of our common stock unless we meet the applicable asset coverage ratios at the time of distribution. As a result, we may be limited in our ability to make distributions.
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
Shares of closed-end investment companies, including BDCs, may trade at a market price that is less than the net asset value that is attributable to those shares. This characteristic of closed-end investment companies is separate and distinct from the risk that our net asset value per share may decline. It is not possible to predict whether shares of our common stock will trade at, above, or below net asset value. If our common stock is trading at a price below its net asset value per share, we will generally not be able to issue additional shares of our common stock at their market price without first obtaining approval for such issuance from our stockholders and our independent directors. In past years, we obtained the approval of our stockholders to issue shares of common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month periods beginning on the dates of such approvals. The current authorization expires on August 15, 2026. We may again seek the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value per share for a twelve-month period following stockholder approval. However, we may not obtain the necessary approvals to sell shares of common stock below net asset value after August 15, 2026.
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
Our investors do not have preemptive rights to any shares we issue in the future. Our charter authorizes us to issue up to 750,000,000 shares of common stock and up to 50,000,000 shares of preferred stock. Pursuant to our charter, a majority of our entire Board of Directors may amend our charter to increase the number of authorized shares of stock without stockholder approval. After an investor purchases shares, our Board of Directors may elect to sell additional shares in the future, issue equity interests in private offerings or issue share-based awards to our independent directors or employees of the Adviser. To the extent we issue additional equity interests after an investor purchases our shares, an investor’s percentage ownership interest in us will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, an investor may also experience dilution in the book value and fair value of his or her shares.
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
We have also adopted measures that may make it difficult for a third party to obtain control of us, including provisions of our charter: (a) classifying our Board of Directors into three classes serving staggered three-year terms, (b) providing that a director may be removed only for cause and only by vote of at least two-thirds of the votes entitled to be cast, and (c) authorizing our Board of Directors to (i) classify or reclassify unissued shares of our stock into one or more classes or series, (ii) cause the issuance of additional shares of our stock, and (iii) amend our charter from time to time, without stockholder approval, to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue. These provisions, as well as other provisions of our charter and bylaws, may discourage, delay, defer, make more difficult or prevent a transaction or a change in control that might otherwise be in the best interest of our stockholders.
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
The net asset value and liquidity, if any, of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include: (i) changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs; (ii) loss of RIC or BDC status; (iii) changes in earnings or variations in operating results, including the earnings and operating results of peers; (iv) changes in the value of our portfolio of investments; (v) changes in accounting guidelines governing valuation of our investments; (vi) any shortfall in revenue or net income or any increase in losses from levels expected by investors; (vii) departure of our investment adviser or certain of its key personnel; (viii) general economic trends and other external factors; and (ix) loss of a major funding source.
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
•earnings and operating performance of peers and competitor companies;
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
We have obtained the approval of our stockholders to issue shares of our common stock at prices below the then-current net asset value of our common stock, subject to certain conditions, during the twelve-month period concluding on August 15, 2026. Any sale or other issuance of shares of our common stock at a price below net asset value per share would result in an immediate dilution to our common stock and a reduction of our net asset value per share. This dilution would occur as a result of a proportionately greater decrease in a stockholder’s interest in our earnings and assets and voting interest in us than the increase in our assets resulting from such issuance. Such dilutive effects may be material.
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
We may invest in certain debt and equity investments through taxable subsidiaries and the taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. Furthermore, to the extent the taxable subsidiaries have an unrealized gain or realized gain for an equity investment, we may be required to accrue and/or pay federal and state corporate income taxes related to such unrealized or realized gains. We may invest in certain foreign debt and equity investments which could be subject to foreign taxes (such as income tax, withholding and value added taxes).
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
A “publicly offered regulated investment company” is a RIC whose shares are either (i) continuously offered pursuant to a public offering, (ii) regularly traded on an established securities market or (iii) held by at least 500 persons at all times during the tax year. If we do not qualify as a publicly offered regulated investment company for any tax year, a noncorporate stockholder’s allocable portion of our affected expenses, including our management fees, will be treated as an additional distribution to the stockholder and will be deductible by such stockholder only to the extent permitted under the limitations described below. For noncorporate stockholders, including individuals, trusts, and estates, significant limitations generally apply to the deductibility of certain expenses of a non-publicly offered regulated investment company, including management fees. In particular, these expenses, referred to as miscellaneous itemized deductions, are not deductible to an individual stockholder. Although we believe that we are currently considered a publicly offered regulated investment company, as defined in the Code, there can be no assurance that we will be considered a publicly offered regulated investment company in the future.
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
From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing wars in Eastern Europe and the Middle East. Sanctions, tariffs and global trade negotiations have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility could also be magnified as a result of U.S. presidential, congressional and other elections, and resulting uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies, including with respect to treaties and tariffs.
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
Events outside of our control could negatively affect our portfolio companies and our results of operations.
Periods of market volatility have occurred and could continue to occur in response to events outside of the Company’s control. The Company, the Adviser, and the portfolio companies in which the Company invests in could be affected by force majeure events (i.e., events beyond the control of the party claiming that the event has occurred, such as acts of God, fire, flood, earthquakes, outbreaks of an infectious disease, pandemic or any other serious public health concern, war, terrorism, labor strikes, major plant breakdowns, pipeline or electricity line ruptures, failure of technology, defective design and construction, accidents, demographic changes, government macroeconomic policies, social instability, cyberattacks, etc.). Some force majeure events could adversely affect the ability of a party (including the Company, the Adviser, a portfolio company or a counterparty to the Company, the Adviser, or a portfolio company) to perform its obligations until it is able to remedy the force majeure event. In addition, force majeure events, such as the cessation of the operation of equipment for repair or upgrade, could similarly lead to the unavailability of essential equipment and technologies. These risks could, among other effects, adversely impact the cash flows available from a portfolio company, cause personal injury or loss of life, including to a senior manager of the Adviser or its affiliates, damage property, or instigate disruptions of service. In addition, the cost to a portfolio company or the Company of repairing or replacing damaged assets resulting from such force majeure event could be considerable. It will not be possible to insure against all such events, and insurance proceeds received, if any, could be inadequate to completely or even partially cover any loss of revenues or investments, any increases in operating and maintenance expenses, or any replacements or rehabilitation of property. Certain events causing catastrophic loss could be either uninsurable, or insurable at such high rates as to adversely impact the Company, the Adviser, or portfolio companies, as applicable. Force majeure events that are incapable of or are too costly to cure could have permanent adverse effects. Certain force majeure events (such as war or an outbreak of an infectious disease) could have a broader negative impact on the world economy and international business activity generally, or in any of the countries in which the Company invests or its portfolio companies operate specifically. Such force majeure events could result in or coincide with: increased volatility in the global securities, derivatives and currency markets; a decrease in the reliability of market prices and difficulty in valuing assets; greater fluctuations in currency exchange rates; increased risk of default (by both government and private issuers); further social, economic, and political instability; nationalization of private enterprise; greater governmental involvement in the economy or in social factors that impact the economy; less governmental regulation and supervision of the securities markets and market participants and decreased monitoring of the markets by governments or self-regulatory organizations and reduced enforcement of regulations; limited, or limitations on, the activities of investors in such markets; controls or restrictions on foreign investment, capital controls and limitations on repatriation of invested capital; inability to purchase and sell investments or otherwise settle security or derivative transactions (i.e., a market freeze); unavailability of currency hedging techniques; substantial, and in some periods extremely high, rates of inflation, which can last many years and have substantial negative effects on credit and securities markets as well as the economy as a whole; recessions; and difficulties in obtaining and/or enforcing legal judgments.
Any of the foregoing could materially and adversely impact our value and performance of our portfolio companies as well as our ability to source, manage and divest investments and achieve our investment objectives, all of which could result in material losses. In addition, our operations could be significantly impacted, or even halted, either temporarily or on a long-term basis, as a result of some of the foregoing.
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
Uncertainty about U.S. federal government initiatives, including tariffs and global trade negotiations, could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. U.S. presidential, congressional and other elections could create a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The presidential administration’s changes to U.S. policy may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas.
Potential deregulation of the banking industry in the United States, including a rollback of existing regulatory requirements, could adversely affect the private credit industry and, consequently, our investment strategy, portfolio performance and overall returns. The U.S. private credit market has grown significantly in part due to legislation that took effect following the 2008-2009 financial crisis that imposed onerous capital and lending requirements on banks, limiting their ability to extend credit to borrowers. If such requirements are reduced or removed, competition for lending opportunities would likely increase, and our ability to deploy capital effectively could be negatively impacted.
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
The current global financial market situation, as well as various social and political tensions in the United States and around the world (including with respect to tariffs, global trade negotiations and the current wars in Eastern Europe and the Middle East) may contribute to increased market volatility, may have long-term effects on the United States and worldwide financial markets and may cause economic uncertainties or deterioration in the U.S. and worldwide.
For example, concerns over the United States’ debt ceiling and budget-deficit could drive downgrades by rating agencies to the U.S. government’s credit rating. Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating, any default by the U.S. government on its obligations, or any prolonged U.S. government shutdown could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our common stock. U.S. debt ceiling and budget deficit concerns have increased the possibility of additional credit-rating downgrades and economic slowdowns or a recession in the United States.
Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits, levels of non‑performing loans on the balance sheets of national banks, instability in domestic and foreign capital markets and global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions in other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy, and we cannot assure you that assistance packages will be available, or, if available, be sufficient to stabilize countries and markets affected by a financial crisis. To the extent uncertainty regarding any economic recovery in negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.
Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including tariffs and global trade negotiations, other uncertainties regarding actual and potential shifts in U.S. foreign investment, trade, economic and other policies with other countries, the ongoing wars in Eastern Europe and the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. Additionally, following U.S. presidential, congressional and other elections, legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could, in turn, materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.
Similarly, wars in Eastern Europe and the Middle East could have a negative impact on the economy and business activity globally, and therefore could adversely impact the performance of our investments. The severity and duration of any such conflict and its future impact on global economic and market conditions (including, for example, oil prices and/or the shipping industry) are impossible to predict, and as a result, present material uncertainty and risk with respect to us, the performance of our investments and operations, and our ability to achieve our investment objectives. Similar risks exist to the extent that any portfolio companies, service providers, vendors or certain other parties have material operations or assets in the areas surrounding current or future conflicts.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
Cybersecurity
The Company has effective processes in place to assess, identify, and manage material risks from cybersecurity threats. The Company’s business is dependent on the communications and information systems of the Adviser, as an affiliate of Future Standard. The Company also relies on the communications and systems of other third-party service providers. Future Standard has implemented a cybersecurity program that applies to all of its subsidiaries and affiliates, including the Company and its operations.
Cybersecurity Program Overview
Future Standard has instituted a cybersecurity program designed to identify, assess, and manage cyber risks applicable to the Company. The cyber risk management program involves, inter alia, risk assessments, implementation of security measures, and ongoing monitoring of systems and networks, including networks on which the Company relies. Future Standard actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats, including material risks faced by the Company.
The Company relies on Future Standard to engage external experts, including cybersecurity assessors, consultants, and auditors to evaluate cybersecurity measures and risk management processes, including those applicable to the Company. The Company is also included in the Future Standard risk management program and processes, which include cyber risk assessments.
The Company depends on and engages various third parties, including suppliers, vendors, and service providers, to operate its business. The Company relies on the expertise of Future Standard’ third-party risk management, legal, information technology, and compliance personnel of the Adviser and Future Standard, including the Chief Information Security Officer, or the CISO, of Future Standard, when identifying and overseeing risks from cybersecurity threats associated with our use of such entities.

Board Oversight of Cybersecurity Risks
The audit committee of the Board of the Company, or the Audit Committee, provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Audit Committee receives periodic updates from the Future Standard CISO and the Company’s Chief Compliance Officer, or the CCO, regarding the overall state of the Future Standard cybersecurity program, information on the current threat landscape, and risks from cybersecurity threats and cybersecurity incidents impacting the Company.
Management’s Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CCO, is responsible for assessing and managing material risks from cybersecurity threats. The CCO oversees the Company’s risk management function generally and relies on the Future Standard CISO to assist with assessing and managing material risks from cybersecurity threats. The CISO has over fifteen years of experience in actively managing cybersecurity and information security programs for financial services companies with complex information systems. The CCO has been responsible for this oversight function as CCO to the Company for ten years and has worked in the financial services industry for over 40 years, during which the CCO has gained expertise in assessing and managing risk applicable to the Company.
Management of the Company is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents impacting the Company, including through the receipt of notifications from service providers and reliance on communications with risk management, legal, information technology, and/or compliance personnel of the Adviser and Future Standard.
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
Item 2.    Properties.
We do not own any real estate or other physical properties materially important to our operation. Our headquarters are located at 3025 John F. Kennedy Boulevard, OFC 500, Philadelphia, Pennsylvania 19104. We believe that our office facilities are suitable and adequate for our business as it is presently conducted.
Item  3.    Legal Proceedings.
Neither we, the Adviser, nor our subsidiaries are currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us, the Adviser or any of our subsidiaries, other than ordinary routine litigation incidental to our business. We, the Adviser, and our subsidiaries may from time to time, however, be party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our respective rights under contracts with our portfolio companies. While the outcome of any current legal proceedings cannot be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
Item 4.    Mine Safety Disclosures.
Not applicable.

PART II
Many of the amounts and percentages presented in Part II have been rounded for convenience of presentation, and all dollar amounts, excluding per share amounts, are presented in millions unless otherwise noted.

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
As of January 31, 2026, we had 8,339 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.
Price Range of Common Stock
The following table sets forth, for each fiscal quarter during the last two fiscal years and the current fiscal year to date: (i) the net asset value per share of our common stock, (ii) the range of high and low closing sales prices of our common stock as reported on the NYSE, and (iii) the closing high and low sales prices as a premium (discount) to net asset value during the appropriate period.

		Closing Sales Price		Premium / (Discount) of High Sales Price to NAV(2)	Premium / (Discount) of Low Sales Price to NAV(2)
For the Three Months Ended (unless otherwise indicated)	NAV per Share(1)	High	Low
Fiscal Year Ending December 31, 2026
First Quarter of 2026 (through February 20, 2026)	N/A*	$14.93	$12.75	N/A*	N/A*
Fiscal Year Ending December 31, 2025
March 31, 2025	$23.37	24.06	20.47	2.95%	(12.41)%
June 30, 2025	21.93	21.50	17.95	(1.96)%	(18.15)%
September 30, 2025	21.99	22.48	14.93	2.23%	(32.11)%
December 31, 2025	20.89	16.13	14.16	(22.79)%	(32.22)%
Fiscal Year Ending December 31, 2024
March 31, 2024	24.32	20.89	18.36	(14.10)%	(24.51)%
June 30, 2024	23.95	20.71	18.82	(13.53)%	(21.42)%
September 30, 2024	23.82	20.43	18.74	(14.23)%	(21.33)%
December 31, 2024	23.64	22.22	19.71	(6.01)%	(16.62)%
___________
(1)Net asset value per share is determined as of the last day in the relevant period and therefore may not reflect the net asset value per share on the date of the high and low closing sales prices. The net asset values shown are based on outstanding shares at the end of the relevant period.
(2)Calculated as of the respective high or low closing sales price divided by the quarter end net asset value and subtracting 1.
*    Not determinable at the time of filing.
On February 20, 2026, the last reported closing sales price of our common stock on the NYSE was $12.97 per share.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that shares of our common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether the shares offered hereby will trade at, above or below NAV.

Distributions
Subject to applicable legal restrictions and the sole discretion of our Board, we intend to declare and pay regular distributions on a quarterly basis. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our Board. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our Board.
The following table reflects the distributions per share that we have declared on our common stock during the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
May 5, 2025	Base	June 18, 2025	July 2, 2025	0.64
May 5, 2025	Supplemental	June 18, 2025	July 2, 2025	0.06
July 31, 2025	Base	September 17, 2025	October 2, 2025	0.64
July 31, 2025	Supplemental	September 17, 2025	October 2, 2025	0.06
October 8, 2025	Base	December 3, 2025	December 17, 2025	0.64
October 8, 2025	Supplemental	December 3, 2025	December 17, 2025	0.06
Total Dividends Declared				$2.80

	For the Year Ended December 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
November 2, 2023	Special	May 15, 2024	May 29, 2024	0.05
May 2, 2024	Base	June 12, 2024	July 2, 2024	0.64
May 2, 2024	Supplemental	June 12, 2024	July 2, 2024	0.06
July 31, 2024	Base	September 11, 2024	October 2, 2024	0.64
July 31, 2024	Supplemental	September 11, 2024	October 2, 2024	0.06
October 8, 2024	Base	December 4, 2024	December 18, 2024	0.64
October 8, 2024	Supplemental	December 4, 2024	December 18, 2024	0.06
Total Dividends Declared				$2.90
See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan.
Sale of Unregistered Securities; Stock Repurchase Programs and Affiliated Seller Programs
The Company did not sell any equity securities during the fiscal year ended December 31, 2025 that were not registered under the Securities Act.
As previously disclosed, certain affiliates of the owners of the Adviser committed $100 million to a $350 million investment vehicle that may, from time to time, transact in shares of the Company.
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
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended December 31, 2025. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts. We did not repurchase any of our equity securities during the fiscal year ended December 31, 2025.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2025 through October 31, 2025	—	$—	—	$—
November 1, 2025 through November 30, 2025	—	—	—	—
December 1, 2025 through December 31, 2025	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.

Stock Performance Graph
This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of FS KKR Capital Corp. under the Securities Act.
The following graph shows a comparison from April 16, 2014 (the date our shares of common stock commenced trading on the NYSE) through December 31, 2025 of the cumulative total return for our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the S&P BDC Index. The graph assumes that $100 was invested at the market close on April 16, 2014 in our common stock, the S&P 500 Index, the Russell 2000 Financial Services Index and the S&P BDC Index, is based on historical stock prices and assumes all dividends or distributions are reinvested on the respective dividend or distribution payment dates without commissions. The stock price performance reflected by the following graph is not necessarily indicative of future stock price performance.
Fees and Expenses
The information in the following table is being provided to update, as of December 31, 2025, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-282226), which became effective automatically upon filing with the SEC on September 19, 2024, as supplemented by the prospectus supplement relating to our ATM Program (as defined in “At the Market” Offering” in Note 3 to our consolidated financial statements included herein), dated May 9, 2025, as may be further amended and supplemented from time to time. The information is intended to assist you in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution you that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Annual Report on Form 10-K, or any filing under the Securities Act into which this Annual Report on Form 10-K is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.

Stockholder Transaction Expenses (as a percentage of offering price)
Sales load or other commission payable by us(1)	—%
Offering expenses(2)	—%
Distribution reinvestment plan expenses(3)	None
Total stockholder expenses	—%

Annual expenses (as a percentage of net assets attributable to common stock)(4)
Base management fee(5)	3.22%
Incentive fees payable under the Advisory Agreement(6)	2.13%
Interest payments on borrowed funds(7)	8.64%
Other expenses(8)	0.93%
Acquired fund fees and expenses(9)	1.89%
Total annual expenses(10)	16.81%
________________
(1)The amounts set forth in this table do not reflect the impact of any sales load, sales commission or other offering expenses borne by us and our stockholders. The maximum agent commission with respect to the shares of our common stock sold by us in the ATM Program is 1.50% of gross proceeds. In the event that securities are sold to or through underwriters or agents, a corresponding prospectus or prospectus supplement will disclose the applicable sales load or commission.
(2)The prospectus supplement corresponding to each offering will disclose the applicable estimated amount of offering expenses, the offering price and the offering expenses borne by us as a percentage of the offering price.
(3)The estimated expenses associated with our distribution reinvestment plan are included in “Other expenses.” See Note 3 to the notes to our consolidated financial statements for more information.
(4)“Net assets attributable to common stock” equals our average net assets of $6.4 billion as of December 31, 2025.
(5)Our base management fee under the Advisory Agreement is payable quarterly in arrears and is calculated at an annual rate of 1.50% of the average weekly value of our gross assets (excluding cash and cash equivalents), which are assumed to equal 218% of our average net assets as described in footnote 4 above. To the extent our gross assets financed by leverage exceed 1.0x debt-to-equity, the excess amount of gross assets are calculated at rate of 1.00%. The base management fee shown in the table above is higher than 1.50% because the base management fee in the table is required to be calculated as a percentage of our average net assets, rather than gross assets.
(6)The incentive fee in the Advisory Agreement consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 17.5% of our “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. The amount in the table above assumes that the subordinated incentive fee on income will be 2.13% of average net assets. This figure is based on the subordinated incentive fees on income accrued for the year ended December 31, 2025 recalculated based on the base management fee and incentive fee in the Advisory Agreement, and assumes that such amount represents the subordinated incentive fees on income that will be payable over the twelve months following December 31, 2025. The actual subordinated incentive fee on income as a percentage of our average net assets may be higher than this amount. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The amount in the table assumes that there is no incentive fee on capital gains and is based on the net unrealized depreciation as of December 31, 2025. Such amounts are expressed as a percentage of the average net assets as of such date.
(7)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a discussion of our financing arrangements. The calculation assumes (i) $17.0 billion in total assets, (ii) a weighted average cost of funds of 5.08%, (iii) $10.9 billion in debt outstanding (i.e., assumes that the maximum amount of available borrowings under our current debt facilities that we are permitted under the 1940 Act minimum asset coverage requirement is outstanding as of ) and (iv) $5.8 billion in stockholders’ equity.
(8)Other expenses include accounting, legal and auditing fees and excise and state taxes, as well as the reimbursement of the compensation of administrative personnel and fees payable to our directors who do not also serve in an executive officer capacity for us or the Adviser. The amount presented in the table reflects annualized results of our operations for the quarter ended December 31, 2025.
(9)Stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act. This amount includes the fees and expenses of COPJV, our joint venture with SCRS. The amount shown is the expense ratio of COPJV for the year ended December 31, 2025 and multiplied by the value of the Company’s holding of COPJV as of December 31, 2025, divided by the Company’s net assets as of December 31, 2025.

(10)“Total annual expenses” as a percentage of net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “total annual expenses” percentage were calculated instead as a percentage of total assets, our “total annual expenses” would be 7.70% of total assets.

Example
The following example demonstrates the projected dollar amount of total cumulative expenses that would be incurred over various periods with respect to a hypothetical investment in our common stock. In calculating the following expense amounts, we have assumed we would have no additional leverage and that our annual operating expenses would remain at the levels set forth in the table above. Transaction expenses are not included in the following example.

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return (none of which is subject to our incentive fee on capital gains)(1):	$140	$380	$576	$922
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$148	$399	$600	$941
________________
(1)Assumes no return from net realized capital gains or net unrealized capital appreciation.

The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. Because the example assumes, as required by the SEC, a 5.0% annual return, no subordinated incentive fee on income would be accrued and payable in any of the indicated time periods. Our performance will vary and may result in a return greater or less than 5.0%. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all distributions at net asset value, reinvestment of distributions under our distribution reinvestment plan may occur at a price per share that differs from the then-current net asset value per share. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions and our distribution reinvestment plan” for additional information regarding our distribution reinvestment plan.

Senior Securities Asset Coverage
Information about the Company’s senior securities is shown in the table below for the years ended December 31, 2025, 2024, 2023, 2022, 2021, 2020, 2019, 2018, 2017, 2016:

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (in millions)(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
Revolving Credit Facilities
2016	$620	$2,349	—	N/A
2017	$642	$2,327	—	N/A
2018	$2,072	$2,226	—	N/A
2019	$2,278	$1,922	—	N/A
2020	$875	$1,766	—	N/A
2021	$4,132	$1,842	—	N/A
2022	$3,634	$1,803	—	N/A
2023	$2,734	$1,833	—	N/A
2024	$1,608	$1,897	—	N/A
2025	$2,127	$1,768	—	N/A
CLO-1 Notes
2019	$352	$1,922	—	N/A
2020	$352	$1,766	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (in millions)(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
2021	$352	$1,842	—	N/A
2022	$352	$1,803	—	N/A
2023	$344	$1,833	—	N/A
2024	$232	$1,897	—	N/A
CLO-2 Notes
2025	$380	$1,768	—	N/A
CLO-3 Notes
2025	$363	$1,768	—	N/A
Secured Borrowing
2016	$3	$2,349	—	N/A
4.000% Notes due 2019
2016	$400	$2,349	—	N/A
2017	$400	$2,327	—	N/A
2018	$400	$2,226	—	N/A
4.250% Notes due 2022
2016	$405	$2,349	—	N/A
2017	$405	$2,327	—	N/A
2018	$405	$2,226	—	N/A
4.750% Notes due 2022
2016	$275	$2,349	—	N/A
2017	$275	$2,327	—	N/A
2018	$275	$2,226	—	N/A
2019	$450	$1,922	—	N/A
2020	$450	$1,766	—	N/A
2021	$450	$1,842	—	N/A
5.000% Notes due 2022
2018	$245	$2,226	—	N/A
2019	$245	$1,922	—	N/A
2020	$245	$1,766	—	N/A
4.625% Notes due 2024
2019	$400	$1,922	—	N/A
2020	$400	$1,766	—	N/A
2021	$400	$1,842	—	N/A
2022	$400	$1,803	—	N/A
2023	$400	$1,833	—	N/A
1.650% Notes due 2024
2021	$500	$1,842	—	N/A
2022	$500	$1,803	—	N/A
2023	$500	$1,833	—	N/A
4.125% Notes due 2025
2019	$470	$1,922	—	N/A
2020	$470	$1,766	—	N/A
2021	$470	$1,842	—	N/A
2022	$470	$1,803	—	N/A
2023	$470	$1,833	—	N/A
2024	$470	$1,897	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (in millions)(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
4.250% Notes due 2025
2021	$475	$1,842	—	N/A
2022	$475	$1,803	—	N/A
2023	$475	$1,833	—	N/A
2024	$475	$1,897	—	N/A
8.625% Notes due 2025
2020	$250	$1,766	—	N/A
2021	$250	$1,842	—	N/A
2022	$250	$1,803	—	N/A
2023	$250	$1,833	—	N/A
2024	$250	$1,897	—	N/A
3.400% Notes due 2026
2020	$1,000	$1,766	—	N/A
2021	$1,000	$1,842	—	N/A
2022	$1,000	$1,803	—	N/A
2023	$1,000	$1,833	—	N/A
2024	$1,000	$1,897	—	N/A
2025	$1,000	$1,768	—	N/A
2.625% Notes due 2027
2021	$400	$1,842	—	N/A
2022	$400	$1,803	—	N/A
2023	$400	$1,833	—	N/A
2024	$400	$1,897	—	N/A
2025	$400	$1,768	—	N/A
3.250% Notes due 2027
2022	$500	$1,803	—	N/A
2023	$500	$1,833	—	N/A
2024	$500	$1,897	—	N/A
2025	$500	$1,768	—	N/A
3.125% Notes due 2028
2021	$750	$1,842	—	N/A
2022	$750	$1,803	—	N/A
2023	$750	$1,833	—	N/A
2024	$750	$1,897	—	N/A
2025	$750	$1,768	—	N/A
7.875% Notes due 2029
2023	$400	$1,833	—	N/A
2024	$400	$1,897	—	N/A
2025	$400	$1,768	—	N/A
6.875% Notes due 2029
2024	$600	$1,897	—	N/A
2025	$600	$1,768	—	N/A
6.125% Notes due 2030
2024	$700	$1,897	—	N/A
2025	$700	$1,768	—	N/A

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities (in millions)(1)	Asset Coverage per Unit(2)	Involuntary Liquidation Preference per Unit(3)	Average Market Value per Unit(4) (Exclude Bank Loans)
6.125% Notes due 2031
2025	$400	$1,768	—	N/A
_______________
(1)
(2)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less all liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit”.
(3)The amount to which such class of senior security would be entitled upon the voluntary liquidation of the Company in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)Not applicable because senior securities are not registered for public trading on an exchange.
Item 6.    [Reserved]
Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations. (in millions, except share and per share amounts)
All dollar amounts (except per share amounts) in this Management’s Discussion and Analysis of Financial Condition and Results of Operations are presented in millions unless otherwise noted.
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
•receiving and maintaining corporate credit ratings;
•the impact of changing interest rate and inflation levels, and their impact on our portfolio companies and on the industries in which we invest;
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
We are externally managed by the Adviser pursuant to the investment advisory agreement dated as of June 16, 2021, or the Advisory Agreement, and supervised by our board of directors, or the Board or the Board of Directors, a majority of whom are independent.
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
Expenses
Our primary operating expenses include the payment of management and incentive fees and other expenses under the Advisory Agreement and the administration agreement dated as of April 9, 2018 between us and our Adviser, or the Administration Agreement, interest expense from financing arrangements and other indebtedness, and other expenses necessary for our operations. The management and incentive fees compensate the Adviser for its work in identifying, evaluating, negotiating, executing, monitoring and servicing our investments.
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
Pursuant to the Administration Agreement, we reimburse the Adviser for expenses necessary to perform services related to our administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Future Standard and KKR Credit providing administrative services to us on behalf of the Adviser. We reimburse the Adviser no less than quarterly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to us based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. Our Board reviews the methodology employed in determining how the expenses are allocated to us and the proposed allocation of administrative expenses among us and certain affiliates of the Adviser. Our Board then assesses the reasonableness of such reimbursements for expenses allocated to us based on the breadth, depth and quality of such services as compared to the estimated cost to us of obtaining similar services from third-party service providers known to be available. In addition, our Board considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, our Board compares the total amount paid to the Adviser for such services as a percentage of our net assets to the same ratio as reported by other comparable BDCs.
We bear all other expenses of our operations and transactions, including (without limitation) fees and expenses relating to:

•corporate and organization expenses relating to offerings of our securities, subject to limitations included in the Advisory Agreement;
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
•brokerage commissions for our investments; and
•all other expenses incurred by the Adviser or us in connection with administering our business, including expenses incurred by the Adviser in performing administrative services for us and administrative personnel paid by the Adviser, to the extent they are not controlling persons of the Adviser or any of its affiliates, subject to the limitations included in the Advisory Agreement and the Administration Agreement.
In addition, we have contracted with State Street to provide various accounting and administrative services, including, but not limited to, preparing preliminary financial information for review by the Adviser, preparing and monitoring expense budgets, maintaining accounting and corporate books and records, processing trade information provided by us and performing testing with respect to RIC compliance.

Portfolio Investment Activity for the Years Ended December 31, 2025 and 2024
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the years ended December 31, 2025 and 2024:

					For the Year Ended
Net Investment Activity					December 31, 2025		December 31, 2024
Purchases					$5,638		$4,731
Sales and Repayments					(5,874)		(5,974)
Net Portfolio Activity					$(236)		$(1,243)

	For the Year Ended
	December 31, 2025				December 31, 2024
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$3,878	69%	$(3,859)	66%	$3,572	75%	$(4,237)	71%
Senior Secured Loans—Second Lien	—	—	(54)	1%	46	1%	(398)	7%
Other Senior Secured Debt	22	0%	(114)	2%	25	1%	—	—
Subordinated Debt	142	3%	(238)	4%	30	1%	(149)	2%
Asset Based Finance	897	16%	(1,343)	23%	1,046	22%	(1,058)	18%
Credit Opportunities Partners JV, LLC	630	11%	—	—	—	—	—	—
Equity/Other(1)	69	1%	(266)	4%	12	0%	(132)	2%
Total	$5,638	100%	$(5,874)	100%	$4,731	100%	$(5,974)	100%

(1) Equity/Other includes investments in preferred equity investments. During the year ended December 31, 2025, purchases of preferred equity investments were $11 and sales and repayments of preferred equity investments were $130.

The following table summarizes the composition of our investment portfolio at cost and fair value as of December 31, 2025 and 2024:

			December 31, 2025			December 31, 2024
			Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien			$7,819	$7,523	57.8%	$7,995	$7,795	57.8%
Senior Secured Loans—Second Lien			598	539	4.2%	690	693	5.1%
Other Senior Secured Debt			65	55	0.4%	130	123	0.9%
Subordinated Debt			122	126	1.0%	214	233	1.7%
Asset Based Finance			1,831	1,694	13.0%	2,232	2,102	15.6%
Credit Opportunities Partners JV, LLC			2,202	1,968	15.1%	1,572	1,363	10.1%
Equity/Other(2)			1,104	1,104	8.5%	1,211	1,181	8.8%
Total			$13,741	$13,009	100.0%	$14,044	$13,490	100.0%

(1) Amortized costs represent the original cost adjusted for the amortization of premiums and/or accretion of discounts and PIK interest or dividends, as applicable, on investments.
(2) As of December 31, 2025, Equity/Other included $791 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of December 31, 2025 and 2024:

					December 31, 2025		December 31, 2024
Number of Portfolio Companies					232		214
% Variable Rate Debt Investments (based on fair value)(1)(2)					60.9%		65.8%
% Fixed Rate Debt Investments (based on fair value)(1)(2)					8.2%		9.5%
% Other Income Producing Investments (based on fair value)(3)					21.4%		16.4%
% Non-Income Producing Investments (based on fair value)(2)					6.1%		6.1%

% of Investments on Non-Accrual (based on fair value)	3.4%	2.2%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.1%	11.3%
Weighted Average Annual Yield on All Debt Investments(5)	9.3%	10.7%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2025.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2025.

For the year ended December 31, 2025, our total return based on net asset value was 0.21% and our total return based on market value was (20.31)%. For the year ended December 31, 2024, our total return based on net asset value was 8.50% and our total return based on market value was 25.29%. See footnotes 6 and 7 to the table included in Note 11 to our audited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations
We define Direct Originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of December 31, 2025 and 2024:

Characteristics of All Direct Originations held in Portfolio	December 31, 2025	December 31, 2024
Number of Portfolio Companies	220	205
% of Investments on Non-Accrual (based on fair value)	3.4%	0.8%
Total Cost of Direct Originations	$13,350.0	$13,494.8
Total Fair Value of Direct Originations	$12,636.0	$13,010.9
% of Total Investments, at Fair Value	97.1%	96.4%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.1%	11.3%
Weighted Average Annual Yield on All Debt Investments(2)	9.3%	10.9%
________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2025.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2025.

Credit Opportunities Partners JV, LLC
COPJV, is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,800 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of December 31, 2025, the Company and SCRS have funded approximately $2,520.0 to COPJV, of which $2,205.0 was from the Company.
Below is a summary of COPJV’s portfolio as of December 31, 2025 and 2024:

	As of
	December 31, 2025	December 31, 2024
Total debt investments(1)	$4,530.1	$3,019.6
Weighted average annual yield on debt investments(2)	9.5%	10.3%
Number of portfolio companies in COPJV	158	117
Largest investment in a single portfolio company(1)	$107.3	$126.4
Unfunded commitments(1)	$111.9	$45.6
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of December 31, 2025, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of December 31, 2025.

Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$—	—	$4	0.0%
Banks	—	—	5	0.0%
Capital Goods	1,542	11.9%	1,712	12.7%
Commercial & Professional Services	1,726	13.3%	1,733	12.8%
Consumer Discretionary Distribution & Retail	60	0.5%	174	1.3%
Consumer Durables & Apparel	306	2.4%	229	1.7%
Consumer Services	263	2.0%	244	1.8%
Consumer Staples Distribution & Retail	99	0.8%	102	0.8%
Credit Opportunities Partners JV, LLC	1,968	15.1%	1,363	10.1%
Energy	24	0.2%	89	0.7%
Equity Real Estate Investment Trusts (REITs)	264	2.0%	278	2.1%
Financial Services	836	6.4%	998	7.4%
Food, Beverage & Tobacco	56	0.4%	113	0.8%
Health Care Equipment & Services	1,668	12.8%	1,667	12.4%
Household & Personal Products	112	0.9%	134	1.0%
Insurance	547	4.2%	735	5.4%
Materials	276	2.1%	334	2.5%
Media & Entertainment	508	3.9%	699	5.2%
Pharmaceuticals, Biotechnology & Life Sciences	217	1.7%	298	2.2%
Real Estate Management & Development	1	0.0%	27	0.2%
Software & Services	2,134	16.4%	2,187	16.2%
Technology Hardware & Equipment	2	0.0%	2	0.0%
Telecommunication Services	109	0.8%	69	0.5%
Transportation	291	2.2%	294	2.2%
Total	$13,009	100.0%	$13,490	100.0%
Portfolio Asset Quality
In addition to various risk management and monitoring tools, the Adviser uses an investment rating system to characterize and monitor the expected level of returns on each investment in our portfolio. The Adviser uses an investment rating scale of 1 to 4. The following is a description of the conditions associated with each investment rating:

Investment Rating	Summary Description
1	Performing Investment—generally executing in accordance with plan and there are no concerns about the portfolio company’s performance or ability to meet covenant requirements.

2	Performing investment—no concern about repayment of both interest and our cost basis but company’s recent performance or trends in the industry require closer monitoring.

3	Underperforming investment—some loss of interest or dividend possible, but still expecting a positive return on investment.

4	Underperforming investment—concerns about the recoverability of principal or interest.

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$8,774	67%	$9,316	69%
2	3,212	25%	3,454	26%
3	760	6%	568	4%
4	263	2%	152	1%
Total	$13,009	100%	$13,490	100%

The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.

Results of Operations
Comparison of the Years Ended December 31, 2025, 2024 and 2023
Set forth below is a comparison of the results of operations for the years ended December 31, 2025 and December 2024. The comparison of the fiscal years ended December 31, 2024 and December 31, 2023 can be found within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which is incorporated herein by reference.
Revenues
Our investment income for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended December 31,
	2025		2024
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$917	60.4%	$1,172	68.1%
Paid-in-kind interest income	224	14.7%	211	12.2%
Fee income	36	2.4%	63	3.7%
Dividend income	342	22.5%	275	16.0%
Total investment income(1)	$1,519	100.0%	$1,721	100.0%
____________
(1)Such revenues represent $1,267 and $1,467 of cash income earned as well as $252 and $254 in non-cash portions relating to accretion of discount and PIK interest for the years ended December 31, 2025 and 2024, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The decrease in combined interest and PIK income during the year ended December 31, 2025 compared to the year ended December 31, 2024 is primarily attributable to a decline in yields during the year ended December 31, 2025 compared to the year ended December 31, 2024 and the Company placing certain assets on non-accrual status during the year ended December 31, 2025.
The decrease in fee income during the year ended December 31, 2025 compared to the year ended December 31, 2024 can primarily be attributed to decreased origination activity during the year ended December 31, 2025.
The increase in dividend income during the year ended December 31, 2025 compared to the year ended December 31, 2024 can be primarily attributed to higher dividends on certain asset based finance investments and the increase in dividends paid in respect to our investment in COPJV during the year ended December 31, 2025.

Expenses
Our operating expenses, together with excise taxes, for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Management fees	$206	$216
Subordinated income incentive fees	136	167
Administrative services expenses	10	10
Accounting and administrative fees	4	4
Interest expense	464	465
Other expenses	23	23
Total operating expenses	$843	$885
Excise taxes	22	23
Total net expenses, including excise taxes	$865	$908
The decrease in expenses during the year ended December 31, 2025 compared to the year ended December 31, 2024 can primarily be attributed to a decrease in subordinated income incentive fees and management fees as a result of the lower asset base and lower investment income, as discussed above.
The following table reflects selected expense ratios as a percent of average net assets for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Ratio of operating expenses and excise taxes to average net assets	13.52%	13.29%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	9.72%	9.59%
Ratio of net operating expenses, excluding certain expenses, to average net assets	3.80%	3.70%
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
Net Investment Income
Our net investment income totaled $654 ($2.34 per share) and $813 ($2.90 per share) for the years ended December 31, 2025 and 2024, respectively.
The decrease in net investment income during the year ended December 31, 2025 compared to the year ended December 31, 2024 can primarily be attributed to lower investment income during the year ended December 31, 2025 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, financial instruments and foreign currency for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Net realized gain (loss) on investments(1)	$(339)	$(486)
Net realized gain (loss) on foreign currency forward contracts	(9)	19
Net realized gain (loss) on foreign currency	(28)	(9)
Total net realized gain (loss)	$(376)	$(476)
______________
(1)We sold investments and received principal repayments, respectively, of $2,929 and $2,414 during the year ended December 31, 2025 and $1,892 and $4,082 during the year ended December, 31, 2024.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
	2025	2024
Net change in unrealized appreciation (depreciation) on investments	$(178)	$217
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(12)	(7)
Net change in unrealized gain (loss) on foreign currency	(58)	38
Total net change in unrealized appreciation (depreciation)	$(248)	$248
During the year ended December 31, 2025, the net losses and change in unrealized appreciation (depreciation) was driven primarily by reduced valuations of certain portfolio companies during the year, including Production Resources Group, 48Forty Solutions and Kellermeyer Bergensons Services. During the year ended December 31, 2024, the net losses and change in unrealized appreciation (depreciation) was driven primarily by reduced valuations of certain portfolio companies during the year, including Miami Beach Medical Group, Production Resources Group, Maverick Natural Resources and Bowery Farming.
Provision for Taxes on Investments
We recorded a provision for taxes on realized and unrealized gains of $(12) and $0 during the years ended December 31, 2025 and 2024, respectively.
Realized Losses from Extinguishment of Debt
During the year ended December 31, 2025, we recorded a net realized loss from the extinguishment of debt of $(7). See Note 9 to our audited consolidated financial statements included herein for additional information regarding our financing arrangements.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the years ended December 31, 2025 and 2024, the net increase (decrease) in net assets resulting from operations was $11 ($0.04 per share) and $585 ($2.09 per share), respectively.

Financial Condition, Liquidity and Capital Resources
Overview
As of December 31, 2025, we had $208 in cash, cash equivalents, including money market funds, and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $3,268 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of December 31, 2025, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of December 31, 2025, we had unfunded debt investments with aggregate unfunded commitments of $1,447.4, unfunded equity/other commitments of $87.5 and unfunded commitments of $245.0 of COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities or other financing transactions. Our primary use of cash is investments in portfolio companies, payments of our expenses, including management fees, incentive fees and cost of any borrowings or other financing arrangements, including interest expenses, and the payment of cash distributions to our shareholders.
Asset Coverage
To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). As of December 31, 2025, the aggregate amount outstanding of the senior securities issued by us was $7.6 billion. As of December 31, 2025, our asset coverage was 177%. See Note 9 for a discussion of the Company’s financing arrangements.

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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of December 31, 2025:

	As of December 31, 2025
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	284	116	June 2, 2030
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	45	—	June 2, 2026
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95%(1)	265	35	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,533(5)	3,117(6)	July 16, 2030
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(7)(8)	Unsecured Notes	6.13%	400	—	January 15, 2031
CLO-2 Notes(2)(9)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%(1)	380	—	April 15, 2037
CLO-3 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.47% - 2.10%(1)	363	—	January 15, 2038
Total			$7,620	$3,268
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of December 31, 2025, there was $30 term loan outstanding at SOFR+1.90% and $15 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €361 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of December 31, 2025 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £180 has been converted to U.S dollars at an exchange rate of £1.00 to $1.34 as of December 31, 2025 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD3 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.67 as of December 31, 2025 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2025, $50 of such letters of credit have been issued.
(7)As of December 31, 2025, the fair value of the 3.400% Notes due 2026, the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 was approximately $1,000, $389, $483, $692, $414, $624, $732 and $403, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2025, the carrying values of the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% due 2031 include a $24, $32 and $3 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of December 31, 2025, there were $160.0 of Class A-1 notes outstanding at SOFR+1.48%, $100.0 of Class A-1L notes outstanding at SOFR+1.48%, $30.0 of Class A-1W notes outstanding at SOFR+1.48%, $20.0 of Class A-2L notes outstanding at SOFR+1.60%, $30.0 of Class B notes outstanding at SOFR+1.75% and $40.0 of Class C notes outstanding at SOFR+2.15%.
(10)As of December 31, 2025, there were $125.5 of Class A-1 Notes outstanding at SOFR+1.47%, $150.0 of Class A-1 Senior Floating Rate Loans outstanding at SOFR+1.47%, $19.0 of Class A-2 notes outstanding at SOFR+1.65%, $35.6 of Class B notes outstanding at SOFR+1.80% and $33.2 of Class C notes outstanding at SOFR+2.10%.

See Note 9 to our consolidated financial statements included herein for additional information regarding our financing arrangements.
Equity Issuances
On May 9, 2025, we entered into separate equity distribution agreements, or the Equity Distribution Agreements, with each of Truist Securities, Inc., RBC Capital Markets, LLC, KKR Capital Markets LLC, and SMBC Nikko Securities America, Inc., pursuant to which we may, from time to time, issue and sell up to an aggregate gross amount of $750 million in shares of our common stock through public or at-the-market offerings, or the ATM Program. During the year ended December 31, 2025, the Company did not issue or sell shares of its common stock under the ATM Program. For further details regarding the ATM Program and the Equity Distribution Agreements, see “At the Market” Offering” in Note 3 to our consolidated financial statements included herein.
RIC Status and Distributions
We have elected to be subject to tax as a RIC under Subchapter M of the Code. In order to qualify for RIC tax treatment, we must, among other things, make timely distributions of an amount at least equal to 90% of our investment company taxable income, determined without regard to any deduction for distributions paid, each tax year. As long as the distributions are declared by the later of the fifteenth day of the tenth month following the close of a tax year or the due date of the tax return for such tax year, including extensions, distributions paid up to twelve months after the current tax year can be carried back to the prior tax year for determining the distributions paid in such tax year. We intend to make sufficient distributions to our stockholders to qualify for and maintain our RIC tax status each tax year. We are also subject to a 4% nondeductible federal excise tax on certain undistributed income unless we make distributions in a timely manner to our stockholders generally of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of our capital gain net income, which is the excess of capital gains in excess of capital losses, or “capital gain net income” (adjusted for certain ordinary losses), for the one-year period ending October 31 of that calendar year and (3) any net ordinary income and capital gain net income for the preceding years that were not distributed during such years and on which we paid no U.S. federal income tax. Any distribution declared by us during October, November or December of any calendar year, payable to stockholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been paid by us, as well as received by our stockholders, on December 31 of the calendar year in which the distribution was declared. We can offer no assurance that we will achieve results that will permit us to pay any cash distributions. If we issue senior securities, we may be prohibited from making distributions if doing so causes us to fail to maintain the asset coverage ratios stipulated by the 1940 Act or if distributions are limited by the terms of any of our borrowings.
Subject to applicable legal restrictions and the sole discretion of our Board, we intend to authorize, declare and pay regular cash distributions on a quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay special interim distributions in the form of cash or shares of our common stock at the discretion of our Board.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the tax years ended December 31, 2025, 2024 or 2023 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under our distribution reinvestment plan. Any distributions reinvested under the plan will nevertheless remain taxable to a stockholder.
The following tables reflect the distributions per share that we have declared on our common stock during the years ended December 31, 2025 and 2024:

	For the Year Ended December 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
May 5, 2025	Base	June 18, 2025	July 2, 2025	0.64
May 5, 2025	Supplemental	June 18, 2025	July 2, 2025	0.06
July 31, 2025	Base	September 17, 2025	October 2, 2025	0.64
July 31, 2025	Supplemental	September 17, 2025	October 2, 2025	0.06
October 8, 2025	Base	December 3, 2025	December 17, 2025	0.64
October 8, 2025	Supplemental	December 3, 2025	December 17, 2025	0.06
Total Dividends Declared				$2.80

	For the Year Ended December 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
November 2, 2023	Special	May 15, 2024	May 29, 2024	0.05
May 2, 2024	Base	June 12, 2024	July 2, 2024	0.64
May 2, 2024	Supplemental	June 12, 2024	July 2, 2024	0.06
July 31, 2024	Base	September 11, 2024	October 2, 2024	0.64
July 31, 2024	Supplemental	September 11, 2024	October 2, 2024	0.06
October 8, 2024	Base	December 4, 2024	December 18, 2024	0.64
October 8, 2024	Supplemental	December 4, 2024	December 18, 2024	0.06
Total Dividends Declared				$2.90

See Note 5 to our consolidated financial statements contained in this annual report on Form 10-K for additional information regarding our distributions, including a reconciliation of our GAAP-basis net investment income to our tax-basis net investment income for the years ended December 31, 2025, 2024 and 2023.
Recent Developments
On February 19, 2026, our Board declared a regular quarterly distribution of $0.48 per share consisting of a $0.45 base distribution and a $0.03 supplemental distribution, which will be paid on or about April 2, 2026 to stockholders of record as of the close of business on March 18, 2026. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our Board.
On February 23, 2026, the Company sold $189 million of its equity interests in COPJV to SCRS. In connection therewith, SCRS increased its capital commitment by a net amount of $175 million. Giving effect to the transaction, COPJV had total capital commitments of $2.975 billion, $2.45 billion of which was from us and the remaining $525 million of which was from SCRS. Based on current funded capital, SCRS’ ownership percentage of COPJV increased from 12.5% to 21.1% and the Company’s ownership percentage decreased from 87.5% to 78.9%.
Critical Accounting Policies and Estimates
Our financial statements are prepared in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management utilizes available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. Actual results may differ from these estimates. In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in “Note 2. Summary of Significant Accounting Policies” in our consolidated financial statements.
Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. We evaluate our critical accounting estimates and judgments required by our policies on an ongoing basis and update them as necessary based on changing conditions. We have identified one of our accounting policies, valuation of portfolio investments, specifically the valuation of Level 3 investments, as critical because it involves significant judgments and assumptions about highly complex and inherently uncertain matters, and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition. As we execute our operating plans, we will describe additional critical accounting policies in the notes to our future financial statements in addition to those discussed below and in the notes to our consolidated financial statements included herein.
As of December 31, 2025, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 94.76% of our total assets, as compared to 96.87% of our total assets as of December 31, 2024.

Valuation of Portfolio Investments
Our Board is responsible for overseeing the valuation of our portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, our Board has designated the Adviser as our valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
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
The Adviser determines the fair value of our investment portfolio each quarter. Securities that are publicly-traded with readily available market prices will be valued at the reported closing price on the valuation date. Securities that are not publicly-traded with readily available market prices will be valued at fair value as determined in good faith by the Adviser, in accordance with valuation policies approved by our Board. In connection with that determination, the Adviser will prepare portfolio company valuations which are based on relevant inputs, including, but not limited to, indicative dealer quotes, values of like securities, recent portfolio company financial statements and forecasts, and valuations prepared by independent third-party pricing and valuation services.
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
•the Adviser then provides the Board’s valuation committee with its valuation determinations and valuation-related information for each portfolio company or investment, along with any applicable supporting materials; and other information that is relevant to the fair valuation process as required by the Adviser’s board reporting obligations;
•the Board’s valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee’s role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides our Board with a report regarding the quarterly valuation process.
In circumstances where the Adviser deems appropriate, the Adviser’s internal valuation team values certain investments. When performing the internal valuations, the Adviser utilizes similar valuation techniques as an independent third-party pricing service would use. Such valuations are approved by an internal valuation committee of the Adviser, with oversight from the valuation committee of the Board, as described above.
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
Domestic and foreign fixed-income instruments and non-exchange traded derivatives are normally valued on the basis of quotes obtained from brokers and dealers or pricing services using data reflecting the earlier closing of the principal markets for those securities. Bank loans, including senior secured floating rate and fixed-rate loans, are valued by using readily available market quotations or another commercially reasonable method selected by an independent, third-party pricing service that has been engaged by the Adviser, or, if such independent, third-party valuations are not available, by using broker quotations. Senior secured adjustable, variable or floating rate loans for which an active secondary market exists to a reliable degree will be valued at the bid price in the market for such loans, as provided by a loan pricing service. Directly originated loans are valued on an individual loan level. In doing so, the Adviser may engage an independent, third-party valuation agent, and fair valuation of such loans will be performed using inputs that incorporate borrower level data, including significant events affecting the issuer or collateral and market developments. Prices obtained from independent pricing services use information provided by market makers or estimates of market values obtained from yield data relating to investments or securities with similar characteristics. Exchange traded options, futures and options on futures are valued at the settlement price determined by the relevant exchange. The value of swaps, including credit default swaps, total return swaps and interest rate swaps will be determined by obtaining at least one dealer quotation (including information from counterparties) or valuations from third-party pricing services. If no quotations or valuations are available, or if such quotations or valuations are believed to be unreliable, swaps will be fair valued pursuant to procedures adopted by the Adviser and overseen by the Board.
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
Our equity interests in portfolio companies for which there is no liquid public market are valued at fair value. Generally, the value of our equity interests in public companies for which market quotations are readily available is based upon the most recent closing public market price. Portfolio securities that carry certain restrictions on sale are typically valued at a discount from the public market value of the security. The Adviser will normally use pricing data for domestic or foreign equity securities received shortly after the close of the primary securities exchange on which such securities trade and does not normally take into account trading, clearances or settlements that take place after the close of the exchange.
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
Other Contractual Obligations
We have entered into agreements with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the years ended December 31, 2025, 2024 and 2023.
If any of our contractual obligations are terminated, our costs may increase under any new agreements that we enter into as replacements. We would also likely incur expenses in locating alternative parties to provide the services we expect to receive under our Advisory Agreement and our Administration Agreement.
Off-Balance Sheet Arrangements
We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit, including unfunded commitments, and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized in the balance sheet.
Recently Issued Accounting Standards
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of December 31, 2025, 60.9% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 8.2% were debt investments paying fixed interest rates while 21.4% were other income producing investments, 6.1% consisted of non-income producing investments, and the remaining 3.4% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
Pursuant to the terms of the Callowhill Credit Facility, CCT Tokyo Funding Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility, CLO-2 Notes and CLO-3 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 3.400% Notes due 2026, the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031, we pay interest to the holders of such notes at a fixed rate, except that the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 have been swapped from a fixed rate to a floating rate through interest rate swaps. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of December 31, 2025 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 250 basis points	$(202)	$(116)	$(86)	(15.5)%
Down 200 basis points	$(162)	$(92)	$(70)	(12.7)%
Down 150 basis points	$(122)	$(69)	$(53)	(9.5)%
Down 100 basis points	$(81)	$(46)	$(35)	(6.4)%
Down 50 basis points	(41)	(23)	(18)	(3.3)%
Up 50 basis points	41	23	18	3.3%
Up 100 basis points	81	46	35	6.4%
Up 150 basis points	122	69	53	9.5%
Up 200 basis points	162	92	70	12.7%
Up 250 basis points	202	116	86	15.5%
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
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of December 31, 2025, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of December 31, 2025 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of December 31, 2025					Economically Hedged As of December 31, 2025
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of December 31, 2025 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	3.1	$2.1	$2.7	$0.3	—		$—
British Pounds Sterling		£226.0	303.8	318.2	31.8		£104.0	139.7
Euros		€300.2	352.2	375.9	37.6		€10.7	12.5
Swedish Krona	SEK	1,036.0	112.3	95.4	9.5	SEK	624.0	67.8
Total			$770.4	$792.2	$79.2			$220.0
_______________
(1)Excludes effect, if any, of any foreign currency hedges.
As illustrated in the table above, we use derivative instruments from time to time, including foreign currency forward contracts and cross currency swaps, to manage the impact of fluctuations in foreign currency exchange rates. In addition, we have the ability to borrow in foreign currencies under our Senior Secured Revolving Credit Facility and Callowhill Credit Facility, which provides a natural hedge with regard to changes in exchange rates between the foreign currencies and U.S. dollar and reduces our exposure to foreign exchange rate differences. We are typically a net receiver of these foreign currencies as related for our international investment positions, and, as a result, our investments denominated in foreign currencies, to the extent not hedged, benefit from a weaker U.S. dollar and are adversely affected by a stronger U.S. dollar.

As of December 31, 2025, the net contractual amount of our foreign currency forward contracts totaled $220.0, all of which related to hedging of our foreign currency denominated debt investments. As of December 31, 2025, we had outstanding borrowings denominated in foreign currencies of €361, £180 and AUD3 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 8.    Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting as of December 31, 2025 has been audited by our independent registered public accounting firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of FS KKR Capital Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of FS KKR Capital Corp. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025 of the Company and our report dated February 25, 2026, expressed an unqualified opinion on those financial statements.

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
February 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of FS KKR Capital Corp.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying consolidated balance sheets of FS KKR Capital Corp. and subsidiaries (the “Company”), including the consolidated schedules of investments, as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in net assets, and cash flows for each of the three years in the period ended December 31, 2025, the financial highlights for each of the five years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, changes in net assets, and its cash flows for each of the three years in the period ended December 31, 2025, and the financial highlights for each of the five years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2026 expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of investments owned as of December 31, 2025 and 2024, by correspondence with the custodian, loan agents, and borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

We identified the valuation of Level 3 investments as a critical audit matter because of the judgments necessary for management to select valuation techniques and to use significant unobservable inputs, such as selected discount rates, projected future cash flows, and comparable company multiples, to estimate the fair value as of December 31, 2025. This required a high degree of auditor judgment and extensive audit effort, including the need to involve fair value specialists who possess significant valuation experience, to evaluate the appropriateness of the valuation techniques and the significant unobservable inputs, when performing audit procedures to audit management’s estimate of fair value of Level 3 investments.

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
February 25, 2026
We have served as the auditor of one or more investment companies within the group of investment companies since 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of FS KKR Capital Corp.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of FS KKR Capital Corp. and subsidiaries (the "Company"), including the consolidated schedules of investments, as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in net assets, and cash flows, for each of the three years in the period then ended, financial highlights for each of the five years in the period then ended, and the related notes, and in our report dated February 25, 2026, we expressed an unqualified opinion thereon. We have also previously audited, in accordance with the standards of the PCAOB, the consolidated balance sheet, including the consolidated schedules of investments, as of December 31, 2023, 2022, 2021, 2020, and 2019, and the related statements of operations, cash flows, and changes in net assets for the years ended December 31, 2023, 2022, 2021, 2020, and 2019, and the related notes (none of which are presented herein) and we expressed unqualified opinions on those consolidated financial statements. In our opinion, the information set forth in the senior securities table of the Company for each of the five years in the period ended December 31, 2025, appearing on page 66 of this Form 10-K, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived. The financial information set forth in the senior securities table of the Company for the years ended December 31, 2018, 2017, and 2016 was derived from financial statements audited by predecessor auditors, and we do not express an opinion on that financial information.

/s/ Deloitte & Touche LLP
San Francisco, California
February 25, 2026

Part I—FINANCIAL INFORMATION
FS KKR Capital Corp.
Consolidated Balance Sheets
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	December 31,
	2025	2024
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$8,406 and $8,830, respectively)	$8,164	$8,573
Non-controlled/affiliated investments (amortized cost—$929 and $1,128, respectively)	855	1,140
Controlled/affiliated investments (amortized cost—$4,406 and $4,086, respectively)	3,990	3,777
Total investments, at fair value (amortized cost—$13,741 and $14,044, respectively)	13,009	13,490
Cash and cash equivalents	181	278
Foreign currency, at fair value (cost—$27 and $17, respectively)	27	18
Receivable for investments sold and repaid	313	186
Income receivable	98	187
Unrealized appreciation on foreign currency forward contracts	—	3
Deferred financing costs	32	26
Prepaid expenses and other assets	69	31
Total assets	$13,729	$14,219

Liabilities
Payable for investments purchased	$8	$2
Debt (net of deferred financing costs and discount of $45 and $49, respectively)(1)	7,634	7,351
Unrealized depreciation on foreign currency forward contracts	10	1
Stockholder distributions payable	—	—
Management and investment adviser fees payable	50	53
Subordinated income incentive fees payable(2)	28	35
Administrative services expense payable	1	3
Interest payable	77	108
Other accrued expenses and liabilities	72	44
Total liabilities	7,880	7,597
Commitments and contingencies(3)

Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 280,066,433 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,199	9,284
Retained earnings (accumulated deficit)(4)	(3,350)	(2,662)
Total stockholders’ equity	5,849	6,622
Total liabilities and stockholders’ equity	$13,729	$14,219
Net asset value per share of common stock at year end	$20.89	$23.64
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

FS KKR Capital Corp.
Consolidated Statements of Operations
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Investment income
From non-controlled/unaffiliated investments:
Interest income	$844	$1,059	$1,183
Paid-in-kind interest income	69	67	108
Fee income	31	53	30
Dividend and other income	35	26	14
From non-controlled/affiliated investments:
Interest income	30	42	25
Paid-in-kind interest income	66	50	39
Fee income	4	1	1
Dividend and other income	24	16	28
From controlled/affiliated investments:
Interest income	43	71	87
Paid-in-kind interest income	89	94	45
Fee income	1	9	4
Dividend and other income	283	233	266
Total investment income	1,519	1,721	1,830

Operating expenses
Management fees	206	216	226
Subordinated income incentive fees(1)	136	167	181
Administrative services expenses	10	10	12
Accounting and administrative fees	4	4	4
Interest expense(2)	464	465	467
Other general and administrative expenses	23	23	26
Total operating expenses	843	885	916
Net investment income before taxes	676	836	914
Excise taxes	22	23	22
Net investment income	654	813	892

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(263)	(448)	(147)
Non-controlled/affiliated investments	(2)	(61)	(21)
Controlled/affiliated investments	(74)	23	(175)
Net realized gain (loss) on foreign currency forward contracts	(9)	19	8
Net realized gain (loss) on foreign currency	(28)	(9)	12
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	14	255	30
Non-controlled/affiliated investments	(86)	134	9
Controlled/affiliated investments	(106)	(172)	127
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(12)	(7)	(15)
Net change in unrealized gain (loss) on foreign currency	(58)	38	(21)
Total net realized and unrealized gain (loss)	(624)	(228)	(193)
Provision for taxes on realized and unrealized gains on investments	(12)	—	(3)
Realized loss on extinguishment of debt	(7)	—	—
Net increase (decrease) in net assets resulting from operations	$11	$585	$696

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Operations (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings per Share)	$0.04	$2.09	$2.48
Weighted average shares outstanding	280,066,433	280,066,433	280,276,768
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Changes in Net Assets
(dollar amounts in millions unless otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Operations
Net investment income	$654	$813	$892
Net realized gain (loss) on investments, foreign currency forward contracts, foreign currency, provision for taxes on realized gains on investments and extinguishment of debt	(395)	(476)	(326)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	(190)	210	151
Net change in unrealized gain (loss) on foreign currency	(58)	38	(21)
Net increase (decrease) in net assets resulting from operations	11	585	696
Stockholder distributions(2)
Distributions to stockholders	(784)	(812)	(827)
Net decrease in net assets resulting from stockholder distributions	(784)	(812)	(827)
Capital share transactions(3)
Repurchases of common stock	—	—	(32)
Net increase (decrease) in net assets resulting from capital share transactions	—	—	(32)
Total increase (decrease) in net assets	(773)	(227)	(163)
Net assets at beginning of year	6,622	6,849	7,012
Net assets at end of year	$5,849	$6,622	$6,849
_______________
(1)See Note 7 for a discussion of the Company’s financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Statements of Cash Flows
(dollar amounts in millions unless otherwise noted)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$11	$585	$696
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(5,107)	(4,731)	(1,817)
Paid-in-kind interest	(224)	(203)	(144)
Proceeds from sales and repayments of investments	5,343	5,974	2,570
Net realized (gain) loss on investments	339	486	343
Net change in unrealized (appreciation) depreciation on investments	178	(217)	(166)
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	12	7	15
Realized loss on extinguishment of debt	7	—	—
Accretion of discount	(39)	(61)	(58)
Amortization of deferred financing costs and discount	24	19	16
Net change in unrealized (appreciation) depreciation on foreign currency translation	98	(36)	17
(Increase) decrease in receivable for investments sold and repaid	(127)	60	(34)
(Increase) decrease in income receivable	80	14	(63)
(Increase) decrease in prepaid expenses and other assets	6	(8)	1
Increase (decrease) in payable for investments purchased	6	2	(14)
Increase (decrease) in management fees payable	(3)	(3)	(3)
Increase (decrease) in subordinated income incentive fees payable	(7)	(6)	14
Increase (decrease) in administrative services expense payable	(2)	(2)	(1)
Increase (decrease) in interest payable	(31)	10	8
Increase (decrease) in other accrued expenses and liabilities	28	11	4
Net cash provided by (used in) operating activities	592	1,901	1,384
Cash flows from financing activities
Repurchases of common stock	—	—	(32)
Stockholder distributions	(784)	(1,008)	(823)
Borrowings under financing arrangements	8,208	4,957	2,169
Repayments of financing arrangements	(8,070)	(5,759)	(2,697)
Deferred financing costs paid	(33)	(26)	(21)
Net cash provided by (used in) financing activities	(679)	(1,836)	(1,404)
Effect of exchange rate changes on cash	(1)	—	—
Total increase (decrease) in cash	(88)	65	(20)
Cash and foreign currency at beginning of year	296	231	251
Cash and foreign currency at end of year	$208	$296	$231
Supplemental disclosure
Federal income taxes paid during the year	$14	$3	$1
Interest paid during the year	$471	$437	$443

Supplemental disclosure of non-cash operating activities:
During the year ended December 31, 2025, the Company contributed $531 of investments at fair value to Credit Opportunities Partners JV, LLC.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—128.6%
3Pillar Global Inc	(v)	Software & Services	SF	+	6.0%			0.8%	11/2026		$3.2	$3.2	$3.1
3Pillar Global Inc	(i)(v)	Software & Services	SF	+	6.0%			0.8%	11/2027		122.2	121.8	117.6
3Pillar Global Inc	(x)	Software & Services	SF	+	6.0%			0.8%	11/2026		6.0	6.0	5.7
48Forty Solutions LLC	(ac)(v)(y)(z)	Commercial & Professional Services	SF	+	6.0%	(3.5% PIK	/ 3.5% PIK)	1.0%	11/2029		180.2	179.5	86.0
48Forty Solutions LLC	(ac)(v)(y)(z)	Commercial & Professional Services	SF	+	6.0%			1.0%	11/2029		8.5	8.3	4.0
48Forty Solutions LLC	(ac)(x)(y)(z)	Commercial & Professional Services	SF	+	6.0%			1.0%	11/2029		2.1	2.1	1.0
Aareon AG	(v)(w)	Software & Services	E	+	4.5%	(0.0% PIK	/ 1.8% PIK)	0.0%	10/2031		€3.5	3.9	4.2
Aareon AG	(w)(x)	Software & Services	E	+	4.5%	(0.0% PIK	/ 1.8% PIK)	0.0%	10/2031		10.1	11.3	11.4
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		$0.5	0.5	0.5
Advanced Dermatology & Cosmetic Surgery	(k)(l)(t)(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2027		44.9	44.3	44.9
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		3.1	3.1	3.1
Advania Sverige AB	(aa)(v)(w)	Software & Services	E	+	4.3%			0.0%	05/2031		€5.0	5.4	5.9
Advania Sverige AB	(v)(w)	Software & Services	SA	+	5.0%			0.0%	06/2031		£51.4	65.0	69.1
Advania Sverige AB	(v)(w)	Software & Services	SR	+	5.0%			0.0%	06/2031	SEK	161.1	14.9	17.5
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		$12.7	12.7	11.8
Affordable Care Inc	(ac)(l)(v)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/2028		58.1	58.1	54.2
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		0.1	0.1	0.1
AGS Health LLC	(k)(v)	Software & Services	SF	+	4.5%			0.5%	08/2032		17.3	17.3	17.3
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.0	6.0	6.0
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		2.1	2.1	2.1
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	5.3%			1.0%	02/2030		0.1	—	0.1
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	6.3%	(5.3% PIK	/ 5.3% PIK)	1.0%	02/2030		10.7	10.6	10.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		1.7	1.7	1.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		2.3	2.3	2.3
A-Lign Assurance LLC	(k)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2032		11.0	10.9	10.9
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2032		3.2	3.2	3.2
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.5%			0.8%	08/2032		1.5	1.5	1.5
Alpha Financial Markets Consulting PLC	(v)(w)	Commercial & Professional Services	SA	+	4.8%			0.0%	08/2031		£2.6	3.5	3.5
Alpha Financial Markets Consulting PLC	(w)(x)	Commercial & Professional Services	SA	+	4.8%			0.0%	08/2031		1.8	2.3	2.3
American Vision Partners	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		$3.1	3.1	3.1
American Vision Partners	(i)(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2027		89.5	89.3	89.5
American Vision Partners	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		4.7	4.7	4.7
Amerivet Partners Management Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028		67.0	66.8	65.6
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028		8.4	8.4	8.2
Apex Group Limited	(aa)(v)(w)	Financial Services	SF	+	3.5%			0.0%	02/2032		2.4	2.4	2.3
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029		1.3	1.3	1.3
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Apex Service Partners LLC	(k)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030	$31.0	$31.0	$31.3
Apex Service Partners LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030	92.7	92.0	93.7
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029	3.8	3.8	3.8
Arcfield Acquisition Corp	(x)	Capital Goods	SF	+	5.0%			0.5%	10/2031	6.0	6.0	6.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	(k)(l)(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/2031	52.5	52.2	52.5
Arcwood Environmental (fka Heritage Environmental Services Inc)	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031	16.7	16.7	16.7
Arcwood Environmental (fka Heritage Environmental Services Inc)	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/2030	8.0	8.0	8.0
Area Wide Protective Inc	(k)(v)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/2030	14.3	14.2	14.3
Area Wide Protective Inc	(x)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/2030	12.1	12.1	12.1
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	6.0%	PIK		1.0%	09/2026	27.9	27.9	27.9
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2026	93.9	93.6	93.0
Avetta LLC	(l)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	8.4	8.3	8.4
Avetta LLC	(x)	Software & Services	SF	+	4.2%			0.5%	07/2030	1.8	1.8	1.8
Avetta LLC	(x)	Software & Services	SF	+	4.3%			0.5%	07/2030	0.8	0.8	0.8
Avetta LLC	(x)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	3.7	3.7	3.7
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/2031	£50.2	64.0	66.8
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031	€4.7	5.0	5.4
BDO USA PA	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/2028	$27.8	27.4	27.8
BDO USA PA	(v)	Commercial & Professional Services	SF	+	4.5%			2.0%	08/2028	1.4	1.4	1.4
Belk Inc	(ac)(v)	Consumer Discretionary Distribution & Retail			15.0%				07/2029	22.8	22.8	23.1
BGB Group LLC	(v)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	26.0	26.0	26.0
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	3.2	3.2	3.2
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	4.8	4.8	4.8
Bonterra LLC	(k)(l)(p)(t)(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	134.3	133.8	134.3
Bonterra LLC	(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	2.5	2.5	2.5
Bonterra LLC	(x)	Software & Services	SF	+	4.8%			0.8%	03/2032	14.4	14.4	14.4
Cadence Education LLC	(v)	Consumer Services	SF	+	5.0%			0.8%	05/2031	10.3	10.3	10.3
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2030	8.5	8.5	8.5
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2031	4.0	4.0	4.0
Cambrex Corp	(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/2032	30.8	30.7	31.1
Cambrex Corp	(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/2032	0.5	0.5	0.5
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/2032	7.8	7.8	7.8
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/2032	9.4	9.4	9.5
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	$5.6	$5.6	$5.7
Carrier Fire Protection	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	0.8	0.8	0.8
Carrier Fire Protection	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	10.1	10.1	10.2
Carrier Fire Protection	(v)	Commercial & Professional Services	E	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	€2.4	2.6	2.8
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	$1.8	1.8	1.8
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	2.1	2.1	2.1
Circana Group (f.k.a. NPD Group)	(k)(l)(v)	Consumer Services	SF	+	4.3%			0.8%	12/2029	17.3	17.3	17.5
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF	+	4.5%			0.8%	12/2028	4.3	4.3	4.3
Civica Group Ltd	(v)(w)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	£3.5	4.4	4.6
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	4.0	5.1	5.1
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 5.5% PIK)	0.0%	08/2030	3.6	4.4	4.5
Clarience Technologies LLC	(k)(l)(p)(t)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	$86.5	86.5	86.8
Clarience Technologies LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	02/2032	2.6	2.6	2.6
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	02/2031	12.4	12.4	12.4
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	27.5	27.5	27.6
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	02/2032	1.9	1.9	1.9
CLEAResult Consulting Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	18.0	17.8	18.2
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	4.5	4.5	4.6
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/2031	3.0	3.0	3.0
ClubCorp Club Operations Inc	(k)(v)	Consumer Services	SF	+	5.0%			1.0%	07/2032	18.0	17.9	18.1
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2031	5.7	5.7	5.7
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2032	3.4	3.4	3.4
Com Laude Group Ltd	(ab)(v)(w)	Software & Services	SF	+	5.0%			0.8%	12/2032	16.0	15.9	15.9
Com Laude Group Ltd	(ab)(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	3.1	3.1	3.1
Com Laude Group Ltd	(ab)(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	1.3	1.3	1.3
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.3%			0.8%	12/2032	3.0	3.0	3.0
Community Brands Inc	(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	0.3	0.3	0.3
Community Brands Inc	(k)(t)(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	43.7	43.4	44.1
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	4.1	4.1	4.1
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	7.1	7.1	7.1
Consilium Safety Group AB	(w)(x)	Capital Goods	E	+	5.5%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031	€9.8	10.5	10.6
Corsearch Intermediate Inc	(l)(v)	Software & Services	SF	+	5.5%			1.0%	04/2028	$30.1	29.2	29.5
CSafe Global	(p)(t)(v)	Transportation	SF	+	5.8%			0.8%	12/2028	86.8	86.7	86.8
CSafe Global	(v)	Transportation	SA	+	5.8%			0.8%	12/2028	£15.3	19.5	20.5
CSafe Global	(v)	Transportation	SF	+	5.8%			0.8%	03/2029	$2.3	2.3	2.3
CSafe Global	(x)	Transportation	SF	+	5.8%			0.8%	03/2029	9.2	9.2	9.2
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	04/2032	3.2	3.2	3.1
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%			0.0%	04/2032	4.7	4.7	4.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Dedalus Finance GmbH	(aa)(v)(w)	Software & Services	E	+	3.8%			0.0%	05/2030		€1.0	$1.1	$1.2
Dental Care Alliance Inc	(l)(v)(y)(z)	Health Care Equipment & Services	SF	+	8.4%			0.8%	04/2028		$74.0	72.4	63.7
Dental Care Alliance Inc	(l)(v)(y)(z)	Health Care Equipment & Services	SF	+	6.4%			0.8%	04/2028		34.5	34.5	29.7
Dental365 LLC	(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/2028		0.5	0.5	0.5
Dental365 LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		24.4	24.4	24.4
Dental365 LLC	(k)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		13.6	13.6	13.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/2028		4.6	4.6	4.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		3.6	3.6	3.6
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	12/2029		0.4	0.4	0.4
DOXA Insurance Holdings LLC	(k)(l)(v)	Insurance	SF	+	4.5%			0.8%	12/2030		33.2	33.1	33.2
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	12/2029		2.9	2.9	2.9
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	12/2030		18.8	18.8	18.8
DuBois Chemicals Inc	(k)(l)(t)(v)	Materials	SF	+	5.0%			0.8%	06/2031		49.8	49.6	50.1
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		4.3	4.3	4.3
Eagle Railcar Services Roscoe Inc	(l)	Transportation	SF	+	4.5%			0.5%	06/2032		8.4	8.3	8.4
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			0.5%	06/2032		10.8	10.8	10.8
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			1.0%	06/2032		12.0	12.0	12.1
Envirotainer Ltd	(w)(x)	Transportation	E	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.0%	07/2029		€2.7	2.8	2.8
Excelitas Technologies Corp	(l)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		$1.9	1.9	1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2028		2.4	2.4	2.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		22.6	22.6	22.6
Flexera Software LLC	(k)(p)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		59.8	59.7	59.7
Flexera Software LLC	(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		1.7	1.7	1.7
Flexera Software LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.5	6.5	6.5
Follett Software Co	(k)(t)(v)	Software & Services	SF	+	4.5%			0.5%	08/2031		18.8	18.7	19.0
Follett Software Co	(x)	Software & Services	SF	+	4.5%			0.5%	08/2030		5.6	5.6	5.6
Fortnox AB	(w)(x)	Software & Services	SR	+	4.8%	(0.0% PIK	/ 2.6% PIK)	0.0%	06/2032	SEK	85.7	9.0	8.8
Foundation Consumer Brands LLC	(k)(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		$73.9	72.9	73.9
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		7.7	7.7	7.7
Foundation Risk Partners Corp	(v)	Insurance	SF	+	4.8%			0.8%	10/2029		3.0	2.9	3.0
Foundation Risk Partners Corp	(k)(l)(v)	Insurance	SF	+	4.8%			0.8%	10/2030		93.5	92.9	93.5
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2029		8.9	8.9	8.9
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2030		6.6	6.6	6.6
Frontline Road Safety LLC	(l)(v)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/2032		46.7	46.5	46.9
Frontline Road Safety LLC	(v)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/2032		58.8	58.6	59.0
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%			0.0%	03/2032		15.7	15.7	15.7
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%				03/2032		14.3	14.3	14.3
Fullsteam Holdings LLC	(k)(v)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		33.2	32.9	32.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031	$11.1	$11.0	$11.0
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%			0.8%	08/2031	3.7	3.7	3.7
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	6.3%			1.0%	05/2028	123.1	123.1	121.3
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028	65.9	65.9	64.4
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.8%			1.0%	05/2028	40.0	39.5	39.2
Galaxy Universal LLC	(x)	Consumer Durables & Apparel	SF	+	5.8%			1.0%	05/2028	11.4	11.4	11.2
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	09/2028	2.3	2.2	2.3
Galway Partners Holdings LLC	(k)(l)(p)(t)(v)	Insurance	SF	+	4.5%			0.8%	09/2028	77.9	77.2	77.9
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028	10.7	10.7	10.7
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028	6.7	6.7	6.7
General Datatech LP	(k)(l)(t)(v)	Software & Services	SF	+	6.0%			1.0%	06/2027	109.6	109.3	109.6
Gigamon Inc	(v)	Software & Services	SF	+	5.8%			0.8%	03/2028	3.7	3.7	3.7
Gigamon Inc	(i)(v)	Software & Services	SF	+	5.8%			0.8%	03/2029	103.9	103.4	101.9
Gigamon Inc	(x)	Software & Services	SF	+	5.8%			0.8%	03/2028	5.6	5.6	5.5
Gracent LLC	(ad)(v)(y)(z)	Health Care Equipment & Services			12.0%	PIK			02/2027	36.0	34.2	28.4
Granicus Inc	(l)(v)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	16.5	16.5	16.5
Granicus Inc	(l)(v)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	5.6	5.5	5.6
Granicus Inc	(x)	Software & Services	SF	+	5.3%			0.8%	01/2031	2.3	2.3	2.3
Granicus Inc	(x)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	0.5	0.5	0.5
Hargreaves Lansdown Ltd	(v)(w)	Financial Services	SA	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/2032	£21.7	27.6	29.1
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	6.0%			1.0%	12/2026	$69.5	67.9	67.9
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	6.0%			1.0%	12/2026	14.4	14.3	14.1
Heniff Transportation Systems LLC	(l)(v)	Transportation	SF	+	6.5%			1.0%	12/2026	12.6	12.4	12.4
Heniff Transportation Systems LLC	(x)	Transportation	SF	+	6.0%			1.0%	12/2026	3.4	3.4	3.3
Hibu Inc	(l)(p)(t)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	105.9	104.3	105.9
Hibu Inc	(k)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	18.7	18.6	18.9
Hibu Inc	(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	16.5	16.5	16.8
Higginbotham Insurance Agency Inc	(ab)(v)	Insurance	SF	+	4.5%			1.0%	06/2031	6.0	6.0	6.0
Higginbotham Insurance Agency Inc	(ab)(x)	Insurance	SF	+	4.5%			1.0%	06/2031	1.0	1.0	1.0
Highgate Hotels Inc	(k)(l)(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029	33.3	33.1	33.3
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029	4.2	4.2	4.2
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029	3.9	3.9	4.0
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	19.2	19.2	19.2
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	4.0	4.0	4.0
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	6.0	6.0	6.0
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.8	0.8	0.8
Homrich & Berg Inc	(k)(v)	Financial Services	SF	+	4.8%			0.8%	11/2031	6.3	6.3	6.3
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.7	0.7	0.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Horizon CTS Buyer LLC	(k)(l)(t)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032		$86.6	$86.3	$86.5
Horizon CTS Buyer LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	03/2032		3.2	3.2	3.2
Horizon CTS Buyer LLC	(p)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		5.4	5.4	5.4
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2032		15.2	15.2	15.1
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		2.2	2.2	2.2
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	5.8%	(1.0% PIK	/ 1.0% PIK)	0.0%	09/2028		€75.1	89.6	87.1
Industry City TI Lessor LP	(s)(v)	Consumer Services			13.4%	(7.8% PIK	/ 7.8% PIK)		06/2026		$9.7	9.7	9.9
Inhabit IQ	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/2032		3.6	3.6	3.6
Inhabit IQ	(x)	Software & Services	SF	+	4.5%			0.8%	01/2032		2.2	2.2	2.3
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	4.8%	(0.0% PIK	/ 1.8% PIK)		11/2031	A$	3.9	2.5	2.6
Insight Global LLC	(i)(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		$62.4	62.1	62.4
Insight Global LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		36.6	36.6	36.6
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			0.8%	05/2028		2.8	2.8	2.8
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		2.0	2.0	2.0
Insightsoftware.Com Inc	(k)(l)(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		41.1	41.1	41.1
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			0.8%	05/2028		25.8	25.8	25.8
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			1.0%	05/2028		3.4	3.4	3.4
Integrity Marketing Group LLC	(k)(l)(v)	Insurance	SF	+	5.0%			0.8%	08/2028		98.5	98.5	98.5
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028		0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028		0.7	0.7	0.7
J S Held LLC	(k)(l)(p)(v)	Insurance	SF	+	4.8%			1.0%	06/2028		82.7	82.4	82.8
J S Held LLC	(v)	Insurance	SF	+	4.8%			1.0%	06/2028		9.2	9.2	9.2
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028		6.9	6.9	6.9
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028		10.8	10.8	10.8
Jeppesen Holdings LLC	(w)(x)	Software & Services	SF	+	4.8%			0.5%	10/2032		2.4	2.4	2.4
Kellermeyer Bergensons Services LLC	(ad)(s)(v)	Commercial & Professional Services	SF	+	5.3%	PIK		1.0%	11/2028		220.3	217.1	220.3
Kellermeyer Bergensons Services LLC	(ad)(s)(v)(y)(z)	Commercial & Professional Services	SF	+	8.0%	PIK		1.0%	11/2028		101.8	94.1	40.3
Keystone Agency Partners LLC	(k)(v)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/2032		33.3	33.1	33.1
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/2032		8.5	8.5	8.5
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.5%			0.8%	08/2032		3.8	3.8	3.8
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030		€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030		0.5	0.6	0.5
Lazer Logistics Inc	(v)	Transportation	SF	+	4.8%			0.8%	05/2030		$1.7	1.6	1.7
Lazer Logistics Inc	(k)(l)(v)	Transportation	SF	+	4.8%			0.8%	05/2030		23.9	23.8	24.1
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2029		1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2030		2.3	2.3	2.4
Learning Experience Corp/The	(t)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032		15.9	15.8	16.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Learning Experience Corp/The	(x)	Consumer Services	SF	+	4.8%			0.8%	07/2032	$3.5	$3.5	$3.5
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	4.5	4.5	4.5
Legends Hospitality LLC	(p)(t)(v)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031	78.2	77.5	78.4
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	9.3	9.3	9.3
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031	1.2	1.2	1.2
Lionbridge Technologies Inc	(i)(s)(v)(y)(z)	Media & Entertainment	SF	+	7.0%			1.0%	04/2026	93.0	92.7	79.0
Lipari Foods LLC	(i)(v)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/2028	98.3	97.6	95.5
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.0%	12/2028	£15.0	20.0	20.2
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028	5.6	7.1	7.5
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028	4.4	5.6	5.6
Magna Legal Services LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029	$35.4	35.2	35.4
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2028	2.2	2.2	2.2
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.6	0.6	0.6
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031	5.0	5.0	5.1
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	2.7	2.7	2.7
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031	4.3	4.3	4.4
MB2 Dental Solutions LLC	(k)(l)(p)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	153.5	152.6	155.0
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	1.9	1.9	1.9
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	23.2	23.2	23.4
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	8.8	8.8	8.8
Medallia Inc	(v)	Software & Services	SF	+	6.5%	(4.0% PIK	/ 4.0% PIK)	0.8%	10/2028	234.6	233.3	184.7
Med-Metrix	(k)(p)(t)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	77.8	77.5	78.0
Med-Metrix	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	37.2	37.2	37.3
Med-Metrix	(x)	Software & Services	SF	+	4.8%			0.8%	07/2032	34.1	34.1	34.1
Mercer Advisors Inc	(k)(v)	Financial Services	SF	+	4.5%			0.8%	10/2030	42.8	42.8	42.8
Mercer Advisors Inc	(x)	Financial Services	SF	+	4.5%			0.8%	10/2030	4.5	4.5	4.5
Model N Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	29.5	29.4	29.8
Model N Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	6.1	6.1	6.2
Model N Inc	(x)	Software & Services	SF	+	4.8%			0.8%	06/2031	3.2	3.2	3.2
NAVEX Global Inc	(k)(v)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/2032	14.7	14.6	14.6
NAVEX Global Inc	(x)	Software & Services	SA	+	5.0%			0.8%	10/2031	0.3	0.3	0.3
NAVEX Global Inc	(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/2032	6.7	6.7	6.7
NBG Home	(v)(y)	Consumer Durables & Apparel							03/2026	10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF	+	10.0%	PIK		1.0%	03/2026	32.7	30.7	3.6
NCI Inc	(ad)(v)	Software & Services	SF	+	7.5%	(0.0% PIK	/ 7.5% PIK)	1.0%	08/2028	30.7	30.9	30.7
NeoGov Newt Holdco Inc	(p)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032	20.1	20.0	20.0
NeoGov Newt Holdco Inc	(x)	Software & Services	SA	+	4.5%			0.5%	09/2032	1.1	1.1	1.1
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	2.4	2.4	2.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032		$4.9	$4.9	$4.8
Net Documents	(v)	Software & Services	SF	+	4.5%			1.0%	07/2029		0.8	0.8	0.8
Net Documents	(k)(l)(v)	Software & Services	SF	+	4.8%			1.0%	07/2029		32.6	32.5	32.6
Net Documents	(x)	Software & Services	SF	+	4.5%			1.0%	07/2029		3.6	3.6	3.6
Netsmart Technologies Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/2031		60.3	60.1	60.3
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/2031		6.2	6.2	6.2
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/2031		6.3	6.3	6.3
New Era Technology Inc	(v)	Software & Services	SF	+	6.3%	PIK		0.0%	06/2030		10.4	10.4	10.4
New Era Technology Inc	(v)	Software & Services	SF	+	6.3%	(0.0% PIK	/ 6.3% PIK)	0.0%	06/2030		2.3	2.3	2.3
New Era Technology Inc	(x)	Software & Services	SF	+	6.3%	(0.0% PIK	/ 6.3% PIK)	0.0%	06/2030		2.3	2.3	2.3
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.4%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031	SEK	227.1	21.0	24.6
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E	+	5.3%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031		€15.3	16.0	17.9
OEConnection LLC	(k)(l)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032		$23.2	23.2	23.4
OEConnection LLC	(x)	Software & Services	SF	+	4.5%			0.8%	11/2032		0.6	0.6	0.6
OEConnection LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/2032		2.4	2.4	2.4
OEConnection LLC	(x)	Software & Services	SF	+	4.5%			0.5%	12/2032		6.4	6.4	6.4
OEConnection LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032		6.3	6.3	6.3
Orion Services Group	(x)	Capital Goods	C	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.7%	11/2032		4.0	4.0	4.0
Oxford Global Resources LLC	(k)(l)(p)(t)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		91.9	91.6	91.9
Oxford Global Resources LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		8.3	8.3	8.4
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		3.6	3.6	3.6
PartsSource Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028		82.4	82.0	82.4
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		0.7	0.7	0.7
PCI Pharma Services	(k)(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		41.7	41.5	41.8
PCI Pharma Services	(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		0.7	0.7	0.7
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		26.0	25.8	26.0
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		2.0	2.0	2.0
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		11.7	11.7	11.7
Pike Corp	(p)(t)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032	30.6		30.6	30.6
Pike Corp	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032	6.7		6.6	6.6
Pike Corp	(x)	Capital Goods	SF	+	4.5%			0.8%	12/2032		4.4	4.4	4.4
Premise Health Holding Corp	(v)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032		5.5	5.4	5.4
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2031		0.5	0.5	0.5
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032		2.3	2.3	2.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	PIK		1.0%	10/2030		265.4	263.9	273.5
PROS Holdings Inc	(t)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/2032		10.9	10.9	10.9
PROS Holdings Inc	(x)	Software & Services	SF	+	4.8%			0.0%	12/2032		1.3	1.3	1.3
PSC Group	(v)	Transportation	SF	+	5.3%			0.8%	04/2030		1.0	1.0	1.0
PSC Group	(k)(l)(v)	Transportation	SF	+	5.3%			0.8%	04/2031		17.5	17.4	17.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2030	$1.4	$1.4	$1.4
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2031	1.5	1.5	1.6
PSKW LLC (dba ConnectiveRx)	(k)(l)(p)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/2028	101.3	101.3	101.3
Radwell International LLC	(i)(k)(p)(v)	Capital Goods	SF	+	5.5%			0.8%	04/2029	125.3	125.3	126.7
Radwell International LLC	(v)	Capital Goods	SF	+	5.5%			0.8%	04/2029	1.2	1.2	1.2
Radwell International LLC	(x)	Capital Goods	SF	+	5.5%			0.8%	04/2029	5.8	5.8	5.8
Railpros Inc	(k)(v)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	2.6	2.6	2.6
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.8	0.8	0.8
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.4	0.4	0.4
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF	+	6.3%			0.0%	02/2028	43.3	42.8	43.3
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 8.3% PIK)	0.0%	02/2028	48.6	36.6	11.1
Resa Power LLC	(k)(t)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	67.2	66.9	67.6
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	12.2	12.2	12.3
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/2032	8.6	8.6	8.6
Revere Superior Holdings Inc	(l)(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	42.2	41.7	42.2
Revere Superior Holdings Inc	(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	0.5	0.5	0.5
Revere Superior Holdings Inc	(x)	Software & Services	SF	+	5.0%			1.0%	10/2029	3.3	3.3	3.3
Rialto Capital Management LLC	(k)(l)(v)	Financial Services	SF	+	5.0%			0.8%	12/2030	20.1	20.0	20.3
Rialto Capital Management LLC	(x)	Financial Services	SF	+	5.0%			0.8%	12/2030	1.0	1.0	1.0
Rockefeller Capital Management LP	(v)	Financial Services	SF	+	4.5%			0.5%	12/2032	24.6	24.5	24.5
Rockefeller Capital Management LP	(x)	Financial Services	SF	+	4.5%			0.5%	12/2032	8.8	8.8	8.7
Safe-Guard Products International LLC	(k)(l)(t)(v)	Financial Services	SF	+	4.8%			0.8%	04/2030	40.3	40.0	40.7
Safe-Guard Products International LLC	(x)	Financial Services	SF	+	4.8%			0.8%	04/2030	8.8	8.8	8.8
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	4.7	4.7	4.7
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.0	0.0	0.0
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.6	0.6	0.6
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	0.9	0.9	0.9
Service Express Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	32.7	32.6	33.0
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	61.9	61.9	61.9
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	1.2	1.2	1.2
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	0.1	0.1	0.1
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	10.7	10.7	10.7
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	12.3	12.3	12.3
Service Logic LLC	(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/2032	28.9	28.8	28.8
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/2032	8.0	8.0	7.9
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/2032	4.0	4.0	4.0
Shaw Development LLC	(v)	Capital Goods	SF	+	6.0%			0.5%	10/2029	28.3	28.1	27.9
Source Code LLC	(l)(p)(t)(v)	Software & Services	SF	+	6.5%			1.0%	07/2027	52.5	52.1	52.5
Sphera Solutions Inc	(k)	Software & Services	SF	+	4.5%			0.5%	09/2032	7.7	7.7	7.7
Sphera Solutions Inc	(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	0.8	0.8	0.8
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	$6.4	$6.4	$6.4
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	3.4	3.4	3.4
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	20.0	20.0	20.0
Spins LLC	(k)(t)(v)	Software & Services	SF	+	4.8%			1.0%	01/2029	32.4	32.4	32.4
Spins LLC	(x)	Software & Services	SF	+	4.8%			1.0%	01/2029	3.2	3.2	3.2
Spotless Brands LLC	(k)(l)(v)	Consumer Services	SF	+	5.8%			1.0%	07/2028	30.5	30.2	30.8
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.5%			1.0%	07/2028	35.6	35.6	35.8
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.0%			1.0%	07/2028	0.9	0.9	0.9
Spotless Brands LLC	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2028	5.3	5.3	5.3
STV Group Inc	(k)(v)	Capital Goods	SF	+	4.8%			0.8%	03/2031	9.8	9.7	9.8
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2030	8.3	8.3	8.3
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2031	11.9	11.9	11.9
Summit Interconnect Inc	(t)(v)	Capital Goods	SF	+	6.0%			1.0%	09/2028	132.2	131.6	123.1
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	1.1	1.1	1.1
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	15.5	15.1	15.5
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%	PIK		1.0%	06/2027	33.1	33.1	33.1
Sweeping Corp of America LLC	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	4.5	4.5	4.5
Tangoe LLC	(s)(v)	Software & Services	SF	+	6.7%	(1.7% PIK	/ 1.7% PIK)	1.0%	06/2026	168.1	167.3	151.4
Tangoe LLC	(s)(v)(y)(z)	Software & Services			12.5%	PIK			06/2026	23.5	8.9	—
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	45.7	45.3	36.9
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	8.6	8.6	6.9
Time Manufacturing Co	(v)	Capital Goods	E	+	6.5%			0.8%	12/2027	€13.8	14.6	13.1
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027	$1.3	1.3	1.0
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027	14.0	14.0	11.3
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/2032	33.2	32.9	32.9
Turnpoint Services Inc	(v)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	0.6	0.6	0.6
Turnpoint Services Inc	(l)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	8.4	8.3	8.3
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	0.9	0.9	0.9
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	2.5	2.5	2.5
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	SF	+	3.8%			0.5%	08/2029	1.7	1.7	1.7
USIC Holdings Inc	(k)(l)(p)(t)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	122.0	121.5	124.5
USIC Holdings Inc	(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	7.1	7.1	7.1
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	3.0	3.0	3.1
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	8.1	8.1	8.1
Veriforce LLC	(v)(w)	Software & Services	SF	+	4.8%			0.8%	11/2031	2.6	2.6	2.6
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.8%			0.8%	11/2031	2.1	2.1	2.1
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.8%			0.8%	11/2031	3.7	3.7	3.7
Vermont Information Processing Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	8.3	8.3	8.4
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	9.6	9.6	9.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%			0.5%	01/2032		$2.9	$2.9	$2.9
Version1 Software Ltd	(v)(w)	Software & Services	E	+	4.9%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029		€2.0	1.9	2.3
Version1 Software Ltd	(w)(x)	Software & Services	E	+	4.9%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029		11.7	13.0	13.2
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		$67.2	66.8	67.2
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		0.8	0.8	0.8
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/2029		8.3	8.3	8.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		13.4	13.3	13.4
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		5.9	5.9	5.9
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		20.8	20.8	20.8
Vitu	(k)(t)(v)	Software & Services	SF	+	4.5%			0.8%	01/2032		27.4	27.3	27.6
Vitu	(x)	Software & Services	SF	+	4.5%			0.8%	01/2031		9.1	9.1	9.1
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(i)(t)(v)	Household & Personal Products	SF	+	6.3%			1.0%	11/2027		103.7	102.3	103.7
Waste Services Group Pty Ltd	(v)(w)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	A$	3.9	2.1	2.6
Waste Services Group Pty Ltd	(w)(x)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032		7.4	4.8	4.8
Wealth Enhancement Group LLC	(v)	Financial Services	SF	+	4.5%			1.0%	10/2028		$0.0	0.0	0.0
Wealth Enhancement Group LLC	(k)(v)	Financial Services	SF	+	4.5%			1.0%	10/2028		9.5	9.5	9.5
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.5%			1.0%	10/2028		2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.5%			1.0%	10/2028		13.9	13.9	13.9
Wedgewood Weddings	(k)	Consumer Services	SF	+	4.5%			0.8%	06/2032		7.7	7.7	7.7
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.5%			0.8%	06/2032		5.8	5.8	5.8
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.5%			0.8%	06/2032		5.8	5.8	5.8
West Star Aviation Inc	(k)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		28.3	28.2	28.4
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%			0.8%	05/2032		1.8	1.8	1.8
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		9.5	9.5	9.6
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%			0.8%	05/2032		30.1	30.1	30.1
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		€57.0	61.5	65.2
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		11.6	6.3	13.3
Woolpert Inc	(v)	Capital Goods	SF	+	4.5%			1.0%	04/2031		$1.0	1.0	1.0
Woolpert Inc	(p)	Capital Goods	SF	+	4.5%			1.0%	04/2032		10.6	10.6	10.7
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2031		6.9	6.9	6.9
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2032		15.9	15.9	16.0
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	(4.0% PIK	/ 4.0% PIK)	1.0%	03/2030		20.0	19.3	4.7
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.9	0.8	0.9
Worldwise Inc	(x)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.8	0.8	0.8
Xylem Kendall	(k)(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		17.7	17.7	17.5
Xylem Kendall	(v)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		1.5	1.5	1.5
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		15.9	15.9	15.7
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		1.2	1.2	1.2
Zellis Holdings Ltd	(v)(w)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		£2.8	3.6	3.8
Zellis Holdings Ltd	(w)(x)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		3.4	4.4	4.4
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zendesk Inc	(k)(l)(v)	Software & Services	SF	+	5.0%			0.8%	11/2028	$68.4	$68.0	$68.4
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028	5.0	5.0	5.0
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028	6.0	6.0	6.0
Zeus Industrial Products Inc	(l)(v)	Health Care Equipment & Services	SF	+	6.0%	(3.0% PIK	/ 3.0% PIK)	0.8%	02/2031	83.1	82.6	79.0
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	7.7	7.7	7.3
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2030	11.6	11.6	11.0
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	7.7	7.7	7.3
Total Senior Secured Loans—First Lien											9,157.8	8,861.8
Unfunded Loan Commitments											(1,338.4)	(1,338.4)
Net Senior Secured Loans—First Lien											7,819.4	7,523.4

Senior Secured Loans—Second Lien—9.2%
Constellis Holdings LLC	(v)	Capital Goods	SF	+	9.0%			1.0%	12/2028	7.7	7.6	6.8
Peraton Corp	(s)(v)	Capital Goods	SF	+	8.0%			1.0%	02/2029	175.0	169.4	141.8
Peraton Corp	(v)	Capital Goods	SF	+	7.8%			0.8%	02/2029	129.8	126.2	104.8
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.1	7.1	6.8
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.4	7.4	7.1
Solera LLC	(v)	Software & Services	SF	+	9.0%			1.0%	06/2029	280.2	270.9	260.8
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2034	8.3	5.0	5.2
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2036	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	€3.8	4.4	4.4
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.2%	PIK		1.0%	03/2032	$0.9	0.2	0.9
Total Senior Secured Loans—Second Lien											598.2	538.6

Other Senior Secured Debt—1.0%
Cloud Software Group Inc (fka TIBCO Software Inc)	(aa)(v)	Software & Services			6.5%				03/2029	0.7	0.6	0.7
Cubic Corp	(v)(y)(z)	Software & Services	SF	+	7.6%	(0.0% PIK	/ 7.6% PIK)	0.8%	05/2029	34.7	30.6	23.2
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			7.0%				02/2030	€1.0	1.2	1.2
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			5.6%				02/2030	1.0	1.2	1.2
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services			8.5%	PIK			05/2032	$32.8	31.4	28.3
Total Other Senior Secured Debt											65.0	54.6

Subordinated Debt—3.4%
Accuride Corp	(ad)(v)	Capital Goods	SF	+	4.5%	(3.0% PIK	/ 3.0% PIK)	0.0%	03/2030	3.3	4.3	6.4
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	8.0%	PIK		1.0%	02/2030	3.8	3.8	3.8
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods			10.0%	PIK			09/2028	47.4	21.4	3.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cyncly Refinancing	(v)(w)	Software & Services	SF	+	7.5%	PIK	0.0%	04/2033	$0.0	$0.0	$0.0
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	7.5%	PIK	0.0%	04/2033	1.6	1.6	1.6
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services			10.0%	PIK		07/2029	0.1	0.1	0.1
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services						04/2030	13.4	8.9	13.3
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services						04/2030	51.1	32.0	47.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	7.3%		0.5%	08/2030	19.0	18.6	19.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	9.0%	PIK	0.5%	08/2031	32.5	32.3	32.5
Total Subordinated Debt										123.0	127.6
Unfunded Debt Commitments										(1.6)	(1.6)
Net Subordinated Debt										121.4	126.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—29.0%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)									8,355,231	$13.9	$—
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%	(3.0% PIK	/ 3.0% PIK)		12/2029		$64.3	63.1	49.8
Abacus JV, ABF Equity	(ad)(v)(w)(y)	Insurance									8,787,703	8.8	0.8
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services									948,603	1.1	0.6
Altavair AirFinance, ABF Equity	(ac)(v)(w)	Capital Goods									39,109,556	39.1	48.6
Australis Maritime II, ABF Equity	(ad)(v)(w)	Transportation									22,537,941	22.5	23.3
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation									1,281,444	1.3	1.2
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/2030		$19.9	19.9	20.1
Avenue One PropCo, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)									10,339,283	10.3	6.3
Avenue One PropCo, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.0%	PIK			03/2034		$34.7	34.7	34.7
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services									720,108,628	74.9	51.7
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR	+	9.3%			0.0%	01/2034	SEK	15.0	1.3	1.6
Bond Aviation Holdings LLC, ABF Equity	(ac)(v)(y)	Transportation									78,953	0.1	0.1
Bond Aviation Holdings LLC, Term Loan	(ac)(v)	Transportation			9.0%				10/2033		$4.9	4.9	4.9
Bond Aviation Holdings LLC, Term Loan	(ac)(v)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/2033		$0.7	0.7	0.7
Bond Aviation Holdings LLC, Term Loan	(ac)(x)	Transportation			9.0%				10/2033		$13.6	13.6	13.6
Bond Aviation Holdings LLC, Term Loan	(ac)(x)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/2033		$5.3	5.3	5.3
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(v)(w)	Real Estate Management & Development			18.0%				07/2030		$3.4	2.6	1.1
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components									54,407	—	—
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)									9,351,391	11.0	23.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%				12/2028	$18.7	$18.3	$18.7
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/2029	$21.0	21.0	21.2
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/2029	$20.7	20.7	20.9
Drive Revel, ABF Equity	(v)(w)	Financial Services								17,940,045	20.0	22.2
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(v)(w)	Capital Goods	SF	+	4.8%			0.8%	06/2029	$36.9	36.9	36.9
Galaxy Container, ABF Equity	(ad)(v)(y)	Transportation								235,566	0.2	0.2
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services								425,557,318	242.9	206.9
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services								10,662,084	10.7	14.5
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)	Financial Services								14,819,660	14.8	15.3
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services			9.3%	PIK			03/2034	$36.7	36.7	36.7
GreenSky Holdings LLC, Term Loan	(ac)(x)	Financial Services			9.3%	PIK			03/2034	$3.0	3.0	3.0
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)	Financial Services								7,415,463	7.4	7.8
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)	Financial Services								25,990,438	26.0	27.0
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)(y)	Financial Services								1,896,424	1.9	1.9
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance								536,709	0.5	3.0
Kilter Finance, Common Stock	(ad)(v)(w)(y)	Insurance								37,119	—	—
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance			12.0%	(9.0% PIK	/ 9.0% PIK)			$88.4	88.4	88.4
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods								107,005,707	107.0	115.7
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods			14.3%				05/2026	$39.1	39.1	27.0
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment								35,894	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services								2,038,793	2.0	2.0
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods								3,306	—	1.0
KSC I Aircraft LP, ABF Equity	(ad)(v)(w)(y)	Capital Goods								5,832,277	5.8	5.8
My Community Homes PropCo 2, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)								26,991,221	27.0	11.8
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			03/2034	$69.4	69.4	69.4
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			04/2035	$4.2	4.2	4.2
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			06/2035	$22.3	22.3	22.3
Newday Group Jersey Ltd, ABF Equity	(v)(w)(y)	Financial Services								27,817,038	37.1	37.4
NewStar Clarendon 2014-1A Class D	(v)(w)(y)	Financial Services							01/2027	8,310,000	0.3	0.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Norway_France, ABF Equity	(v)(w)	Financial Services								5,661,824	$6.3	$6.8
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(v)(w)	Telecommunication Services	SA	+	7.0%			1.5%	09/2026	£31.8	39.8	43.1
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(w)(x)	Telecommunication Services	SA	+	7.0%			1.5%	09/2026	£11.6	14.8	14.9
PayPal Danube 2, ABF Equity	(v)(w)(y)	Financial Services								26,133,273	30.4	30.3
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services								60,414,951	66.3	70.9
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				10/2027	$1.9	1.9	1.9
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				12/2027	$1.9	1.9	1.9
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				10/2027	$1.1	1.1	1.1
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				12/2027	$1.1	1.1	1.1
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods								2,067,356	—	—
Prime ST LLC, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)								4,534,461	7.0	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%	(6.0% PIK	/ 6.0% PIK)		03/2030	$66.2	65.0	23.7
Residential Opportunities I LLC, ABF Equity	(v)(y)	Real Estate Management & Development								39	—	0.1
Roemanu LLC, ABF Equity	(ad)(v)	Financial Services								220,778,388	222.9	197.2
Sallie Mae Levered, ABF Equity	(ad)(v)(w)(y)	Financial Services								1,143,192	1.1	1.1
Sallie Mae Levered, Bond	(ad)(v)(w)	Financial Services			13.0%				11/2033	$4.3	4.3	4.3
Sallie Mae Levered, Term Loan	(ad)(v)(w)	Financial Services	SF	+	2.8%				11/2032	$0.1	0.1	0.1
Sallie Mae Levered, Term Loan	(ad)(w)(x)	Financial Services	SF	+	2.8%				11/2032	$0.3	0.3	0.3
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(v)(w)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$10.0	10.0	10.1
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(w)(x)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$5.2	5.2	5.3
SKP German Bank, ABF Equity	(v)(w)(y)	Financial Services								4,559,361	5.4	5.4
Slate Venture Holdings LP, ABF Equity	(v)(w)	Consumer Durables & Apparel								17,673,700	17.7	20.6
Slate Venture Holdings LP, Term Loan	(v)(w)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/2029	$14.8	14.8	14.8
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)	Financial Services								21,363,135	21.4	25.1
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(v)(w)	Materials	SF	+	4.8%			1.0%	01/2028	$55.3	55.3	55.8
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(w)(x)	Materials	SF	+	4.8%			1.0%	01/2028	$15.0	15.0	15.1
SunPower Financial, ABF Equity	(v)(w)	Financial Services								2,712,689	2.7	2.9
TDC LLP, ABF Equity	(ad)(v)(w)(y)	Financial Services								3,302	—	—
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services			8.0%					$9.2	12.3	12.5
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/2029	$40.0	40.0	40.1
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/2029	$6.0	6.0	6.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Vehicle Secured Funding Trust, ABF Equity	(v)(w)	Financial Services						10,555,713	$10.6	$14.3
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services			15.0%		01/2046	$31.7	31.7	31.7
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(v)(w)	Capital Goods	SF	+	5.5%	0.8%	10/2028	$11.9	11.9	11.9
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(w)(x)	Capital Goods	SF	+	5.5%	0.8%	10/2028	$12.8	12.8	12.9
Total Asset Based Finance									1,929.8	1,792.6
Unfunded Asset Based Finance Commitments									(98.9)	(98.9)
Net Asset Based Finance									1,830.9	1,693.7

Credit Opportunities Partners JV, LLC—33.6%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC						$2,267.4	2,201.9	1,967.9
Total Credit Opportunities Partners JV, LLC									2,201.9	1,967.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—18.9%(e)
48Forty Solutions LLC, Common Stock	(ac)(v)(y)	Commercial & Professional Services							25,122	$—	$—
Accuride Corp, Common Stock	(ad)(v)(y)	Capital Goods							4,232,815	—	—
Accuride Corp, Preferred Stock	(ad)(v)(y)	Capital Goods							2,422,249	—	—
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			11.8%	PIK			78,731,049	77.8	72.3
Alacrity Solutions Group LLC, Common Stock	(ad)(v)(y)	Insurance							2,144	1.9	—
Alacrity Solutions Group LLC, Preferred Equity	(ad)(v)(y)(z)	Insurance	SF	+	8.0%	PIK	1.0%		2,293	2.3	0.7
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services							2,655,491	2.7	2.2
Amerivet Partners Management Inc, Preferred Stock	(v)(y)(z)	Health Care Equipment & Services			11.5%	PIK			19,106	18.7	12.6
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			10.8%	PIK			374,125	369.2	383.7
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods							500	5.0	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods							900	4.0	—
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods							6,516	9.9	—
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail							1,264,079	21.8	37.1
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco							11,167,000	—	11.1
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco							147,815,378	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco						09/2028	161,828	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco						09/2028	1,918,831	—	—
CDS US Intermediate Holdings Inc, Common Stock	(v)(w)(y)	Media & Entertainment							2,023,714	18.3	19.2
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment							227,802	7.5	4.7
Constellis Holdings LLC, Preferred Equity	(v)(y)	Capital Goods						12/2028	69,653	3.2	0.8
Cubic Corp, Common Stock	(v)(y)	Software & Services							72	0.7	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Cubic Corp, Preferred Equity	(v)(y)(z)	Software & Services			11.0%	PIK				36,445,084	$34.1	$19.1
Cubic Corp, Preferred Stock	(v)(y)	Software & Services								16,279,436	12.8	2.1
Cubic Corp, Warrant	(v)(y)	Software & Services								76	—	—
Diversified Energy Co PLC, Common Stock	(aa)(n)(o)(w)	Energy								1,480,771	18.0	21.4
Galaxy Universal LLC, Common Stock	(n)(y)	Consumer Durables & Apparel								1,811	0.2	0.2
Galaxy Universal LLC, Preferred Stock	(n)(y)	Consumer Durables & Apparel								36,149	5.6	6.1
Galaxy Universal LLC, Preferred Stock	(n)(y)	Consumer Durables & Apparel								18,507	4.7	8.7
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel								7,701,195	1.0	0.5
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services								250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services								1,000	8.2	—
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services								745	—	—
HM Dunn Co Inc, Common Stock	(ad)(s)(v)(y)	Capital Goods								975	—	0.4
HM Dunn Co Inc, Preferred Equity	(ad)(v)	Capital Goods			12.0%	PIK				1,590	13.4	15.6
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials								102,237	124.8	170.4
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(s)(v)(y)	Commercial & Professional Services								26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(s)(v)(y)	Commercial & Professional Services								26,230,661	48.3	—
Kestra Financial Inc, Preferred Equity	(v)	Financial Services			12.0%	PIK				2,050	2.0	2.0
Kestra Financial Inc, Preferred Equity	(x)	Financial Services			12.0%	(0.0% PIK	/ 12.0% PIK)			9,230	9.2	9.2
Lido Advisors LLC, Class A Common Stock	(n)(w)(y)	Financial Services								4,835,590	5.0	4.7
Lido Advisors LLC, Class Z Preferred Stock	(n)(w)(y)	Financial Services								4,835,590	5.0	5.2
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail								7,946,073	8.0	3.2
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services								4,938,192	4.9	9.1
Med-Metrix, Common Stock	(v)(y)	Software & Services								5,000,000	5.0	5.2
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services								6,978,924	7.0	7.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	SF	+	13.3%	PIK		0.0%		55,321	53.1	53.8
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services								30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services								49,406	20.2	38.7
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
New Era Technology Inc, Common Stock	(i)(v)(y)	Software & Services								9,426	—	—
New Era Technology Inc, Preferred Stock	(i)(v)(y)	Software & Services								9,426	4.8	4.5
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services								34,872	2.1	0.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services								371,992	22.8	17.5
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services			9.0%	PIK			10/2029	10,965,680	11.2	13.2
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products								30,000	3.0	2.0
Production Resource Group LLC, Common Stock	(ad)(v)(y)	Media & Entertainment								581,691	95.3	95.3
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy								837,780	3.1	2.2
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel								4,563	8.3	2.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				5,521,128	$5.5	$10.0
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				2,070,423	2.1	7.4
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.5
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.1
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.1	5.4
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				394,128,646	4.2	7.7
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	2.5
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods				11,630	8.0	14.2
Total Equity/Other							1,113.2	1,113.6
Unfunded Equity/Other Commitments							(9.2)	(9.2)
Net Equity/Other							$1,104.0	$1,104.4
TOTAL INVESTMENTS—222.4%							$13,740.8	13,008.6
LIABILITIES IN EXCESS OF OTHER ASSETS—(122.4%)								(7,159.6)
NET ASSETS—100%								$5,849.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at December 31, 2025	Unrealized Appreciation (Depreciation)
EUR	2/15/2028	JP Morgan Chase Bank	€	4.6	Sold	$5.2	$5.5	$(0.3)
EUR	12/28/2029	JP Morgan Chase Bank	€	5.7	Sold	6.6	7.0	(0.4)
GBP	1/20/2026	JP Morgan Chase Bank	£	6.2	Sold	7.5	8.3	(0.8)
GBP	3/25/2026	JP Morgan Chase Bank	£	1.5	Sold	2.0	2.0	—
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	18.1	(1.5)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.3	4.7	(0.4)
GBP	8/28/2026	JP Morgan Chase Bank	£	4.8	Sold	6.0	6.4	(0.4)
GBP	8/28/2026	JP Morgan Chase Bank	£	8.6	Sold	10.8	11.6	(0.8)
GBP	9/14/2026	JP Morgan Chase Bank	£	21.7	Sold	28.9	29.1	(0.2)
GBP	9/14/2026	JP Morgan Chase Bank	£	27.8	Sold	37.1	37.3	(0.2)
GBP	2/15/2028	JP Morgan Chase Bank	£	8.6	Sold	11.1	11.5	(0.4)
GBP	3/29/2029	JP Morgan Chase Bank	£	8.0	Sold	10.6	10.7	(0.1)
SEK	4/14/2027	JP Morgan Chase Bank	SEK	115.1	Sold	11.3	12.7	(1.4)
SEK	6/21/2027	JP Morgan Chase Bank	SEK	69.8	Sold	6.7	7.9	(1.2)
SEK	2/15/2028	JP Morgan Chase Bank	SEK	54.8	Sold	5.3	6.1	(0.8)
SEK	6/30/2028	JP Morgan Chase Bank	SEK	251.7	Sold	27.6	28.1	(0.5)
SEK	6/30/2028	JP Morgan Chase Bank	SEK	58.5	Sold	6.3	6.5	(0.2)
SEK	12/28/2029	JP Morgan Chase Bank	SEK	57.3	Sold	5.7	6.5	(0.8)
Total						$209.6	$220.0	$(10.4)
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.754%	ING Capital Markets LLC	8/15/2029	$200	$8	$—	$3
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.788%	ING Capital Markets LLC	8/15/2029	400	16	—	6
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.137%	ING Capital Markets LLC	1/15/2030	600	27	—	27
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.061%	ING Capital Markets LLC	1/15/2030	100	5	—	5
Interest Rate Swap	6.125% Notes due 2031	6.125%	SOFR + 2.748%	Royal Bank of Canada	1/15/2031	400	3	—	3
Total						$1,700	$59	$—	$44
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of December 31, 2025, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.03%, Canadian Overnight Repo Rate Average, or CORRA or “C”, was 2.26%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 3.79%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 1.96%, the Sterling Interbank Offered Rate, or SONIA or “SA”, was 3.72%, and the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.65%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
(e)Listed investments may be treated as debt for GAAP or tax purposes.
(f)Not used.
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
(k)Security or portion thereof held within KKR - FSK CLO 3 LLC (see Note 9).
(l)Security or portion thereof held within KKR - FSK CLO 2 LLC (see Note 9).
(m)Security or portion thereof held within FS KKR MM CLO 1 LLC (see Note 9).
(n)Security held within FSIC II Investments, Inc., a wholly-owned subsidiary of the Company.
(o)Security held within FSIC Investments, Inc., a wholly-owned subsidiary of the Company.
(p)Security or portion thereof held within Callowhill Street Funding LLC. and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with CIBC Bank (see Note 9).
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
(w)The investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of December 31, 2025, 70.6% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of unsettled as of December 31, 2025.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the year ended December 31, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC	$148.5	$6.3	$(0.4)	$—	$(68.4)	$86.0	$1.7	$6.3	$—	$—
48Forty Solutions LLC	3.0	4.4	(0.7)	—	(3.8)	2.9	0.2	—	—	—
Affordable Care Inc	35.2	13.6	(1.0)	—	(3.2)	44.6	3.1	1.1	—	—
Affordable Care Inc	22.2	0.7	—	—	(1.5)	21.4	1.7	0.7	—	—
Belk Inc	29.5	—	(6.6)	—	0.2	23.1	3.8	—	—	—
Galaxy Universal LLC	86.3	—	(86.3)	—	—	—	9.4	—	0.2	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Galaxy Universal LLC	$18.5	$1.9	$(20.4)	$—	$—	$—	$2.1	$—	$0.1	$—
Galaxy Universal LLC	—	45.5	(45.5)	—	—	—	4.5	—	2.0	—
Galaxy Universal LLC	—	37.5	(37.5)	—	—	—	3.1	—	1.1	—
One Call Care Management Inc	4.7	—	(4.8)	0.1	—	—	0.4	—	—	—
Senior Secured Loans—Second Lien
Constellis Holdings LLC(4)	7.0	—	(6.8)	—	(0.2)	—	—	—	—	—
Other Senior Secured Debt
One Call Care Management Inc	25.1	2.4	—	—	0.8	28.3	(0.1)	2.6	—	—
Asset Based Finance
Accelerator Investments Aggregator LP, Private Equity	0.9	—	(0.4)	—	0.1	0.6	—	—	—	—
Altavair AirFinance, ABF Equity	128.2	—	(82.4)	(1.0)	3.8	48.6	—	—	—	20.0
Bond Aviation Holdings LLC, Term Loan	—	0.1	—	—	—	0.1	—	—	—	—
Bond Aviation Holdings LLC, Term Loan	—	0.7	—	—	—	0.7	—	—	—	—
Bond Aviation Holdings LLC, ABF Equity	—	4.9	—	—	—	4.9	0.1	—	0.2	—
GreenSky Holdings LLC, ABF Equity	14.9	—	—	—	(0.4)	14.5	—	—	—	—
GreenSky Holdings LLC, ABF Equity	22.3	2.6	(8.4)	—	(1.2)	15.3	—	—	—	3.6
GreenSky Holdings LLC, Term Loan	33.5	3.2	—	—	—	36.7	—	3.4	—	—
Equity/Other
48Forty Solutions LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Affordable Care Inc, Preferred Stock	73.1	9.9	—	—	(10.7)	72.3	—	9.9	—	—
athenahealth Inc, Preferred Stock	361.3	40.2	(20.1)	0.4	1.9	383.7	—	40.3	—	—
Belk Inc, Common Stock	27.1	4.2	—	—	5.8	37.1	—	—	—	—
Constellis Holdings LLC, Private Equity	—	—	—	(10.3)	10.3	—	—	—	—	—
Constellis Holdings LLC, Preferred Equity	3.4	—	(3.2)	—	(0.2)	—	—	—	—	—
Galaxy Universal LLC, Common Stock	49.2	—	(43.9)	8.5	(13.8)	—	—	—	—	—
Galaxy Universal LLC, Trade Claim	1.9	—	(2.5)	—	0.6	—	—	—	—	—
Galaxy Universal LLC, Preferred Stock	7.2	0.7	(5.6)	—	(2.3)	—	—	0.8	—	—
One Call Care Management Inc, Preferred Stock A	20.7	—	—	—	(3.2)	17.5	—	—	—	—
One Call Care Management Inc, Common Stock	1.9	—	—	—	(1.0)	0.9	—	—	—	—
One Call Care Management Inc, Preferred Stock B	12.2	0.8	—	—	0.2	13.2	—	0.9	—	—
Proserv Acquisition LLC, Class A Preferred Units	2.2	—	—	—	—	2.2	—	—	—	—
Total	$1,140.0	$179.6	$(376.5)	$(2.3)	$(86.2)	$854.6	$30.0	$66.0	$3.6	$23.6
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
(3)Interest, PIK, fee and dividend and other income presented for the full year ended December 31, 2025.
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

(4)The Company held this investment as of December 31, 2024 but it was not deemed to be an “affiliated person” of the portfolio company as of December 31, 2024. Transfers in or out have been presented at amortized cost.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. During the year ended December 31, 2025, the Company disposed of investments in portfolio companies of which it was deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the year ended December 31, 2025:

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
Alacrity Solutions Group LLC	$—	$10.6	$—	$—	$0.1	$10.7	$0.6	$0.3	$—	$—
Alacrity Solutions Group LLC	—	—	—	—	0.1	0.1	—	—	—	—
ATX Networks Corp	37.0	1.1	(37.5)	—	(0.6)	—	—	1.0	—	—
ATX Networks Corp	15.3	12.6	—	—	—	27.9	—	2.3	—	—
ATX Networks Corp	50.6	43.0	—	—	(0.6)	93.0	0.2	9.1	1.1	—
Gracent LLC	29.6	4.7	—	—	(5.9)	28.4	1.0	3.7	—	—
HM Dunn Co Inc	34.8	—	(13.1)	(2.5)	—	19.2	2.8	—	—	—
HM Dunn Co Inc	3.4	2.6	(2.0)	—	—	4.0	0.5	—	—	—
Kellermeyer Bergensons Services LLC	201.6	21.5	(1.9)	—	(0.9)	220.3	0.8	20.7	—	—
Kellermeyer Bergensons Services LLC	87.7	5.9	—	—	(53.3)	40.3	—	3.9	—	—
NCI Inc	32.1	—	(1.4)	—	—	30.7	3.8	—	—	—
Production Resource Group LLC	195.9	—	(192.0)	—	(3.9)	—	1.3	6.9	—	—
Production Resource Group LLC	0.3	—	(0.2)	—	(0.1)	—	—	—	—	—
Production Resource Group LLC	67.7	—	(65.7)	—	(2.0)	—	1.0	3.2	—	—
Production Resource Group LLC	37.2	—	(36.0)	—	(1.2)	—	0.5	1.8	—	—
Production Resource Group LLC	107.4	—	(104.3)	—	(3.1)	—	1.6	5.1	—	—
Production Resource Group LLC	—	—	—	—	—	—	0.1	0.3	—	—
Production Resource Group LLC	—	—	—	—	—	—	0.2	—	—	—
Production Resource Group LLC	—	263.9	—	—	9.6	273.5	0.1	7.1	—	—
Wittur Holding GmbH	54.1	3.8	—	—	7.3	65.2	0.7	3.1	—	—
Wittur Holding GmbH	—	6.3	—	—	7.0	13.3	1.0	0.4	—	—
Worldwise Inc(4)	19.1	—	(19.1)	—	—	—	—	—	—	—
Worldwise Inc	—	—	—	—	—	—	—	—	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	7.1	—	—	—	(0.3)	6.8	0.8	—	—	—
Quoizel, LLC	7.4	—	—	—	(0.3)	7.1	0.8	—	—	—
Other Senior Secured Debt
JW Aluminum Co	76.6	—	(76.4)	0.3	(0.5)	—	1.9	—	—	—
Subordinated Debt
Accuride Corp	—	4.3	—	—	2.1	6.4	0.1	0.1	—	—
Alacrity Solutions Group LLC	—	3.8	—	—	—	3.8	—	0.4	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
ATX Networks Corp	$32.9	$—	$—	$—	$(29.0)	$3.9	$—	$—	$—	$—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	54.5	2.1	—	—	(6.8)	49.8	6.2	1.9	—	—
801 5th Ave, Seattle, ABF Equity	—	—	(0.1)	—	0.1	—	—	—	—	—
Abacus JV, ABF Equity	24.6	—	(27.0)	0.7	2.5	0.8	—	—	—	—
Australis Maritime, Common Stock	11.3	—	(10.3)	—	0.2	1.2	—	—	—	0.2
Australis Maritime II, ABF Equity	19.8	9.8	(7.0)	—	0.7	23.3	—	—	—	1.4
Avenue One PropCo, ABF Equity	10.2	—	—	—	(3.9)	6.3	—	—	—	—
Avenue One PropCo, Term Loan	32.3	2.4	—	—	—	34.7	—	2.4	—	—
Avida Holding AB, Common Stock	60.4	—	—	—	(8.7)	51.7	—	—	—	—
Avida Holding AB, Subordinated Bond	1.3	—	—	—	0.3	1.6	0.2	—	—	—
Capital Automotive LP, ABF Equity	32.9	—	(17.8)	6.7	1.2	23.0	—	—	—	1.7
Capital Automotive LP, Structured Mezzanine	40.1	—	(21.4)	0.1	(0.1)	18.7	2.8	—	—	—
Discover Financial Services, Subordinated Loan	38.8	—	(38.8)	—	—	—	2.7	—	—	—
Discover Financial Services, ABF Equity	21.7	—	(21.4)	0.5	(0.8)	—	—	—	—	1.3
Galaxy Container, ABF Equity	—	0.2	—	—	—	0.2	—	—	—	—
Kilter Finance, Preferred Stock	85.4	18.6	(15.6)	—	—	88.4	6.1	3.8	—	—
Kilter Finance, ABF Equity	0.5	—	—	—	2.5	3.0	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	146.7	27.6	(62.0)	3.9	(0.5)	115.7	—	—	—	15.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	15.8	—	—	—	11.2	27.0	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	0.1	—	—	—	—	0.1	—	—	—	0.2
KKR Rocket Loans Aggregator LLC, Partnership Interest	4.3	—	(2.9)	—	0.6	2.0	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	7.2	—	(2.9)	0.3	(3.6)	1.0	—	—	—	7.2
KSC I Aircraft LP, ABF Equity	—	5.8	—	—	—	5.8	—	—	—	—
My Community Homes PropCo 2, ABF Equity	15.6	6.7	—	—	(10.5)	11.8	—	—	—	—
My Community Homes PropCo 2, Term Loan	64.4	5.0	—	—	—	69.4	—	5.1	—	—
My Community Homes PropCo 2, Term Loan	—	4.2	—	—	—	4.2	—	0.2	—	—
My Community Homes PropCo 2, Term Loan	—	22.3	—	—	—	22.3	—	0.9	—	—
Prime St LLC, ABF Equity	—	—	(1.1)	(0.8)	1.9	—	—	—	—	—
Prime St LLC, Structured Mezzanine	27.6	4.0	—	—	(7.9)	23.7	3.7	3.7	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), ABF Equity	238.9	—	(13.6)	—	(28.1)	197.2	—	—	—	9.4
Sallie Mae Levered, ABF Equity	—	1.1	—	—	—	1.1	—	—	—	—
Sallie Mae Levered, Bond	—	4.3	—	—	—	4.3	—	—	—	—
Sallie Mae Levered, Term Loan	—	0.1	—	—	—	0.1	—	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
TDC LLP, Preferred Equity	$36.8	$15.9	$(41.9)	$1.0	$0.7	$12.5	$1.5	$—	$—	$—
TDC LLP, ABF Equity	1.9	—	(2.0)	—	0.1	—	—	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,363.3	630.2	—	—	(25.6)	1,967.9	—	—	—	232.5
Equity/Other
Accuride Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Accuride Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Common Stock	—	1.9	—	—	(1.9)	—	—	—	—	—
Alacrity Solutions Group LLC, Preferred Equity	—	2.3	—	—	(1.6)	0.7	—	0.2	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	18.4	—	—	—	(7.3)	11.1	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	5.0	—	—	—	(5.0)	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	0.1	—	—	(7.1)	7.0	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
gHM Dunn Co Inc, Preferred Equity	—	13.4	—	—	2.2	15.6	—	0.9	—	—
gHM Dunn Co Inc, Common Stock	—	—	—	—	0.4	0.4	—	—	—	—
JW Aluminum Co, Common Stock	2.5	—	—	—	(2.5)	—	—	—	—	—
JW Aluminum Co, Preferred Stock	152.3	—	(156.4)	(58.1)	62.2	—	—	—	—	—
JW Aluminum Co, Preferred Stock	—	135.2	(10.4)	—	45.6	170.4	—	—	—	14.3
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	15.1	—	—	—	(15.1)	—	—	—	—	—
Kilter Finance, Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	33.1	—	—	—	5.6	38.7	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	67.2	—	—	(18.1)	(49.1)	—	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	6.1	—	—	—	(3.4)	2.7	—	—	—	—
Production Resource Group LLC, Common Stock	—	95.3	—	—	—	95.3	—	—	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Quorum Health Corp, Trade Claim	$0.9	$—	$—	$—	$(0.4)	$0.5	$—	$—	$—	$—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	10.1	0.9	—	—	(1.0)	10.0	—	—	—	—
Quorum Health Corp, Private Equity	—	2.1	—	—	5.3	7.4	—	—	—	—
Wittur Holding GmbH, Common Stock	10.9	—	—	—	3.3	14.2	—	—	—	—
Worldwise Inc, Common Stock	0.7	—	—	(0.6)	(0.1)	—	—	—	—	—
Total	$3,776.7	$1,395.5	$(1,002.2)	$(73.7)	$(105.8)	$3,990.5	$43.0	$88.5	$1.1	$283.4
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
(3)Interest, PIK, fee and dividend and other income presented for the full year ended December 31, 2025.
(4)The Company held this investment as of December 31, 2024 but it was not deemed to be an “control” of the portfolio company as of December 31, 2024. Transfers in or out have been presented at amortized cost.

See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Alpha Financial Markets Consulting PLC	(w)(x)	Commercial & Professional Services	SA+525	0.0%	8/16/31		£4.5	$5.8	$5.8
American Vision Partners	(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		$5.0	5.0	5.0
American Vision Partners	(i)(v)	Health Care Equipment & Services	SF+600	0.8%	9/30/27		90.5	90.2	89.9
American Vision Partners	(x)	Health Care Equipment & Services	SF+600	0.8%	9/30/26		2.8	2.8	2.8
Amerivet Partners Management Inc	(v)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		67.6	67.4	67.6
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF+525	0.8%	2/25/28		8.4	8.4	8.4
Apex Group Limited	(aa)(m)(w)	Financial Services	SF+375	0.5%	7/27/28		2.4	2.4	2.5
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500	1.0%	10/24/29		3.5	3.5	3.5
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500	1.0%	10/24/30		9.0	9.0	9.0
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF+500	1.0%	10/24/30		93.7	92.8	93.8
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+500	1.0%	10/24/29		1.6	1.6	1.6
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF+500	1.0%	10/24/30		22.1	22.1	22.2
Arcfield Acquisition Corp	(x)	Capital Goods	SF+500	0.5%	10/28/31		6.0	6.0	6.0
Arcos LLC/VA	(m)	Software & Services	SF+300, 3.3% PIK (3.3% Max PIK)	1.0%	4/20/28		12.9	12.8	11.9
Arcos LLC/VA	(x)	Software & Services	SF+625	1.0%	4/20/27		4.5	4.5	4.2
Area Wide Protective Inc	(f)(v)	Commercial & Professional Services	SF+475	1.0%	12/23/30		19.2	19.1	19.2
Area Wide Protective Inc	(x)	Commercial & Professional Services	SF+475	1.0%	12/23/30		12.1	12.1	12.1
Arrotex Australia Group Pty Ltd	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	B+575	0.5%	6/30/28	A$	7.1	4.6	4.3
Arrotex Australia Group Pty Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+575	0.5%	6/30/28		3.7	2.5	2.4
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF+600 PIK (SF+600 Max PIK)	1.0%	9/1/26		$15.3	15.3	15.3
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+700 PIK (SF+700 Max PIK)	1.0%	9/1/26		50.6	50.6	50.6
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF+650 PIK (SF+650 Max PIK)	0.8%	9/1/26		37.0	36.4	37.0
ATX Networks Corp	(ad)(w)(x)	Capital Goods	SF+600 PIK (SF+600 Max PIK)	1.0%	9/1/26		5.4	5.4	5.4
Avetta LLC	(v)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31		15.0	14.8	14.9
Avetta LLC	(x)	Software & Services	SF+450	0.5%	7/26/30		2.6	2.6	2.6
Avetta LLC	(x)	Software & Services	SF+450, 0.0% PIK (2.3% Max PIK)	0.5%	7/26/31		3.7	3.7	3.7
BDO USA PA	(v)	Commercial & Professional Services	SF+500	2.0%	8/31/28		28.1	27.6	28.1
Belk Inc	(ad)(v)	Consumer Discretionary Distribution & Retail	15.0%		7/23/29		29.4	29.4	29.5
BGB Group LLC	(f)(i)(k)(m)(t)	Media & Entertainment	SF+525	1.0%	8/16/27		108.9	108.3	107.7
BGB Group LLC	(x)	Media & Entertainment	SF+525	1.0%	8/16/27		7.4	7.4	7.3
BGB Group LLC	(x)	Media & Entertainment	SF+525	1.0%	8/16/27		$19.9	19.9	19.7
Bloom Fresh International Limited	(v)(w)	Food, Beverage & Tobacco	E+525	0.0%	8/9/30		€7.4	7.9	7.7
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Bowery Farming Inc	(v)(y)(z)	Food, Beverage & Tobacco	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	9/10/26	$70.5	$54.2	$—
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco			9/10/26	15.6	14.7	7.2
Bowery Farming Inc	(v)(y)	Food, Beverage & Tobacco			9/10/26	6.2	5.9	2.8
Cadence Education LLC	(v)	Consumer Services	SF+500	0.8%	5/1/31	4.6	4.6	4.6
Cadence Education LLC	(x)	Consumer Services	SF+500	0.8%	5/1/30	8.5	8.5	8.5
Cadence Education LLC	(x)	Consumer Services	SF+500	0.8%	5/1/31	9.8	9.8	9.8
Carrier Fire Protection	(v)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	9.7	9.7	9.7
Carrier Fire Protection	(v)	Commercial & Professional Services	SF+500	0.5%	7/1/30	0.3	0.3	0.3
Carrier Fire Protection	(v)	Commercial & Professional Services	E+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	€2.4	2.6	2.5
Carrier Fire Protection	(x)	Commercial & Professional Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.5%	7/1/31	$2.6	2.6	2.6
Carrier Fire Protection	(x)	Commercial & Professional Services	SF+500	0.5%	7/1/30	2.3	2.3	2.3
CFC Underwriting Ltd	(w)(x)	Insurance	SA+495, 0.0% PIK (2.5% Max PIK)	0.0%	5/16/29	£4.7	5.7	5.7
Circana Group (f.k.a. NPD Group)	(v)	Consumer Services	SF+500	0.8%	12/21/27	$0.2	0.2	0.2
Circana Group (f.k.a. NPD Group)	(m)(v)	Consumer Services	SF+500	0.8%	12/1/28	19.6	19.6	19.8
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF+500	0.8%	12/21/27	0.8	0.8	0.8
Civica Group Ltd	(v)(w)	Software & Services	SA+525, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	£2.5	3.2	3.1
Civica Group Ltd	(w)(x)	Software & Services	SA+525, 0.0% PIK (2.1% Max PIK)	0.0%	8/30/30	5.0	6.4	6.4
Civica Group Ltd	(w)(x)	Software & Services	SA+525, 0.0% PIK (5.5% Max PIK)	0.0%	8/30/30	3.6	4.4	4.6
Clarience Technologies LLC	(f)(k)(t)(v)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	$158.9	157.5	160.5
Clarience Technologies LLC	(x)	Capital Goods	SF+575	0.8%	2/13/30	21.7	21.7	21.7
Clarience Technologies LLC	(x)	Capital Goods	SF+575, 0.0% PIK (2.5% Max PIK)	0.8%	2/13/31	21.7	21.7	21.9
CLEAResult Consulting Inc	(f)(v)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	18.2	18.0	18.0
CLEAResult Consulting Inc	(v)	Commercial & Professional Services	SF+500	0.8%	8/27/31	1.4	1.4	1.4
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/27/31	4.5	4.5	4.5
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF+500	0.8%	8/27/31	1.7	1.7	1.7
Community Brands Inc	(k)(t)	Software & Services	SF+500	0.8%	7/1/31	39.9	39.5	39.9
Community Brands Inc	(x)	Software & Services	SF+500	0.8%	7/1/31	15.7	15.7	15.7
Consilium Safety Group AB	(v)(w)	Capital Goods	E+600, 0.0% PIK (0.0% Max PIK)	0.0%	4/7/31	€25.0	26.5	25.8
Consilium Safety Group AB	(w)(x)	Capital Goods	E+600	0.0%	4/7/31	€9.8	10.5	10.1
Corsearch Intermediate Inc	(m)(v)	Software & Services	SF+550	1.0%	4/19/28	$30.1	29.0	30.1
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
CSafe Global	(f)(k)(t)(v)	Transportation	SF+575	0.8%	12/14/28	$87.7	$87.6	$88.6
CSafe Global	(v)	Transportation	SA+575	0.8%	12/14/28	£15.4	19.7	19.5
CSafe Global	(v)	Transportation	SF+575	0.8%	3/8/29	$8.1	8.1	8.1
CSafe Global	(x)	Transportation	SF+575	0.8%	3/8/29	3.5	3.5	3.5
Dechra Pharmaceuticals Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625, 0.0% PIK (3.3% Max PIK)	0.8%	1/24/31	3.7	3.6	3.7
Dechra Pharmaceuticals Ltd	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+625, 0.0% PIK (3.3% Max PIK)	0.0%	1/24/31	€3.3	3.4	3.5
Dental Care Alliance Inc	(k)(m)(t)(v)	Health Care Equipment & Services	SF+641	0.8%	4/3/28	$109.7	107.6	107.3
Dental365 LLC	(v)	Health Care Equipment & Services	SF+525	0.8%	5/5/28	0.5	0.5	0.5
Dental365 LLC	(f)(v)	Health Care Equipment & Services	SF+525	0.8%	8/5/28	21.5	21.5	21.5
Dental365 LLC	(v)	Health Care Equipment & Services	SF+525	0.8%	8/7/28	5.1	5.1	5.1
Dental365 LLC	(x)	Health Care Equipment & Services	SF+525	0.8%	5/5/28	4.6	4.6	4.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF+525	0.8%	8/7/28	8.6	8.6	8.6
DOC Generici Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+550	0.0%	10/27/28	€11.6	11.4	12.0
DOC Generici Srl	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+550	0.0%	10/27/28	2.4	2.3	2.5
DOXA Insurance Holdings LLC	(v)	Insurance	SF+525	0.8%	12/20/30	$29.2	29.1	29.5
DOXA Insurance Holdings LLC	(x)	Insurance	SF+550	0.8%	12/20/29	3.3	3.3	3.3
DOXA Insurance Holdings LLC	(x)	Insurance	SF+525	0.8%	12/20/30	0.5	0.5	0.5
DOXA Insurance Holdings LLC	(x)	Insurance	SF+500	0.8%	12/20/30	22.6	22.6	22.8
DuBois Chemicals Inc	(f)(t)(v)	Materials	SF+450	0.8%	6/13/31	43.7	43.5	43.8
DuBois Chemicals Inc	(x)	Materials	SF+450	0.8%	6/13/31	14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF+450	0.8%	6/13/31	14.7	14.7	14.7
Envirotainer Ltd	(w)(x)	Transportation	E+500, 0.0% PIK (3.0% Max PIK)	0.0%	7/30/29	€2.7	2.7	2.8
Excelitas Technologies Corp	(v)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	$1.9	1.9	1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+525	0.8%	8/12/28	2.4	2.4	2.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF+525	0.8%	8/12/29	23.4	23.4	23.5
Follett Software Co	(f)(k)(t)	Software & Services	SF+500	0.8%	8/31/28	72.2	71.7	72.9
Follett Software Co	(x)	Software & Services	SF+500	0.8%	8/31/27	9.9	9.9	9.9
Foundation Consumer Brands LLC	(f)(m)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	2/12/29	65.3	63.6	65.3
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+500	1.0%	2/12/29	6.6	6.6	6.6
Foundation Risk Partners Corp	(m)(v)	Insurance	SF+525	0.8%	10/29/30	78.7	78.1	79.0
Foundation Risk Partners Corp	(x)	Insurance	SF+525	0.8%	10/29/29	11.8	11.8	11.8
Foundation Risk Partners Corp	(x)	Insurance	SF+525	0.8%	10/29/30	6.3	6.3	6.4
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+625	1.0%	11/12/26	86.3	86.3	86.3
Galaxy Universal LLC	(ac)(v)	Consumer Durables & Apparel	SF+550	1.0%	11/30/26	18.6	18.5	18.5
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Galway Partners Holdings LLC	(v)	Insurance	SF+450	0.8%	9/29/28	$1.1	$1.0	$1.1
Galway Partners Holdings LLC	(v)	Insurance	SF+450, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	0.2	0.2	0.2
Galway Partners Holdings LLC	(k)(m)(t)(v)	Insurance	SF+450, 0.0% PIK (1.0% Max PIK)	0.8%	9/29/28	77.0	76.1	77.0
Galway Partners Holdings LLC	(x)	Insurance	SF+450	0.8%	9/29/28	11.9	11.9	11.9
Galway Partners Holdings LLC	(x)	Insurance	SF+450, 0.0% PIK (1.3% Max PIK)	0.8%	9/29/28	8.2	8.2	8.2
General Datatech LP	(f)(k)(m)(t)(v)	Software & Services	SF+625	1.0%	6/18/27	124.5	123.9	124.0
Gigamon Inc	(v)	Software & Services	SF+575	0.8%	3/10/28	9.3	9.3	9.1
Gigamon Inc	(i)(v)	Software & Services	SF+575	1.0%	3/9/29	105.0	104.4	102.1
Gracent LLC	(ad)(v)	Health Care Equipment & Services	12.0% PIK (12.0% Max PIK)		2/28/27	31.9	29.5	29.6
Granicus Inc	(v)	Software & Services	SF+350, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	16.3	16.2	16.5
Granicus Inc	(v)	Software & Services	SF+300, 2.3% PIK (2.3% Max PIK)	0.8%	1/17/31	5.0	5.0	5.0
Granicus Inc	(x)	Software & Services	SF+525	0.8%	1/17/31	2.3	2.3	2.3
Granicus Inc	(x)	Software & Services	SF+475, 0.0% PIK (2.3% Max PIK)	0.8%	1/17/31	1.0	1.0	1.0
Heniff Transportation Systems LLC	(f)(k)(m)(v)	Transportation	SF+575	1.0%	12/3/26	93.3	89.8	93.3
Heniff Transportation Systems LLC	(v)	Transportation	SF+575	1.0%	12/3/26	11.7	11.6	11.7
Heniff Transportation Systems LLC	(x)	Transportation	SF+575	1.0%	12/3/26	6.1	6.1	6.1
Heritage Environmental Services Inc	(f)(v)	Commercial & Professional Services	SF+525	0.8%	1/31/31	53.1	52.7	53.6
Heritage Environmental Services Inc	(v)	Commercial & Professional Services	SF+500	0.8%	1/31/31	7.5	7.5	7.6
Heritage Environmental Services Inc	(x)	Commercial & Professional Services	SF+550	0.8%	1/31/30	8.0	8.0	8.0
Heritage Environmental Services Inc	(x)	Commercial & Professional Services	SF+500	0.8%	1/31/31	4.0	4.0	4.0
Hibu Inc	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	89.3	86.9	89.3
Hibu Inc	(f)(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	24.5	24.3	24.7
Hibu Inc	(v)	Commercial & Professional Services	SF+625	1.0%	5/4/27	20.0	19.8	20.4
Higginbotham Insurance Agency Inc	(v)	Insurance	SF+475	1.0%	11/24/28	5.3	5.3	5.3
Higginbotham Insurance Agency Inc	(x)	Insurance	SF+475	1.0%	11/24/28	12.9	12.9	12.9
Highgate Hotels Inc	(v)	Consumer Services	SF+550	1.0%	11/5/29	33.6	33.3	34.0
Highgate Hotels Inc	(x)	Consumer Services	SF+550	1.0%	11/5/29	4.2	4.2	4.2
HKA	(m)(w)	Commercial & Professional Services	SF+575, 0.0% PIK (1.8% Max PIK)	0.5%	8/9/29	3.5	3.4	3.5
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	34.8	34.8	34.8
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	3.4	3.4	3.4
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF+600, 0.0% PIK (6.0% Max PIK)	1.0%	6/30/26	1.5	1.5	1.5
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Homrich & Berg Inc	(v)	Financial Services	SF+450	0.8%	8/18/31		$0.1	$0.1	$0.1
Homrich & Berg Inc	(f)	Financial Services	SF+450	0.8%	11/17/31		6.3	6.3	6.3
Homrich & Berg Inc	(x)	Financial Services	SF+450	0.8%	8/18/31		1.4	1.4	1.4
Homrich & Berg Inc	(x)	Financial Services	SF+450	0.8%	11/17/31		7.6	7.6	7.5
Individual FoodService	(v)	Capital Goods	SF+500	1.0%	10/31/29		74.6	73.4	74.8
Individual FoodService	(x)	Capital Goods	SF+500	1.0%	10/31/29		1.7	1.7	1.7
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+475, 2.5% PIK (2.5% Max PIK)	0.0%	9/27/26		€89.0	104.0	86.6
Industry City TI Lessor LP	(s)(v)	Consumer Services	10.8%, 1.0% PIK (1.0% Max PIK)		6/30/26		$15.6	15.6	16.1
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B+475, 0.0% PIK (1.8% Max PIK)	0.5%	11/15/31	A$	3.9	2.5	2.7
Insight Global LLC	(i)(v)	Commercial & Professional Services	SF+500	0.8%	9/22/28		$63.0	62.6	63.0
Insight Global LLC	(x)	Commercial & Professional Services	SF+600	0.8%	9/22/28		28.5	28.5	28.5
Insight Global LLC	(x)	Commercial & Professional Services	SF+500	0.8%	9/22/28		7.6	7.6	7.6
Insightsoftware.Com Inc	(v)	Software & Services	SF+525	0.8%	5/25/28		1.6	1.6	1.6
Insightsoftware.Com Inc	(v)	Software & Services	SF+525	1.0%	5/25/28		16.6	16.6	16.7
Insightsoftware.Com Inc	(x)	Software & Services	SF+525	0.8%	5/25/28		5.5	5.5	5.5
Insightsoftware.Com Inc	(x)	Software & Services	SF+525	1.0%	5/25/28		5.3	5.3	5.3
Integrity Marketing Group LLC	(v)	Insurance	SF+500	0.8%	8/25/28		98.6	98.6	98.6
Integrity Marketing Group LLC	(x)	Insurance	SF+500	0.8%	8/28/28		0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF+500	0.8%	8/28/28		1.5	1.5	1.5
J S Held LLC	(f)(v)	Insurance	SF+550	1.0%	6/1/28		88.9	88.5	89.2
J S Held LLC	(x)	Insurance	SF+550	1.0%	6/1/28		6.9	6.9	6.9
J S Held LLC	(x)	Insurance	SF+550	1.0%	6/1/28		14.7	14.7	14.8
Karman Space Inc	(v)	Capital Goods	SF+625	2.0%	12/21/25		94.2	93.1	94.2
Karman Space Inc	(v)	Capital Goods	SF+625	2.0%	12/21/25		7.3	7.2	7.3
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF+540 PIK (SF+540 Max PIK)	1.0%	11/6/28		201.6	197.5	201.6
Kellermeyer Bergensons Services LLC	(ad)(m)(s)(v)	Commercial & Professional Services	SF+815 PIK (SF+815 Max PIK)	1.0%	11/6/28		89.8	88.2	87.7
Kellermeyer Bergensons Services LLC	(ad)(x)	Commercial & Professional Services	SF+540 PIK (SF+540 Max PIK)	1.0%	11/6/28		5.5	5.5	5.5
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+670, 0.0% PIK (2.4% Max PIK)	0.0%	3/20/30		€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+670, 0.0% PIK (2.4% Max PIK)	0.0%	3/20/30		0.5	0.6	0.5
Lakeview Farms Inc	(k)(m)(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		$67.1	66.1	67.1
Lakeview Farms Inc	(v)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		2.8	2.7	2.8
Lakeview Farms Inc	(x)	Food, Beverage & Tobacco	SF+575	1.0%	6/10/27		4.0	4.0	4.0
Lazer Logistics Inc	(f)(v)	Transportation	SF+500	0.8%	5/6/30		24.1	24.0	24.3
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lazer Logistics Inc	(x)	Transportation	SF+500	0.8%	5/4/29	$1.9	$1.9	$1.9
Lazer Logistics Inc	(x)	Transportation	SF+500	0.8%	5/6/30	5.7	5.7	5.7
Legends Hospitality LLC	(v)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30	1.4	1.4	1.4
Legends Hospitality LLC	(f)(k)(t)	Consumer Services	SF+275, 2.8% PIK (2.8% Max PIK)	0.8%	8/22/31	118.0	116.9	117.7
Legends Hospitality LLC	(x)	Consumer Services	SF+500, 0.0% PIK (2.5% Max PIK)	0.8%	8/22/30	12.4	12.4	12.4
Legends Hospitality LLC	(x)	Consumer Services	SF+275, 2.8% PIK (2.8% Max PIK)	0.8%	8/22/31	6.9	6.9	6.9
Lexitas Inc	(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29	1.3	1.3	1.3
Lexitas Inc	(i)(k)(m)(v)	Commercial & Professional Services	SF+625	1.0%	5/18/29	117.2	115.0	118.3
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	7.1	7.1	7.1
Lexitas Inc	(x)	Commercial & Professional Services	SF+625	1.0%	5/18/29	28.6	28.6	28.9
Lionbridge Technologies Inc	(f)(i)(k)(s)(t)(v)	Media & Entertainment	SF+700	1.0%	12/29/25	96.3	95.2	96.3
Lipari Foods LLC	(f)(i)(m)(v)	Consumer Staples Distribution & Retail	SF+650	1.0%	10/31/28	99.3	98.4	98.2
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA+525, 0.0% PIK (3.0% Max PIK)	0.0%	12/4/28	£13.7	17.9	17.2
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA+525, 0.0% PIK (3.0% Max PIK)	0.0%	12/4/28	1.4	2.1	2.1
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA+525, 0.0% PIK (2.6% Max PIK)	0.0%	12/4/28	10.0	12.7	12.7
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF+600	0.8%	11/21/29	$4.5	4.5	4.5
Magna Legal Services LLC	(m)(v)	Commercial & Professional Services	SF+650	0.8%	11/22/29	23.2	23.0	23.5
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+650	0.8%	11/22/28	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF+600	0.8%	11/21/29	8.9	8.9	8.9
MAI Capital Management LLC	(v)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	2.1	2.1	2.1
MAI Capital Management LLC	(v)	Financial Services	SF+475	0.8%	8/29/31	0.3	0.3	0.3
MAI Capital Management LLC	(x)	Financial Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.8%	8/29/31	4.6	4.6	4.6
MAI Capital Management LLC	(x)	Financial Services	SF+475	0.8%	8/29/31	2.2	2.2	2.2
MB2 Dental Solutions LLC	(k)(t)(v)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	139.6	138.6	140.9
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	38.5	38.5	38.8
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF+550	0.8%	2/13/31	10.7	10.7	10.7
Medallia Inc	(m)(v)	Software & Services	SF+250, 4.0% PIK (4.0% Max PIK)	0.8%	10/29/28	226.0	224.5	220.9
Med-Metrix	(i)(m)(t)(v)	Software & Services	SF+500	1.0%	9/15/27	118.7	118.5	120.3
Med-Metrix	(x)	Software & Services	SF+500	1.0%	9/15/27	7.8	7.8	7.8
Mercer Advisors Inc	(f)(v)	Financial Services	SF+475	0.8%	10/4/30	17.0	17.0	17.1
Mercer Advisors Inc	(x)	Financial Services	SF+475	0.8%	10/4/30	25.8	25.8	25.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Misys Ltd	(v)(w)	Software & Services	SF+725	1.0%	9/13/29		$1.0	$1.0	$1.0
Misys Ltd	(w)(x)	Software & Services	SF+725	1.0%	9/13/29		0.6	0.6	0.6
Model N Inc	(v)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31		29.8	29.6	29.8
Model N Inc	(x)	Software & Services	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/27/31		6.1	6.1	6.1
Model N Inc	(x)	Software & Services	SF+500	0.8%	6/27/31		3.2	3.2	3.2
NBG Home	(v)(y)	Consumer Durables & Apparel			3/30/25		10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF+1,000 PIK (SF+1,000 Max PIK)	1.0%	3/31/25		32.7	30.7	5.4
NCI Inc	(ad)(v)	Software & Services	SF+750, 0.0% PIK (7.5% Max PIK)	1.0%	8/15/28		32.1	32.3	32.1
Net Documents	(v)	Software & Services	SF+475	1.0%	7/2/29		1.8	1.8	1.8
Net Documents	(v)	Software & Services	SF+475	1.0%	7/2/29		32.9	32.8	33.3
Net Documents	(x)	Software & Services	SF+475	1.0%	7/2/29		2.6	2.6	2.6
Netsmart Technologies Inc	(v)	Health Care Equipment & Services	SF+250, 2.7% PIK (2.7% Max PIK)	0.8%	8/25/31		46.8	46.6	46.8
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF+250, 2.7% PIK (2.7% Max PIK)	0.8%	8/25/31		6.2	6.2	6.2
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF+475	0.8%	8/25/31		6.3	6.3	6.3
New Era Technology Inc	(i)(k)	Software & Services	SF+625	1.0%	10/31/26		24.9	24.4	24.4
New Era Technology Inc	(v)	Software & Services	SF+625	1.0%	10/31/26		4.7	4.7	4.6
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR+590	0.0%	6/10/31	SEK	487.4	44.9	43.5
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E+575	0.0%	6/10/31		€30.6	31.9	31.2
Nordic Climate Group Holding AB	(w)(x)	Commercial & Professional Services	SR+590	0.0%	6/10/31	SEK	53.5	5.2	4.8
NovaTaste Austria GmbH	(v)(w)	Food, Beverage & Tobacco	E+550	0.0%	4/5/30		€3.7	3.9	3.7
NovaTaste Austria GmbH	(w)(x)	Food, Beverage & Tobacco	E+550	0.0%	4/5/30		1.0	1.1	1.1
OEConnection LLC	(v)	Software & Services	SF+500	0.8%	4/22/31		$9.0	9.0	8.9
OEConnection LLC	(x)	Software & Services	SF+500	0.8%	4/22/31		10.3	10.3	10.2
OEConnection LLC	(x)	Software & Services	SF+500	0.8%	4/22/31		6.4	6.4	6.3
OEConnection LLC	(x)	Software & Services	SF+500, 0.0% PIK (1.3% Max PIK)	0.8%	4/22/31		6.3	6.3	6.2
One Call Care Management Inc	(aa)(ac)(v)	Health Care Equipment & Services	SF+550	0.8%	4/22/27		4.8	4.7	4.7
Oxford Global Resources LLC	(f)(k)(m)(t)(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27		92.9	92.4	92.9
Oxford Global Resources LLC	(v)	Commercial & Professional Services	SF+600	1.0%	8/17/27		8.4	8.4	8.6
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF+600	1.0%	8/17/27		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/21/26		2.9	2.8	2.9
PartsSource Inc	(v)	Health Care Equipment & Services	SF+575	0.8%	8/23/28		72.0	71.4	72.0
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/21/26		1.4	1.4	1.4
PartsSource Inc	(x)	Health Care Equipment & Services	SF+575	0.8%	8/23/28		16.9	16.9	16.9
Performance Health Holdings Inc	(f)(i)(m)(v)	Health Care Equipment & Services	SF+575	1.0%	7/12/27		93.2	92.6	93.2
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+500 PIK (SF+500 Max PIK)	1.0%	8/21/29	$202.4	$202.4	$208.5
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+1,100 PIK (SF+1,100 Max PIK)	0.3%	8/21/29	192.0	192.0	195.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+250 PIK (SF+250 Max PIK)	1.0%	8/21/29	0.3	0.2	0.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	3.0%, SF+500 PIK (SF+500 Max PIK)	1.0%	8/21/29	3.6	3.6	3.8
PSC Group	(v)	Transportation	SF+525	0.8%	4/3/30	1.7	1.7	1.7
PSC Group	(v)	Transportation	SF+525	0.8%	4/3/31	15.9	15.8	16.0
PSC Group	(x)	Transportation	SF+525	0.8%	4/3/30	0.7	0.7	0.7
PSC Group	(x)	Transportation	SF+525	0.8%	4/3/31	3.3	3.3	3.3
PSKW LLC (dba ConnectiveRx)	(k)(t)(v)	Health Care Equipment & Services	SF+550	1.0%	3/9/28	102.3	102.3	102.3
Radwell International LLC	(v)	Capital Goods	SF+550	0.8%	4/1/28	1.4	1.4	1.4
Radwell International LLC	(i)(k)(m)	Capital Goods	SF+550	0.8%	4/1/29	66.7	66.7	66.7
Radwell International LLC	(x)	Capital Goods	SF+550	0.8%	4/1/28	5.5	5.5	5.5
Radwell International LLC	(x)	Capital Goods	SF+550	0.8%	4/1/29	61.6	61.6	61.6
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF+625	0.0%	2/28/26	44.6	43.5	43.7
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF+625, 0.0% PIK (8.3% Max PIK)	0.0%	2/28/26	49.9	42.2	15.8
Reliant Rehab Hospital Cincinnati LLC	(x)	Health Care Equipment & Services	SF+625	0.0%	2/28/26	2.1	2.1	2.0
Revere Superior Holdings Inc	(m)(v)	Software & Services	SF+500	1.0%	10/1/29	42.2	41.6	42.1
Revere Superior Holdings Inc	(x)	Software & Services	SF+500	1.0%	10/1/29	3.8	3.8	3.8
Rialto Capital Management LLC	(v)	Financial Services	SF+500	0.8%	12/5/30	14.3	14.2	14.2
Rialto Capital Management LLC	(x)	Financial Services	SF+500	0.8%	12/5/30	0.5	0.5	0.5
Rockefeller Capital Management LP	(v)	Financial Services	SF+475	0.5%	4/4/31	23.8	23.6	24.0
Rockefeller Capital Management LP	(x)	Financial Services	SF+475	0.5%	4/4/31	6.9	6.9	6.9
RSC Insurance Brokerage Inc	(i)(k)(v)	Insurance	SF+475	0.8%	11/1/29	187.9	184.1	189.5
RSC Insurance Brokerage Inc	(x)	Insurance	SF+475	0.8%	11/1/29	14.9	14.9	15.0
RSC Insurance Brokerage Inc	(x)	Insurance	SF+475	0.8%	11/1/29	9.7	9.6	9.7
Safe-Guard Products International LLC	(f)(t)(v)	Financial Services	SF+475	0.8%	4/3/30	42.2	41.9	42.5
Safe-Guard Products International LLC	(x)	Financial Services	SF+475	0.8%	4/3/30	8.8	8.8	8.8
SAMBA Safety Inc	(m)	Software & Services	SF+525	1.0%	9/1/27	5.5	5.5	5.5
SAMBA Safety Inc	(v)	Software & Services	SF+525	1.0%	9/1/27	0.5	0.5	0.5
SAMBA Safety Inc	(x)	Software & Services	SF+525	1.0%	9/1/27	1.4	1.4	1.4
Service Express Inc	(v)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	31.3	31.2	31.2
Service Express Inc	(v)	Commercial & Professional Services	SF+475	0.5%	8/15/31	0.6	0.6	0.6
Service Express Inc	(x)	Commercial & Professional Services	SF+475, 0.0% PIK (2.4% Max PIK)	0.5%	8/15/31	7.5	7.5	7.4
Service Express Inc	(x)	Commercial & Professional Services	SF+475	0.5%	8/15/31	3.6	3.6	3.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Shaw Development LLC	(v)	Capital Goods	SF+600	0.5%	10/30/29	$28.5	$28.3	$27.9
Shaw Development LLC	(x)	Capital Goods	SF+600	0.5%	10/30/29	3.4	3.4	3.3
SitusAMC Holdings Corp	(k)	Real Estate Management & Development	SF+550	1.0%	12/22/27	15.9	15.9	16.1
Source Code LLC	(v)	Software & Services	SF+650	1.0%	6/30/27	3.6	3.6	3.6
Source Code LLC	(k)(t)	Software & Services	SF+650	1.0%	7/30/27	49.5	49.0	49.5
Spins LLC	(m)(s)(t)(v)	Software & Services	SF+550	1.0%	1/20/27	64.2	62.9	64.2
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27	9.1	9.1	9.1
Spins LLC	(x)	Software & Services	SF+550	1.0%	1/20/27	7.9	7.9	7.9
Spotless Brands LLC	(v)	Consumer Services	SF+575	1.0%	7/25/28	30.8	30.4	31.0
Spotless Brands LLC	(v)	Consumer Services	SF+550	1.0%	7/25/28	19.6	19.6	19.6
Spotless Brands LLC	(x)	Consumer Services	SF+550	1.0%	7/25/28	16.3	16.3	16.3
STV Group Inc	(v)	Capital Goods	SF+500	0.8%	3/20/30	1.2	1.2	1.2
STV Group Inc	(f)	Capital Goods	SF+500	0.8%	3/20/31	9.9	9.8	10.0
STV Group Inc	(x)	Capital Goods	SF+500	0.8%	3/20/30	7.1	7.1	7.1
STV Group Inc	(x)	Capital Goods	SF+500	0.8%	3/20/31	11.9	11.9	11.9
Summit Interconnect Inc	(f)(k)(m)(t)(v)	Capital Goods	SF+600	1.0%	9/22/28	134.3	133.6	122.4
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575	1.0%	6/30/27	15.6	15.1	15.6
Sweeping Corp of America Inc	(m)(v)	Commercial & Professional Services	SF+575 PIK (SF+575 Max PIK)	1.0%	6/30/27	30.3	30.3	30.3
Sweeping Corp of America Inc	(x)	Commercial & Professional Services	SF+575	1.0%	6/30/27	5.7	5.7	5.7
Tangoe LLC	(m)(s)(v)	Software & Services	SF+499, 1.7% PIK (1.7% Max PIK)	1.0%	6/30/26	168.8	163.4	155.6
Tangoe LLC	(m)(s)(v)(y)(z)	Software & Services	12.5% PIK (12.5% Max PIK)		6/30/26	16.7	8.9	—
Tekfor HoldCo (formerly Amtek Global Technology Pte Ltd)	(v)(w)(y)	Automobiles & Components			4/4/25	£43.5	40.1	4.0
ThreeSixty Group	(f)(v)	Consumer Discretionary Distribution & Retail	SF+500, 2.5% PIK (2.5% Max PIK)	1.5%	9/30/25	$91.5	92.7	90.8
Time Manufacturing Co	(v)	Capital Goods	SF+450, 2.0% PIK (2.0% Max PIK)	0.8%	12/1/27	45.3	44.7	41.2
Time Manufacturing Co	(v)	Capital Goods	SF+650	0.8%	12/1/27	4.8	4.8	4.4
Time Manufacturing Co	(v)	Capital Goods	E+450, 2.0% PIK (2.0% Max PIK)	0.8%	12/1/27	£13.7	14.4	12.9
Time Manufacturing Co	(x)	Capital Goods	SF+650	0.8%	12/1/27	$19.0	19.0	17.3
Trescal SA	(v)(w)	Commercial & Professional Services	E+550	0.0%	4/29/30	£4.6	5.0	4.8
Trescal SA	(v)(w)	Commercial & Professional Services	E+500	0.0%	4/29/30	4.2	4.0	4.3
Trescal SA	(w)(x)	Commercial & Professional Services	E+500	0.0%	4/29/30	6.1	7.5	7.4
Turnpoint Services Inc	(v)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	12.9	12.8	12.8
Turnpoint Services Inc	(x)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/30	1.6	1.6	1.6
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Turnpoint Services Inc	(x)	Capital Goods	SF+500, 0.0% PIK (3.0% Max PIK)	0.8%	6/17/31	$2.5	$2.5	$2.5
Ultra Electronics Holdings Ltd	(aa)(m)(w)	Capital Goods	SF+375	0.5%	8/3/29	1.7	1.7	1.7
USIC Holdings Inc	(f)(k)(t)(v)	Commercial & Professional Services	SF+550	0.8%	9/10/31	119.7	119.1	120.3
USIC Holdings Inc	(v)	Commercial & Professional Services	SF+525	0.8%	9/10/31	3.5	3.5	3.5
USIC Holdings Inc	(x)	Commercial & Professional Services	SF+550	0.8%	9/10/31	6.6	6.6	6.6
USIC Holdings Inc	(x)	Commercial & Professional Services	SF+525	0.8%	9/10/31	11.7	11.7	11.7
Veriforce LLC	(f)(k)(t)(w)	Software & Services	SF+500	0.8%	11/21/31	37.1	36.9	36.9
Veriforce LLC	(v)(w)	Software & Services	SA+500	0.8%	11/21/31	£13.6	17	16.9
Veriforce LLC	(w)(x)	Software & Services	SF+500	0.8%	11/21/31	$4.7	4.7	4.7
Veriforce LLC	(w)(x)	Software & Services	SF+500	0.8%	11/21/31	3.7	3.7	3.7
Version1 Software Ltd	(v)(w)	Software & Services	E+515, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	€2.0	2.2	2.1
Version1 Software Ltd	(w)(x)	Software & Services	E+515, 0.0% PIK (1.7% Max PIK)	0.0%	7/11/29	11.7	12.6	12.3
VetCor Professional Practices LLC	(m)(v)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	$67.9	67.4	67.9
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF+600	0.8%	8/31/29	8.4	8.4	8.4
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+575	0.8%	8/31/29	6.7	6.7	6.7
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF+525	0.8%	8/31/29	34.3	34.1	34.3
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(f)(i)(k)(m)(t)(v)	Household & Personal Products	SF+625	1.0%	11/30/26	112.4	109.8	109.9
Wealth Enhancement Group LLC	(v)	Financial Services	SF+500	1.0%	10/4/28	—	0.0	0.0
Wealth Enhancement Group LLC	(v)	Financial Services	SF+500	1.0%	10/4/28	1.0	1.0	1.0
Wealth Enhancement Group LLC	(x)	Financial Services	SF+500	1.0%	10/4/28	2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF+500	1.0%	10/4/28	0.4	0.4	0.4
Wealth Enhancement Group LLC	(x)	Financial Services	SF+500	1.0%	10/4/28	20.0	20.0	19.9
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods	0.1% 5.9% PIK (5.9% Max PIK)		12/29/28	€53.8	57.7	54.1
Woolpert Inc	(v)	Capital Goods	SF+500	1.0%	4/5/29	$0.6	0.6	0.6
Woolpert Inc	(f)(k)(t)(v)	Capital Goods	SF+500	1.0%	4/5/30	72.6	72.6	73.5
Woolpert Inc	(x)	Capital Goods	SF+500	1.0%	4/5/29	17.9	17.9	17.9
Woolpert Inc	(x)	Capital Goods	SF+500	1.0%	4/5/30	31.2	31.2	31.6
Worldwise Inc	(ad)(v)	Household & Personal Products	SF+400 PIK (SF+400 Max PIK)	2.0%	3/29/30	19.1	19.1	19.1
Worldwise Inc	(ad)(x)	Household & Personal Products	SF+500 PIK (SF+500 Max PIK)	2.0%	3/29/32	1.7	1.7	1.7
Zellis Holdings Ltd	(w)(x)	Software & Services	SA+550, 0.0% PIK (5.5% Max PIK)	0.0%	8/13/31	£6.3	8.0	7.9
Zendesk Inc	(m)(v)	Software & Services	SF+500	0.8%	11/22/28	59.5	59.0	60.0
Zendesk Inc	(x)	Software & Services	SF+500	0.8%	11/22/28	14.5	14.4	14.7
Zendesk Inc	(x)	Software & Services	SF+500	0.8%	11/22/28	6.0	6.0	6.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF+550, 0.0% PIK (2.8% Max PIK)	0.8%	2/28/31	$82.7	$82.1	$83.5
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	5.4	5.4	5.5
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/28/30	11.6	11.6	11.6
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF+550	0.8%	2/28/31	10.0	10.0	10.2
Total Senior Secured Loans—First Lien							9,245.0	9,044.8
Unfunded Loan Commitments							(1,249.9)	(1,249.9)
Net Senior Secured Loans—First Lien							7,995.1	7,794.9

Senior Secured Loans—Second Lien—10.5%
Constellis Holdings LLC	(ac)(v)	Capital Goods	SF+900, 0.0% PIK (9.0% Max PIK)	1.0%	12/31/28	7.0	6.8	7.0
Cubic Corp	(v)	Software & Services	SF+763	0.8%	5/25/29	44.8	42.7	34.4
Peraton Corp	(s)(v)	Capital Goods	SF+800	1.0%	2/1/29	175.0	168.2	168.5
Peraton Corp	(v)	Capital Goods	SF+775	0.8%	2/1/29	129.8	125.4	124.1
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650, 0.0% PIK (6.5% Max PIK)	1.0%	7/11/27	7.1	7.1	7.1
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF+650, 0.0% PIK (6.5% Max PIK)	1.0%	7/19/27	7.4	7.4	7.4
Solera LLC	(v)	Software & Services	SF+900	1.0%	6/4/29	335.9	323.8	335.9
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services			3/12/34	8.3	4.5	4.8
Sweeping Corp of America Inc	(m)(v)(y)	Commercial & Professional Services			3/12/36	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E+750	0.0%	10/1/30	€3.8	4.1	3.7
Valeo Foods Group Ltd	(w)(x)	Food, Beverage & Tobacco	E+750	0.0%	10/1/30	2.3	3.0	2.9
Total Senior Secured Loans—Second Lien							693.0	695.8
Unfunded Loan Commitments							(3.0)	(3.0)
Net Senior Secured Loans—Second Lien							690.0	692.8

Other Senior Secured Debt—1.9%
JW Aluminum Co	(aa)(ad)(s)(v)	Materials	10.3%		6/1/26	$76.5	76.1	76.6
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		11/1/28	30.2	29.0	25.1
TIBCO Software Inc	(aa)(v)	Software & Services	6.5%		3/31/29	0.7	0.6	0.7
Warren Resources Inc	(v)	Energy	4.0%		12/1/26	24.3	24.3	21.0
Total Other Senior Secured Debt							130.0	123.4

Subordinated Debt—3.5%
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	7.4	7.4	7.3
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Apex Service Partners LLC	(v)	Commercial & Professional Services	14.3% PIK (14.3% Max PIK)		4/23/31	$15.3	$15.0	$15.0
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods	10.0% PIK (10.0% Max PIK)		9/1/28	43.0	21.4	32.9
Colosseum Dental Group	(v)(w)	Health Care Equipment & Services	8.5% PIK (8.5% Max PIK)		4/23/29	€11.6	12.1	11.7
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services	10.0% PIK (10.0% Max PIK)		7/1/29	$0.1	0.1	0.1
Miami Beach Medical Group LLC	(v)(y)(z)	Health Care Equipment & Services	SF+650, 1.5% PIK (1.5% Max PIK)	1.0%	2/18/25	18.3	18.3	11.5
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	12.1	8.9	11.9
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services			4/1/30	47.2	32.0	42.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+725	0.5%	1/31/30	62.9	61.4	62.8
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF+900 PIK (SF+900 Max PIK)	0.5%	1/31/31	38.0	37.5	37.5
Total Subordinated Debt							214.1	232.7

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—31.7%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					8,516,891	$14.0	$—
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	8.0%, 3.0% PIK (3.0% Max PIK)		12/19/29		$62.5	61.0	54.5
Abacus JV, ABF Equity	(ad)(v)(w)(y)	Insurance					35,754,604	35.1	24.6
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services					1,339,253	1.5	0.9
Altavair AirFinance, ABF Equity	(ac)(v)(w)	Capital Goods					121,521,801	122.5	128.2
Altitude II IRL WH Borrower DAC, Revolver	(v)(w)	Capital Goods	SF+1,000	0.0%	1/12/30		$6.1	6.1	6.1
Altitude II IRL WH Borrower DAC, Revolver	(w)(x)	Capital Goods	SF+1,000	0.0%	1/12/30		$3.7	3.7	3.7
Australis Maritime II, ABF Equity	(ad)(v)(w)	Transportation					19,724,089	19.7	19.8
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation					11,611,124	11.6	11.3
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services	5.0%, 9.5% PIK (9.5% Max PIK)		4/30/30		$16.9	16.9	16.9
Avenue One PropCo, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)					10,339,283	10.3	10.2
Avenue One PropCo, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.0% PIK (7.0% Max PIK)		3/15/34		$32.3	32.3	32.3
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services					720,108,628	74.9	60.4
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR+925	0.0%	1/27/34	SEK	15.0	1.3	1.3
Bankers Healthcare Group LLC, Term Loan	(v)(w)	Financial Services	22.0%		11/8/27		$8.8	8.8	8.6
Bausch Health Cos Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$60.0	60.0	60.0
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Bausch Health Cos Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+665	1.0%	1/28/28		$60.0	$60.0	$60.0
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components					54,407	—	—
Callodine Commercial Finance LLC, 2L Term Loan A	(v)	Financial Services	SF+900	1.0%	11/3/25		$88.4	86.2	88.4
Callodine Commercial Finance LLC, 2L Term Loan B	(v)	Financial Services	SF+900	1.0%	11/3/25		$12.0	12.0	12.0
Callodine Commercial Finance LLC, 2L Term Loan B	(x)	Financial Services	SF+900	1.0%	11/3/25		$36.1	36.1	36.1
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)					20,061,940	22.1	32.9
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	11.0%		12/22/28		$40.1	39.6	40.1
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$3.5	3.5	3.5
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	2.3	1.6	1.6
Covis Finco Sarl, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€2.2	2.1	2.2
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+675	1.0%	11/20/26		$8.6	8.6	8.6
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	C+675	1.0%	11/30/26	C$	1.7	1.4	1.4
Covis Finco Sarl, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E+675	1.0%	11/30/26		€1.8	2.1	2.1
Curia Global Inc, Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29		$62.0	62.0	62.0
Curia Global Inc, Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF+625	1.0%	1/29/29		$21.3	21.3	21.3
Discover Financial Services, ABF Equity	(ad)(v)(w)(y)	Financial Services					20,909,405	20.9	21.7
Discover Financial Services, Subordinated Loan	(ad)(v)(w)	Financial Services	15.0%		9/6/34		$38.8	38.8	38.8
Discover Financial Services, Subordinated Loan	(ad)(w)(x)	Financial Services	15.0%		9/6/34		$0.1	0.1	0.1
Drive Revel, ABF Equity	(v)(w)	Financial Services					7,488,885	8.1	9.1
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services					425,557,318	242.9	175.1
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services					1,222,206	1.4	2.5
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services					5,810,719	5.8	5.6
Global Lending Services LLC, ABF Equity	(v)(w)	Financial Services					53,899,361	53.9	57.2
Global Lending Services LLC, ABF Equity	(v)(w)(y)	Financial Services					84,797	0.1	0.1
Global Lending Services LLC, Bond	(v)(w)	Financial Services	12.5% PIK (12.5% Max PIK)		12/31/32		$0.3	0.3	0.3
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services					10,662,084	10.7	14.9
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)(y)	Financial Services					20,592,578	20.6	22.3
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34		$33.5	33.5	33.5
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
GreenSky Holdings LLC, Term Loan	(ac)(x)	Financial Services	9.3% PIK (9.3% Max PIK)		3/14/34	$3.0	$3.0	$3.0
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance				536,709	0.5	0.5
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance	12.0%			$85.4	85.4	85.4
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods				137,454,388	137.5	146.7
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods	14.3%		5/31/26	$39.1	39.1	15.8
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment				35,894	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services				4,899,123	4.9	4.3
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods				2,899,042	2.6	7.2
Lennar Corp, ABF Equity	(v)(w)	Consumer Durables & Apparel				15,896,685	15.9	16.4
Lennar Corp, Term Loan	(v)(w)	Consumer Durables & Apparel	10.8%, 0.0% PIK (10.8% Max PIK)		8/30/29	$13.7	13.7	13.7
Lennar Corp, Term Loan	(w)(x)	Consumer Durables & Apparel	10.8%, 0.0% PIK (10.8% Max PIK)		8/30/29	$1.0	1.0	1.0
My Community Homes PropCo 2, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				20,284,091	20.3	15.6
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	7.5% PIK (7.5% Max PIK)		3/15/34	$64.4	64.4	64.4
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services			1/25/27	$8.3	0.4	1.9
Norway_France, ABF Equity	(v)(w)	Financial Services				10,696,355	11.9	11.1
Optio Invest, ABF Equity	(v)(w)	Financial Services				3,672,725	4.7	5.7
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services				70,197,743	76.2	78.1
Powin Energy Corp/NV, Revolver	(v)	Capital Goods	13.5%, 0.0% PIK (13.5% Max PIK)		9/30/27	$12.6	12.6	12.6
Powin Energy Corp/NV, Revolver	(x)	Capital Goods	13.5%, 0.0% PIK (13.5% Max PIK)		9/30/27	$17.4	17.4	17.4
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				210,667	—	—
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				823,011	—	—
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				823,011	—	—
Powin Energy Corp/NV, Warrants	(l)(y)	Capital Goods				210,667	—	—
Prime ST LLC, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)				5,612,193	8.9	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)	5.0%, 6.0% PIK (6.0% Max PIK)		3/12/30	$62.4	61.0	27.6
Residential Opportunities I LLC, ABF Equity	(v)	Real Estate Management & Development				39	—	0.1
Roemanu LLC (FKA Toorak Capital Partners LLC), ABF Equity	(ad)(v)	Financial Services				220,778,388	236.5	238.9
Saluda Grade Alternative Mortgage Trust 2022-BC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development	18.0%		7/25/30	$3.4	2.4	2.9
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Saluda Grade Alternative Mortgage Trust 2023-LOC2, Structured Mezzanine	(v)(w)	Real Estate Management & Development			10/25/53	5,199,630	$8.5	$7.5
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)	Financial Services				23,500,000	23.5	23.4
SunPower Financial, ABF Equity	(v)(w)(y)	Financial Services				3,690,938	3.7	4.6
Synovus Financial Corp, ABF Equity	(v)(w)	Banks				4,253,710	4.3	4.6
TalkTalk Telecom Group Ltd, Revolver	(v)(w)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£34.2	42.7	42.8
TalkTalk Telecom Group Ltd, Revolver	(w)(x)	Commercial & Professional Services	SA+700	1.5%	9/5/26	£9.2	11.8	11.8
TDC LLP, ABF Equity	(ad)(v)(w)(y)	Financial Services				1,576,060	2.0	1.9
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services	8.0%			£29.3	37.3	36.8
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(v)(w)	Materials	SF+475	1.0%	1/18/28	$58.5	58.5	58.9
Trinseo Materials Operating SCA / Trinseo Materials Finance Inc, Revolver	(w)(x)	Materials	SF+475	1.0%	1/18/28	$58.5	58.5	58.8
Vehicle Secured Funding Trust, ABF Equity	(v)(w)(y)	Financial Services				21,111,425	21.1	23.1
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services	15.0% PIK (15.0% Max PIK)		1/25/46	$63.3	63.3	63.3
Weber-Stephen Products LLC, Revolver	(v)(w)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$26.2	26.2	26.4
Weber-Stephen Products LLC, Revolver	(w)(x)	Consumer Discretionary Distribution & Retail	SF+575	1.0%	12/19/26	$57.1	57.1	57.5
Total Asset Based Finance							2,514.2	2,384.0
Unfunded Asset Based Finance Commitments							(282.3)	(282.3)
Net Asset Based Finance							2,231.9	2,101.7

Credit Opportunities Partners JV, LLC—20.6%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC				$1,637.3	1,571.7	1,363.3
Total Credit Opportunities Partners JV, LLC							1,571.7	1,363.3

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—17.8%(e)
48Forty Solutions LLC, Common Stock	(ac)(f)(k)(t)(v)(y)	Commercial & Professional Services				25,122	$—	$—
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	11.8% PIK (11.8% Max PIK)			72,920	67.9	73.1
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services				2,655,491	2.7	2.0
Amerivet Partners Management Inc, Preferred Stock	(v)	Health Care Equipment & Services	11.5% PIK (11.5% Max PIK)			17,560	17.2	14.1
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Arcos LLC/VA, Preferred Stock	(v)	Software & Services	SF+950 PIK (SF+950 Max PIK)	1.0%	4/30/31	24,310	$20.7	$22.2
Arena Energy LP, Warrants	(v)	Energy				68,186,525	0.4	0.1
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Common Stock	(n)(p)(y)	Energy				10,193	9.6	2.9
Ascent Resources Utica Holdings LLC / ARU Finance Corp, Trade Claim	(n)(p)(y)	Energy				866,071	17.7	24.5
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services	10.8% PIK (10.8% Max PIK)			364,715	348.7	361.3
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods				500	5.0	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods				900	4.0	—
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods				6,516	9.9	—
Belk Inc, Common Stock	(ad)(v)(y)	Consumer Discretionary Distribution & Retail				1,050,031	17.6	27.1
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco				11,167,000	—	18.4
Bowery Farming Inc, Common Stock	(v)(y)	Food, Beverage & Tobacco				1,058,391	10.0	—
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco				147,815,378	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	161,828	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco			9/10/28	1,918,831	—	—
CDS US Intermediate Holdings Inc, Warrant	(v)(w)(y)	Media & Entertainment				2,023,714	—	14.9
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment				227,802	7.5	4.3
Constellis Holdings LLC, Preferred Stock	(ac)(v)(y)	Capital Goods			12/31/28	69,653	3.2	3.4
Constellis Holdings LLC, Private Equity	(ac)(f)(v)(y)	Capital Goods				849,702	10.3	—
Cubic Corp, Preferred Stock	(v)(y)(z)	Software & Services	11.0% PIK (11.0% Max PIK)			62,289	55.5	42.0
Galaxy Universal LLC, Common Stock	(ac)(n)(y)	Consumer Durables & Apparel				228,806	35.4	49.2
Galaxy Universal LLC, Preferred Stock	(ac)(n)	Consumer Durables & Apparel	15.9% PIK (15.9% Max PIK)			3,240	4.9	7.2
Galaxy Universal LLC, Trade Claim	(ac)(v)(y)	Consumer Durables & Apparel				7,701,195	2.5	1.9
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services				250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services				1,000	8.2	5.0
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services				745	—	—
HM Dunn Co Inc, Preferred Stock, Series A	(ad)(s)(v)(y)	Capital Goods				85,385	7.1	0.1
HM Dunn Co Inc, Preferred Stock, Series B	(ad)(s)(v)(y)	Capital Goods				15,000	—	—
Imagine Communications Corp, Common Stock	(v)(y)	Media & Entertainment				33,034	3.8	0.7
JW Aluminum Co, Common Stock	(ad)(j)(u)(v)(y)	Materials				2,105	—	2.5
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)(y)(z)	Materials	0.0% PIK (12.5% Max PIK)		2/15/28	15,279	214.5	152.3
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services				26,230,661	—	—
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(m)(s)(v)(y)	Commercial & Professional Services				26,230,661	$48.3	$15.1
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail				7,944,319	7.9	4.2
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services				4,938,192	4.9	7.1
Maverick Natural Resources LLC, Common Stock	(n)(o)	Energy				259,211	61.2	37.4
Med-Metrix, Common Stock	(h)	Software & Services				29,403	1.5	4.2
Med-Metrix, Preferred Stock	(h)	Software & Services	8.0% PIK (8.0% Max PIK)			29,403	1.5	1.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	L+1,225 PIK (L+1,225 Max PIK)	0.0%		89,639	85.6	86.8
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	0.0	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services				30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services				49,406	20.2	33.1
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services				42,923	—	—
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services				34,872	2.1	1.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services				371,992	22.8	20.7
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services	9.0% PIK (9.0% Max PIK)		10/25/2029	12,174	10.4	12.2
Polyconcept North America Inc, Class A - 1 Units	(v)	Household & Personal Products				30,000	3.0	4.3
PRG III LLC, Preferred Stock, Series A PIK	(ad)(v)(y)	Media & Entertainment				434,250	18.1	67.2
PRG III LLC, Preferred Stock, Series B PIK	(ad)(v)(y)	Media & Entertainment				140	—	—
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy				837,780	3.1	2.2
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel				4,563	8.3	6.1
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				4,600,940	4.6	10.1
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.9
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.1
Saturn Oil & Gas Inc, Common Stock	(aa)(j)(u)(v)(w)(y)	Energy				355,993	0.7	0.5
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.0	15.1
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				454,343,603	4.8	7.8
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	2.2
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods				11,630	8.0	10.9
Worldwise Inc, Common Stock	(ad)(v)(y)	Household & Personal Products				9,765	0.6	0.7
Total Equity/Other							1,211.1	1,181.5
TOTAL INVESTMENTS—203.7%							$14,044.0	13,490.4
LIABILITIES IN EXCESS OF OTHER ASSETS—(103.7%)								(6,868.2)
NET ASSETS—100%								$6,622.2
See notes to consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2024
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 1. Principal Business and Organization

FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of December 31, 2025. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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
The Company is externally managed by FS/KKR Advisor, LLC, or the Adviser, pursuant to an investment advisory agreement, dated as of June 16, 2021, or the Advisory Agreement.
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
Cash and Cash Equivalents: Cash and cash equivalents include funds from time to time deposited with financial institutions and short-term, liquid investments in a money market account. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions, which are members of the Federal Deposit Insurance Corporation. The Company’s cash and cash equivalents are held with major financial institutions and generally may exceed federally insured limits.
Valuation of Portfolio Investments: The Company’s board of directors, or the Board or the Board of Directors, is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. As permitted by Rule 2a-5 of the 1940 Act, the Board has designated the Adviser as its valuation designee with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
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
•the valuation committee meets with the Adviser to receive the relevant quarterly reporting from the Adviser and to discuss any questions from the valuation committee in connection with the valuation committee’s role in overseeing the fair valuation process; and
•following the completion of its fair value oversight activities, the valuation committee (with the assistance of the Adviser) provides the Board of Directors with a report regarding the quarterly valuation process.
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
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
For all other derivatives, the Company does not utilize hedge accounting and recognizes such derivative instruments as assets or liabilities at fair value in its consolidated financial statements. Changes in fair value of derivative contracts entered into by the Company, which have not been designated as hedging instruments, are recognized through the net change in unrealized appreciation (depreciation) on derivative instruments in the consolidated statements of operations. Realized gains and losses on the derivative instruments are included in net realized gains (losses) on derivative instruments in the consolidated statements of operations.
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts.
For the years ended December 31, 2025, 2024 and 2023, the Company recognized $20, $31 and $20, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statements of operations.
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
Capital Gains Incentive Fee: Pursuant to the terms of the Advisory Agreement, the incentive fee on capital gains is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of the Company’s incentive fee capital gains, which will equal the realized capital gains of Corporate Capital Trust, Inc., or CCT, (as predecessor-by-merger to the Company), FS KKR Capital Corp. II, or FSKR, (as predecessor-by-merger to the Company) and the Company (without duplication) on a cumulative basis from inception, calculated as of the end of each calendar year, computed net of all realized capital losses and unrealized capital depreciation (without duplication) on a cumulative basis, less the aggregate amount of any capital gain incentive fees previously paid by CCT, FSKR and the Company. On a quarterly basis, the Company accrues for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
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
Subordinated Income Incentive Fee: Pursuant to the terms of the Advisory Agreement, the Adviser may also be entitled to receive a subordinated incentive fee on income. The subordinated incentive fee on income under the Advisory Agreement, which is calculated and payable quarterly in arrears, equals 17.5% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.12%, or 8.48% annually, of net assets. Thereafter, the Adviser will be entitled to receive 17.5% of pre-incentive fee net investment income.
Income Taxes: The Company has elected to be treated, and intends to qualify annually, as a RIC for U.S. federal income tax purposes under Subchapter M of the Code. To qualify for and maintain qualification as a RIC for U.S. federal income tax purposes, the Company must, among other things, meet certain source-of-income and asset diversification requirements, as well as distribute to its stockholders, for each tax year, at least 90% of its “investment company taxable income,” which is generally the Company’s net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses, determined without regard to any deduction for distributions paid. As a RIC, the Company will not have to pay corporate-level U.S. federal income taxes on any income that it distributes to its stockholders. The Company intends to make distributions in an amount sufficient to qualify for and maintain its RIC tax status each tax year and to not pay any U.S. federal income taxes on income so distributed. The Company is also subject to nondeductible federal excise taxes if it does not distribute an amount at least equal to the sum of 98% of net ordinary income of that calendar year, 98.2% of any capital gain net income for the one-year period ending October 31 of that calendar year, if any, and any recognized and undistributed income from prior years for which it paid no U.S. federal income taxes. The Company accrued $22, $23 and $22 in estimated excise taxes payable in respect of income received during the years ended December 31, 2025, 2024 and 2023, respectively. During the years ended December 31, 2025, 2024, and 2023, the Company paid $25, $27 and $20, respectively, in excise and other taxes.
The Company evaluates its tax positions to determine if the tax positions taken meet the minimum recognition threshold in connection with accounting for uncertainties in income tax positions taken or expected to be taken for the purposes of measuring and

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
recognizing tax benefits or liabilities in the Company’s consolidated financial statements. Recognition of a tax benefit or liability with respect to an uncertain tax position is required only when the position is “more likely than not” to be sustained assuming examination by taxing authorities. The Company recognizes interest and penalties, if any, related to unrecognized tax liabilities as income tax expense in its consolidated statements of operations. During the years ended December 31, 2025, 2024 and 2023, the Company did not incur any interest or penalties.
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
Recent Accounting Pronouncements: In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, or ASU 2023-09, which requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Company adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
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

Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Stock Repurchase Program	—	—	—	—	(1,665,317)	$(32)
Issuance of Common Stock	—	—	—	—	—	—
Net Proceeds from Share Transactions	—	—	—	—	(1,665,317)	$(32)
During the year ended December 31, 2025, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 1,654,093 shares of common stock in the open market at an average price per share of $17.64 (totaling $29) pursuant to the DRP, and distributed such shares to participants in the DRP. During the year ended December 31, 2024, the administrator for the DRP purchased 3,918,188 shares of common stock in the open market at an average price per share of $20.29 (totaling $80) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
“At the Market” Offering
On May 9, 2025, the Company and the Adviser entered into separate equity distribution agreements, or the Equity Distribution Agreements, with each of Truist Securities, Inc., RBC Capital Markets, LLC, KKR Capital Markets LLC, and SMBC Nikko Securities America, Inc., or the Sales Agents. The Equity Distribution Agreements provide that the Company may, from time to time, issue and sell shares of its common stock, having an aggregate offering price of up to $750 through the Sales Agents or to them as principals for their own respective accounts, in an “at the market offering” (as defined in Rule 415 under the Securities Act of 1933, as amended, or

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 3. Share Transactions (continued)

the Securities Act), or the ATM Program. Sales of shares in the ATM Program, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on The New York Stock Exchange or a similar securities exchange or sales made to or through a market maker other than on an exchange and by any other method permitted by law, which may include block trades, at prices related to prevailing market prices or negotiated prices.
The Sales Agents will receive a commission from the Company of up to 1.5% of the gross sales price of any shares sold through such Sales Agent in the ATM Program under the Equity Distribution Agreements. The offering price per share of shares less commissions payable under the Equity Distribution Agreements and discounts, if any, will not be less than the net asset value per share of the Company’s common stock at the time of such sale, provided, that the Adviser may, but is not obligated to, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of any shares sold in the offering will not be less than the Company’s then-current net asset value per share. Any such payments made by the Adviser will not be subject to reimbursement by the Company.
During the year ended December 31, 2025, the Company did not issue or sell shares of its common stock under the Equity Distribution Agreements.
Stock Repurchase Program
On October 31, 2022, the Board of Directors approved a renewal of the previously approved Stock Repurchase Program. The program provided for aggregate purchases of the Company’s common stock in an amount up to $54, which was the aggregate amount remaining of the $100 amount originally approved by the Board of Directors.
During the year ended December 31, 2023, the Company repurchased 1,665,317 shares of common stock pursuant to the Stock Repurchase Program at an average price per share (inclusive of commissions paid) of $18.89 (totaling $32). The program has concluded since the aggregate repurchase amount that was approved by the Board of Directors has been expended.

Note 4. Related Party Transactions
Compensation of the Investment Adviser
Pursuant to the Advisory Agreement, the Adviser is entitled to a base management fee calculated at an annual rate of 1.50% of the average weekly value of the Company’s gross assets excluding cash and cash equivalents (gross assets equal the total assets of the Company as set forth on the Company’s consolidated balance sheets) and an incentive fee based on the Company’s performance. Effective June 15, 2019, in connection with stockholder approval of the modification of the asset coverage requirement applicable to senior securities from 200% to 150%, the Adviser reduced (by permanent waiver) the annual base management fee payable under the Advisory Agreement from 1.5% to 1.0% on all assets financed using leverage over 1.0x debt-to-equity. The base management fee is payable quarterly in arrears. All or any part of the base management fee not taken as to any quarter will be deferred without interest and may be taken in such other quarter as the Adviser determines. See Note 2 for a discussion of the capital gains and subordinated income incentive fees that the Adviser may be entitled to under the Advisory Agreement.
The Adviser has agreed to exclude from the calculation of the subordinated incentive fee on income and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the acquired FSKR investments determined in accordance with Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues as a result of the June 16, 2021 merger, or the 2021 Merger, of FSKR, a BDC that was also advised by the Adviser, with and into the Company, with the Company continuing as the surviving company.
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
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
Pursuant to the Administration Agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as Future Standard, formerly FS Investments), or Future Standard, and KKR Credit Advisors (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than quarterly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Board of Directors reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Board of Directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board of Directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board of Directors compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
The following table describes the fees and expenses accrued under the Advisory Agreement and the Administration Agreement, as applicable, during the years ended December 31, 2025, 2024 and 2023:

			Year Ended December 31,
Related Party	Source Agreement	Description	2025	2024	2023
The Adviser	Advisory Agreement	Base Management Fee(1)	$206	$216	$226
The Adviser	Advisory Agreement	Subordinated Incentive Fee on Income(2)	$136	$167	$181
The Adviser	Administration Agreement	Administrative Services Expenses(3)	$10	$10	$12
________________
(1)During the years ended December 31, 2025, 2024 and 2023, $209, $219, and $229, respectively, in base management fees were paid to the Adviser. As of December 31, 2025, $50 in base management fees were payable to the Adviser.
(2)During the years ended December 31, 2025, 2024 and 2023, $143, $173 and $167, respectively, of subordinated incentive fees on income were paid to the Adviser. As of December 31, 2025, $28 in subordinated incentive fees on income were payable to the Adviser.
(3)During the years ended December 31, 2025, 2024 and 2023, $8, $9 and $11, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.9 for the year ended December 31, 2025. The Company paid $12, $12 and $13, respectively, in administrative services expenses to the Adviser during the years ended December 31, 2025, 2024 and 2023.
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
Affiliated Transactions
As a BDC, the Company is subject to certain regulatory restrictions in making its investments. For example, BDCs generally are not permitted to co-invest with certain affiliated entities in transactions originated by the BDC or its affiliates in the absence of an exemptive order from the SEC. However, BDCs are permitted to, and may, simultaneously co-invest in transactions where price is the only negotiated term. We may also be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of a majority of our directors who are not interested persons.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser and any future BDCs that are advised by its former investment adviser or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Adviser, and in an effort to mitigate potential future conflicts of interest, the Board of Directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated January 5, 2021, that permits the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with certain affiliates of the Adviser.
On June 16, 2025, the Company applied for streamlined co-investment exemptive relief, which, if granted by the SEC, would supersede the existing co-investment exemptive relief, except to the extent the Company continues to rely on the FS Order solely with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018. The streamlined co-investment relief would similarly permit co-investments with certain affiliates, but would simplify certain of the conditions under the current order and provide more flexibility than the current order.
Affiliated Purchaser Program
As previously disclosed, certain affiliates of the owners of the Adviser committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company’s common stock. In August 2023 and March 2024, that investment vehicle entered into written trading plans with a third-party broker in accordance with Rule 10b5-1 and Rule 10b-18 promulgated under the Exchange Act to facilitate the sale of shares of the Company’s common stock pursuant to the terms and conditions of such plan. The Company is not a party to any transaction with the investment vehicle.
Affiliated Borrowing
The Company is permitted to borrow from an affiliate of the Adviser. Such borrowings do not accrue interest, are unsecured and are repaid within 1-2 days. As of December 31, 2025, no borrowings are outstanding under this arrangement.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 5. Distributions
The following table reflects the distributions per share that the Company has declared on its common stock during the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
May 5, 2025	Base	June 18, 2025	July 2, 2025	0.64
May 5, 2025	Supplemental	June 18, 2025	July 2, 2025	0.06
July 31, 2025	Base	September 17, 2025	October 2, 2025	0.64
July 31, 2025	Supplemental	September 17, 2025	October 2, 2025	0.06
October 8, 2025	Base	December 3, 2025	December 17, 2025	0.64
October 8, 2025	Supplemental	December 3, 2025	December 17, 2025	0.06
Total Dividends Declared				$2.80

	For the Year Ended December 31, 2024
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
November 2, 2023	Special	February 14, 2024	February 28, 2024	$0.05
February 20, 2024	Base	March 13, 2024	April 2, 2024	0.64
February 20, 2024	Supplemental	March 13, 2024	April 2, 2024	0.06
November 2, 2023	Special	May 15, 2024	May 29, 2024	0.05
May 2, 2024	Base	June 12, 2024	July 2, 2024	0.64
May 2, 2024	Supplemental	June 12, 2024	July 2, 2024	0.06
July 31, 2024	Base	September 11, 2024	October 2, 2024	0.64
July 31, 2024	Supplemental	September 11, 2024	October 2, 2024	0.06
October 8, 2024	Base	December 4, 2024	December 18, 2024	0.64
October 8, 2024	Supplemental	December 4, 2024	December 18, 2024	0.06
Total Dividends Declared				$2.90

	For the Year Ended December 31, 2023
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 21, 2023	Base	March 15, 2023	April 3, 2023	$0.64
February 21, 2023	Supplemental	March 15, 2023	April 3, 2023	0.06
May 4, 2023	Special	May 17, 2023	May 31, 2023	0.05
May 4, 2023	Base	June 14, 2023	July 5, 2023	0.64
May 4, 2023	Supplemental	June 14, 2023	July 5, 2023	0.06
May 4, 2023	Special	August 16, 2023	August 30, 2023	0.05
August 3, 2023	Base	September 13, 2023	October 3, 2023	0.64
August 3, 2023	Supplemental	September 13, 2023	October 3, 2023	0.06
May 4, 2023	Special	November 15, 2023	November 29, 2023	0.05
November 2, 2023	Base	December 13, 2023	January 3, 2024	0.64
November 2, 2023	Supplemental	December 13, 2023	January 3, 2024	0.06
Total Dividends Declared				$2.95

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)
On February 19, 2026, the Board of Directors declared a regular quarterly distribution of $0.48 per share consisting of a $0.45 base distribution and a $0.03 supplemental distribution, which will be paid on or about April 2, 2026 to stockholders of record as of the close of business on March 18, 2026. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Board of Directors.
Pursuant to the DRP, the Company will reinvest all cash dividends or distributions declared by the Board of Directors on behalf of stockholders who do not elect to receive their distributions in cash. As a result, if the Board of Directors declares a distribution, then stockholders who have not elected to “opt out” of the DRP will have their distributions automatically reinvested in additional shares of the Company’s common stock.
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
The Company may fund its cash distributions to stockholders from any sources of funds legally available to it, including proceeds from the sale of shares of the Company’s common stock, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, and dividends or other distributions paid to the Company on account of preferred and common equity investments in portfolio companies. The Company has not established limits on the amount of funds it may use from available sources to make distributions. During certain periods, the Company’s distributions may exceed its earnings. As a result, it is possible that a portion of the distributions the Company makes may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from the Company’s investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions (i.e., paid from ordinary income, paid from net capital gains on the sale of securities, and/or a return of capital, which is a nontaxable distribution) will be mailed to the Company’s stockholders, as appropriate. There can be no assurance that the Company will be able to pay distributions at a specific rate or at all.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the years ended December 31, 2025, 2024 and 2023:

Year Ended December 31,
	2025		2024		2023
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage	Distribution Amount	Percentage
Offering proceeds	$—	—	$—	—	$—	—
Borrowings	—	—	—	—	—	—
Net investment income(1)	784	100%	812	100%	827	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—	—	—
Non-capital gains proceeds from the sale of assets	—	—	—	—	—	—
Distributions on account of preferred and common equity	—	—	—	—	—	—
Total	$784	100%	$812	100%	$827	100%
________________
(1)During the years ended December 31, 2025, 2024 and 2023, 83.4%, 85.2% and 86.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.8%, 2.5% and 2.9%, respectively, was attributable to non-cash accretion of discount and 14.8%, 12.3% and 10.5%, respectively, was attributable to paid-in-kind, or PIK, interest.
The Company’s net investment income on a tax basis for the years ended December 31, 2025, 2024 and 2023 was $652, $735 and $943, respectively. As of December 31, 2025, 2024 and 2023, the Company had $464, $525 and $600, respectively, of undistributed net investment income and $3,107, $2,703 and $2,068, respectively, of accumulated capital losses on a tax basis.
The Company’s undistributed net investment income on a tax basis may be adjusted following the filing of the Company’s tax returns. The adjustment is in general due to tax-basis income received by the Company differing from GAAP-basis income on account of certain collateralized securities, interests in foreign entity structures, and interests in partnerships and the reclassification of realized gains and losses upon the sale of certain collateralized securities held in its investment portfolio during such period.
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
The following table sets forth a reconciliation between GAAP-basis net investment income and tax-basis net investment income during the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
GAAP-basis net investment income	$654	$813	$892
Income subject to tax not recorded for GAAP	86	(35)	74
GAAP accretion from merger not recognized for tax	(24)	(33)	(46)
Excise taxes	22	23	22
GAAP versus tax-basis impact of consolidation of certain subsidiaries	1	6	6
Reclassification of unamortized original issue discount and prepayment fees	(13)	(21)	(3)
Other miscellaneous differences	(74)	(18)	(2)
Tax-basis net investment income	$652	$735	$943
The Company may make certain adjustments to the classification of stockholders’ equity as a result of permanent book-to-tax differences.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)
During the year ended December 31, 2025, the Company increased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $8, decreased capital in excess of par value by $85 and increased accumulated undistributed (distributions in excess of) net investment income by $77, respectively. During the year ended December 31, 2024, the Company increased accumulated undistributed net realized gain (loss) on investments and gain (loss) on foreign currency by $196 and decreased capital in excess of par value and accumulated undistributed (distributions in excess of) net investment income by $153 and $43, respectively.
The determination of the tax attributes of the Company’s distributions is made annually as of the end of the Company’s fiscal year based upon the Company’s taxable income for the full year and distributions paid for the full year. The actual tax characteristics of distributions to stockholders are reported to stockholders annually, as appropriate, on Form 1099-DIV.
As of December 31, 2025 and 2024, the components of accumulated earnings on a tax basis were as follows:

	Year Ended December 31,
	2025	2024
Distributable ordinary income	$464	$525
Distributable realized gains (accumulated capital losses)(1)	(3,107)	(2,703)
Other temporary differences	32	24
Net unrealized appreciation (depreciation)(2)	(739)	(508)
Total	$(3,350)	$(2,662)
 ________________
(1)Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of December 31, 2025, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $3,107. The capital loss carryforward includes amounts from prior reorganizations that may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
(2)As of December 31, 2025 and 2024, the gross unrealized appreciation was $1,138 and $1,254, respectively. As of December 31, 2025 and 2024, the gross unrealized depreciation was $1,877 and $1,762, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $14,440 and $14,760 as of December 31, 2025 and 2024, respectively. The aggregate net unrealized appreciation (depreciation) on a tax basis was $(1,431) and $(1,270) as of December 31, 2025 and 2024, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of December 31, 2025, the Company had a gross deferred tax liability of $1 and net deferred tax liability of $0 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $124 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of December 31, 2025, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their unrealized depreciation on investments, net operating losses and other tax attributes, therefore the deferred tax asset was offset by a valuation allowance of $123. During the year ended December 31, 2025, the Company recorded a provision for taxes related to wholly-owned taxable subsidiaries of $12 related to current taxes.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$7,819	$7,523	57.8%	$7,995	$7,795	57.8%
Senior Secured Loans—Second Lien	598	539	4.2%	690	693	5.1%
Other Senior Secured Debt	65	55	0.4%	130	123	0.9%
Subordinated Debt	122	126	1.0%	214	233	1.7%
Asset Based Finance	1,831	1,694	13.0%	2,232	2,102	15.6%
Credit Opportunities Partners JV, LLC	2,202	1,968	15.1%	1,572	1,363	10.1%
Equity/Other	1,104	1,104	8.5%	1,211	1,181	8.8%
Total	$13,741	$13,009	100.0%	$14,044	$13,490	100.0%
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
As of December 31, 2025, the Company held investments in thirty-four portfolio companies of which it is deemed to “control.” As of December 31, 2025, the Company held investments in ten portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2025.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $1,447.4, unfunded equity/other commitments of $87.5 and unfunded commitments of $245.0 to Credit Opportunities Partners JV, LLC, or COPJV. As of December 31, 2024, the Company had unfunded debt investments with aggregate unfunded commitments of $1,534.1, unfunded equity/other commitments of $387.1 and unfunded commitments of $735.2 to COPJV. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s consolidated schedule of investments as of December 31, 2025 and 2024.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)

The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of December 31, 2025 and 2024:

	December 31, 2025		December 31, 2024
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Automobiles & Components	$—	—	$4	0.0%
Banks	—	—	5	0.0%
Capital Goods	1,542	11.9%	1,712	12.7%
Commercial & Professional Services	1,726	13.3%	1,733	12.8%
Consumer Discretionary Distribution & Retail	60	0.5%	174	1.3%
Consumer Durables & Apparel	306	2.4%	229	1.7%
Consumer Services	263	2.0%	244	1.8%
Consumer Staples Distribution & Retail	99	0.8%	102	0.8%
Credit Opportunities Partners JV, LLC	1,968	15.1%	1,363	10.1%
Energy	24	0.2%	89	0.7%
Equity Real Estate Investment Trusts (REITs)	264	2.0%	278	2.1%
Financial Services	836	6.4%	998	7.4%
Food, Beverage & Tobacco	56	0.4%	113	0.8%
Health Care Equipment & Services	1,668	12.8%	1,667	12.4%
Household & Personal Products	112	0.9%	134	1.0%
Insurance	547	4.2%	735	5.4%
Materials	276	2.1%	334	2.5%
Media & Entertainment	508	3.9%	699	5.2%
Pharmaceuticals, Biotechnology & Life Sciences	217	1.7%	298	2.2%
Real Estate Management & Development	1	0.0%	27	0.2%
Software & Services	2,134	16.4%	2,187	16.2%
Technology Hardware & Equipment	2	0.0%	2	0.0%
Telecommunication Services	109	0.8%	69	0.5%
Transportation	291	2.2%	294	2.2%
Total	$13,009	100.0%	$13,490	100.0%

Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,800 in the aggregate where the Company and SCRS would provide 87.5% and 12.5%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As of December 31, 2025, the Company and SCRS have funded approximately $2,520.0 to COPJV, of which $2,205.0 was from the Company.
During the year ended December 31, 2025, the Company sold investments with a cost of $1,805.4 for proceeds of $1,829.2 to COPJV and recognized a net realized gain (loss) of $23.8 in connection with the transactions. As of December 31, 2025, $242.4 of these sales to COPJV are included in receivable for investments sold in the consolidated statements of assets and liabilities. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. For the years ended December 31, 2025 and 2024, the Company earned $11.1 and $9.3 of administrative services fees, respectively.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)

Below is selected balance sheet information for COPJV as of December 31, 2025 and 2024:

	As of
	December 31, 2025	December 31, 2024
Selected Balance Sheet Information
Total investments, at fair value	$5,058.0	$3,295.5
Cash and other assets	196.6	363.8
Total assets	5,254.6	3,659.3
Debt	2,764.9	1,828.6
Other liabilities	240.6	272.6
Total liabilities	3,005.5	2,101.2
Member’s equity	$2,249.1	$1,558.1
Below is selected statement of operations information for COPJV for the years ended December 31, 2025 and 2024:

	For the Year Ended
	December 31, 2025	December 31, 2024
Selected Statement of Operation Information
Total investment income	$400.0	$349.2
Expenses
Interest expense	133.6	120.9
Custodian and accounting fees	1.5	1.6
Administrative services	11.1	9.3
Professional services	0.7	0.6
Other	2.6	1.0
Total expenses	149.5	133.4
Net investment income	250.5	215.8
Net realized and unrealized losses	(26.7)	(22.1)
Net increase in net assets resulting from operations	$223.8	$193.7

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated balance sheets held as of December 31, 2025 and 2024:

Derivative Instrument	Statement Location	December 31, 2025	December 31, 2024
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$—	$3
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(10)	(1)
Total		$(10)	$2

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)

Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the years ended December 31, 2025 and 2024 are in the following locations in the consolidated statements of operations:

Derivative Instrument	Statement Location	December 31, 2025	December 31, 2024
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(9)	$19
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(12)	(7)
Total		$(21)	$12
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of December 31, 2025 and 2024:

	December 31, 2025
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
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
The average notional balance for foreign currency forward contracts during the year ended December 31, 2025 and 2024 was $193.0 and $166.9, respectively. See consolidated schedules of investments for the Company’s open foreign currency forward contracts.
Interest Rate Swaps
In connection with the Company’s issuance on June 6, 2024 of $600 aggregate principal amount of its 6.875% Notes due 2029, or the 6.875% Notes due 2029, the Company entered into interest rate swap agreements for a total notional amount of $600 that mature on August 15, 2029 to reduce the exposure to changes in fair value associated with the 6.875% Notes due 2029. Under an interest rate swap agreement, entered into on June 13, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.754% on a notional amount of $200; and under an interest rate swap agreement, entered into on June 27, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.788% on a notional amount of $400. As of December 31, 2025, the counterparty to the interest rate swap agreements was ING Capital Markets LLC. The Company designated these interest rate swaps and the 6.875% Notes due 2029 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.875% Notes due 2029.
In connection with the Company’s issuance on each of November 20, 2024 and December 27, 2024 of $600 aggregate principal amount and $100 aggregate principal amount, respectively, of its 6.125% Notes due 2030, or the 6.125% Notes due 2030, the Company entered into interest rate swap agreements for a total notional amount of $700 that mature on January 15, 2030 to reduce the exposure to changes in fair value associated with the 6.125% Notes due 2030. Under an interest rate swap agreement, entered into on November 13, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.1374% on a notional amount of $600; and under an interest rate swap agreement, entered into on December 20, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.0614% on a notional amount of $100. As of December 31, 2025, the counterparty to the interest rate swap agreements was ING Capital Markets LLC. The Company designated these interest rate swaps and the 6.125% Notes due 2030 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes due 2030.
In connection with the Company’s issuance on September 25, 2025 of $400 aggregate principal amount of its 6.125% Notes due 2031, or the 6.125% Notes due 2031, the Company entered into an interest rate swap agreement for a total notional amount of $400 that matures on January 15, 2031 to reduce the exposure to changes in fair value associated with the 6.125% Notes due 2031. Under the interest rate swap agreement, entered into on September 18, 2025, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of one-month SOFR plus 2.748% on a notional amount of $400. As of December 31, 2025, the counterparty to the interest rate swap agreement was Royal Bank of Canada. The Company designated this interest rate swap and the 6.125% Notes due 2031 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes due 2031.
As a result of the Company’s designation of the interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instruments and the related hedged items, with the changes

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)

in the fair value of each being recorded in interest expense. The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of December 31, 2025:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap(1)	$200	8/15/2029	$8	$—	Prepaid expenses and other assets
Interest rate swap(1)	$400	8/15/2029	16	—	Prepaid expenses and other assets
Interest rate swap(2)	$600	1/15/2030	27	—	Prepaid expenses and other assets
Interest rate swap(2)	$100	1/15/2030	5	—	Prepaid expenses and other assets
Interest rate swap(3)	$400	1/15/2031	3	—	Prepaid expenses and other assets
Total			$59	$—
___________
(1)The asset related to the fair value of the interest rate swaps was offset by a $24 increase to the carrying value of the 6.875% Notes due 2029.
(2)The asset related to the fair value of the interest rate swaps was offset by a $32 increase to the carrying value of the 6.125% Notes due 2030.
(3)The asset related to the fair value of the interest rate swap was offset by a $3 increase to the carrying value of the 6.125% Notes due 2031.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
As of December 31, 2025 and 2024, the Company’s investments were categorized as follows in the fair value hierarchy:

Valuation Inputs	December 31, 2025	December 31, 2024
Level 1—Price quotations in active markets	$22	$1
Level 2—Significant other observable inputs	14	91
Level 3—Significant unobservable inputs	11,005	12,035
Investments measured at net asset value(1)	1,968	1,363
	$13,009	$13,490
___________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
In addition, the Company had foreign currency forward contracts and interest rate swaps, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of December 31, 2025 and 2024.
The Board of Directors is responsible for overseeing the valuation of the Company’s portfolio investments at fair value as determined in good faith pursuant to the Adviser’s valuation policy. The Board of Directors has designated the Adviser with day-to-day responsibility for implementing the portfolio valuation process set forth in the Adviser’s valuation policy.
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
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
The following is a reconciliation for the years ended December 31, 2025 and 2024 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Year Ended December 31, 2025
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$7,780	$693	$46	$233	$2,102	$1,181	$12,035
Accretion of discount (amortization of premium)	28	5	—	2	1	3	39
Net realized gain (loss)	(211)	(6)	(8)	(7)	4	(117)	(345)
Net change in unrealized appreciation (depreciation)	(96)	(63)	(3)	(14)	(7)	26	(157)
Purchases	4,157	—	47	147	889	354	5,594
Paid-in-kind interest	110	1	3	9	40	70	233
Sales and repayments	(4,256)	(92)	(33)	(244)	(1,335)	(434)	(6,394)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$7,512	$538	$52	$126	$1,694	$1,083	$11,005
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(185)	$(71)	$(7)	$(21)	$1	$(33)	$(316)

	For the Year Ended December 31, 2024
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$8,429	$1,090	$21	$322	$2,077	$1,134	$13,073
Accretion of discount (amortization of premium)	44	8	—	2	2	3	59
Net realized gain (loss)	(308)	(107)	(3)	—	(11)	(41)	(470)
Net change in unrealized appreciation (depreciation)	136	71	1	4	30	(15)	227
Purchases	3,859	56	25	30	1,046	83	5,099
Paid-in-kind interest	100	2	2	23	15	150	292
Sales and repayments	(4,488)	(427)	—	(148)	(1,057)	(133)	(6,253)
Transfers into Level 3	8	—	—	—	—	—	8
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$7,780	$693	$46	$233	$2,102	$1,181	$12,035
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(32)	$(23)	$(1)	$2	$(41)	$(59)	$(154)

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)

The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of December 31, 2025 and 2024 were as follows:

Type of Investment	Fair Value at December 31, 2025	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$6,500	Discounted Cash Flow	Discount Rate	4.6% - 24.9% (10.4%)	Decrease
	1,400	Waterfall	EBITDA Multiple	0.8x - 15.1x (9.5x)	Increase
	202	Cost
Subordinated Debt	112	Discounted Cash Flow	Discount Rate	9.9% - 15.1% (12.4%)	Decrease
	14	Waterfall	EBITDA Multiple	2.8x - 15.1x (7.9x)	Increase
Asset Based Finance	1,103	Discounted Cash Flow	Discount Rate	4.7% - 43.7% (12.6%)	Decrease
	429	Waterfall	EBITDA Multiple	1.0x - 1.3x (1.1x)	Increase
			Illiquidity Discount	10.0% - 10.0% (10.0%)	Decrease
	112	Other(3)
	49	Cost
	1	Indicative Dealer Quotes		6.9% - 6.9% (6.9%)	Increase
Equity/Other	607	Waterfall	EBITDA Multiple	4.5x - 25.5x (9.9x)	Increase
			Illiquidity Discount	10.0% - 15.0% (11.2%)	Decrease
	457	Discounted Cash Flow	Discount Rate	3.8% - 20.1% (12.1%)	Decrease
	19	Other(3)
Total	$11,005

Type of Investment	Fair Value at December 31, 2024	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$7,115	Discounted Cash Flow	Discount Rate	5.8% - 23.8% (10.6%)	Decrease
	1,376	Waterfall	EBITDA Multiple	0.7x - 11.3x (8.6x)	Increase
	14	Other(3)
	14	Cost
Subordinated Debt	188	Discounted Cash Flow	Discount Rate	11.3% - 15.4% (12.7%)	Decrease
	33	Waterfall	EBITDA Multiple	7.0x - 7.0x (7.0x)	Increase
	12	Other(3)
Asset Based Finance	1,513	Discounted Cash Flow	Discount Rate	4.8% - 41.7% (12.8%)	Decrease
	516	Waterfall	EBITDA Multiple	1.0x - 1.4x (1.2x)	Increase
	41	Cost
	30	Other(3)
	2	Indicative Dealer Quotes		23.0% - 23.0% (23.0%)	Increase
Equity/Other	625	Waterfall	EBITDA Multiple	0.7x - 16.0x (8.3x)	Increase
	538	Discounted Cash Flow	Discount Rate	4.3% - 24.8% (14.3%)	Decrease
	18	Other(3)
Total	$12,035
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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements

Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of December 31, 2025, the aggregate amount outstanding of the senior securities issued by the Company was $7,620. As of December 31, 2025, the Company’s asset coverage was 177%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of December 31, 2025 and 2024:

	As of December 31, 2025
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	$284	$116	June 2, 2030
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	45	—	June 2, 2026
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95%(1)	265	35	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,533(5)	3,117(6)	July 16, 2030
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(7)(8)	Unsecured Notes	6.13%	400	—	January 15, 2031
CLO-2 Notes(2)(9)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%(1)	380	—	April 15, 2037
CLO-3 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.47% - 2.10%(1)	363	—	January 15, 2038
Total			$7,620	$3,268
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of December 31, 2025, there was $30 term loan outstanding at SOFR+1.90% and $15 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €361 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.17 as of December 31, 2025 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £180 has been converted to U.S dollars at an exchange rate of £1.00 to $1.34 as of December 31, 2025 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD3 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.67 as of December 31, 2025 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of December 31, 2025, $50 of such letters of credit have been issued.
(7)As of December 31, 2025, the fair value of the 3.400% Notes due 2026, the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 was approximately $1,000, $389, $483, $692, $414, $624, $732 and $403, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of December 31, 2025, the carrying values of the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% due 2031 include a $24, $32 and $3 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of December 31, 2025, there were $160.0 of Class A-1 notes outstanding at SOFR+1.48%, $100.0 of Class A-1L notes outstanding at SOFR+1.48%, $30.0 of Class A-1W notes outstanding at SOFR+1.48%, $20.0 of Class A-2L notes outstanding at SOFR+1.60%, $30.0 of Class B notes outstanding at SOFR+1.75% and $40.0 of Class C notes outstanding at SOFR+2.15%.
(10)As of December 31, 2025, there were $125.5 of Class A-1 Notes outstanding at SOFR+1.47%, $150.0 of Class A-1 Loans outstanding at SOFR+1.47%, $19.0 of Class A-2 Notes outstanding at SOFR+1.65%, $35.6 of Class B Notes outstanding at SOFR+1.80% and $33.2 of Class C Notes outstanding at SOFR+2.10%.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)

For the years ended December 31, 2025, 2024 and 2023, the components of total interest expense for the Company’s financing arrangements were as follows:

	Year Ended December 31,
	2025			2024			2023
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$12	$0	$12	$14	$0	$14	$11	$1	$12
Burholme Prime Brokerage Facility(2)	—	—	—	—	—	—	—	—	—
Callowhill Credit Facility(2)	13	0	13	—	—	—	—	—	—
CCT Tokyo Funding Credit Facility(2)	6	1	7	18	0	18	19	0	19
Darby Creek Credit Facility(2)	16	1	17	57	2	59	43	1	44
Dunlap Credit Facility(2)	—	—	—	—	—	—	10	0	10
Meadowbrook Run Credit Facility(2)	18	1	19	22	0	22	20	1	21
Senior Secured Revolving Credit Facility(2)	128	5	133	91	5	96	147	3	150
4.625% Notes due 2024	—	—	—	10	1	11	19	1	20
1.650% Notes due 2024	—	—	—	6	3	9	8	2	10
4.125% Notes due 2025	2	0	2	19	2	21	19	1	20
4.250% Notes due 2025	2	(1)	1	20	(7)	13	20	(7)	13
8.625% Notes due 2025	4	1	5	22	1	23	22	1	23
3.400% Notes due 2026	34	6	40	34	4	38	34	4	38
2.625% Notes due 2027	11	0	11	11	1	12	11	2	13
3.250% Notes due 2027	16	1	17	16	2	18	16	2	18
3.125% Notes due 2028	23	1	24	23	1	24	23	3	26
7.875% Notes due 2029	32	1	33	32	2	34	4	0	4
6.875% Notes due 2029(3)	43	4	47	27	1	28	—	—	—
6.125% Notes due 2030(3)	46	1	47	4	0	4	—	—	—
6.125% Notes due 2031(3)	7	1	8	—	—	—	—	—	—
CLO-1 Notes	9	1	10	20	1	21	25	1	26
CLO-2 Notes	17	0	17	—	—	—	—	—	—
CLO-3 Notes	1	0	1	—	—	—	—	—	—
Total	$440	$24	$464	$446	$19	$465	$451	$16	$467
___________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
(3)Direct interest expense includes the impact of interest rate swaps.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2025 were $8,069 and 5.45%, respectively. As of December 31, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.08%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the year ended December 31, 2024 were $8,088 and 5.51%, respectively. As of December 31, 2024, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.45%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of December 31, 2025 and December 31, 2024.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
On December 17, 2025, Ambler Funding terminated the committed facility arrangement with Ally Bank, which resulted in a realized loss on the extinguishment of debt of $2.
Burholme Prime Brokerage Facility
On October 17, 2014, Burholme Funding LLC, or Burholme Funding, a wholly-owned financing subsidiary of the Company, entered into a committed facility arrangement, or as subsequently amended, the Burholme Prime Brokerage Facility, with BNP Paribas Prime Brokerage International, Ltd., or BNPP.
On June 8, 2023, Burholme Funding terminated the committed facility arrangement with BNPP.
Callowhill Credit Facility
On June 2, 2025, or the Callowhill Closing Date, Callowhill Street Funding LLC, or Callowhill, a wholly-owned, special purpose financing subsidiary of the Company, entered into a revolving credit facility, or the Callowhill Credit Facility, pursuant to a Loan and Security Agreement, the Loan Agreement, by and among Callowhill, as borrower, Canadian Imperial Bank of Commerce, or CIBC, as administrative agent, each of the lenders from time to time party thereto, and Computershare Trust Company, N.A., as securities intermediary, collateral agent, collateral administrator and collateral custodian. The Callowhill Credit Facility provides for, among other things, borrowings in an initial aggregate amount of up to $400.
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
Borrowings under the Callowhill Credit Facility accrue interest at a rate equal to a spread of 1.75% per annum plus (i) in the case of borrowings in Dollars, at the option of Callowhill either (x) Daily Simple SOFR or (y) Term SOFR, as applicable, (ii) in the case of borrowings in Sterling, Daily Simple SONIA, (iii) in the case of borrowings in Australian Dollars, BBSY and (iv) in the case of borrowings in Canadian Dollars, Term CORRA. In addition, Callowhill will pay a non-usage fee on the unused facility amount, for each day following the three-month anniversary of the Callowhill Closing Date, equal to the sum of the products of (i) 0.50% and (ii) the positive difference, if any, of the aggregate commitments minus the greater of (x) the advances outstanding and (y) the minimum utilization.
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
The CCT Tokyo Funding Credit Facility provides for borrowings in an aggregate principal amount up to $300, including a $200 funded term loan and a $100 committed revolving credit facility. The end of the reinvestment period and the maturity date for the CCT Tokyo Funding Credit Facility are December 1, 2023 and June 2, 2026, respectively. CCT Tokyo Funding may elect to extend both the reinvestment period and maturity date by up to an additional one year to December 1, 2024 and June 2, 2027, respectively, subject to satisfaction of certain conditions. Advances under the CCT Tokyo Funding Credit Facility are subject to a borrowing base test.
Advances outstanding under the CCT Tokyo Funding Credit Facility bear interest at a rate equal to (i) for loans for which CCT Tokyo Funding elects the base rate option, the higher of (A) the “Prime Rate” (as publicly announced by SMBC), (B) the sum of (x) federal funds effective rate plus (y) 0.50%, (C) three-month Term SOFR plus 1% per annum, and (D) 0% plus an applicable margin of (x) 0.90% per annum in the case of term loan advances and (y) 1.05% per annum in the case of revolving advances, or (ii) for loans for which CCT Tokyo Funding elects the term SOFR option, the greater of (a) three-month term SOFR and (b) 0%, plus an applicable

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)

margin of (x) 1.90% in the case of term loan advances and (y) 2.05% in the case of revolving advances. Effective November 14, 2022, through the end of the reinvestment period, CCT Tokyo Funding pays a non-usage fee of 0.50% per annum (based on the immediately preceding quarter’s average usage) on the unused portion of the revolving credit facility.
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
Darby Creek Credit Facility
On February 20, 2014, Darby Creek LLC, or Darby Creek, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended, the Darby Creek Credit Facility, with Deutsche Bank AG, New York Branch, or Deutsche Bank, as administrative agent, each of the lenders from time to time party thereto, the other agents party thereto and Wells Fargo, as collateral agent and collateral custodian. The Darby Creek Credit Facility provided for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate principal amount up to $750 on a committed basis. The end of the reinvestment period and the maturity date for the Darby Creek Credit Facility were February 26, 2025 and February 26, 2027, respectively. Borrowings under the Darby Creek Credit Facility were subject to compliance with a borrowing base test.
On June 5, 2025, Darby Creek repaid all outstanding borrowings under, and terminated the loan financing and servicing agreement, which resulted in a realized loss on the extinguishment of debt of $3.
Under the Darby Creek Credit Facility, borrowings bore interest at the rate of SOFR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 2.65% per annum, and after the reinvestment period, 2.90% per annum. Interest was payable quarterly in arrears.
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
Meadowbrook Run Credit Facility
On November 22, 2019, Meadowbrook Run LLC, or Meadowbrook Run, a wholly-owned special-purpose financing subsidiary of the Company, entered into a revolving credit facility, or as subsequently amended, the Meadowbrook Run Credit Facility, with Morgan Stanley Senior Funding, Inc., or Morgan Stanley, as administrative agent, Wells Fargo, as collateral agent, account bank and collateral custodian, and the lenders from time to time party thereto. The Meadowbrook Run Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an initial aggregate principal amount up to $300 on a committed basis. Meadowbrook Run may elect at one or more times, subject to certain conditions, including the consent of Morgan Stanley, to increase the maximum committed amount up to $400. The end of the reinvestment period and the maturity date for the Meadowbrook Run Credit Facility are November 22, 2026 and November 22, 2028, respectively. Borrowings under the Meadowbrook Run Credit Facility are subject to compliance with a borrowing base test.
Under the Meadowbrook Run Credit Facility, borrowings bear interest at the rate of Term SOFR (or the relevant reference rate for any foreign currency borrowings) plus, during the reinvestment period, 1.95% per annum, and after the reinvestment period, 2.45%

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)

per annum. Interest is payable quarterly in arrears. After the initial four-month ramp-up period and prior to the end of the reinvestment period, Meadowbrook Run is required to utilize a minimum of 70% of the committed facility amount, or the Minimum Utilization Amount. Any unborrowed amounts below the Minimum Utilization Amount accrue interest at a rate equal to the applicable margin in effect for such period. In addition, Meadowbrook Run is subject to (i) during the reinvestment period, a non-usage fee on the average daily unborrowed portion of the committed facility amount in excess of the Minimum Utilization Amount, equal to, during the ramp-up period, 0.25% per annum, and thereafter until the end of the reinvestment period, 0.65% per annum.
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
The Senior Secured Revolving Credit Facility provides for borrowings in U.S. dollars and certain agreed upon foreign currencies in an aggregate amount of up to $4,700 with an option for the Company to request, at one or more times, that existing and/or new lenders, at their election, provide up to $2,350 of additional commitments. The Senior Secured Revolving Credit Facility provides for a sublimit for the issuance of letters of credit in an aggregate face amount of up to $400 (including commitments from certain lenders to issue letters of credit in an aggregate face amount of up to $240), in each case, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of December 31, 2025, $21 of such letters of credit have been issued.
Availability under the Senior Secured Revolving Credit Facility will terminate on July 16, 2029, or the Commitment Termination Date, and the outstanding loans under the Senior Secured Revolving Credit Facility will mature on July 16, 2030. The Senior Secured Revolving Credit Facility also requires mandatory prepayment of interest and principal upon certain events during the term-out period commencing on the Commitment Termination Date.
Borrowings under the Senior Secured Revolving Credit Facility are subject to compliance with a borrowing base test. With respect to lenders other than non-extending lenders, interest under the Senior Secured Revolving Credit Facility for (i) alternate base rate loans, or ABR Loans, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at an “alternate base rate” (which is the greatest of (a) the prime rate as publicly announced by the Wall Street Journal, (b) the sum of (x) the greater of (I) the federal funds effective rate and (II) the overnight bank funding rate plus (y) 0.5%, and (c) the one month Adjusted Term SOFR Rate plus 1%), plus 0.650% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.775% per annum; and (ii) Term Benchmark Loans or RFR Loans (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.650% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.775% per annum. With respect to non-extending lenders, interest under the Senior Secured Revolving Credit Facility for (i) ABR Loans, (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the aggregate amount of certain outstanding indebtedness of the Company, or the Combined Debt Amount, is payable at the alternative base rate, plus 0.750% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, the alternate base rate plus 0.875% per annum; and (ii) Term Benchmark Loans or RFR Loans (A) if the value of the gross borrowing base is equal to or greater than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)

benchmark rate plus 1.750% per annum, and (B) if the value of the gross borrowing base is less than 1.60 times the Combined Debt Amount, is payable at a rate equal to the applicable benchmark rate plus 1.875% per annum.
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
Unsecured Notes
4.125% Notes due 2025
On November 20, 2019, the Company issued $425 aggregate principal amount of 4.125% Notes due 2025, or the 4.125% Notes due 2025. On December 17, 2019, the Company issued an additional $45 aggregate principal amount of the 4.125% Notes due 2025. The 4.125% Notes due 2025 matured on February 1, 2025 and were redeemed in full for 100% of the aggregate principal amount, plus the accrued and unpaid interest through, but excluding, February 1, 2025. The 4.125% Notes due 2025 bore interest at a rate of 4.125% per year and were payable semi-annually.
4.250% Notes due 2025
On June 16, 2021, the Company assumed $475 aggregate principal amount of 4.250% Notes due 2025, or the 4.250% Notes due 2025 in the 2021 Merger. The 4.250% Notes due 2025 matured on February 14, 2025 and were redeemed in full for 100% of the aggregate principal amount, plus the accrued and unpaid interest through, but excluding, February 14, 2025. The 4.250% Notes due 2025 bore interest at a rate of 4.250% per year, payable semi-annually.
8.625% Notes due 2025
On April 30, 2020, the Company issued $250 aggregate principal amount of 8.625% Notes due 2025, or the 8.625% Notes due 2025. On March 16, 2025, the Company exercised its option to redeem the 8.625% Notes due 2025 in full for 100% of the aggregate principal amount, plus the accrued and unpaid interest through, but excluding, March 16, 2025.
3.400% Notes due 2026
On December 10, 2020, the Company issued $1,000 aggregate principal amount of 3.400% Notes due 2026, or the 3.400% Notes due 2026. The 3.400% Notes due 2026 will mature on January 15, 2026 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the 3.400% Notes due 2026. The 3.400% Notes due 2026 bear interest at a rate of 3.400% per year, payable semi-annually.
2.625% Notes due 2027
On June 17, 2021, the Company issued $400 aggregate principal amount of 2.625% Notes due 2027, or the 2.625% Notes due 2027. The 2.625% Notes will mature on January 15, 2027 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the issuance of the 2.625% Notes due 2027. The 2.625% Notes due 2027 bear interest at a rate of 2.625% per year, payable semi-annually.
3.250% Notes due 2027
On January 18, 2022, the Company issued $500 aggregate principal amount of 3.250% Notes due 2027, or the 3.250% Notes due 2027. The 3.250% Notes due 2027 will mature on July 15, 2027 and may be redeemed in whole or in part at the Company’s

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)

option at any time or from time to time at the redemption prices set forth in the indenture governing the issuance of the 3.250% Notes due 2027. The 3.250% Notes due 2027 bear interest at a rate of 3.250% per year, payable semi-annually.
3.125% Notes due 2028
On October 12, 2021, the Company issued $750 aggregate principal amount of its 3.125% Notes due 2028, or the 3.125% Notes due 2028.
The 3.125% Notes due 2028 will mature on October 12, 2028 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the issuance of the 3.125% Notes due 2028. The 3.125% Notes due 2028 bear interest at a rate of 3.125% per year, payable semi-annually.
7.875% Notes due 2029
On November 21, 2023, the Company issued $400 aggregate principal amount of 7.875% Notes due 2029, or the 7.875% Notes due 2029.
The 7.875% Notes due 2029 will mature on January 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the issuance of the 7.875% Notes due 2029. The 7.875% Notes due 2029 bear interest at a rate of 7.875% per year, payable semi-annually.
6.875% Notes due 2029
On June 6, 2024, the Company issued $600 aggregate principal amount of 6.875% Notes due 2029. The 6.875% Notes due 2029 will mature on August 15, 2029 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the issuance of the 6.875% Notes due 2029. The 6.875% Notes due 2029 bear interest at a rate of 6.875% per year, payable semi-annually.
In connection with the issuance of the 6.875% Notes due 2029, the Company entered into interest rate swap agreements that mature on August 15, 2029. See Note 7 for further information on the interest rate swap agreements.
6.125% Notes due 2030
On November 20, 2024, the Company issued $600 aggregate principal amount of 6.125% Notes due 2030. On December 27, 2024, the Company issued an additional $100 aggregate principal amount of the 6.125% Notes due 2030.
The 6.125% Notes due 2030 will mature on January 15, 2030 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the issuance of the 2030 6.125% Notes due 2030. The 6.125% Notes due 2030 bear interest at a rate of 6.125% per year, payable semi-annually.
In connection with the issuance of the 6.125% Notes due 2030, the Company entered into interest rate swap agreements that mature on January 15, 2030. See Note 7 for further information on the interest rate swap agreements.
6.125% Notes due 2031
On September 25, 2025, the Company issued of $400 aggregate principal amount of 6.125% Notes due 2031 or the 6.125% Notes due 2031.
The 6.125% Notes due 2031 will mature on January 15, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the indenture governing the issuance of the 6.125% Notes due 2031. The 6.125% Notes due 2030 bear interest at a rate of 6.125% per year payable semi-annually.
CLO-1 Notes
On June 25, 2019, FS KKR MM CLO 1 LLC, a Delaware limited liability company and a wholly owned and consolidated special purpose financing subsidiary of the Company, or the CLO 1 Issuer, completed a $378.7 term debt securitization, or the CLO Transaction. The notes offered by the CLO 1 Issuer in the CLO 1 Transaction, originally and then as refinanced with the CLO Reset Notes (as described below), or the CLO-1 Notes, are secured by a diversified portfolio of the Issuer consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)

On December 22, 2020, the Issuer refinanced the CLO 1 Transaction through a private placement of $383.7 of senior secured notes consisting of: (i) $281.4 of Class A-1R Senior Secured Floating Rate Notes, which bore interest at SOFR plus 1.85% per annum; (ii) $20.5 of Class A-2R Senior Secured Floating Rate Notes, which bore interest at SOFR plus 2.25% per annum; (iii) $32.4 of Class B-1R Senior Secured Floating Rate Notes, which bore interest at SOFR plus 2.60% per annum; (iv) $17.4 of Class B-2R Senior Secured Fixed Rate Notes, which bore interest at 3.011% per annum; and (v) $32.0 of Class C-R Secured Deferrable Floating Rate Notes, or the Class C Notes, which bear interest at SOFR plus 3.10% per annum, or collectively, the CLO Reset Notes.
On December 18, 2025, the Company redeemed the CLO-1 Notes in full, which resulted in a realized loss on the extinguishment of debt of $2.
CLO-2 Notes
On March 28, 2025, KKR – FSK CLO 2 LLC, or the CLO 2 Issuer, a Delaware limited liability company and a wholly owned and consolidated special purpose financing subsidiary of the Company, completed a $380 term debt securitization, or the CLO 2 Transaction. The debt offered by the CLO 2 Issuer in the CLO 2 Transaction, or the CLO 2 Debt, is secured by a diversified portfolio of the CLO 2 Issuer consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans and permitted non-loan assets. The CLO 2 Transaction was executed through a private placement of: (i) $160 of Class A-1 Senior Secured Floating Rate Notes, or the Class A-1 Notes, which bear interest at Term SOFR for a tenor of three months plus 1.48%; (ii) $100 of Class A-1L Senior Secured Floating Rate Loans, or CLO 2 class A1-L Floating Rate Loans, which bear interest at Term SOFR plus 1.48% and which are convertible to Class A-1 Notes; (iii) $30 of Class A-1W Senior Secured Floating Rate Loans, or CLO 2 Class A-1W Floating Rate Loans, which bear interest at Term SOFR plus 1.48% and which are convertible to CLO 2 Class A-1 Notes; (iv) $0 of Class A-2 Senior Secured Floating Rate Notes, or the CLO 2 Class A-2 Notes, which bear interest at Term SOFR plus 1.60%; (v) $20 of Class A-2L Senior Secured Floating Rate Loans, or CLO 2 Class A-2L Floating Rate Loans, which bear interest at Term SOFR plus 1.60% and which are convertible to CLO 2 Class A-2 Notes; (vi) $30 of Class B Senior Secured Floating Rate Notes, or CLO 2 Class B Floating Rate Notes, which bear interest at Term SOFR plus 1.75%; and (vii) $40 of Class C Secured Deferrable Floating Rate Notes, or CLO 2 Class C Floating Rate Notes, which bear interest at Term SOFR plus 2.15%. The Company has held 100% of the membership interests, or the CLO 2 Membership Interests, in the CLO 2 Issuer since the CLO 2 Issuer’s formation on January 15, 2025. The CLO 2 Membership Interests do not bear interest and had a nominal value of approximately $121.2 at closing of the CLO 2 Transaction. The CLO 2 Debt is scheduled to mature on April 15, 2037. The CLO 2 Class-A1 Notes, the CLO 2 Class A-2 Notes and the CLO 2 Class B Floating Rate Notes were issued pursuant to an indenture, and the CLO 2 Class A-1L Floating Rate Loans and CLO 2 Class A-2L Secured Floating Rate Loans were issued pursuant to credit agreements.
CLO-3 Notes
On December 18, 2025, or the CLO 3 Closing Date, KKR - FSK CLO 3 LLC, or the CLO 3 Issuer, a Delaware limited liability company and a wholly owned and consolidated special purpose financing subsidiary of the Company, completed a $389.5 term debt securitization, or the CLO 3 Transaction. The debt offered by the Issuer in the CLO 3 Transaction, or the CLO 3 Debt, is secured by a diversified portfolio of the CLO 3 Issuer consisting primarily of middle market loans and participation interests in middle market loans and may also include some broadly syndicated loans and permitted non-loan assets. The CLO 3 Transaction was executed through a private placement of: (i) $125.5 of Class A-1 Senior Secured Floating Rate Notes, or the CLO 3 Class A-1 Notes, which bear interest at Term SOFR for a tenor of three months plus 1.47%; (ii) $150.0 of Class A-1 Senior Secured Floating Rate Loans, or the CLO 3 Class A-1 Senior Floating Rate Loans, which bear interest at Term SOFR plus 1.47% and which are convertible to CLO 3 Class A-1 Notes; (iii) $19.0 of Class A-2 Senior Secured Floating Rate Notes, or the CLO 3 Class A-2 Notes, which bear interest at Term SOFR plus 1.65%; (iv) $35.6 of Class B Senior Secured Floating Rate Notes, or the CLO 3 Class B Notes, which bear interest at Term SOFR plus 1.80%; (v) $33.3 of Class C Secured Deferrable Floating Rate Notes or the CLO 3 Class C Notes, which bear interest at Term SOFR plus 2.10%; and (vi) $26.1 of Class D Secured Deferrable Floating Rate Notes, or the CLO 3 Class D Notes, which bear interest at Term SOFR plus 3.15%. The Company has held 100% of the membership interests, or the CLO 3 Membership Interests, in the CLO 3 Issuer since the CLO 3 Issuer’s formation on September 11, 2025. The CLO 3 Membership Interests do not bear interest and had a nominal value of approximately $87.1 as of the CLO 3 Closing Date. The CLO 3 Debt is scheduled to mature on January 15, 2038. The CLO 3 Class A-1 Notes, the CLO 3 Class A-2 Notes, the CLO 3 Class B Notes, the CLO 3 Class C Notes and the CLO 3 Class D Notes were issued pursuant to an indenture, and the CLO 3 Class A-1 Senior Floating Rate Loans were issued pursuant to credit agreements.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of December 31, 2025, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$6.0
48Forty Solutions LLC	2.1
Aareon AG	11.3
Advanced Dermatology & Cosmetic Surgery	3.1
Affordable Care Inc	0.1
AGS Health LLC	6.0
AGS Health LLC	2.1
Alacrity Solutions Group LLC	1.7
Alacrity Solutions Group LLC	2.3
A-Lign Assurance LLC	3.2
A-Lign Assurance LLC	1.5
Alpha Financial Markets Consulting PLC	2.3
American Vision Partners	4.7
Amerivet Partners Management Inc	8.4
Apex Service Partners LLC	3.8
Arcfield Acquisition Corp	6.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	8.0
Area Wide Protective Inc	12.1
Avetta LLC	1.8
Avetta LLC	0.8
Avetta LLC	3.7
BGB Group LLC	3.2
BGB Group LLC	4.8
Bonterra LLC	14.4
Cadence Education LLC	8.5
Cadence Education LLC	4.0
Cambrex Corp	7.8
Cambrex Corp	9.4
Cambrex Corp	5.6
Carrier Fire Protection	1.8
Carrier Fire Protection	2.1
Circana Group (f.k.a. NPD Group)	4.3
Civica Group Ltd	5.1

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Civica Group Ltd	$4.4
Clarience Technologies LLC	12.4
Clarience Technologies LLC	27.5
Clarience Technologies LLC	1.9
CLEAResult Consulting Inc	4.5
CLEAResult Consulting Inc	3.0
ClubCorp Club Operations Inc	5.7
ClubCorp Club Operations Inc	3.4
Com Laude Group Ltd	3.1
Com Laude Group Ltd	1.3
Com Laude Group Ltd	3.0
Community Brands Inc	4.1
Community Brands Inc	7.1
Consilium Safety Group AB	10.5
CSafe Global	9.2
Cyncly Refinancing	3.2
Cyncly Refinancing	4.7
Dental365 LLC	4.6
Dental365 LLC	3.6
DOXA Insurance Holdings LLC	2.9
DOXA Insurance Holdings LLC	18.8
DuBois Chemicals Inc	14.7
DuBois Chemicals Inc	4.3
Eagle Railcar Services Roscoe Inc	10.8
Eagle Railcar Services Roscoe Inc	12.0
Envirotainer Ltd	2.8
Excelitas Technologies Corp	2.4
Excelitas Technologies Corp	22.6
Flexera Software LLC	6.5
Follett Software Co	5.6
Fortnox AB	9.0
Foundation Consumer Brands LLC	7.7
Foundation Risk Partners Corp	8.9
Foundation Risk Partners Corp	6.6
Frontline Road Safety LLC	15.7
Frontline Road Safety LLC	14.3
Fullsteam Holdings LLC	11.0
Fullsteam Holdings LLC	3.7
Galaxy Universal LLC	11.4
Galway Partners Holdings LLC	10.7
Galway Partners Holdings LLC	6.7
Gigamon Inc	5.6
Granicus Inc	2.3
Granicus Inc	0.5
Heniff Transportation Systems LLC	3.4

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Higginbotham Insurance Agency Inc	$1.0
Highgate Hotels Inc	4.2
Highgate Hotels Inc	3.9
HM Dunn Co Inc	6.0
Homrich & Berg Inc	0.7
Horizon CTS Buyer LLC	15.2
Horizon CTS Buyer LLC	2.2
Inhabit IQ	3.6
Inhabit IQ	2.2
iNova Pharmaceuticals (Australia) Pty Limited	2.5
Insight Global LLC	36.6
Insightsoftware.Com Inc	25.8
Insightsoftware.Com Inc	3.4
Integrity Marketing Group LLC	0.1
Integrity Marketing Group LLC	0.7
J S Held LLC	6.9
J S Held LLC	10.8
Jeppesen Holdings LLC	2.4
Keystone Agency Partners LLC	8.5
Keystone Agency Partners LLC	3.8
Laboratoires Vivacy SAS	0.6
Lazer Logistics Inc	1.9
Lazer Logistics Inc	2.3
Learning Experience Corp/The	3.5
Legends Hospitality LLC	9.3
Legends Hospitality LLC	1.2
Lloyd's Register Quality Assurance Ltd	5.6
Magna Legal Services LLC	2.2
MAI Capital Management LLC	2.7
MAI Capital Management LLC	4.3
MB2 Dental Solutions LLC	23.2
MB2 Dental Solutions LLC	8.8
Med-Metrix	37.2
Med-Metrix	34.1
Mercer Advisors Inc	4.5
Model N Inc	6.1
Model N Inc	3.2
NAVEX Global Inc	0.3
NAVEX Global Inc	6.7
NeoGov Newt Holdco Inc	1.1
NeoGov Newt Holdco Inc	2.4
NeoGov Newt Holdco Inc	4.9
Net Documents	3.6
Netsmart Technologies Inc	6.2
Netsmart Technologies Inc	6.3

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
New Era Technology Inc	$2.3
OEConnection LLC	0.6
OEConnection LLC	2.4
OEConnection LLC	6.4
OEConnection LLC	6.3
Orion Services Group	4.0
Oxford Global Resources LLC	7.6
PartsSource Inc	0.7
PCI Pharma Services	25.8
PCI Pharma Services	2.0
PCI Pharma Services	11.7
Pike Corp	6.6
Pike Corp	4.4
Premise Health Holding Corp	0.5
Premise Health Holding Corp	2.3
PROS Holdings Inc	1.3
PSC Group	1.4
PSC Group	1.5
Radwell International LLC	5.8
Railpros Inc	0.8
Railpros Inc	0.4
Resa Power LLC	12.2
Resa Power LLC	8.6
Revere Superior Holdings Inc	3.3
Rialto Capital Management LLC	1.0
Rockefeller Capital Management LP	8.8
Safe-Guard Products International LLC	8.8
SAMBA Safety Inc	0.6
SAMBA Safety Inc	0.9
Service Express Inc	10.7
Service Express Inc	12.3
Service Logic LLC	8.0
Service Logic LLC	4.0
Sphera Solutions Inc	6.4
Sphera Solutions Inc	3.4
Sphera Solutions Inc	20.0
Spins LLC	3.2
Spotless Brands LLC	5.3
STV Group Inc	8.3
STV Group Inc	11.9
Sweeping Corp of America LLC	4.5
Time Manufacturing Co	1.3
Time Manufacturing Co	14.0
Trackunit ApS	32.9
Turnpoint Services Inc	0.9

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Turnpoint Services Inc	$2.5
USIC Holdings Inc	3.0
USIC Holdings Inc	8.1
Veriforce LLC	2.1
Veriforce LLC	3.7
Vermont Information Processing Inc	9.6
Vermont Information Processing Inc	2.9
Version1 Software Ltd	13.0
VetCor Professional Practices LLC	5.9
VetCor Professional Practices LLC	20.8
Vitu	9.1
Waste Services Group Pty Ltd	4.8
Wealth Enhancement Group LLC	2.8
Wealth Enhancement Group LLC	13.9
Wedgewood Weddings	5.8
Wedgewood Weddings	5.8
West Star Aviation Inc	9.5
West Star Aviation Inc	30.1
Woolpert Inc	6.9
Woolpert Inc	15.9
Worldwise Inc	0.8
Xylem Kendall	15.9
Xylem Kendall	1.2
Zellis Holdings Ltd	4.4
Zendesk Inc	5.0
Zendesk Inc	6.0
Zeus Industrial Products Inc	11.6
Zeus Industrial Products Inc	7.7
Subordinated Debt
Cyncly Refinancing	1.6
Asset Based Finance
Bond Aviation Holdings LLC, Term Loan	13.6
Bond Aviation Holdings LLC, Term Loan	5.3
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	20.7
GreenSky Holdings LLC, Term Loan	3.0
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	14.8
Philippine Airlines 777, Term Loan	1.1
Philippine Airlines 777, Term Loan	1.1
Sallie Mae Levered, Term Loan	0.3
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	5.2
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	15.0
TPSI Receivables LLC (Tropicana Products Inc), Revolver	6.0
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	12.8
Equity/Other
Kestra Financial Inc, Preferred Equity	9.2

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Total	$1,447.4
Unfunded Asset Based Finance/Other commitments	$87.5
_____________
(1)May be commitments to one or more entities affiliated with the named company.

As of December 31, 2025, the Company’s debt commitments are comprised of $721.1 revolving credit facilities and $726.3 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(3.8). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $400, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of December 31, 2025, $50 of such letters of credit have been issued.
As of December 31, 2025, the Company also has an unfunded commitment to provide $245.0 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company has no such guarantees outstanding at December 31, 2025 and December 31, 2024.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights

The following is a schedule of financial highlights of the Company for the years ended December 31, 2025, 2024, 2023, 2022 and 2021:

	Year Ended December 31,
	2025	2024	2023	2022	2021
Per Share Data:
Net asset value, beginning of year	$23.64	$24.46	$24.89	$27.17	$25.02
Results of operations(1)
Net investment income (loss)	2.34	2.90	3.18	3.05	2.76
Net realized gain (loss) and unrealized appreciation (depreciation)	(2.29)	(0.82)	(0.70)	(2.74)	4.28
Net increase (decrease) in net assets resulting from operations	0.05	2.08	2.48	0.31	7.04
Stockholder distributions(2)
Distributions from net investment income	(2.80)	(2.90)	(2.95)	(2.66)	(2.47)
Distributions from net realized gain on investments	—	—	—	—	—
Net decrease in net assets resulting from stockholder distributions	(2.80)	(2.90)	(2.95)	(2.66)	(2.47)
Capital share transactions
Issuance of common stock(3)	—	—	—	—	(2.20)
Repurchases of common stock(4)	—	—	0.04	0.07	0.01
Deduction of deferred costs(5)	—	—	—	—	(0.23)
Net increase (decrease) in net assets resulting from capital share transactions	—	—	0.04	0.07	(2.42)
Net asset value, end of period	$20.89	$23.64	$24.46	$24.89	$27.17
Per share market value, end of year	$14.81	$21.72	$19.97	$17.50	$20.94
Shares outstanding, end of year	280,066,433	280,066,433	280,066,433	281,731,750	284,543,091
Total return based on net asset value(6)	0.21%	8.50%	10.12%	1.40%	18.47%
Total return based on market value(7)	(20.31)%	25.29%	32.45%	(4.61)%	41.45%
Ratio/Supplemental Data:
Net assets, end of year	$5,849	$6,622	$6,849	$7,012	$7,730
Ratio of net investment income to average net assets(8)	10.22%	11.90%	12.67%	11.42%	10.36%
Ratio of total operating expenses to average net assets(8)	13.52%	13.29%	13.32%	10.96%	9.35%
Ratio of net operating expenses to average net assets(8)	13.52%	13.29%	13.32%	10.17%	8.82%
Portfolio turnover	41.19%	33.38%	12.14%	28.61%	49.82%
Total amount of senior securities outstanding, exclusive of treasury securities	$7,620	$7,385	$8,223	$8,731	$9,179
Asset coverage per unit(9)	1.77	1.90	1.83	1.80	1.84
_______________
(1)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(2)The per share data for distributions reflect the actual amount of distributions declared per share during the applicable period.
(3)During the year ended December 31, 2021, the issuance of common stock on a per share basis reflects the incremental net asset value changes as a result of the issuance of shares of common stock pursuant to the 2021 Merger at the fair value of FSK’s common stock issued based on the shares outstanding resulting from the 2021 Merger.
(4)Represents the incremental impact of the Company’s respective stock repurchase programs by buying shares in the open market at a price lower than net asset value per share.
(5)Represents the impact on NAV of merger accounting by the permanent write-off of the Company’s deferred merger costs and FSKR’s deferred costs and prepaid assets as well as the mark-to-market of FSKR’s 4.25% Notes due 2025.
(6)The total return based on net asset value for each year presented was calculated by taking the net asset value per share as of the end of the applicable year, adding the distributions per share that were declared during the applicable calendar year and dividing the total by the net

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights (continued)

asset value per share at the beginning of the applicable year. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders.
(7)The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods.
(8)Weighted average net assets during the applicable period are used for this calculation. The following is a schedule of supplemental ratios for the years ended December 31, 2025, 2024, 2023, 2022 and 2021:

	Year Ended December 31,
	2025	2024	2023	2022	2021
Ratio of subordinated income incentive fees to average net assets	2.13%	2.45%	2.57%	1.31%	0.83%
Ratio of interest expense to average net assets	7.25%	6.81%	6.63%	4.82%	4.10%
Ratio of excise taxes to average net assets	0.34%	0.34%	0.31%	0.25%	0.21%
(9)Asset coverage per unit is the ratio of the carrying value of the Company’s total consolidated assets, less liabilities and indebtedness not represented by senior securities, to the aggregate amount of senior securities representing indebtedness.

Note 12. Subsequent Events
On February 19, 2026, the Board of Directors declared a regular quarterly distribution of $0.48 per share consisting of a $0.45 base distribution and a $0.03 supplemental distribution, which will be paid on or about April 2, 2026 to stockholders of record as of the close of business on March 18, 2026. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Board of Directors.
On February 23, 2026, the Company sold $189 million of its equity interests in COPJV to SCRS. In connection therewith, SCRS increased its capital commitment by a net amount of $175 million. Giving effect to the transaction, COPJV had total capital commitments of $2.975 billion, $2.45 billion of which was from us and the remaining $525 million of which was from SCRS. Based on current funded capital, SCRS’ ownership percentage of COPJV increased from 12.5% to 21.1% and the Company’s ownership percentage decreased from 87.5% to 78.9%.

FS KKR Capital Corp.
Notes to Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 13. Segment Reporting
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
Note 14. Selected Quarterly Financial Data (Unaudited)
The following is the quarterly results of operations for the years ended December 31, 2025 and 2024. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Investment income	$348	$373	$398	$400
Operating expenses
Net expenses and excise taxes	213	214	225	213
Net investment income	135	159	173	187
Realized and unrealized gain (loss)	(249)	55	(382)	(67)
Net increase (decrease) in net assets resulting from operations	$(114)	$214	$(209)	$120
Per share information-basic and diluted
Net investment income	$0.48	$0.57	$0.62	$0.67
Net increase (decrease) in net assets resulting from operations	$(0.41)	$0.76	$(0.75)	$0.43
Weighted average shares outstanding	280,066,433	280,066,433	280,066,433	280,066,433

	Quarter Ended
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Investment income	$407	$441	$439	$434
Operating expenses
Net expenses and excise taxes	236	226	224	222
Net investment income	171	215	215	212
Realized and unrealized gain (loss)	(24)	(55)	(110)	(39)
Net increase (decrease) in net assets resulting from operations	$147	$160	$105	$173
Per share information-basic and diluted
Net investment income	$0.61	$0.77	$0.77	$0.76
Net increase (decrease) in net assets resulting from operations	$0.52	$0.57	$0.37	$0.62
Weighted average shares outstanding	280,066,433	280,066,433	280,066,433	280,066,433
The sum of quarterly per share amounts does not necessarily equal per share amounts reported for the years ended December 31, 2025 and 2024. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.
For the year ended December 31, 2025, 71.9% of distributions qualified as interest related dividends for FSK stockholders which are exempt from U.S. withholding tax applicable to non U.S. shareholders. For the year ended December 31, 2025, 89.5% of distributions qualified as excess interest income for purposes of Internal Revenue Code Section 163(j).

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
As required by Exchange Act Rule 13(a)-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were (a) designed to ensure that the information we are required to disclose in our reports under the Exchange Act is recorded, processed and reported in an accurate manner and on a timely basis and the information that we are required to disclose in our Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure and (b) operating in an effective manner.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
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
Attestation Report of the Registered Public Accounting Firm
Our registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 89.
Changes in Internal Control Over Financial Reporting
During the quarter ended December 31, 2025, there was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) or 15d-15(f)) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

We will file a definitive Proxy Statement for our 2026 Annual Meeting of Stockholders with the SEC, pursuant to Regulation 14A promulgated under the Exchange Act, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of our definitive Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by Item 10 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a code of business conduct and ethics that applies to directors, officers and employees of the Company. This code of ethics is published on our website at www.fskkrcapitalcorp.com. We intend to disclose any substantive amendments to, or waivers from, this code of conduct within four business days of the waiver or amendment through a website posting.
In addition, we have adopted a Statement on the Prohibition of Insider Trading, or the Insider Trading Policy, which, among other things, governs the purchase, sale, and/or any other dispositions of our securities by directors, officers, employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, as well as listing standards applicable to the Company. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
The information required by Item 11 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.
Item 14.    Principal Accountant Fees and Services.
The information required by Item 14 is hereby incorporated by reference from the Company’s definitive Proxy Statement relating to the Company’s 2026 Annual Meeting of Stockholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

4.4
Form of 3.400% Notes due 2026. (Included as Exhibit A to the Seventh Supplemental Indenture in Exhibit 4.11) (Incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K for filed on December 10, 2020.)

4.5
Indenture, dated as of February 14, 2020, by and between FS KKR Capital Corp. II and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to FS KKR Capital Corp. II’s Current Report on Form 8-K filed on February 14, 2020.)

4.6
Eighth Supplemental Indenture, dated as of June 17, 2021, relating to the 2.625% Notes due 2027, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2021.)

4.7	Form of 2.625% Notes due 2027 (included as Exhibit A to Exhibit 4.19 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant ’s Current Report on Form 8-K filed on June 17, 2021.)

4.8
Tenth Supplemental Indenture, dated October 12, 2021, relating to the 3.125% Notes due 2028, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on October 13, 2021.)

4.9	Form of 3.125% Notes due 2028 (included as Exhibit A to Exhibit 4.23 hereto) (incorporated by reference to Exhibit 4.3 to the Registrant ’s Current Report on Form 8-K filed on October 13, 2021.)

4.10
Eleventh Supplemental Indenture, dated January 18, 2022, relating to the 3.250% Notes due 2027, by and between FS KKR Capital Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 19, 2022.)

4.11	Form of 3.250% Notes due 2027 (included as Exhibit A to Exhibit 4.25 hereto) (incorporated by reference to Exhibit 4.1 to the Registrant ’s Current Report on Form 8-K filed on January 19, 2022.)

4.12
Twelfth Supplemental Indenture, dated as of November 21, 2023, relating to the 7.875% Notes due 2029, by and between the Company and U.S. Bank Trust Company, National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 21, 2023).

4.13	Form of 7.875% Notes due 2029. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed on November 21, 2023.)

4.14
Thirteenth Supplemental Indenture, dated as of June 6, 2024, relating to the 6.875% Notes due 2029, by and between the Company and U.S. Bank Trust Company National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on June 6, 2024.)

4.15	Form of 6.875% Notes due 2029. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed on June 6, 2024.)

4.16
Fourteenth Supplemental Indenture, dated as of November 20, 2024, relating to the 6.125% Notes due 2030, by and between the Company and U.S. Bank Trust Company National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed on November 20, 2024.)

4.17	Form of 6.125% Notes due 2030. (Incorporated by reference to Exhibit 4.1 of Form 8-K filed on November 20, 2024.)

4.18
Fifteenth Supplemental Indenture, dated as of September 25, 2025, relating to the 6.125% Notes due 2031, by and between the Company and U.S. Bank Trust Company National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2025).

4.19	Form of 6.125% Notes due 2031. (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on September 25, 2025.)

4.20*	Description of Securities.

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

10.5
First Amendment to Loan and Servicing Agreement, dated September 20, 2017, by an among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.3 to Corporate Capital Trust, Inc.’s Quarterly Report on Form 10-Q filed on November 9, 2017.)

10.6
Second Amendment to Loan and Servicing Agreement, dated as of November 28, 2017, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Corporate Capital Trust Inc.’s Current Report on Form 8-K filed on November 28, 2017.)

10.7*	Third Amendment to Loan and Servicing Agreement, dated as of March 9, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc. and Sumitomo Mitsui Banking Corporation.

10.8
Fourth Amendment to Loan and Servicing Agreement, dated as of November 30, 2018, by and among CCT Tokyo Funding LLC, Corporate Capital Trust, Inc., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on February 28, 2019.)

10.9
Fifth Amendment to Loan and Servicing Agreement, dated as of December 2, 2019, by and among CCT Tokyo Funding LLC, the Company, and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 5, 2019.)

10.10
Sixth Amendment to Loan and Servicing Agreement, dated December 1, 2020, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 2, 2020.)

10.11
Seventh Amendment to Loan and Servicing Agreement, dated November 9, 2021, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2021.)

10.12
Eighth Amendment to Loan and Servicing Agreement, dated November 14, 2022, by and among CCT Tokyo Funding LLC, FS KKR Capital Corp., and Sumitomo Mitsui Banking Corporation. (Incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K filed on November 17, 2022).

10.13
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

10.14
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

10.15
Second Amendment to Loan and Servicing Agreement, dated as of June 16, 2020, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp. II, as servicer, Morgan Stanley Bank, N.A., as lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.50 to FS KKR Capital Corp. II’s Quarterly Report on Form 10-Q filed on August 10, 2020).

10.16
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

10.17
Fourth Amendment to Loan and Servicing Agreement, dated November 28. 2022, by and among Meadowbrook Run LLC, as borrower, FS KKR Capital Corp., as the servicer, Morgan Stanley Bank, N.A., as the lender, and Morgan Stanley Senior Funding, Inc., as administrative agent (Incorporated by reference to Exhibit 10.60 to FS KKR Capital Corp.’s Annual Report on Form 10-K filed on February 27, 2023).

10.18
Fifth Amendment to the Loan and Servicing Agreement, dated June 30, 2023, by and among Meadowbrook Run LLC, FS KKR Capital Corp., Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 3, 2023).

10.19
Sixth Amendment to the Loan and Servicing Agreement, dated November 21, 2024, by and among Meadowbrook Run LLC, FS KKR Capital Corp., Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 26, 2025).

10.20
Seventh Amendment to the Loan and Servicing Agreement, dated January 22, 2025, by and among Meadowbrook Run LLC, FS KKR Capital Corp., Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A. (Incorporated by reference to Exhibit 10.42 to the Company's Annual Report on Form 10-K filed on February 26, 2025).

10.21
Eighth Amendment to Loan and Servicing Agreement, dated March 27, 2025, by and among Meadowbrook Run LLC, FS KKR Capital Corp., Morgan Stanley Senior Funding, Inc. and Morgan Stanley Bank, N.A. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 8-K filed on July 3, 2023).

10.22
Indenture, dated as of March 28, 2025 by and between KKR – FSK CLO 2 LLC and U.S. Bank Trust Company, National Association (Incorporated by reference to Exhibit 10.42 to the Company's Quarterly Report on Form 10-Q filed on May 7, 2025).

10.23	Form of Equity Distribution Agreement. (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed on May 9, 2025.)

10.24
Loan and Servicing Agreement, dated June 2, 2025, by and among Callowhill Street Funding LLC, FS KKR Capital Corp., Canadian Imperial Bank of Commerce, and the financial institutions party thereto. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2025.)

10.25
First Amendment to Loan and Servicing Agreement, dated as of September 5, 2025, by and among FSK Capital Corp., as servicer, Callowhill Street Funding LLC, as borrower, the lenders party thereto, Canadian Imperial Bank of Commerce, as administrative agent, and Computershare Trust Company, N.A., as collateral custodian and collateral administrator (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 5, 2025.)

10.26
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

19.1*	Insider Trading Policy

21.1*	Subsidiaries of the Company.

23.1*	Consent of Deloitte & Touche LLP

23.2*	Consent of Deloitte & Touche LLP

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (Incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on February 26, 2025).

99.1*	Audited Consolidated Financial Statements of Credit Opportunities Partners JV, LLC for the year ended December 31, 2025

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

FS KKR CAPITAL CORP.
Date: February 25, 2026	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Date: February 25, 2026	/s/ MICHAEL C. FORMAN
Michael C. Forman
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 25, 2026	/s/ STEVEN LILLY
Steven Lilly
Chief Financial Officer
(Principal Financial Officer)

Date: February 25, 2026	/s/ WILLIAM GOEBEL
William Goebel
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 25, 2026	/s/ BARBARA ADAMS
Barbara Adams
Director

Date: February 25, 2026	/s/ BRIAN R. FORD
Brian R. Ford
Director

Date: February 25, 2026	/s/ RICHARD GOLDSTEIN
Richard Goldstein
Director

Date: February 25, 2026	/s/ MICHAEL J. HAGAN
Michael J. Hagan
Director

Date: February 25, 2026	/s/ JEFFREY K. HARROW
Jeffrey K. Harrow
Director

Date: February 25, 2026	/s/ JEREL A. HOPKINS
Jerel A. Hopkins
Director

Date: February 25, 2026	/s/ OSAGIE IMASOGIE
Osagie Imasogie
Director

Date: February 25, 2026	/s/ JAMES H. KROPP
James H. Kropp
Director

Date: February 25, 2026	/s/ DANIEL PIETRZAK
Daniel Pietrzak
Director

Date: February 25, 2026	/s/ ELIZABETH SANDLER
Elizabeth Sandler
Director