Form 10-Q
period 2026-03-31
FS KKR Capital Corp
filed 2026-05-11
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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
There were 280,066,433 shares of the registrant’s common stock outstanding as of May 6, 2026.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$8,238 and $8,406, respectively)	$7,757	$8,164
Non-controlled/affiliated investments (amortized cost—$739 and $929, respectively)	674	855
Controlled/affiliated investments (amortized cost—$4,401 and $4,406, respectively)	3,838	3,990
Total investments, at fair value (amortized cost—$13,378 and $13,741, respectively)	12,269	13,009
Cash and cash equivalents(1)	124	181
Restricted cash	4	—
Foreign currency, at fair value (cost—$5 and $27, respectively)	5	27
Receivable for investments sold and repaid	263	313
Income receivable	98	98
Unrealized appreciation on foreign currency forward contracts	2	—
Deferred financing costs	30	32
Prepaid expenses and other assets	30	69
Total assets	$12,825	$13,729
Liabilities
Payable for investments purchased	$2	$8
Debt (net of deferred financing costs and discount of $42 and $45, respectively)(2)	7,271	7,634
Unrealized depreciation on foreign currency forward contracts	3	10
Stockholder distributions payable	134	—
Management fees payable	48	50
Subordinated income incentive fees payable(3)	25	28
Administrative services expense payable	2	1
Interest payable	56	77
Other accrued expenses and liabilities	10	72
Total liabilities	7,551	7,880
Commitments and contingencies(4)
Stockholders’ equity
Preferred stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value, 750,000,000 shares authorized, 280,066,433 and 280,066,433 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,199	9,199
Retained earnings (accumulated deficit)(5)	(3,925)	(3,350)
Total stockholders’ equity	5,274	5,849
Total liabilities and stockholders’ equity	$12,825	$13,729
Net asset value per share of common stock at period end	$18.83	$20.89
_______________
(1)Includes $27 of cash equivalents invested in money market accounts as of March 31, 2026.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
(3)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(4)See Note 10 for a discussion of the Company’s commitments and contingencies.
(5)See Note 5 for a discussion of the sources of distributions paid by the Company.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	Three Months Ended
	March 31,
	2026	2025
Investment income
From non-controlled/unaffiliated investments:
Interest income	$177	$217
Paid-in-kind interest income	6	16
Fee income	2	14
Dividend and other income	9	12
From non-controlled/affiliated investments:
Interest income	1	8
Paid-in-kind interest income	12	18
Fee income	—	3
Dividend and other income	2	9
From controlled/affiliated investments:
Interest income	8	15
Paid-in-kind interest income	20	28
Fee income	—	—
Dividend and other income	67	60
Total investment income	304	400

Operating expenses
Management fees	48	52
Subordinated income incentive fees(1)	25	39
Administrative services expenses	2	3
Accounting and administrative fees	1	1
Interest expense(2)	105	113
Other general and administrative expenses	6	5
Total operating expenses	187	213
Net investment income	117	187

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(41)	(40)
Non-controlled/affiliated investments	(98)	9
Controlled/affiliated investments	(56)	13
Net realized gain (loss) on foreign currency forward contracts	(4)	0
Net realized gain (loss) on foreign currency	(5)	1
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(239)	58
Non-controlled/affiliated investments	10	(20)
Controlled/affiliated investments	(148)	(52)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	9	(10)
Net change in unrealized gain (loss) on foreign currency	14	(26)
Total net realized and unrealized gain (loss)	(558)	(67)
Net increase (decrease) in net assets resulting from operations	$(441)	$120

Per share information—basic and diluted
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per Share)	$(1.57)	$0.43
Weighted average shares outstanding	280,066,433	280,066,433
_______________
(1)See Note 2 and 4 for a discussion of the methodology employed by the Company in calculating the subordinated income incentive fees.
(2)See Note 9 for a discussion of the Company’s financing arrangements.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(dollar amounts in millions unless otherwise noted)

	Three Months Ended
	March 31,
	2026	2025
Operations
Net investment income (loss)	$117	$187
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(204)	(17)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts(1)	(368)	(24)
Net change in unrealized gain (loss) on foreign currency	14	(26)
Net increase (decrease) in net assets resulting from operations	(441)	120
Stockholder distributions(2)
Distributions to stockholders	(134)	(196)
Net decrease in net assets resulting from stockholder distributions	(134)	(196)
Capital share transactions(3)
Repurchases of common stock	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Total increase (decrease) in net assets	(575)	(76)
Net assets at beginning of period	5,849	6,622
Net assets at end of period	$5,274	$6,546
_______________
(1)See Note 7 for a discussion of the Company’s financial instruments.
(2)See Note 5 for a discussion of the sources of distributions paid by the Company.
(3)See Note 3 for a discussion of the Company’s capital share transactions.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(dollar amounts in millions unless otherwise noted)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(441)	$120
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(505)	(1,704)
Paid-in-kind interest	(38)	(64)
Proceeds from sales and repayments of investments	760	1,113
Net realized (gain) loss on investments	195	18
Net change in unrealized (appreciation) depreciation on investments	377	14
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(9)	10
Accretion of discount	(5)	(9)
Amortization of deferred financing costs and discount	5	5
Net change in unrealized (appreciation) depreciation on foreign currency translation	(10)	25
(Increase) decrease in receivable for investments sold and repaid	—	121
(Increase) decrease in income receivable	—	7
(Increase) decrease in prepaid expenses and other assets	3	(5)
Increase (decrease) in payable for investments purchased	—	1
Increase (decrease) in management fees payable	(2)	(1)
Increase (decrease) in subordinated income incentive fees payable	(3)	4
Increase (decrease) in administrative services expense payable	1	2
Increase (decrease) in interest payable	(21)	(43)
Increase (decrease) in other accrued expenses and liabilities	(62)	(32)
Net cash provided by (used in) operating activities	245	(418)
Cash flows from financing activities
Stockholder distributions	—	—
Borrowings under financing arrangements	1,241	2,831
Repayments of financing arrangements	(1,561)	(2,232)
Deferred financing costs paid	—	(5)
Net cash provided by (used in) financing activities	(320)	594
Effect of exchange rate changes on cash	—	—
Total increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(75)	176
Cash, cash equivalents, restricted cash and foreign currency at beginning of period	208	296
Cash, cash equivalents, restricted cash and foreign currency at end of period(1)	$133	$472
Supplemental disclosure
Federal income taxes paid during the period	$—	$—
Interest paid during the period	$121	$151
______________
(1)As of March 31, 2026, includes cash and cash equivalents of $124, restricted cash of $4 and foreign currency of $5. Restricted cash is the cash collateral required to be posted pursuant to the Fund’s derivative contracts.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—138.6%
3Pillar Global Inc	(v)	Software & Services	SF	+	6.0%			0.8%	11/2026		$2.9	$2.9	$2.6
3Pillar Global Inc	(i)(v)	Software & Services	SF	+	6.0%			0.8%	11/2027		121.9	121.4	109.9
3Pillar Global Inc	(x)	Software & Services	SF	+	6.0%			0.8%	11/2026		6.3	6.3	5.7
48Forty Solutions LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	01/2031		16.3	15.8	16.3
48Forty Solutions LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.3%	(0.0% PIK	/ 3.0% PIK)	1.0%	01/2031		20.8	20.2	20.8
48Forty Solutions LLC	(ad)(x)	Commercial & Professional Services	SF	+	4.8%			1.0%	01/2031		6.3	6.3	6.3
48Forty Solutions LLC	(ad)(x)	Commercial & Professional Services	SF	+	4.8%			1.0%	01/2031		1.6	1.6	1.6
Aareon AG	(v)(w)	Software & Services	E	+	4.5%	(0.0% PIK	/ 1.8% PIK)	0.0%	09/2031		€3.5	3.9	4.0
Aareon AG	(w)(x)	Software & Services	E	+	4.5%	(0.0% PIK	/ 1.8% PIK)	0.0%	09/2031		10.1	11.3	11.1
Actium Holdings Ltd (fka Alpha Financial Markets Consulting)	(v)(w)	Commercial & Professional Services	SA	+	4.8%			0.0%	08/2031		£2.6	3.5	3.5
Actium Holdings Ltd (fka Alpha Financial Markets Consulting)	(w)(x)	Commercial & Professional Services	SA	+	4.8%			0.0%	08/2031		1.8	2.3	2.3
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		$1.4	1.4	1.4
Advanced Dermatology & Cosmetic Surgery	(k)(l)(t)(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2027		44.8	44.2	44.8
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		2.1	2.1	2.1
Advania Sverige AB	(aa)(v)(w)	Software & Services	E	+	4.3%			0.0%	05/2031		€5.0	5.4	5.2
Advania Sverige AB	(v)(w)	Software & Services	SA	+	5.0%			0.0%	06/2031		£51.4	65.0	66.4
Advania Sverige AB	(v)(w)	Software & Services	SR	+	5.0%			0.0%	06/2031	SEK	161.1	14.9	16.6
Affordable Care Inc	(ac)(v)(y)(z)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		$12.7	12.7	9.2
Affordable Care Inc	(ac)(v)(y)(z)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/2028		58.6	58.1	42.3
Affordable Care Inc	(ac)(x)(y)(z)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		0.1	0.1	0.1
AGS Health LLC	(k)(v)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.0	6.0	5.8
AGS Health LLC	(k)(v)	Software & Services	SF	+	4.3%			0.5%	08/2032		11.4	11.3	11.0
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.0	6.0	5.8
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		2.1	2.1	2.1
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	6.3%	(5.3% PIK	/ 5.3% PIK)	1.0%	02/2030		3.7	3.7	3.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		1.7	1.7	1.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		2.3	2.3	2.3
A-Lign Assurance LLC	(k)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2032		10.9	10.8	10.6
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2032		3.2	3.2	3.1
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.5%			0.8%	08/2032		1.5	1.5	1.5
American Vision Partners	(i)(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2027		89.3	89.1	89.3
American Vision Partners	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		7.8	7.8	7.8
Apex Group Limited	(aa)(v)(w)	Financial Services	SF	+	3.5%			0.0%	02/2032		2.4	2.4	2.2
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029		2.4	2.4	2.4
Apex Service Partners LLC	(k)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		30.9	30.9	31.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Apex Service Partners LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030	$92.5	$91.8	$93.4
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029	2.8	2.8	2.8
Arcfield Acquisition Corp	(x)	Capital Goods	SF	+	5.0%			0.5%	10/2031	6.0	6.0	6.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	(k)(l)(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/2031	52.4	52.1	52.4
Arcwood Environmental (fka Heritage Environmental Services Inc)	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031	16.6	16.6	16.6
Arcwood Environmental (fka Heritage Environmental Services Inc)	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/2030	8.0	8.0	8.0
Area Wide Protective Inc	(k)(v)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/2030	14.3	14.2	14.3
Area Wide Protective Inc	(x)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/2030	12.1	12.1	12.1
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	6.0%	PIK		1.0%	09/2026	28.9	28.9	28.9
ATX Networks Corp	(ad)(v)(w)(y)(z)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2026	97.6	94.6	72.5
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(l)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028	66.8	66.6	61.2
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028	8.4	8.4	7.7
Avetta LLC	(l)(v)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	8.4	8.3	8.4
Avetta LLC	(x)	Software & Services	SF	+	4.2%			0.5%	07/2030	1.8	1.8	1.8
Avetta LLC	(x)	Software & Services	SF	+	4.3%			0.5%	07/2030	0.8	0.8	0.8
Avetta LLC	(x)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	3.7	3.7	3.7
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/2031	£5.9	7.6	7.8
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031	4.7	5.0	5.3
BDO USA PA	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/2028	$27.7	27.4	27.6
BDO USA PA	(v)	Commercial & Professional Services	SF	+	4.5%			2.0%	08/2028	1.4	1.4	1.4
Belk Inc	(ac)(v)	Consumer Discretionary Distribution & Retail			15.0%				07/2029	20.1	20.1	20.4
BGB Group LLC	(l)(v)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	25.9	25.9	25.9
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	3.2	3.2	3.2
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	4.8	4.8	4.8
Bonterra LLC	(k)(l)(p)(t)(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	134.0	133.4	131.8
Bonterra LLC	(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	4.6	4.6	4.5
Bonterra LLC	(x)	Software & Services	SF	+	4.8%			0.8%	03/2032	12.4	12.4	12.2
Cadence Education LLC	(k)(v)	Consumer Services	SF	+	5.0%			0.8%	05/2031	14.3	14.3	14.1
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2030	8.5	8.5	8.4
Cambrex Corp	(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/2032	30.7	30.6	31.0
Cambrex Corp	(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/2032	1.9	1.9	1.9
Cambrex Corp	(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/2032	9.4	9.4	9.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/2032	$6.4	$6.4	$6.4
Carrier Fire Protection	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	1.2	1.2	1.2
Carrier Fire Protection	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	9.6	9.6	9.7
Carrier Fire Protection	(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	0.5	0.5	0.5
Carrier Fire Protection	(v)	Commercial & Professional Services	E	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	€2.4	2.5	2.8
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	$1.4	1.4	1.4
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	2.1	2.1	2.1
Circana Group (f.k.a. NPD Group)	(k)(l)(v)	Consumer Services	SF	+	4.3%			0.8%	12/2029	17.3	17.3	17.5
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF	+	4.3%			0.8%	12/2028	4.3	4.3	4.3
Civica Group Ltd	(v)(w)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	£3.5	4.4	4.4
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	4.0	5.1	4.9
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 5.5% PIK)	0.0%	08/2030	3.6	4.4	4.3
Clarience Technologies LLC	(k)(l)(p)(t)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	$80.7	80.7	79.9
Clarience Technologies LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	02/2032	2.3	2.3	2.3
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	02/2031	11.1	11.1	11.0
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	24.5	24.5	24.3
CLEAResult Consulting Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	17.9	17.8	18.1
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	4.5	4.5	4.6
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/2031	3.0	3.0	3.0
ClubCorp Club Operations Inc	(k)(v)	Consumer Services	SF	+	4.8%			1.0%	07/2032	18.0	17.9	17.9
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2031	5.7	5.7	5.7
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2032	3.4	3.4	3.4
Com Laude Group Ltd	(v)(w)	Software & Services	SF	+	5.0%			0.8%	12/2032	15.9	15.9	15.6
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	3.1	3.1	3.1
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	1.3	1.3	1.2
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.3%			0.8%	12/2032	3.0	3.0	2.9
Community Brands Inc	(k)(t)(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	51.3	51.0	48.6
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	3.8	3.8	3.6
Conservice LLC	(v)	Software & Services	SF	+	4.5%			0.8%	02/2033	12.6	12.6	12.4
Conservice LLC	(x)	Software & Services	SF	+	4.5%			0.8%	02/2033	1.7	1.7	1.7
Consilium Safety Group AB	(w)(x)	Capital Goods	E	+	5.5%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031	€9.8	10.5	10.6
Corsearch Intermediate Inc	(l)(v)	Software & Services	SF	+	5.5%			1.0%	04/2028	$30.1	29.3	26.6
CSafe Global	(p)(t)(v)	Transportation	SF	+	5.8%			0.8%	12/2028	86.6	86.5	86.6
CSafe Global	(v)	Transportation	SA	+	5.8%			0.8%	12/2028	£15.2	19.5	20.1
CSafe Global	(v)	Transportation	SF	+	5.8%			0.8%	03/2029	$3.8	3.8	3.8
CSafe Global	(x)	Transportation	SF	+	5.8%			0.8%	03/2029	7.7	7.7	7.7
Cyncly Refinancing	(v)(w)	Software & Services	SF	+	4.8%			0.0%	04/2032	0.8	0.8	0.8
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	04/2032	3.2	3.2	3.0
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%			0.0%	04/2032	3.9	3.9	3.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Dedalus Finance GmbH	(aa)(v)(w)	Software & Services	E	+	3.8%			0.0%	05/2030		€1.0	$1.1	$1.1
Dental Care Alliance Inc	(v)(y)(z)	Health Care Equipment & Services	SF	+	8.4%			0.8%	04/2028		$74.0	72.2	63.4
Dental Care Alliance Inc	(v)(y)(z)	Health Care Equipment & Services	SF	+	6.4%			0.8%	04/2028		34.5	34.5	29.6
Dental365 LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		26.1	26.1	26.1
Dental365 LLC	(k)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		13.6	13.6	13.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/2028		5.1	5.1	5.1
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		1.9	1.9	1.9
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	12/2029		0.9	0.9	0.9
DOXA Insurance Holdings LLC	(k)(l)(v)	Insurance	SF	+	4.5%			0.8%	12/2030		43.4	43.3	43.2
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	12/2029		2.4	2.4	2.3
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	12/2030		8.6	8.6	8.5
DuBois Chemicals Inc	(k)(l)(t)(v)	Materials	SF	+	5.0%			0.8%	06/2031		49.8	49.6	49.8
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		4.3	4.3	4.3
Eagle Railcar Services Roscoe Inc	(l)	Transportation	SF	+	4.5%			0.5%	06/2032		8.3	8.3	8.3
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			0.5%	06/2032		10.8	10.8	10.8
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			1.0%	06/2032		12.0	12.0	12.0
Envirotainer Ltd	(w)(x)	Transportation	E	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.0%	07/2029		€2.7	2.8	2.8
Excelitas Technologies Corp	(l)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		$1.9	1.9	1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2028		2.4	2.4	2.3
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		22.6	22.6	22.3
Flexera Software LLC	(k)(l)(p)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		61.4	61.4	59.3
Flexera Software LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.5	6.5	6.2
Follett Software Co	(k)(t)(v)	Software & Services	SF	+	4.5%			0.5%	08/2031		18.8	18.7	18.6
Follett Software Co	(x)	Software & Services	SF	+	4.5%			0.5%	08/2030		5.6	5.6	5.5
Fortnox AB	(w)(x)	Software & Services	SR	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	06/2032	SEK	85.7	9.0	8.5
Foundation Consumer Brands LLC	(k)(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		$70.0	68.6	70.0
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		7.7	7.7	7.7
Foundation Risk Partners Corp	(v)	Insurance	SF	+	4.8%			0.8%	10/2029		2.2	2.2	2.2
Foundation Risk Partners Corp	(k)(l)(v)	Insurance	SF	+	4.8%			0.8%	10/2030		95.1	94.6	95.1
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2029		9.6	9.6	9.6
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2030		4.8	4.8	4.8
Frontline Road Safety LLC	(k)(l)(v)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/2032		106.1	105.6	105.9
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%			0.0%	03/2032		15.7	15.7	15.7
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%				03/2032		14.3	14.3	14.2
Fullsteam Holdings LLC	(k)(v)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		33.2	32.9	31.8
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		11.1	11.0	10.6
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%			0.8%	08/2031		3.7	3.7	3.5
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	6.3%			1.0%	05/2028		123.1	123.0	120.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028	$20.4	$20.4	$19.8
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028	45.5	45.5	43.9
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.8%			1.0%	05/2028	51.5	50.9	49.8
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	09/2028	4.9	4.9	4.9
Galway Partners Holdings LLC	(k)(l)(p)(t)(v)	Insurance	SF	+	4.5%			0.8%	09/2028	78.1	77.4	78.1
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028	8.1	8.1	8.1
GE Digital LLC	(t)(v)	Software & Services	SF	+	4.8%			0.8%	03/2033	25.2	25.1	25.1
GE Digital LLC	(x)	Software & Services	SF	+	4.8%			0.8%	03/2033	4.5	4.5	4.5
General Datatech LP	(k)(l)(t)(v)	Software & Services	SF	+	6.3%			1.0%	06/2027	107.0	106.6	104.5
Gigamon Inc	(i)(v)	Software & Services	SF	+	5.8%			0.8%	03/2029	103.7	103.1	98.1
Gigamon Inc	(x)	Software & Services	SF	+	5.8%			0.8%	03/2028	9.3	9.3	8.8
Gracent LLC	(ad)(v)(y)(z)	Health Care Equipment & Services			12.0%	PIK			02/2027	37.1	34.1	26.8
Granicus Inc	(l)(v)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	16.6	16.5	16.6
Granicus Inc	(l)(v)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	5.6	5.6	5.6
Granicus Inc	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 1.8% PIK)	0.8%	01/2031	2.3	2.3	2.3
Granicus Inc	(x)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	0.5	0.5	0.5
Hargreaves Lansdown Ltd	(v)(w)	Financial Services	SA	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/2032	£21.7	27.6	28.3
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	6.0%			1.0%	12/2026	$69.0	67.8	60.6
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	6.0%			1.0%	12/2026	17.2	17.2	15.1
Heniff Transportation Systems LLC	(l)(v)	Transportation	SF	+	6.5%			1.0%	12/2026	12.5	12.4	11.0
Heniff Transportation Systems LLC	(x)	Transportation	SF	+	6.0%			1.0%	12/2026	0.6	0.6	0.5
Hibu Inc	(l)(p)(t)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	104.3	102.9	104.4
Hibu Inc	(k)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	34.8	34.7	35.1
Higginbotham Insurance Agency Inc	(v)	Insurance	SF	+	4.5%			1.0%	06/2031	6.0	6.0	5.9
Higginbotham Insurance Agency Inc	(x)	Insurance	SF	+	4.5%			1.0%	06/2031	1.0	1.0	1.0
Highgate Hotels Inc	(k)(l)(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029	33.2	33.0	33.2
Highgate Hotels Inc	(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029	1.4	1.4	1.4
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029	2.8	2.8	2.8
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029	3.9	3.9	3.9
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	19.2	19.2	19.2
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	5.0	5.0	5.0
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	5.0	5.0	5.0
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	1.0	1.0	1.0
Homrich & Berg Inc	(k)(v)	Financial Services	SF	+	4.8%			0.8%	11/2031	6.3	6.3	6.3
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.5%			0.8%	11/2031	1.0	1.0	1.0
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.5	0.5	0.5
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.5%			0.8%	11/2031	6.2	6.2	6.2
Horizon CTS Buyer LLC	(k)(l)(t)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	86.4	86.1	86.2
Horizon CTS Buyer LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	03/2032	3.2	3.2	3.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Horizon CTS Buyer LLC	(p)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		$5.4	$5.4	$5.4
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2032		15.2	15.2	15.1
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		2.2	2.2	2.2
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	5.8%	(1.0% PIK	/ 1.0% PIK)	0.0%	09/2028		€75.2	89.7	84.9
Industry City TI Lessor LP	(v)	Consumer Services			13.4%	(7.8% PIK	/ 7.8% PIK)		06/2026		$8.1	8.1	8.1
Inhabit IQ	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/2032		3.6	3.6	3.6
Inhabit IQ	(x)	Software & Services	SF	+	4.5%			0.8%	01/2032		2.2	2.2	2.2
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	4.8%	(0.0% PIK	/ 1.8% PIK)	0.5%	11/2031	A$	3.9	2.5	2.5
Insight Global LLC	(i)(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		$62.2	61.9	62.2
Insight Global LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		36.6	36.6	36.6
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			0.8%	05/2028		2.8	2.8	2.7
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		2.8	2.8	2.7
Insightsoftware.Com Inc	(k)(l)(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		41.0	41.0	39.3
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			0.8%	05/2028		21.1	21.1	20.2
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			1.0%	05/2028		2.5	2.5	2.4
Integrated Power Services LLC	(p)(v)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/2031		17.9	17.9	17.9
Integrated Power Services LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2030		4.4	4.4	4.4
Integrated Power Services LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/2031		9.0	9.0	9.0
Integrity Marketing Group LLC	(k)(l)(v)	Insurance	SF	+	5.0%			0.8%	08/2028		98.2	98.2	98.2
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028		0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028		0.7	0.7	0.7
J S Held LLC	(v)	Insurance	SF	+	4.8%			1.0%	06/2028		3.5	3.5	3.5
J S Held LLC	(k)(l)(p)(v)	Insurance	SF	+	4.8%			1.0%	06/2028		79.5	79.4	79.5
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028		3.5	3.5	3.5
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028		8.9	8.9	8.9
Jeppesen Holdings LLC	(w)(x)	Software & Services	SF	+	4.8%			0.5%	10/2032		2.4	2.4	2.4
Kellermeyer Bergensons Services LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.3%	PIK		1.0%	11/2028		225.0	222.0	225.0
Kellermeyer Bergensons Services LLC	(ad)(v)(y)(z)	Commercial & Professional Services	SF	+	8.0%	(7.0% PIK	/ 7.0% PIK)	1.0%	11/2028		104.8	94.2	13.1
Keystone Agency Partners LLC	(k)(l)(v)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/2032		33.3	33.1	33.1
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/2032		8.5	8.5	8.5
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.3%			0.8%	08/2032		3.8	3.8	3.8
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030		€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030		0.5	0.6	0.5
Lazer Logistics Inc	(k)(v)	Transportation	SF	+	4.8%			0.8%	05/2030		$6.9	6.9	6.9
Lazer Logistics Inc	(k)(l)(v)	Transportation	SF	+	4.8%			0.8%	05/2030		19.8	19.7	20.0
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2029		1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2030		1.2	1.2	1.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Learning Experience Corp/The	(t)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	$15.9	$15.8	$16.0
Learning Experience Corp/The	(x)	Consumer Services	SF	+	4.8%			0.8%	07/2032	3.5	3.5	3.5
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	7.2	7.2	7.2
Legends Hospitality LLC	(p)(t)(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.8%	08/2031	79.4	78.7	79.0
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	6.5	6.5	6.5
Lionbridge Technologies Inc	(ad)(i)(v)	Media & Entertainment	SF	+	5.0%	PIK		1.0%	05/2031	49.9	49.9	49.9
Lionbridge Technologies Inc	(ad)(i)(v)(y)(z)	Media & Entertainment	SF	+	6.0%	PIK		1.0%	05/2031	60.4	53.8	25.9
Lionbridge Technologies Inc	(ad)(x)	Media & Entertainment	SF	+	5.0%	PIK		1.0%	05/2031	5.5	5.5	5.5
Lipari Foods LLC	(i)(v)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/2028	98.3	97.6	98.3
Magna Legal Services LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2029	22.9	22.8	22.9
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2029	12.4	12.4	12.4
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2028	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2029	5.6	5.6	5.6
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	1.2	1.2	1.2
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031	6.2	6.2	6.3
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	2.1	2.1	2.1
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031	3.1	3.1	3.1
MB2 Dental Solutions LLC	(k)(l)(p)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	156.4	155.5	157.9
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	0.4	0.4	0.4
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	10.3	10.3	10.3
Medallia Inc	(v)(y)(z)	Software & Services	SF	+	6.0%			0.8%	10/2028	234.1	233.0	126.6
Med-Metrix	(k)(p)(t)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	78.0	77.7	77.4
Med-Metrix	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	37.0	37.0	36.7
Med-Metrix	(x)	Software & Services	SF	+	4.5%			0.8%	07/2032	34.1	34.1	33.8
Mercer Advisors Inc	(k)(v)	Financial Services	SF	+	4.5%			0.8%	10/2030	44.0	44.0	43.7
Mercer Advisors Inc	(x)	Financial Services	SF	+	4.5%			0.8%	10/2030	3.2	3.2	3.2
Model N Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	29.4	29.3	29.2
Model N Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	6.1	6.1	6.0
Model N Inc	(x)	Software & Services	SF	+	4.8%			0.8%	06/2031	3.2	3.2	3.2
NAVEX Global Inc	(k)(v)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/2032	14.7	14.6	14.3
NAVEX Global Inc	(x)	Software & Services	SF	+	5.0%			0.8%	10/2031	0.3	0.3	0.3
NAVEX Global Inc	(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/2032	6.7	6.7	6.5
NBG Home	(v)(y)	Consumer Durables & Apparel							12/2026	10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF	+	10.0%	PIK		1.0%	12/2026	32.7	30.7	3.7
NCI Inc	(ad)(v)	Software & Services	SF	+	7.5%	(0.0% PIK	/ 7.5% PIK)	1.0%	08/2028	30.4	30.5	30.4
NEFCO Corp	(v)	Capital Goods	SF	+	4.5%			0.8%	01/2033	22.7	22.6	22.6
NEFCO Corp	(v)	Capital Goods	SF	+	4.5%			0.8%	01/2033	0.6	0.6	0.6
NEFCO Corp	(x)	Capital Goods	SF	+	4.5%			0.8%	01/2033	4.9	4.9	4.8
NEFCO Corp	(x)	Capital Goods	SF	+	4.5%			0.8%	01/2033	2.6	2.6	2.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
NeoGov Newt Holdco Inc	(p)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032		$20.2	$20.2	$19.7
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032		3.5	3.5	3.4
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032		4.7	4.7	4.6
Net Documents	(k)(l)(p)(v)	Software & Services	SF	+	4.8%			1.0%	07/2029		75.7	75.6	75.7
Net Documents	(x)	Software & Services	SF	+	4.5%			1.0%	07/2029		6.4	6.4	6.4
Netsmart Technologies Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/2031		60.7	60.5	59.9
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/2031		6.2	6.2	6.1
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/2031		6.3	6.3	6.2
New Era Technology LLC	(v)	Software & Services	SF	+	6.3%	PIK		0.0%	06/2030		10.7	10.7	10.7
New Era Technology LLC	(v)	Software & Services	SF	+	6.3%	(0.0% PIK	/ 6.3% PIK)	0.0%	06/2030		1.3	1.3	1.3
New Era Technology LLC	(x)	Software & Services	SF	+	6.3%	(0.0% PIK	/ 6.3% PIK)	0.0%	06/2030		3.4	3.4	3.4
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.4%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031	SEK	227.1	21.0	23.8
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E	+	5.3%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031		€15.3	16.0	17.6
OEConnection LLC	(k)(l)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032		$23.2	23.2	22.7
OEConnection LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032		8.7	8.7	8.5
OEConnection LLC	(x)	Software & Services	SF	+	4.5%			0.5%	12/2032		7.0	7.0	6.9
Orion Services Group	(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/2032		0.8	0.8	0.8
Orion Services Group	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/2032		3.2	3.2	3.2
Oxford Global Resources LLC	(k)(l)(p)(t)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		100.0	99.7	100.0
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		3.2	3.2	3.2
PartsSource Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028		82.2	81.8	82.2
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		1.1	1.1	1.1
PCI Pharma Services	(k)(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		43.0	42.8	42.5
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		27.2	27.1	26.9
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		11.7	11.7	11.5
Pike Corp	(p)(t)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032		30.6	30.6	30.1
Pike Corp	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032		6.7	6.6	6.5
Pike Corp	(x)	Capital Goods	SF	+	4.5%			0.8%	12/2032		4.4	4.4	4.4
Premise Health Holding Corp	(v)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032		6.9	6.8	6.8
Premise Health Holding Corp	(v)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032		0.4	0.4	0.4
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2031		0.5	0.5	0.5
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032		0.9	0.9	0.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	PIK		1.0%	10/2030		283.5	281.7	292.0
PROS Holdings Inc	(t)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/2032		10.9	10.9	10.7
PROS Holdings Inc	(x)	Software & Services	SF	+	4.8%			0.0%	12/2032		1.3	1.3	1.2
PSC Group	(v)	Transportation	SF	+	5.3%			0.8%	04/2030		1.4	1.4	1.4
PSC Group	(k)(l)(v)	Transportation	SF	+	5.3%			0.8%	04/2031		19.0	18.9	19.0
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2030		1.1	1.1	1.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
PSKW LLC (dba ConnectiveRx)	(k)(l)(p)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/2028	$101.0	$101.0	$101.0
Radwell International LLC	(i)(k)(p)(v)	Capital Goods	SF	+	4.8%			0.8%	04/2030	125.0	125.0	124.5
Radwell International LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	04/2030	1.6	1.6	1.6
Radwell International LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	04/2030	5.3	5.3	5.3
Railpros Inc	(k)(v)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	2.8	2.8	2.8
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.6	0.6	0.6
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.4	0.4	0.4
Reliant Rehab Hospital Cincinnati LLC	(v)	Health Care Equipment & Services	SF	+	6.3%			0.0%	02/2028	42.8	42.3	42.8
Reliant Rehab Hospital Cincinnati LLC	(v)(y)(z)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 8.3% PIK)	0.0%	02/2028	49.7	36.3	10.7
Resa Power LLC	(k)(t)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	69.5	69.3	70.2
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/2032	8.6	8.6	8.6
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/2032	9.8	9.8	9.9
Revere Superior Holdings Inc	(l)(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	42.2	41.8	41.8
Revere Superior Holdings Inc	(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	0.5	0.5	0.5
Revere Superior Holdings Inc	(x)	Software & Services	SF	+	5.0%			1.0%	10/2029	3.3	3.3	3.3
Rialto Capital Management LLC	(k)(l)(v)	Financial Services	SF	+	4.8%			0.8%	12/2030	20.1	20.0	20.3
Rialto Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	12/2030	1.0	1.0	1.0
Rockefeller Capital Management LP	(k)(l)(v)	Financial Services	SF	+	4.5%			0.5%	12/2032	24.6	24.5	24.5
Rockefeller Capital Management LP	(x)	Financial Services	SF	+	4.5%			0.5%	12/2032	8.8	8.8	8.7
Safe-Guard Products International LLC	(k)(l)(t)(v)	Financial Services	SF	+	4.8%			0.8%	04/2030	39.4	39.2	39.4
Safe-Guard Products International LLC	(x)	Financial Services	SF	+	4.8%			0.8%	04/2030	8.8	8.8	8.8
SAMBA Safety Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	4.7	4.7	4.6
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.0	0.0	0.0
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	0.9	0.9	0.9
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.6	0.6	0.6
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	62.1	62.1	61.7
Service Express Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	32.7	32.6	32.5
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	10.7	10.7	10.6
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	13.5	13.5	13.4
Service Logic LLC	(v)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/2032	29.0	29.0	28.7
Service Logic LLC	(v)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/2032	1.2	1.2	1.2
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/2032	8.0	8.0	7.9
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/2032	2.8	2.8	2.8
Shaw Development LLC	(v)	Capital Goods	SF	+	6.0%			0.5%	10/2029	28.2	28.0	27.9
Source Code LLC	(l)(p)(t)(v)	Software & Services	SF	+	6.5%			1.0%	07/2027	52.3	52.0	51.5
Sphera Solutions Inc	(k)(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	7.7	7.7	7.3
Sphera Solutions Inc	(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	0.9	0.9	0.9
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	6.4	6.4	6.1
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	3.3	3.3	3.1
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	20.0	20.0	19.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Spins LLC	(k)(t)(v)	Software & Services	SF	+	4.8%			1.0%	01/2029	$32.3	$32.3	$32.1
Spins LLC	(l)(v)	Software & Services	SF	+	4.8%			1.0%	01/2029	7.7	7.7	7.6
Spins LLC	(x)	Software & Services	SF	+	4.8%			1.0%	01/2029	3.2	3.2	3.1
Spotless Brands LLC	(k)(l)(v)	Consumer Services	SF	+	5.8%			1.0%	07/2028	30.4	30.1	30.5
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.5%			1.0%	07/2028	35.5	35.5	35.5
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.0%			1.0%	07/2028	1.2	1.1	1.2
Spotless Brands LLC	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2028	5.0	5.0	5.0
STV Group Inc	(k)(v)	Capital Goods	SF	+	4.8%			0.8%	03/2031	9.8	9.7	9.8
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2030	8.3	8.3	8.3
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2031	11.9	11.9	11.9
Summit Interconnect Inc	(t)(v)	Capital Goods	SF	+	6.0%			1.0%	09/2028	131.9	131.3	123.2
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	1.1	0.8	1.1
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	15.4	15.1	15.4
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%	PIK		1.0%	06/2027	33.8	33.8	33.8
Sweeping Corp of America LLC	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	4.5	4.5	4.5
Tangoe LLC	(v)	Software & Services	SF	+	6.7%	(1.7% PIK	/ 1.7% PIK)	1.0%	06/2026	166.8	166.4	136.0
Tangoe LLC	(v)(y)(z)	Software & Services			12.5%	PIK			06/2026	24.9	8.9	—
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	45.5	45.1	37.7
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	9.8	9.8	8.1
Time Manufacturing Co	(v)	Capital Goods	E	+	6.5%			0.8%	12/2027	€13.7	14.5	13.1
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027	$0.0	0.0	0.0
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027	14.0	14.0	11.6
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/2032	11.1	11.0	10.7
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/2032	22.1	22.0	21.3
Turnpoint Services Inc	(v)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	0.6	0.6	0.6
Turnpoint Services Inc	(l)	Capital Goods	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	06/2031	8.4	8.3	8.2
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	0.9	0.9	0.9
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	2.5	2.5	2.5
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	SF	+	3.8%			0.5%	08/2029	1.3	1.3	1.3
USIC Holdings Inc	(k)(l)(p)(t)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	60.2	59.9	61.4
USIC Holdings Inc	(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	8.6	8.6	8.6
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	1.1	1.1	1.1
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	1.3	1.3	1.3
Veriforce LLC	(v)(w)	Software & Services	SF	+	4.8%			0.8%	11/2031	2.6	2.6	2.6
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.8%			0.8%	11/2031	2.1	2.1	2.0
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.8%			0.8%	11/2031	3.7	3.7	3.7
Vermont Information Processing Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	8.3	8.3	8.1
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	9.6	9.6	9.4
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%			0.5%	01/2032	2.9	2.9	2.8
Version1 Software Ltd	(v)(w)	Software & Services	E	+	4.7%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029	€2.0	1.6	2.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Version1 Software Ltd	(w)(x)	Software & Services	E	+	4.7%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029		€11.7	$13.2	$13.2
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		$67.1	66.7	65.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		2.5	2.4	2.5
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/2029		8.3	8.3	8.1
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		13.4	13.2	13.0
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		4.2	4.2	4.1
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		20.8	20.8	20.1
Vitu	(k)(t)(v)	Software & Services	SF	+	4.5%			0.8%	01/2032		27.3	27.2	27.5
Vitu	(x)	Software & Services	SF	+	4.5%			0.8%	01/2031		9.1	9.1	9.1
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(i)(t)(v)	Household & Personal Products	SF	+	6.3%			1.0%	11/2027		102.1	100.5	102.1
Waste Services Group Pty Ltd	(v)(w)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	A$	3.9	2.1	2.6
Waste Services Group Pty Ltd	(w)(x)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032		7.4	4.8	4.8
Wealth Enhancement Group LLC	(k)(v)	Financial Services	SF	+	4.3%			1.0%	10/2028		$14.3	14.3	14.3
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.3%			1.0%	10/2028		2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.3%			1.0%	10/2028		7.0	7.0	7.0
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.5%			1.0%	10/2028		2.1	2.1	2.1
Wedgewood Weddings	(k)	Consumer Services	SF	+	4.5%			0.8%	06/2032		7.7	7.6	7.7
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.5%			0.8%	06/2032		5.8	5.8	5.8
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.5%			0.8%	06/2032		5.8	5.8	5.8
West Star Aviation Inc	(k)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		19.9	19.8	20.0
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%			0.8%	05/2032		1.2	1.2	1.2
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/2032		13.6	13.6	13.7
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%			0.8%	05/2032		30.7	30.7	30.7
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/2032		4.2	4.2	4.2
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		€58.7	63.5	65.9
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		12.0	7.1	13.4
Woolpert Inc	(v)	Capital Goods	SF	+	4.5%			1.0%	04/2031		$2.3	2.3	2.3
Woolpert Inc	(p)(v)	Capital Goods	SF	+	4.5%			1.0%	04/2032		15.8	15.8	15.9
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2031		5.6	5.6	5.6
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2032		10.6	10.6	10.7
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	(4.0% PIK	/ 4.0% PIK)	1.0%	03/2030		20.2	19.2	4.5
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.9	0.8	0.9
Worldwise Inc	(x)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.8	0.8	0.8
Xylem Kendall	(k)(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		17.6	17.6	17.5
Xylem Kendall	(v)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		2.0	2.0	2.0
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		15.9	15.9	15.8
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		0.7	0.7	0.7
Zellis Holdings Ltd	(v)(w)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		£3.5	4.4	4.5
Zellis Holdings Ltd	(w)(x)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		2.8	3.6	3.5
Zendesk Inc	(k)(l)(v)	Software & Services	SF	+	5.0%			0.8%	11/2028		$73.2	72.8	72.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028	$6.0	6.0	$6.0
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/2030	1.5	1.5	1.5
Zeus Industrial Products Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.4%	(0.0% PIK	/ 3.0% PIK)	0.8%	02/2031	90.6	90.1	85.5
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/2030	10.0	10.0	9.5
Total Senior Secured Loans—First Lien											8,967.7	8,531.6
Unfunded Loan Commitments											(1,221.5)	(1,221.5)
Net Senior Secured Loans—First Lien											7,746.2	7,310.1

Senior Secured Loans—Second Lien—8.7%
Constellis Holdings LLC	(v)(y)(z)	Capital Goods	SF	+	9.0%			1.0%	12/2028	8.0	7.8	2.3
Peraton Corp	(v)	Capital Goods	SF	+	8.0%			1.0%	02/2029	167.5	162.6	121.8
Peraton Corp	(v)	Capital Goods	SF	+	7.8%			0.8%	02/2029	129.8	126.5	93.4
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.1	7.1	6.5
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.4	7.4	6.8
Solera LLC	(v)	Software & Services	SF	+	9.0%			1.0%	06/2029	280.2	271.5	217.6
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2034	8.3	5.1	5.4
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2036	24.0	0.0	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	€3.8	4.4	4.3
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.2%	PIK		1.0%	03/2032	$1.1	0.2	1.1
Total Senior Secured Loans—Second Lien											592.6	459.2

Other Senior Secured Debt—0.7%
Cloud Software Group Inc	(aa)(v)	Software & Services			6.5%				03/2029	0.7	0.6	0.7
Cubic Corp	(v)(y)(z)	Software & Services	SF	+	7.6%	(0.0% PIK	/ 7.6% PIK)	0.8%	08/2029	35.7	30.6	—
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			7.0%				02/2030	€1.0	1.2	1.2
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			5.6%				02/2030	1.0	1.2	1.2
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services			8.5%	PIK			05/2032	$32.8	31.5	32.8
Total Other Senior Secured Debt											65.1	35.9

Subordinated Debt—1.9%
Accuride Corp	(ad)(v)	Capital Goods	SF	+	4.5%	PIK		0.0%	03/2030	3.4	4.4	6.0
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	8.0%	PIK		1.0%	02/2030	3.9	3.9	3.3
ATX Networks Corp	(ad)(v)(w)(y)(z)	Capital Goods			10.0%	PIK			09/2028	49.8	21.4	—
Cyncly Refinancing	(v)(w)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2033	0.0	0.0	0.0
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2033	1.6	1.6	1.5
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services			10.0%	PIK			07/2029	0.2	0.2	0.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nidda Healthcare Holding AG	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	8.5%	PIK		10/2033	€25.5	$28.8	$28.8
Nidda Healthcare Holding AG	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	8.5%	PIK		10/2033	5.5	6.2	6.2
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services						04/2030	$13.4	8.9	13.2
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services						04/2030	51.1	32.0	47.5
Total Subordinated Debt										107.4	106.7
Unfunded Debt Commitments										(7.9)	(7.9)
Net Subordinated Debt										99.5	98.8

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—31.5%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(y)	Equity Real Estate Investment Trusts (REITs)									8,355,231	$13.9	$—
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(y)(z)	Equity Real Estate Investment Trusts (REITs)			11.0%	(3.0% PIK	/ 3.0% PIK)		12/2029		$64.3	63.2	46.4
Abacus JV, ABF Equity	(ad)(v)(w)(y)	Insurance									8,787,703	8.8	0.8
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services									948,603	1.1	0.6
Altavair AirFinance, ABF Equity	(ac)(v)(w)	Capital Goods									27,534,125	27.5	37.4
AOP SFR 1 LLC (FKA Avenue One PropCo), ABF Equity	(ad)(v)(y)	Equity Real Estate Investment Trusts (REITs)									10,542,123	10.5	5.1
AOP SFR 1 LLC (FKA Avenue One PropCo), Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			7.0%	PIK			03/2034		$35.3	35.3	35.3
Australis Maritime II, ABF Equity	(ad)(v)(w)	Transportation									22,537,941	22.5	23.6
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation									1,281,444	1.3	1.4
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/2030		$20.4	20.4	20.4
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services									720,108,628	74.9	47.5
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR	+	9.3%			0.0%	01/2034	SEK	15.0	1.3	1.6
Bond Aviation Holdings LLC, ABF Equity	(ac)(v)(y)	Transportation									78,953	0.1	0.1
Bond Aviation Holdings LLC, Term Loan	(ac)(v)	Transportation			9.0%				10/2033		$11.5	11.5	11.5
Bond Aviation Holdings LLC, Term Loan	(ac)(v)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/2033		$0.7	0.7	0.7
Bond Aviation Holdings LLC, Term Loan	(ac)(x)	Transportation			9.0%				10/2033		$11.3	11.3	11.3
Bond Aviation Holdings LLC, Term Loan	(ac)(x)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/2033		$5.3	5.3	5.3
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(v)(w)(y)(z)	Real Estate Management & Development			18.0%				07/2030		$1.8	1.4	—
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components									54,407	—	—
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)									9,153,841	10.8	23.7
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%				12/2028		$18.3	18.0	18.3
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/2029		$21.0	21.0	21.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/2029	$20.7	$20.7	$20.9
Drive Revel, ABF Equity	(v)(w)	Financial Services								19,207,891	21.5	23.3
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(v)(w)	Capital Goods	SF	+	4.8%			0.8%	06/2029	$35.0	35.0	35.0
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(w)(x)	Capital Goods	SF	+	4.8%			0.8%	06/2029	$2.0	2.0	2.0
Galaxy Container, ABF Equity	(ad)(v)(y)	Transportation								235,566	0.2	0.2
Galaxy Container, Bond	(ad)(v)	Transportation			8.6%				01/2034	$0.2	0.2	0.2
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services								425,557,318	242.8	204.3
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services								10,662,084	10.7	14.9
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)	Financial Services								12,974,857	13.0	14.4
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services			9.3%	PIK			03/2034	$33.1	33.1	33.1
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)	Financial Services								7,415,463	7.4	7.7
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)	Financial Services								25,990,438	26.0	26.4
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)(y)	Financial Services								1,896,424	1.9	1.9
Kilter Finance 2.0, Common Stock	(ad)(v)(w)(y)	Insurance								3,960,000	4.0	4.0
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance								536,709	0.5	2.7
Kilter Finance, Common Stock	(ad)(v)(w)(y)	Insurance								37,119	0.0	—
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance			12.0%	(6.0% PIK	/ 6.0% PIK)			$89.2	89.2	89.2
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods								107,005,707	107.0	116.0
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)	Capital Goods								39,141,059	39.1	27.0
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment								35,894	0.0	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services								1,778,779	1.8	1.7
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods								3,306	0.0	0.2
KSC I Aircraft LP, ABF Equity	(ad)(v)(w)(y)	Capital Goods								10,097,463	10.1	10.1
My Community Homes PropCo 2, ABF Equity	(ad)(v)(y)	Equity Real Estate Investment Trusts (REITs)								26,991,221	27.0	2.1
My Community Homes PropCo 2, Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			03/2034	$70.7	70.7	70.7
My Community Homes PropCo 2, Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			04/2035	$4.3	4.3	4.3
My Community Homes PropCo 2, Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			06/2035	$22.7	22.7	22.7
Newday Group Jersey Ltd, ABF Equity	(v)(w)(y)	Financial Services								4,172,556	5.6	7.8
Newday Group Jersey Ltd, Bond	(v)(w)	Financial Services			12.8%	PIK			08/2036	£23.9	31.9	31.5
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services							01/2027	$8.3	—	0.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Norway_France, ABF Equity	(v)(w)	Financial Services								4,713,856	$5.2	$5.7
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(v)(w)	Telecommunication Services	SA	+	7.0%			1.5%	09/2026	£30.1	37.7	40.0
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(w)(x)	Telecommunication Services	SA	+	7.0%			1.5%	09/2026	£13.7	17.5	17.6
PayPal Danube 2, ABF Equity	(v)(w)	Financial Services								27,142,947	31.5	31.4
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services								45,256,859	49.7	48.2
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				10/2027	$1.8	1.8	1.8
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				12/2027	$1.8	1.8	1.8
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				10/2027	$1.1	1.1	1.1
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				12/2027	$1.1	1.1	1.1
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods								2,067,356	—	—
Prime ST LLC, ABF Equity	(ad)(v)(y)	Equity Real Estate Investment Trusts (REITs)								4,534,461	7.0	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(y)(z)	Equity Real Estate Investment Trusts (REITs)			11.0%	(6.0% PIK	/ 6.0% PIK)		03/2030	$66.2	65.0	22.2
Residential Opportunities I LLC, ABF Equity	(v)(y)	Real Estate Management & Development								39	0.0	0.1
Roemanu LLC, ABF Equity	(ad)(v)	Financial Services								220,778,388	222.9	197.3
Sallie Mae Levered, ABF Equity	(ad)(v)(w)(y)	Financial Services								2,054,267	2.1	2.2
Sallie Mae Levered, Bond	(ad)(v)(w)	Financial Services			13.0%				11/2033	$4.3	4.3	4.3
Sallie Mae Levered, Bond	(ad)(v)(w)	Financial Services			13.0%				01/2034	$4.3	4.3	4.3
Sallie Mae Levered, Bond	(ad)(v)(w)	Financial Services			13.0%				03/2034	$1.2	1.2	1.2
Sallie Mae Levered, Bond	(ad)(v)(w)	Financial Services			13.0%				03/2034	$0.6	0.6	0.6
Sallie Mae Levered, Term Loan	(ad)(v)(w)	Financial Services	SF	+	2.8%				11/2032	$0.3	0.3	0.3
Sallie Mae Levered, Term Loan	(ad)(w)(x)	Financial Services	SF	+	2.8%				11/2032	$0.1	0.1	0.1
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(v)(w)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$8.8	8.8	8.8
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(w)(x)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$6.4	6.4	6.5
SKP German Bank, ABF Equity	(v)(w)	Financial Services								3,900,320	4.6	4.5
Slate Venture Holdings LP, ABF Equity	(v)(y)	Consumer Durables & Apparel								17,673,700	17.7	22.4
Slate Venture Holdings LP, Term Loan	(v)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/2029	$13.1	13.1	13.1
Sotheby's, Revolver	(x)	Consumer Services	SF	+	4.8%			0.8%	02/2029	$7.8	7.8	7.8
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)(y)	Financial Services								18,887,332	18.9	23.1
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(v)(w)	Materials	SF	+	4.8%			1.0%	01/2028	$65.6	65.5	66.2
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(w)(x)	Materials	SF	+	4.8%			1.0%	01/2028	$4.7	4.7	4.7
SunPower Financial, ABF Equity	(v)(w)	Financial Services								2,570,369	2.6	2.8
TDC LLP, ABF Equity	(ad)(v)(w)(y)	Financial Services								3,302	0.0	0.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)			Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services			8.0%			£11.9	$15.9	$15.7
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/2029	$40.0	40.0	40.1
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%	1.0%	01/2029	$6.0	6.0	6.0
Vehicle Secured Funding Trust, ABF Equity	(v)(w)	Financial Services						10,456,854	10.5	11.0
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services			15.0%		01/2046	$31.4	31.4	31.4
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(v)(w)	Capital Goods	SF	+	5.5%	0.8%	10/2028	$11.9	11.9	11.8
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(w)(x)	Capital Goods	SF	+	5.5%	0.8%	10/2028	$12.8	12.8	12.8
Total Asset Based Finance									1,923.0	1,757.2
Unfunded Asset Based Finance Commitments									(96.8)	(96.8)
Net Asset Based Finance									1,826.2	1,660.4

Credit Opportunities Partners JV, LLC—32.3%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC						$2,049.7	1,984.1	1,706.7
Total Credit Opportunities Partners JV, LLC									1,984.1	1,706.7

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—18.9%(e)
48Forty Solutions LLC, Common Stock	(ad)(v)(y)	Commercial & Professional Services							10,419	$0.5	$—
48Forty Solutions LLC, Preferred Stock	(ad)(v)(y)	Commercial & Professional Services							10,419	55.6	45.5
Accuride Corp, Common Stock	(ad)(v)(y)	Capital Goods							4,232,815	—	—
Accuride Corp, Preferred Stock	(ad)(v)(y)	Capital Goods							2,422,249	—	—
Affordable Care Inc, Preferred Stock	(ac)(v)(y)(z)	Health Care Equipment & Services			11.8%	PIK			78,731,049	77.8	1.7
Alacrity Solutions Group LLC, Common Stock	(ad)(v)(y)	Insurance							2,144	1.9	—
Alacrity Solutions Group LLC, Preferred Equity	(ad)(v)(y)(z)	Insurance	SF	+	8.0%	PIK	1.0%		2,293	2.3	0.1
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services							2,655,491	2.7	2.3
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			10.8%	PIK			384,565	379.6	388.8
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods							500	—	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods							900	—	—
ATX Networks Corp, Common Stock	(ad)(v)(w)(y)	Capital Goods							6,516	—	—
AVE Holdings I Corp (fka Amerivet Partners Management Inc), Preferred Stock	(v)(y)(z)	Health Care Equipment & Services			11.5%	PIK			19,106	18.7	2.0
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail							1,264,079	21.8	33.6
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco							11,167,000	—	10.5
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco							147,815,378	0.0	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco						09/2028	161,828	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco						09/2028	1,918,831	$0.0	$—
CDS US Intermediate Holdings Inc, Common Stock	(v)(w)(y)	Media & Entertainment							2,023,714	18.3	19.2
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment							227,802	7.5	4.7
Constellis Holdings LLC, Preferred Equity	(v)(y)	Capital Goods						12/2028	69,653	3.2	—
Cubic Corp, Common Stock	(v)(y)	Software & Services							72	—	—
Cubic Corp, Preferred Equity	(v)(y)(z)	Software & Services			11.0%	PIK			36,445,084	—	—
Cubic Corp, Preferred Stock	(v)(y)	Software & Services							16,279,436	—	—
Cubic Corp, Warrant	(v)(y)	Software & Services							76	—	—
Galaxy Universal LLC, Common Stock	(n)(y)	Consumer Durables & Apparel							1,811	0.2	0.1
Galaxy Universal LLC, Preferred Stock	(n)(y)	Consumer Durables & Apparel							36,149	5.6	6.1
Galaxy Universal LLC, Preferred Stock	(n)(y)	Consumer Durables & Apparel							20,604	5.3	9.7
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel							7,701,195	1.0	0.5
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services							250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services							1,000	—	—
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services							745	—	—
HM Dunn Co Inc, Common Stock	(ad)(v)(y)	Capital Goods							975	—	1.6
HM Dunn Co Inc, Preferred Equity	(ad)(v)	Capital Goods			12.0%	PIK			1,642	13.9	18.0
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials							102,237	124.8	204.6
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(v)(y)	Commercial & Professional Services							26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(v)(y)	Commercial & Professional Services							26,230,661	48.3	—
Kestra Financial Inc, Preferred Equity	(v)	Financial Services			12.0%	PIK			2,120	2.1	2.1
Lido Advisors LLC, Class A Common Stock	(n)(w)(y)	Financial Services							4,835,590	5.0	5.5
Lido Advisors LLC, Class Z Preferred Stock	(n)(w)(y)	Financial Services							4,835,590	5.0	5.5
Lionbridge Technologies Inc, Common Equity	(ad)(v)(y)	Media & Entertainment							55,474	—	—
Lionbridge Technologies Inc, Preferred Stock	(ad)(v)(y)	Media & Entertainment							13,868,322	—	—
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail							7,946,073	8.0	4.1
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services							4,938,192	4.9	9.0
Med-Metrix, Common Stock	(v)(y)	Software & Services							5,000,000	5.0	5.2
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services							6,978,924	7.0	7.6
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	SF	+	13.3%	PIK	0.0%		39,939	38.6	37.9
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services							42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services							30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services							49,406	20.2	45.4
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services							42,923	—	—
New Era Technology LLC, Common Stock	(i)(v)(y)	Software & Services							9,426	—	—
New Era Technology LLC, Preferred Stock	(i)(v)(y)	Software & Services							9,426	4.8	2.4
Nidda Healthcare Holding AG, Common Stock	(v)(w)(y)	Pharmaceuticals, Biotechnology & Life Sciences							2,760,074	3.2	3.2
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services							34,872	2.1	0.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)		Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services					371,992	$22.8	$18.3
One Call Care Management Inc, Preferred Stock B	(ac)(v)(y)(z)	Health Care Equipment & Services	9.0%	PIK			10,965,680	11.2	11.3
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products					30,000	3.0	2.0
Production Resource Group LLC, Common Stock	(ad)(v)(y)	Media & Entertainment					581,691	95.3	35.3
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy					837,780	3.1	2.2
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel					4,563	8.3	1.9
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services					5,521,128	5.5	10.1
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services					2,070,423	2.1	7.5
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services					8,301,000	0.7	0.5
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services					143,400	0.2	0.1
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services					42,731	7.1	3.1
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel					5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods					67,364,389	0.7	4.4
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods					1,272,105	1.3	8.3
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods					11,630	8.0	15.5
Total Equity/Other								1,064.2	998.3
TOTAL INVESTMENTS—232.6%								$13,377.9	12,269.4
LIABILITIES IN EXCESS OF OTHER ASSETS—(132.6%)									(6,995.4)
NET ASSETS—100%									$5,274.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at March 31, 2026	Unrealized Appreciation (Depreciation)
AUD	3/30/2028	JP Morgan Chase Bank	A$	0.7	Sold	$0.4	$0.4	$0.0
EUR	2/15/2028	JP Morgan Chase Bank	€	4.6	Sold	5.2	5.4	(0.2)
EUR	12/28/2029	JP Morgan Chase Bank	€	5.7	Sold	6.5	6.8	(0.3)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Bought	4.7	4.6	(0.1)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.3	4.6	(0.3)
GBP	8/28/2026	JP Morgan Chase Bank	£	4.8	Sold	6.0	6.3	(0.3)
GBP	8/28/2026	JP Morgan Chase Bank	£	8.6	Sold	10.8	11.4	(0.6)
GBP	9/14/2026	JP Morgan Chase Bank	£	21.7	Sold	28.9	28.5	0.4
GBP	9/14/2026	JP Morgan Chase Bank	£	27.8	Sold	37.1	36.6	0.5
GBP	9/14/2026	JP Morgan Chase Bank	£	13.5	Sold	18.0	17.8	0.2
GBP	12/31/2026	JP Morgan Chase Bank	£	1.0	Sold	1.3	1.3	0.0
GBP	12/31/2026	JP Morgan Chase Bank	£	27.3	Sold	36.4	35.8	0.6
GBP	6/21/2027	JP Morgan Chase Bank	£	6.2	Sold	8.3	8.1	0.2
GBP	2/15/2028	JP Morgan Chase Bank	£	8.6	Sold	11.1	11.2	(0.1)
GBP	3/30/2028	JP Morgan Chase Bank	£	3.5	Sold	4.6	4.6	0.0
GBP	3/29/2029	JP Morgan Chase Bank	£	8.0	Sold	10.6	10.4	0.2
SEK	6/21/2027	JP Morgan Chase Bank	SEK	27.0	Sold	2.6	2.9	(0.3)
SEK	2/15/2028	JP Morgan Chase Bank	SEK	54.8	Sold	5.3	5.9	(0.6)
SEK	6/30/2028	JP Morgan Chase Bank	SEK	251.7	Sold	27.6	27.1	0.5
SEK	6/30/2028	JP Morgan Chase Bank	SEK	58.5	Sold	6.3	6.3	0.0
SEK	12/28/2029	JP Morgan Chase Bank	SEK	57.3	Sold	5.7	6.2	(0.5)
Total						$241.7	$242.2	$(0.7)

Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.754%	ING Capital Markets LLC	8/15/2029	$200	$3	$—	$(5)
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.788%	ING Capital Markets LLC	8/15/2029	400	6	—	(10)
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.137%	ING Capital Markets LLC	1/15/2030	600	13	—	(14)
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.061%	ING Capital Markets LLC	1/15/2030	100	2	—	(3)
Interest Rate Swap	6.125% Notes due 2031	6.125%	SOFR + 2.748%	Royal Bank of Canada	1/15/2031	400	(1)	—	(4)
Total						$1,700	$23	$—	$(36)
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of March 31, 2026, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.08%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.36%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 2.19%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.85%, and the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.68%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
(e)Listed investments may be treated as debt for GAAP or tax purposes.
(f)Not used.
(g)Not used.
(h)Security held within CCT Holdings II LLC, a wholly-owned subsidiary of the Company.
(i)Security or portion thereof held within CCT Tokyo Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation (see Note 9).
(j)Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility.
(k)Security or portion thereof held within KKR - FSK CLO 3 LLC (see Note 9).
(l)Security or portion thereof held within KKR - FSK CLO 2 LLC (see Note 9).
(m)Not used.
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
(s)Not used.
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
(w)The investment, or a portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of March 31, 2026, 74.2% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of March 31, 2026.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person for the three months ended March 31, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC(4)	$86.0	$—	$(85.7)	$(93.8)	$93.5	$—	$—	$—	$—	$—
48Forty Solutions LLC(4)	2.9	—	(4.1)	(4.2)	5.4	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2025		Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Affordable Care Inc	$11.8		$—	$—	$—	$(2.6)	$9.2	$—	$—	$—	$—
Affordable Care Inc	54.2		—	—	—	(11.9)	42.3	—	—	—	—
Belk Inc	23.1		—	(2.7)	—	—	20.4	0.8	—	—	—
Other Senior Secured Debt
One Call Care Management Inc	28.3		0.1	—	—	4.4	32.8	—	0.7	—	—
Asset Based Finance
Accelerator Investments Aggregator LP, ABF Equity	0.6		—	—	—	—	0.6	—	—	—	—
Altavair AirFinance, ABF Equity	48.6	—	—	(11.6)	—	0.4	37.4	—	—	—	1.2
Bond Aviation Holdings LLC, ABF Equity	0.1		—	—	—	—	0.1	—	—	—	—
Bond Aviation Holdings LLC, Term Loan	0.7		—	—	—	—	0.7	—	—	—	—
Bond Aviation Holdings LLC, Term Loan	4.9		6.6	—	—	—	11.5	0.2	—	—	—
GreenSky Holdings LLC, ABF Equity	14.5		—	—	—	0.4	14.9	—	—	—	—
GreenSky Holdings LLC, ABF Equity	15.3		—	(1.8)	—	0.9	14.4	—	—	—	0.4
GreenSky Holdings LLC, Term Loan	36.7		—	(3.6)	—	—	33.1	—	0.8	—	—
Equity/Other
48Forty Solutions LLC, Common Stock(4)	—		—	—	—	—	—	—	—	—	—
Affordable Care Inc, Preferred Stock	72.3		—	—	—	(70.6)	1.7	—	—	—	—
athenahealth Inc, Preferred Stock	383.7		10.4	—	—	(5.3)	388.8	—	10.4	—	—
Belk Inc, Common Stock	37.1		—	—	—	(3.5)	33.6	—	—	—	—
One Call Care Management Inc, Preferred Stock A	17.5		—	—	—	0.8	18.3	—	—	—	—
One Call Care Management Inc, Common Stock	0.9		—	—	—	—	0.9	—	—	—	—
One Call Care Management Inc, Preferred Stock B	13.2		—	—	—	(1.9)	11.3	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	2.2		—	—	—	—	2.2	—	—	—	—
Total	$854.6		$17.1	$(109.5)	$(98.0)	$10.0	$674.2	$1.0	$11.9	$—	$1.6
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the three months ended March 31, 2026.
(4)The Company held this investment as of March 31, 2026 but it was not deemed to “control” the portfolio company as of March 31, 2026. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of March 31, 2026, the Company held investments in portfolio companies of which it is deemed to be an “affiliated person” and deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company was deemed to be an affiliated person and deemed to control for the three months ended March 31, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC(4)	$—	$15.8	$—	$—	$0.5	$16.3	$0.3	$—	$—	$—
48Forty Solutions LLC(4)	—	20.2	—	—	0.6	20.8	0.4	—	—	—
Alacrity Solutions Group LLC	10.7	0.1	(7.1)	0.1	(0.1)	3.7	—	0.1	—	—
Alacrity Solutions Group LLC	0.1	—	(0.1)	0.1	(0.1)	—	—	—	—	—
ATX Networks Corp	27.9	1.0	—	—	—	28.9	—	1.1	—	—
ATX Networks Corp	93.0	1.0	—	—	(21.5)	72.5	—	—	—	—
Gracent LLC	28.4	(0.1)	—	—	(1.5)	26.8	—	—	—	—
HM Dunn Co Inc	19.2	—	—	—	—	19.2	0.5	—	—	—
HM Dunn Co Inc	4.0	1.0	—	—	—	5.0	0.1	—	—	—
Kellermeyer Bergensons Services LLC	220.3	5.4	(0.5)	—	(0.2)	225.0	—	5.3	—	—
Kellermeyer Bergensons Services LLC	40.3	0.1	—	—	(27.3)	13.1	—	—	—	—
Lionbridge Technologies Inc	—	55.5	(5.6)	—	—	49.9	—	0.8	—	—
Lionbridge Technologies Inc	—	53.8	—	—	(27.9)	25.9	—	—	—	—
NCI Inc	30.7	—	(0.4)	—	0.1	30.4	0.5	—	—	—
Production Resource Group LLC	273.5	17.8	—	—	0.7	292.0	—	8.0	—	—
Wittur Holding GmbH	65.2	2.0	—	—	(1.3)	65.9	0.2	0.8	—	—
Wittur Holding GmbH	13.3	0.8	—	—	(0.7)	13.4	0.4	0.2	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	6.8	—	—	—	(0.3)	6.5	0.2	—	—	—
Quoizel, LLC	7.1	—	—	—	(0.3)	6.8	0.2	—	—	—
Subordinated Debt
Accuride Corp	6.4	0.1	—	—	(0.5)	6.0	—	0.1	—	—
Alacrity Solutions Group LLC	3.8	0.1	—	—	(0.6)	3.3	—	0.1	—	—
ATX Networks Corp	3.9	—	—	—	(3.9)	—	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	49.8	0.1	—	—	(3.5)	46.4	1.5	—	—	—
801 5th Ave, Seattle, ABF Equity	—	—	—	—	—	—	—	—	—	—
Abacus JV, ABF Equity	0.8	—	—	—	—	0.8	—	—	—	—
AOP SFR 1 LLC (FKA Avenue One PropCo), ABF Equity	6.3	0.2	—	—	(1.4)	5.1	—	—	—	—
AOP SFR 1 LLC (FKA Avenue One PropCo), Term Loan	34.7	0.6	—	—	—	35.3	—	0.6	—	—
Australis Maritime, Common Stock	1.2	—	—	—	0.2	1.4	—	—	—	—
Australis Maritime II, ABF Equity	23.3	—	—	—	0.3	23.6	—	—	—	—
Avida Holding AB, Common Stock	51.7	—	—	—	(4.2)	47.5	—	—	—	—
Avida Holding AB, Subordinated Bond	1.6	—	—	—	—	1.6	—	—	—	—
Capital Automotive LP, ABF Equity	23.0	—	(0.2)	—	0.9	23.7	—	—	—	0.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Capital Automotive LP, Structured Mezzanine	$18.7	$—	$(0.3)	$—	$(0.1)	$18.3	$0.5	$—	$—	$—
Galaxy Container, ABF Equity	0.2	—	—	—	—	0.2	—	—	—	—
Galaxy Container, Bond	—	0.2	—	—	—	0.2	—	—	—	—
Kilter Finance 2.0, Common Stock	—	4.0	—	—	—	4.0	—	—	—	—
Kilter Finance, Preferred Stock	88.4	0.8	—	—	—	89.2	1.9	0.8	—	—
Kilter Finance, ABF Equity	3.0	—	—	—	(0.3)	2.7	—	—	—	—
Kilter Finance, Common Stock	—	—	—	—	—	—	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	115.7	—	—	—	0.3	116.0	—	—	—	3.1
KKR Central Park Leasing Aggregator L.P., Partnership Interest	27.0	—	—	—	—	27.0	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	0.1	—	—	—	—	0.1	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	2.0	—	(0.2)	—	(0.1)	1.7	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	1.0	—	—	—	(0.8)	0.2	—	—	—	1.2
KSC I Aircraft LP, ABF Equity	5.8	4.3	—	—	—	10.1	—	—	—	—
My Community Homes PropCo 2, ABF Equity	11.8	—	—	—	(9.7)	2.1	—	—	—	—
My Community Homes PropCo 2, Term Loan	69.4	1.3	—	—	—	70.7	—	1.3	—	—
My Community Homes PropCo 2, Term Loan	4.2	0.1	—	—	—	4.3	—	0.1	—	—
My Community Homes PropCo 2, Term Loan	22.3	0.4	—	—	—	22.7	—	0.4	—	—
Prime St LLC, ABF Equity	—	—	—	—	—	—	—	—	—	—
Prime St LLC, Structured Mezzanine	23.7	—	—	—	(1.5)	22.2	0.9	—	—	—
Roemanu LLC, ABF Equity	197.2	—	—	—	0.1	197.3	—	—	—	—
Sallie Mae Levered, ABF Equity	1.1	1.4	(0.4)	—	0.1	2.2	—	—	—	—
Sallie Mae Levered, Bond	4.3	—	—	—	—	4.3	0.1	—	—	—
Sallie Mae Levered, Term Loan	0.1	0.2	—	—	—	0.3	—	—	—	—
Sallie Mae Levered, Bond	—	4.3	—	—	—	4.3	0.1	—	—	—
Sallie Mae Levered, Bond	—	1.2	—	—	—	1.2	—	—	—	—
Sallie Mae Levered, Bond	—	0.6	—	—	—	0.6	—	—	—	—
TDC LLP, Preferred Equity	12.5	3.6	—	—	(0.4)	15.7	0.4	—	—	—
TDC LLP, ABF Equity	—	—	—	—	—	—	—	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,967.9	—	(189.0)	(28.8)	(43.4)	1,706.7	—	—	—	62.7
Equity/Other
48Forty Solutions LLC, Preferred Stock	—	55.6	—	—	(10.1)	45.5	—	—	—	—
48Forty Solutions LLC, Common Stock(4)	—	0.5	—	—	(0.5)	—	—	—	—	—
Accuride Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Accuride Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Preferred Equity	0.7	—	—	—	(0.6)	0.1	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of March 31, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at March 31, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
ATX Networks Corp, Common Stock	$—	$—	$—	$(9.9)	$9.9	$—	$—	$—	$—	$—
ATX Networks Corp, Class B-1 Common Stock	—	—	—	(5.0)	5.0	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	—	—	(4.0)	4.0	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	11.1	—	—	—	(0.6)	10.5	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	—	—	—	(8.2)	8.2	—	—	—	—	—
HM Dunn Co Inc, Preferred Equity	15.6	0.5	—	—	1.9	18.0	—	0.6	—	—
HM Dunn Co Inc, Common Stock	0.4	—	—	—	1.2	1.6	—	—	—	—
JW Aluminum Co, Preferred Stock	170.4	—	—	—	34.2	204.6	—	—	—	—
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Lionbridge Technologies Inc, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Lionbridge Technologies Inc, Common Equity	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	38.7	—	—	—	6.7	45.4	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	2.7	—	—	—	(0.8)	1.9	—	—	—	—
Production Resource Group LLC, Common Stock	95.3	—	—	—	(60.0)	35.3	—	—	—	—
Quorum Health Corp, Trade Claim	0.5	—	—	—	—	0.5	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	10.0	—	—	—	0.1	10.1	—	—	—	—
Quorum Health Corp, Private Equity	7.4	—	—	—	0.1	7.5	—	—	—	—
Wittur Holding GmbH, Common Stock	14.2	—	—	—	1.3	15.5	—	—	—	—
Total	$3,990.5	$254.5	$(203.8)	$(55.7)	$(147.8)	$3,837.7	$8.2	$20.3	$—	$67.3
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the three months ended March 31, 2026.
(4)The Company held this investment as of December 31, 2025 but it was not deemed to be in “control” of the portfolio company as of December 31, 2025. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—128.6%
3Pillar Global Inc	(v)	Software & Services	SF	+	6.0%			0.8%	11/2026		$3.2	$3.2	$3.1
3Pillar Global Inc	(i)(v)	Software & Services	SF	+	6.0%			0.8%	11/2027		122.2	121.8	117.6
3Pillar Global Inc	(x)	Software & Services	SF	+	6.0%			0.8%	11/2026		6.0	6.0	5.7
48Forty Solutions LLC	(ac)(v)(y)(z)	Commercial & Professional Services	SF	+	6.0%	(3.5% PIK	/ 3.5% PIK)	1.0%	11/2029		180.2	179.5	86.0
48Forty Solutions LLC	(ac)(v)(y)(z)	Commercial & Professional Services	SF	+	6.0%			1.0%	11/2029		8.5	8.3	4.0
48Forty Solutions LLC	(ac)(x)(y)(z)	Commercial & Professional Services	SF	+	6.0%			1.0%	11/2029		2.1	2.1	1.0
Aareon AG	(v)(w)	Software & Services	E	+	4.5%	(0.0% PIK	/ 1.8% PIK)	0.0%	10/2031		€3.5	3.9	4.2
Aareon AG	(w)(x)	Software & Services	E	+	4.5%	(0.0% PIK	/ 1.8% PIK)	0.0%	10/2031		10.1	11.3	11.4
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		$0.5	0.5	0.5
Advanced Dermatology & Cosmetic Surgery	(k)(l)(t)(v)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2027		44.9	44.3	44.9
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF	+	6.3%			1.0%	05/2026		3.1	3.1	3.1
Advania Sverige AB	(aa)(v)(w)	Software & Services	E	+	4.3%			0.0%	05/2031		€5.0	5.4	5.9
Advania Sverige AB	(v)(w)	Software & Services	SA	+	5.0%			0.0%	06/2031		£51.4	65.0	69.1
Advania Sverige AB	(v)(w)	Software & Services	SR	+	5.0%			0.0%	06/2031	SEK	161.1	14.9	17.5
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		$12.7	12.7	11.8
Affordable Care Inc	(ac)(l)(v)	Health Care Equipment & Services	SF	+	6.0%	(3.3% PIK	/ 3.3% PIK)	0.8%	08/2028		58.1	58.1	54.2
Affordable Care Inc	(ac)(x)	Health Care Equipment & Services	SF	+	5.5%	(0.0% PIK	/ 3.3% PIK)	0.8%	08/2027		0.1	0.1	0.1
AGS Health LLC	(k)(v)	Software & Services	SF	+	4.5%			0.5%	08/2032		17.3	17.3	17.3
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.0	6.0	6.0
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		2.1	2.1	2.1
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	5.3%			1.0%	02/2030		0.1	—	0.1
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	6.3%	(5.3% PIK	/ 5.3% PIK)	1.0%	02/2030		10.7	10.6	10.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		1.7	1.7	1.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		2.3	2.3	2.3
A-Lign Assurance LLC	(k)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2032		11.0	10.9	10.9
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2032		3.2	3.2	3.2
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.5%			0.8%	08/2032		1.5	1.5	1.5
Alpha Financial Markets Consulting PLC	(v)(w)	Commercial & Professional Services	SA	+	4.8%			0.0%	08/2031		£2.6	3.5	3.5
Alpha Financial Markets Consulting PLC	(w)(x)	Commercial & Professional Services	SA	+	4.8%			0.0%	08/2031		1.8	2.3	2.3
American Vision Partners	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		$3.1	3.1	3.1
American Vision Partners	(i)(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2027		89.5	89.3	89.5
American Vision Partners	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		4.7	4.7	4.7
Amerivet Partners Management Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028		67.0	66.8	65.6
Amerivet Partners Management Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028		8.4	8.4	8.2
Apex Group Limited	(aa)(v)(w)	Financial Services	SF	+	3.5%			0.0%	02/2032		2.4	2.4	2.3
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029		1.3	1.3	1.3
Apex Service Partners LLC	(k)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		31.0	31.0	31.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Apex Service Partners LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030	$92.7	$92.0	$93.7
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029	3.8	3.8	3.8
Arcfield Acquisition Corp	(x)	Capital Goods	SF	+	5.0%			0.5%	10/2031	6.0	6.0	6.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	(k)(l)(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/2031	52.5	52.2	52.5
Arcwood Environmental (fka Heritage Environmental Services Inc)	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031	16.7	16.7	16.7
Arcwood Environmental (fka Heritage Environmental Services Inc)	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/2030	8.0	8.0	8.0
Area Wide Protective Inc	(k)(v)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/2030	14.3	14.2	14.3
Area Wide Protective Inc	(x)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/2030	12.1	12.1	12.1
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	6.0%	PIK		1.0%	09/2026	27.9	27.9	27.9
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2026	93.9	93.6	93.0
Avetta LLC	(l)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	8.4	8.3	8.4
Avetta LLC	(x)	Software & Services	SF	+	4.2%			0.5%	07/2030	1.8	1.8	1.8
Avetta LLC	(x)	Software & Services	SF	+	4.3%			0.5%	07/2030	0.8	0.8	0.8
Avetta LLC	(x)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	3.7	3.7	3.7
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/2031	£50.2	64.0	66.8
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031	€4.7	5.0	5.4
BDO USA PA	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/2028	$27.8	27.4	27.8
BDO USA PA	(v)	Commercial & Professional Services	SF	+	4.5%			2.0%	08/2028	1.4	1.4	1.4
Belk Inc	(ac)(v)	Consumer Discretionary Distribution & Retail			15.0%				07/2029	22.8	22.8	23.1
BGB Group LLC	(v)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	26.0	26.0	26.0
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	3.2	3.2	3.2
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	4.8	4.8	4.8
Bonterra LLC	(k)(l)(p)(t)(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	134.3	133.8	134.3
Bonterra LLC	(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	2.5	2.5	2.5
Bonterra LLC	(x)	Software & Services	SF	+	4.8%			0.8%	03/2032	14.4	14.4	14.4
Cadence Education LLC	(v)	Consumer Services	SF	+	5.0%			0.8%	05/2031	10.3	10.3	10.3
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2030	8.5	8.5	8.5
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2031	4.0	4.0	4.0
Cambrex Corp	(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/2032	30.8	30.7	31.1
Cambrex Corp	(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/2032	0.5	0.5	0.5
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/2032	7.8	7.8	7.8
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/2032	9.4	9.4	9.5
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	5.6	5.6	5.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Carrier Fire Protection	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	$0.8	$0.8	$0.8
Carrier Fire Protection	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	10.1	10.1	10.2
Carrier Fire Protection	(v)	Commercial & Professional Services	E	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	€2.4	2.6	2.8
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	$1.8	1.8	1.8
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	2.1	2.1	2.1
Circana Group (f.k.a. NPD Group)	(k)(l)(v)	Consumer Services	SF	+	4.3%			0.8%	12/2029	17.3	17.3	17.5
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF	+	4.5%			0.8%	12/2028	4.3	4.3	4.3
Civica Group Ltd	(v)(w)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	£3.5	4.4	4.6
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	4.0	5.1	5.1
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 5.5% PIK)	0.0%	08/2030	3.6	4.4	4.5
Clarience Technologies LLC	(k)(l)(p)(t)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	$86.5	86.5	86.8
Clarience Technologies LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	02/2032	2.6	2.6	2.6
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	02/2031	12.4	12.4	12.4
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	27.5	27.5	27.6
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	02/2032	1.9	1.9	1.9
CLEAResult Consulting Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	18.0	17.8	18.2
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	4.5	4.5	4.6
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/2031	3.0	3.0	3.0
ClubCorp Club Operations Inc	(k)(v)	Consumer Services	SF	+	5.0%			1.0%	07/2032	18.0	17.9	18.1
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2031	5.7	5.7	5.7
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2032	3.4	3.4	3.4
Com Laude Group Ltd	(ab)(v)(w)	Software & Services	SF	+	5.0%			0.8%	12/2032	16.0	15.9	15.9
Com Laude Group Ltd	(ab)(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	3.1	3.1	3.1
Com Laude Group Ltd	(ab)(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	1.3	1.3	1.3
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.3%			0.8%	12/2032	3.0	3.0	3.0
Community Brands Inc	(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	0.3	0.3	0.3
Community Brands Inc	(k)(t)(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	43.7	43.4	44.1
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	4.1	4.1	4.1
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	7.1	7.1	7.1
Consilium Safety Group AB	(w)(x)	Capital Goods	E	+	5.5%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031	€9.8	10.5	10.6
Corsearch Intermediate Inc	(l)(v)	Software & Services	SF	+	5.5%			1.0%	04/2028	$30.1	29.2	29.5
CSafe Global	(p)(t)(v)	Transportation	SF	+	5.8%			0.8%	12/2028	86.8	86.7	86.8
CSafe Global	(v)	Transportation	SA	+	5.8%			0.8%	12/2028	£15.3	19.5	20.5
CSafe Global	(v)	Transportation	SF	+	5.8%			0.8%	03/2029	$2.3	2.3	2.3
CSafe Global	(x)	Transportation	SF	+	5.8%			0.8%	03/2029	9.2	9.2	9.2
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	04/2032	3.2	3.2	3.1
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%			0.0%	04/2032	4.7	4.7	4.7
Dedalus Finance GmbH	(aa)(v)(w)	Software & Services	E	+	3.8%			0.0%	05/2030	€1.0	1.1	1.2
Dental Care Alliance Inc	(l)(v)(y)(z)	Health Care Equipment & Services	SF	+	8.4%			0.8%	04/2028	$74.0	72.4	63.7
Dental Care Alliance Inc	(l)(v)(y)(z)	Health Care Equipment & Services	SF	+	6.4%			0.8%	04/2028	34.5	34.5	29.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Dental365 LLC	(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/2028		$0.5	$0.5	$0.5
Dental365 LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		24.4	24.4	24.4
Dental365 LLC	(k)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		13.6	13.6	13.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/2028		4.6	4.6	4.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		3.6	3.6	3.6
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	12/2029		0.4	0.4	0.4
DOXA Insurance Holdings LLC	(k)(l)(v)	Insurance	SF	+	4.5%			0.8%	12/2030		33.2	33.1	33.2
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	12/2029		2.9	2.9	2.9
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	12/2030		18.8	18.8	18.8
DuBois Chemicals Inc	(k)(l)(t)(v)	Materials	SF	+	5.0%			0.8%	06/2031		49.8	49.6	50.1
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		4.3	4.3	4.3
Eagle Railcar Services Roscoe Inc	(l)	Transportation	SF	+	4.5%			0.5%	06/2032		8.4	8.3	8.4
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			0.5%	06/2032		10.8	10.8	10.8
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			1.0%	06/2032		12.0	12.0	12.1
Envirotainer Ltd	(w)(x)	Transportation	E	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.0%	07/2029		€2.7	2.8	2.8
Excelitas Technologies Corp	(l)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		$1.9	1.9	1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2028		2.4	2.4	2.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		22.6	22.6	22.6
Flexera Software LLC	(k)(p)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		59.8	59.7	59.7
Flexera Software LLC	(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		1.7	1.7	1.7
Flexera Software LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.5	6.5	6.5
Follett Software Co	(k)(t)(v)	Software & Services	SF	+	4.5%			0.5%	08/2031		18.8	18.7	19.0
Follett Software Co	(x)	Software & Services	SF	+	4.5%			0.5%	08/2030		5.6	5.6	5.6
Fortnox AB	(w)(x)	Software & Services	SR	+	4.8%	(0.0% PIK	/ 2.6% PIK)	0.0%	06/2032	SEK	85.7	9.0	8.8
Foundation Consumer Brands LLC	(k)(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		$73.9	72.9	73.9
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		7.7	7.7	7.7
Foundation Risk Partners Corp	(v)	Insurance	SF	+	4.8%			0.8%	10/2029		3.0	2.9	3.0
Foundation Risk Partners Corp	(k)(l)(v)	Insurance	SF	+	4.8%			0.8%	10/2030		93.5	92.9	93.5
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2029		8.9	8.9	8.9
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2030		6.6	6.6	6.6
Frontline Road Safety LLC	(l)(v)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/2032		46.7	46.5	46.9
Frontline Road Safety LLC	(v)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/2032		58.8	58.6	59.0
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%			0.0%	03/2032		15.7	15.7	15.7
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%				03/2032		14.3	14.3	14.3
Fullsteam Holdings LLC	(k)(v)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		33.2	32.9	32.9
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		11.1	11.0	11.0
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%			0.8%	08/2031		3.7	3.7	3.7
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	6.3%			1.0%	05/2028		123.1	123.1	121.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028	$65.9	$65.9	$64.4
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.8%			1.0%	05/2028	40.0	39.5	39.2
Galaxy Universal LLC	(x)	Consumer Durables & Apparel	SF	+	5.8%			1.0%	05/2028	11.4	11.4	11.2
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	09/2028	2.3	2.2	2.3
Galway Partners Holdings LLC	(k)(l)(p)(t)(v)	Insurance	SF	+	4.5%			0.8%	09/2028	77.9	77.2	77.9
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028	10.7	10.7	10.7
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028	6.7	6.7	6.7
General Datatech LP	(k)(l)(t)(v)	Software & Services	SF	+	6.0%			1.0%	06/2027	109.6	109.3	109.6
Gigamon Inc	(v)	Software & Services	SF	+	5.8%			0.8%	03/2028	3.7	3.7	3.7
Gigamon Inc	(i)(v)	Software & Services	SF	+	5.8%			0.8%	03/2029	103.9	103.4	101.9
Gigamon Inc	(x)	Software & Services	SF	+	5.8%			0.8%	03/2028	5.6	5.6	5.5
Gracent LLC	(ad)(v)(y)(z)	Health Care Equipment & Services			12.0%	PIK			02/2027	36.0	34.2	28.4
Granicus Inc	(l)(v)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	16.5	16.5	16.5
Granicus Inc	(l)(v)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	5.6	5.5	5.6
Granicus Inc	(x)	Software & Services	SF	+	5.3%			0.8%	01/2031	2.3	2.3	2.3
Granicus Inc	(x)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	0.5	0.5	0.5
Hargreaves Lansdown Ltd	(v)(w)	Financial Services	SA	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/2032	£21.7	27.6	29.1
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	6.0%			1.0%	12/2026	$69.5	67.9	67.9
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	6.0%			1.0%	12/2026	14.4	14.3	14.1
Heniff Transportation Systems LLC	(l)(v)	Transportation	SF	+	6.5%			1.0%	12/2026	12.6	12.4	12.4
Heniff Transportation Systems LLC	(x)	Transportation	SF	+	6.0%			1.0%	12/2026	3.4	3.4	3.3
Hibu Inc	(l)(p)(t)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	105.9	104.3	105.9
Hibu Inc	(k)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	18.7	18.6	18.9
Hibu Inc	(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	16.5	16.5	16.8
Higginbotham Insurance Agency Inc	(ab)(v)	Insurance	SF	+	4.5%			1.0%	06/2031	6.0	6.0	6.0
Higginbotham Insurance Agency Inc	(ab)(x)	Insurance	SF	+	4.5%			1.0%	06/2031	1.0	1.0	1.0
Highgate Hotels Inc	(k)(l)(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029	33.3	33.1	33.3
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029	4.2	4.2	4.2
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029	3.9	3.9	4.0
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	19.2	19.2	19.2
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	4.0	4.0	4.0
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	6.0	6.0	6.0
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.8	0.8	0.8
Homrich & Berg Inc	(k)(v)	Financial Services	SF	+	4.8%			0.8%	11/2031	6.3	6.3	6.3
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.7	0.7	0.7
Horizon CTS Buyer LLC	(k)(l)(t)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	86.6	86.3	86.5
Horizon CTS Buyer LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	03/2032	3.2	3.2	3.2
Horizon CTS Buyer LLC	(p)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032	5.4	5.4	5.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2032		$15.2	$15.2	$15.1
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		2.2	2.2	2.2
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	5.8%	(1.0% PIK	/ 1.0% PIK)	0.0%	09/2028		€75.1	89.6	87.1
Industry City TI Lessor LP	(s)(v)	Consumer Services			13.4%	(7.8% PIK	/ 7.8% PIK)		06/2026		$9.7	9.7	9.9
Inhabit IQ	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/2032		3.6	3.6	3.6
Inhabit IQ	(x)	Software & Services	SF	+	4.5%			0.8%	01/2032		2.2	2.2	2.3
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	4.8%	(0.0% PIK	/ 1.8% PIK)		11/2031	A$	3.9	2.5	2.6
Insight Global LLC	(i)(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		$62.4	62.1	62.4
Insight Global LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		36.6	36.6	36.6
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			0.8%	05/2028		2.8	2.8	2.8
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		2.0	2.0	2.0
Insightsoftware.Com Inc	(k)(l)(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		41.1	41.1	41.1
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			0.8%	05/2028		25.8	25.8	25.8
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			1.0%	05/2028		3.4	3.4	3.4
Integrity Marketing Group LLC	(k)(l)(v)	Insurance	SF	+	5.0%			0.8%	08/2028		98.5	98.5	98.5
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028		0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028		0.7	0.7	0.7
J S Held LLC	(k)(l)(p)(v)	Insurance	SF	+	4.8%			1.0%	06/2028		82.7	82.4	82.8
J S Held LLC	(v)	Insurance	SF	+	4.8%			1.0%	06/2028		9.2	9.2	9.2
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028		6.9	6.9	6.9
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028		10.8	10.8	10.8
Jeppesen Holdings LLC	(w)(x)	Software & Services	SF	+	4.8%			0.5%	10/2032		2.4	2.4	2.4
Kellermeyer Bergensons Services LLC	(ad)(s)(v)	Commercial & Professional Services	SF	+	5.3%	PIK		1.0%	11/2028		220.3	217.1	220.3
Kellermeyer Bergensons Services LLC	(ad)(s)(v)(y)(z)	Commercial & Professional Services	SF	+	8.0%	PIK		1.0%	11/2028		101.8	94.1	40.3
Keystone Agency Partners LLC	(k)(v)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/2032		33.3	33.1	33.1
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/2032		8.5	8.5	8.5
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.5%			0.8%	08/2032		3.8	3.8	3.8
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030		€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030		0.5	0.6	0.5
Lazer Logistics Inc	(v)	Transportation	SF	+	4.8%			0.8%	05/2030		$1.7	1.6	1.7
Lazer Logistics Inc	(k)(l)(v)	Transportation	SF	+	4.8%			0.8%	05/2030		23.9	23.8	24.1
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2029		1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2030		2.3	2.3	2.4
Learning Experience Corp/The	(t)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032		15.9	15.8	16.0
Learning Experience Corp/The	(x)	Consumer Services	SF	+	4.8%			0.8%	07/2032		3.5	3.5	3.5
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030		4.5	4.5	4.5
Legends Hospitality LLC	(p)(t)(v)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031		78.2	77.5	78.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	$9.3	$9.3	$9.3
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031	1.2	1.2	1.2
Lionbridge Technologies Inc	(i)(s)(v)(y)(z)	Media & Entertainment	SF	+	7.0%			1.0%	04/2026	93.0	92.7	79.0
Lipari Foods LLC	(i)(v)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/2028	98.3	97.6	95.5
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.0%	12/2028	£15.0	20.0	20.2
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028	5.6	7.1	7.5
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028	4.4	5.6	5.6
Magna Legal Services LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029	$35.4	35.2	35.4
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2028	2.2	2.2	2.2
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.6	0.6	0.6
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031	5.0	5.0	5.1
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	2.7	2.7	2.7
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031	4.3	4.3	4.4
MB2 Dental Solutions LLC	(k)(l)(p)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	153.5	152.6	155.0
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	1.9	1.9	1.9
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	23.2	23.2	23.4
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	8.8	8.8	8.8
Medallia Inc	(v)	Software & Services	SF	+	6.5%	(4.0% PIK	/ 4.0% PIK)	0.8%	10/2028	234.6	233.3	184.7
Med-Metrix	(k)(p)(t)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	77.8	77.5	78.0
Med-Metrix	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	37.2	37.2	37.3
Med-Metrix	(x)	Software & Services	SF	+	4.8%			0.8%	07/2032	34.1	34.1	34.1
Mercer Advisors Inc	(k)(v)	Financial Services	SF	+	4.5%			0.8%	10/2030	42.8	42.8	42.8
Mercer Advisors Inc	(x)	Financial Services	SF	+	4.5%			0.8%	10/2030	4.5	4.5	4.5
Model N Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	29.5	29.4	29.8
Model N Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	6.1	6.1	6.2
Model N Inc	(x)	Software & Services	SF	+	4.8%			0.8%	06/2031	3.2	3.2	3.2
NAVEX Global Inc	(k)(v)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/2032	14.7	14.6	14.6
NAVEX Global Inc	(x)	Software & Services	SA	+	5.0%			0.8%	10/2031	0.3	0.3	0.3
NAVEX Global Inc	(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/2032	6.7	6.7	6.7
NBG Home	(v)(y)	Consumer Durables & Apparel							03/2026	10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF	+	10.0%	PIK		1.0%	03/2026	32.7	30.7	3.6
NCI Inc	(ad)(v)	Software & Services	SF	+	7.5%	(0.0% PIK	/ 7.5% PIK)	1.0%	08/2028	30.7	30.9	30.7
NeoGov Newt Holdco Inc	(p)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032	20.1	20.0	20.0
NeoGov Newt Holdco Inc	(x)	Software & Services	SA	+	4.5%			0.5%	09/2032	1.1	1.1	1.1
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	2.4	2.4	2.4
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032	4.9	4.9	4.8
Net Documents	(v)	Software & Services	SF	+	4.5%			1.0%	07/2029	0.8	0.8	0.8
Net Documents	(k)(l)(v)	Software & Services	SF	+	4.8%			1.0%	07/2029	32.6	32.5	32.6
Net Documents	(x)	Software & Services	SF	+	4.5%			1.0%	07/2029	3.6	3.6	3.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Netsmart Technologies Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/2031		$60.3	$60.1	$60.3
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/2031		6.2	6.2	6.2
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/2031		6.3	6.3	6.3
New Era Technology Inc	(v)	Software & Services	SF	+	6.3%	PIK		0.0%	06/2030		10.4	10.4	10.4
New Era Technology Inc	(v)	Software & Services	SF	+	6.3%	(0.0% PIK	/ 6.3% PIK)	0.0%	06/2030		2.3	2.3	2.3
New Era Technology Inc	(x)	Software & Services	SF	+	6.3%	(0.0% PIK	/ 6.3% PIK)	0.0%	06/2030		2.3	2.3	2.3
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.4%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031	SEK	227.1	21.0	24.6
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E	+	5.3%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031		€15.3	16.0	17.9
OEConnection LLC	(k)(l)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032		$23.2	23.2	23.4
OEConnection LLC	(x)	Software & Services	SF	+	4.5%			0.8%	11/2032		0.6	0.6	0.6
OEConnection LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/2032		2.4	2.4	2.4
OEConnection LLC	(x)	Software & Services	SF	+	4.5%			0.5%	12/2032		6.4	6.4	6.4
OEConnection LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032		6.3	6.3	6.3
Orion Services Group	(x)	Capital Goods	C	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.7%	11/2032		4.0	4.0	4.0
Oxford Global Resources LLC	(k)(l)(p)(t)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		91.9	91.6	91.9
Oxford Global Resources LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		8.3	8.3	8.4
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		3.6	3.6	3.6
PartsSource Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028		82.4	82.0	82.4
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		0.7	0.7	0.7
PCI Pharma Services	(k)(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		41.7	41.5	41.8
PCI Pharma Services	(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		0.7	0.7	0.7
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		26.0	25.8	26.0
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		2.0	2.0	2.0
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		11.7	11.7	11.7
Pike Corp	(p)(t)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032	30.6		30.6	30.6
Pike Corp	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032	6.7		6.6	6.6
Pike Corp	(x)	Capital Goods	SF	+	4.5%			0.8%	12/2032		4.4	4.4	4.4
Premise Health Holding Corp	(v)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032		5.5	5.4	5.4
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2031		0.5	0.5	0.5
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032		2.3	2.3	2.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	PIK		1.0%	10/2030		265.4	263.9	273.5
PROS Holdings Inc	(t)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/2032		10.9	10.9	10.9
PROS Holdings Inc	(x)	Software & Services	SF	+	4.8%			0.0%	12/2032		1.3	1.3	1.3
PSC Group	(v)	Transportation	SF	+	5.3%			0.8%	04/2030		1.0	1.0	1.0
PSC Group	(k)(l)(v)	Transportation	SF	+	5.3%			0.8%	04/2031		17.5	17.4	17.6
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2030		1.4	1.4	1.4
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2031		1.5	1.5	1.6
PSKW LLC (dba ConnectiveRx)	(k)(l)(p)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/2028		101.3	101.3	101.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Radwell International LLC	(i)(k)(p)(v)	Capital Goods	SF	+	5.5%			0.8%	04/2029	$125.3	$125.3	$126.7
Radwell International LLC	(v)	Capital Goods	SF	+	5.5%			0.8%	04/2029	1.2	1.2	1.2
Radwell International LLC	(x)	Capital Goods	SF	+	5.5%			0.8%	04/2029	5.8	5.8	5.8
Railpros Inc	(k)(v)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	2.6	2.6	2.6
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.8	0.8	0.8
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.4	0.4	0.4
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF	+	6.3%			0.0%	02/2028	43.3	42.8	43.3
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 8.3% PIK)	0.0%	02/2028	48.6	36.6	11.1
Resa Power LLC	(k)(t)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	67.2	66.9	67.6
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	12.2	12.2	12.3
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/2032	8.6	8.6	8.6
Revere Superior Holdings Inc	(l)(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	42.2	41.7	42.2
Revere Superior Holdings Inc	(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	0.5	0.5	0.5
Revere Superior Holdings Inc	(x)	Software & Services	SF	+	5.0%			1.0%	10/2029	3.3	3.3	3.3
Rialto Capital Management LLC	(k)(l)(v)	Financial Services	SF	+	5.0%			0.8%	12/2030	20.1	20.0	20.3
Rialto Capital Management LLC	(x)	Financial Services	SF	+	5.0%			0.8%	12/2030	1.0	1.0	1.0
Rockefeller Capital Management LP	(v)	Financial Services	SF	+	4.5%			0.5%	12/2032	24.6	24.5	24.5
Rockefeller Capital Management LP	(x)	Financial Services	SF	+	4.5%			0.5%	12/2032	8.8	8.8	8.7
Safe-Guard Products International LLC	(k)(l)(t)(v)	Financial Services	SF	+	4.8%			0.8%	04/2030	40.3	40.0	40.7
Safe-Guard Products International LLC	(x)	Financial Services	SF	+	4.8%			0.8%	04/2030	8.8	8.8	8.8
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	4.7	4.7	4.7
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.0	0.0	0.0
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.6	0.6	0.6
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	0.9	0.9	0.9
Service Express Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	32.7	32.6	33.0
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	61.9	61.9	61.9
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	1.2	1.2	1.2
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	0.1	0.1	0.1
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	10.7	10.7	10.7
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	12.3	12.3	12.3
Service Logic LLC	(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/2032	28.9	28.8	28.8
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/2032	8.0	8.0	7.9
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/2032	4.0	4.0	4.0
Shaw Development LLC	(v)	Capital Goods	SF	+	6.0%			0.5%	10/2029	28.3	28.1	27.9
Source Code LLC	(l)(p)(t)(v)	Software & Services	SF	+	6.5%			1.0%	07/2027	52.5	52.1	52.5
Sphera Solutions Inc	(k)	Software & Services	SF	+	4.5%			0.5%	09/2032	7.7	7.7	7.7
Sphera Solutions Inc	(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	0.8	0.8	0.8
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	6.4	6.4	6.4
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	3.4	3.4	3.4
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	20.0	20.0	20.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Spins LLC	(k)(t)(v)	Software & Services	SF	+	4.8%			1.0%	01/2029	$32.4	$32.4	$32.4
Spins LLC	(x)	Software & Services	SF	+	4.8%			1.0%	01/2029	3.2	3.2	3.2
Spotless Brands LLC	(k)(l)(v)	Consumer Services	SF	+	5.8%			1.0%	07/2028	30.5	30.2	30.8
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.5%			1.0%	07/2028	35.6	35.6	35.8
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.0%			1.0%	07/2028	0.9	0.9	0.9
Spotless Brands LLC	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2028	5.3	5.3	5.3
STV Group Inc	(k)(v)	Capital Goods	SF	+	4.8%			0.8%	03/2031	9.8	9.7	9.8
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2030	8.3	8.3	8.3
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2031	11.9	11.9	11.9
Summit Interconnect Inc	(t)(v)	Capital Goods	SF	+	6.0%			1.0%	09/2028	132.2	131.6	123.1
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	1.1	1.1	1.1
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	15.5	15.1	15.5
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%	PIK		1.0%	06/2027	33.1	33.1	33.1
Sweeping Corp of America LLC	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	4.5	4.5	4.5
Tangoe LLC	(s)(v)	Software & Services	SF	+	6.7%	(1.7% PIK	/ 1.7% PIK)	1.0%	06/2026	168.1	167.3	151.4
Tangoe LLC	(s)(v)(y)(z)	Software & Services			12.5%	PIK			06/2026	23.5	8.9	—
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	45.7	45.3	36.9
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	8.6	8.6	6.9
Time Manufacturing Co	(v)	Capital Goods	E	+	6.5%			0.8%	12/2027	€13.8	14.6	13.1
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027	$1.3	1.3	1.0
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027	14.0	14.0	11.3
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/2032	33.2	32.9	32.9
Turnpoint Services Inc	(v)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	0.6	0.6	0.6
Turnpoint Services Inc	(l)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	8.4	8.3	8.3
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	0.9	0.9	0.9
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	2.5	2.5	2.5
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	SF	+	3.8%			0.5%	08/2029	1.7	1.7	1.7
USIC Holdings Inc	(k)(l)(p)(t)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	122.0	121.5	124.5
USIC Holdings Inc	(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	7.1	7.1	7.1
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	3.0	3.0	3.1
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	8.1	8.1	8.1
Veriforce LLC	(v)(w)	Software & Services	SF	+	4.8%			0.8%	11/2031	2.6	2.6	2.6
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.8%			0.8%	11/2031	2.1	2.1	2.1
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.8%			0.8%	11/2031	3.7	3.7	3.7
Vermont Information Processing Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	8.3	8.3	8.4
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	9.6	9.6	9.6
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%			0.5%	01/2032	$2.9	2.9	2.9
Version1 Software Ltd	(v)(w)	Software & Services	E	+	4.9%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029	€2.0	1.9	2.3
Version1 Software Ltd	(w)(x)	Software & Services	E	+	4.9%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029	11.7	13.0	13.2
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029	$67.2	66.8	67.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		$0.8	$0.8	$0.8
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/2029		8.3	8.3	8.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		13.4	13.3	13.4
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		5.9	5.9	5.9
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		20.8	20.8	20.8
Vitu	(k)(t)(v)	Software & Services	SF	+	4.5%			0.8%	01/2032		27.4	27.3	27.6
Vitu	(x)	Software & Services	SF	+	4.5%			0.8%	01/2031		9.1	9.1	9.1
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(i)(t)(v)	Household & Personal Products	SF	+	6.3%			1.0%	11/2027		103.7	102.3	103.7
Waste Services Group Pty Ltd	(v)(w)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	A$	3.9	2.1	2.6
Waste Services Group Pty Ltd	(w)(x)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032		7.4	4.8	4.8
Wealth Enhancement Group LLC	(v)	Financial Services	SF	+	4.5%			1.0%	10/2028		$0.0	0.0	0.0
Wealth Enhancement Group LLC	(k)(v)	Financial Services	SF	+	4.5%			1.0%	10/2028		9.5	9.5	9.5
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.5%			1.0%	10/2028		2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.5%			1.0%	10/2028		13.9	13.9	13.9
Wedgewood Weddings	(k)	Consumer Services	SF	+	4.5%			0.8%	06/2032		7.7	7.7	7.7
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.5%			0.8%	06/2032		5.8	5.8	5.8
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.5%			0.8%	06/2032		5.8	5.8	5.8
West Star Aviation Inc	(k)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		28.3	28.2	28.4
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%			0.8%	05/2032		1.8	1.8	1.8
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		9.5	9.5	9.6
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%			0.8%	05/2032		30.1	30.1	30.1
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		€57.0	61.5	65.2
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		11.6	6.3	13.3
Woolpert Inc	(v)	Capital Goods	SF	+	4.5%			1.0%	04/2031		$1.0	1.0	1.0
Woolpert Inc	(p)	Capital Goods	SF	+	4.5%			1.0%	04/2032		10.6	10.6	10.7
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2031		6.9	6.9	6.9
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2032		15.9	15.9	16.0
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	(4.0% PIK	/ 4.0% PIK)	1.0%	03/2030		20.0	19.3	4.7
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.9	0.8	0.9
Worldwise Inc	(x)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.8	0.8	0.8
Xylem Kendall	(k)(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		17.7	17.7	17.5
Xylem Kendall	(v)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		1.5	1.5	1.5
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		15.9	15.9	15.7
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		1.2	1.2	1.2
Zellis Holdings Ltd	(v)(w)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		£2.8	3.6	3.8
Zellis Holdings Ltd	(w)(x)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		3.4	4.4	4.4
Zendesk Inc	(k)(l)(v)	Software & Services	SF	+	5.0%			0.8%	11/2028		$68.4	68.0	68.4
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028		5.0	5.0	5.0
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028		6.0	6.0	6.0
Zeus Industrial Products Inc	(l)(v)	Health Care Equipment & Services	SF	+	6.0%	(3.0% PIK	/ 3.0% PIK)	0.8%	02/2031		83.1	82.6	79.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	$7.7	$7.7	$7.3
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2030	11.6	11.6	11.0
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	7.7	7.7	7.3
Total Senior Secured Loans—First Lien											9,157.8	8,861.8
Unfunded Loan Commitments											(1,338.4)	(1,338.4)
Net Senior Secured Loans—First Lien											7,819.4	7,523.4

Senior Secured Loans—Second Lien—9.2%
Constellis Holdings LLC	(v)	Capital Goods	SF	+	9.0%			1.0%	12/2028	7.7	7.6	6.8
Peraton Corp	(s)(v)	Capital Goods	SF	+	8.0%			1.0%	02/2029	175.0	169.4	141.8
Peraton Corp	(v)	Capital Goods	SF	+	7.8%			0.8%	02/2029	129.8	126.2	104.8
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.1	7.1	6.8
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.4	7.4	7.1
Solera LLC	(v)	Software & Services	SF	+	9.0%			1.0%	06/2029	280.2	270.9	260.8
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2034	8.3	5.0	5.2
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2036	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	€3.8	4.4	4.4
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.2%	PIK		1.0%	03/2032	$0.9	0.2	0.9
Total Senior Secured Loans—Second Lien											598.2	538.6

Other Senior Secured Debt—1.0%
Cloud Software Group Inc (fka TIBCO Software Inc)	(aa)(v)	Software & Services			6.5%				03/2029	0.7	0.6	0.7
Cubic Corp	(v)(y)(z)	Software & Services	SF	+	7.6%	(0.0% PIK	/ 7.6% PIK)	0.8%	05/2029	34.7	30.6	23.2
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			7.0%				02/2030	€1.0	1.2	1.2
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			5.6%				02/2030	1.0	1.2	1.2
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services			8.5%	PIK			05/2032	$32.8	31.4	28.3
Total Other Senior Secured Debt											65.0	54.6

Subordinated Debt—3.4%
Accuride Corp	(ad)(v)	Capital Goods	SF	+	4.5%	(3.0% PIK	/ 3.0% PIK)	0.0%	03/2030	3.3	4.3	6.4
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	8.0%	PIK		1.0%	02/2030	3.8	3.8	3.8
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods			10.0%	PIK			09/2028	47.4	21.4	3.9
Cyncly Refinancing	(v)(w)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2033	0.0	0.0	0.0
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2033	1.6	1.6	1.6
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services			10.0%	PIK			07/2029	0.1	0.1	0.1
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services							04/2030	13.4	8.9	13.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services						04/2030	$51.1	$32.0	$47.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	7.3%		0.5%	08/2030	19.0	18.6	19.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	9.0%	PIK	0.5%	08/2031	32.5	32.3	32.5
Total Subordinated Debt										123.0	127.6
Unfunded Debt Commitments										(1.6)	(1.6)
Net Subordinated Debt										121.4	126.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—29.0%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)									8,355,231	$13.9	$—
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%	(3.0% PIK	/ 3.0% PIK)		12/2029		$64.3	63.1	49.8
Abacus JV, ABF Equity	(ad)(v)(w)(y)	Insurance									8,787,703	8.8	0.8
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services									948,603	1.1	0.6
Altavair AirFinance, ABF Equity	(ac)(v)(w)	Capital Goods									39,109,556	39.1	48.6
Australis Maritime II, ABF Equity	(ad)(v)(w)	Transportation									22,537,941	22.5	23.3
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation									1,281,444	1.3	1.2
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/2030		$19.9	19.9	20.1
Avenue One PropCo, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)									10,339,283	10.3	6.3
Avenue One PropCo, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.0%	PIK			03/2034		$34.7	34.7	34.7
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services									720,108,628	74.9	51.7
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR	+	9.3%			0.0%	01/2034	SEK	15.0	1.3	1.6
Bond Aviation Holdings LLC, ABF Equity	(ac)(v)(y)	Transportation									78,953	0.1	0.1
Bond Aviation Holdings LLC, Term Loan	(ac)(v)	Transportation			9.0%				10/2033		$4.9	4.9	4.9
Bond Aviation Holdings LLC, Term Loan	(ac)(v)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/2033		$0.7	0.7	0.7
Bond Aviation Holdings LLC, Term Loan	(ac)(x)	Transportation			9.0%				10/2033		$13.6	13.6	13.6
Bond Aviation Holdings LLC, Term Loan	(ac)(x)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/2033		$5.3	5.3	5.3
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(v)(w)	Real Estate Management & Development			18.0%				07/2030		$3.4	2.6	1.1
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components									54,407	—	—
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)									9,351,391	11.0	23.0
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%				12/2028		$18.7	18.3	18.7
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/2029		$21.0	21.0	21.2
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	6.3%			1.0%	01/2029		$20.7	20.7	20.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Drive Revel, ABF Equity	(v)(w)	Financial Services								17,940,045	$20.0	$22.2
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(v)(w)	Capital Goods	SF	+	4.8%			0.8%	06/2029	$36.9	36.9	36.9
Galaxy Container, ABF Equity	(ad)(v)(y)	Transportation								235,566	0.2	0.2
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services								425,557,318	242.9	206.9
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services								10,662,084	10.7	14.5
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)	Financial Services								14,819,660	14.8	15.3
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services			9.3%	PIK			03/2034	$36.7	36.7	36.7
GreenSky Holdings LLC, Term Loan	(ac)(x)	Financial Services			9.3%	PIK			03/2034	$3.0	3.0	3.0
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)	Financial Services								7,415,463	7.4	7.8
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)	Financial Services								25,990,438	26.0	27.0
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)(y)	Financial Services								1,896,424	1.9	1.9
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance								536,709	0.5	3.0
Kilter Finance, Common Stock	(ad)(v)(w)(y)	Insurance								37,119	—	—
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance			12.0%	(9.0% PIK	/ 9.0% PIK)			$88.4	88.4	88.4
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods								107,005,707	107.0	115.7
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods			14.3%				05/2026	$39.1	39.1	27.0
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment								35,894	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services								2,038,793	2.0	2.0
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods								3,306	—	1.0
KSC I Aircraft LP, ABF Equity	(ad)(v)(w)(y)	Capital Goods								5,832,277	5.8	5.8
My Community Homes PropCo 2, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)								26,991,221	27.0	11.8
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			03/2034	$69.4	69.4	69.4
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			04/2035	$4.2	4.2	4.2
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			06/2035	$22.3	22.3	22.3
Newday Group Jersey Ltd, ABF Equity	(v)(w)(y)	Financial Services								27,817,038	37.1	37.4
NewStar Clarendon 2014-1A Class D	(v)(w)(y)	Financial Services							01/2027	8,310,000	0.3	0.6
Norway_France, ABF Equity	(v)(w)	Financial Services								5,661,824	6.3	6.8
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(v)(w)	Telecommunication Services	SA	+	7.0%			1.5%	09/2026	£31.8	39.8	43.1
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(w)(x)	Telecommunication Services	SA	+	7.0%			1.5%	09/2026	£11.6	14.8	14.9
PayPal Danube 2, ABF Equity	(v)(w)(y)	Financial Services								26,133,273	30.4	30.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services								60,414,951	$66.3	$70.9
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				10/2027	$1.9	1.9	1.9
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				12/2027	$1.9	1.9	1.9
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				10/2027	$1.1	1.1	1.1
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				12/2027	$1.1	1.1	1.1
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods								2,067,356	—	—
Prime ST LLC, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)								4,534,461	7.0	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%	(6.0% PIK	/ 6.0% PIK)		03/2030	$66.2	65.0	23.7
Residential Opportunities I LLC, ABF Equity	(v)(y)	Real Estate Management & Development								39	—	0.1
Roemanu LLC, ABF Equity	(ad)(v)	Financial Services								220,778,388	222.9	197.2
Sallie Mae Levered, ABF Equity	(ad)(v)(w)(y)	Financial Services								1,143,192	1.1	1.1
Sallie Mae Levered, Bond	(ad)(v)(w)	Financial Services			13.0%				11/2033	$4.3	4.3	4.3
Sallie Mae Levered, Term Loan	(ad)(v)(w)	Financial Services	SF	+	2.8%				11/2032	$0.1	0.1	0.1
Sallie Mae Levered, Term Loan	(ad)(w)(x)	Financial Services	SF	+	2.8%				11/2032	$0.3	0.3	0.3
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(v)(w)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$10.0	10.0	10.1
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(w)(x)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$5.2	5.2	5.3
SKP German Bank, ABF Equity	(v)(w)(y)	Financial Services								4,559,361	5.4	5.4
Slate Venture Holdings LP, ABF Equity	(v)(w)	Consumer Durables & Apparel								17,673,700	17.7	20.6
Slate Venture Holdings LP, Term Loan	(v)(w)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/2029	$14.8	14.8	14.8
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)	Financial Services								21,363,135	21.4	25.1
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(v)(w)	Materials	SF	+	4.8%			1.0%	01/2028	$55.3	55.3	55.8
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(w)(x)	Materials	SF	+	4.8%			1.0%	01/2028	$15.0	15.0	15.1
SunPower Financial, ABF Equity	(v)(w)	Financial Services								2,712,689	2.7	2.9
TDC LLP, ABF Equity	(ad)(v)(w)(y)	Financial Services								3,302	—	—
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services			8.0%					$9.2	12.3	12.5
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/2029	$40.0	40.0	40.1
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/2029	$6.0	6.0	6.0
Vehicle Secured Funding Trust, ABF Equity	(v)(w)	Financial Services								10,555,713	10.6	14.3
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services			15.0%				01/2046	$31.7	31.7	31.7
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(v)(w)	Capital Goods	SF	+	5.5%			0.8%	10/2028	$11.9	11.9	11.9
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(w)(x)	Capital Goods	SF	+	5.5%			0.8%	10/2028	$12.8	12.8	12.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Total Asset Based Finance							$1,929.8	$1,792.6
Unfunded Asset Based Finance Commitments							(98.9)	(98.9)
Net Asset Based Finance							1,830.9	1,693.7

Credit Opportunities Partners JV, LLC—33.6%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC				$2,267.4	2,201.9	1,967.9
Total Credit Opportunities Partners JV, LLC							2,201.9	1,967.9

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—18.9%(e)
48Forty Solutions LLC, Common Stock	(ac)(v)(y)	Commercial & Professional Services							25,122	$—	$—
Accuride Corp, Common Stock	(ad)(v)(y)	Capital Goods							4,232,815	—	—
Accuride Corp, Preferred Stock	(ad)(v)(y)	Capital Goods							2,422,249	—	—
Affordable Care Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			11.8%	PIK			78,731,049	77.8	72.3
Alacrity Solutions Group LLC, Common Stock	(ad)(v)(y)	Insurance							2,144	1.9	—
Alacrity Solutions Group LLC, Preferred Equity	(ad)(v)(y)(z)	Insurance	SF	+	8.0%	PIK	1.0%		2,293	2.3	0.7
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services							2,655,491	2.7	2.2
Amerivet Partners Management Inc, Preferred Stock	(v)(y)(z)	Health Care Equipment & Services			11.5%	PIK			19,106	18.7	12.6
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			10.8%	PIK			374,125	369.2	383.7
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods							500	5.0	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods							900	4.0	—
ATX Networks Corp, Common Stock	(ad)(s)(v)(w)(y)	Capital Goods							6,516	9.9	—
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail							1,264,079	21.8	37.1
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco							11,167,000	—	11.1
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco							147,815,378	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco						09/2028	161,828	—	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco						09/2028	1,918,831	—	—
CDS US Intermediate Holdings Inc, Common Stock	(v)(w)(y)	Media & Entertainment							2,023,714	18.3	19.2
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment							227,802	7.5	4.7
Constellis Holdings LLC, Preferred Equity	(v)(y)	Capital Goods						12/2028	69,653	3.2	0.8
Cubic Corp, Common Stock	(v)(y)	Software & Services							72	0.7	—
Cubic Corp, Preferred Equity	(v)(y)(z)	Software & Services			11.0%	PIK			36,445,084	34.1	19.1
Cubic Corp, Preferred Stock	(v)(y)	Software & Services							16,279,436	12.8	2.1
Cubic Corp, Warrant	(v)(y)	Software & Services							76	—	—
Diversified Energy Co PLC, Common Stock	(aa)(n)(o)(w)	Energy							1,480,771	18.0	21.4
Galaxy Universal LLC, Common Stock	(n)(y)	Consumer Durables & Apparel							1,811	0.2	0.2
Galaxy Universal LLC, Preferred Stock	(n)(y)	Consumer Durables & Apparel							36,149	5.6	6.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Galaxy Universal LLC, Preferred Stock	(n)(y)	Consumer Durables & Apparel								18,507	$4.7	$8.7
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel								7,701,195	1.0	0.5
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services								250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services								1,000	8.2	—
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services								745	—	—
HM Dunn Co Inc, Common Stock	(ad)(s)(v)(y)	Capital Goods								975	—	0.4
HM Dunn Co Inc, Preferred Equity	(ad)(v)	Capital Goods			12.0%	PIK				1,590	13.4	15.6
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials								102,237	124.8	170.4
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(s)(v)(y)	Commercial & Professional Services								26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(s)(v)(y)	Commercial & Professional Services								26,230,661	48.3	—
Kestra Financial Inc, Preferred Equity	(v)	Financial Services			12.0%	PIK				2,050	2.0	2.0
Kestra Financial Inc, Preferred Equity	(x)	Financial Services			12.0%	(0.0% PIK	/ 12.0% PIK)			9,230	9.2	9.2
Lido Advisors LLC, Class A Common Stock	(n)(w)(y)	Financial Services								4,835,590	5.0	4.7
Lido Advisors LLC, Class Z Preferred Stock	(n)(w)(y)	Financial Services								4,835,590	5.0	5.2
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail								7,946,073	8.0	3.2
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services								4,938,192	4.9	9.1
Med-Metrix, Common Stock	(v)(y)	Software & Services								5,000,000	5.0	5.2
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services								6,978,924	7.0	7.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	SF	+	13.3%	PIK		0.0%		55,321	53.1	53.8
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services								30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services								49,406	20.2	38.7
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
New Era Technology Inc, Common Stock	(i)(v)(y)	Software & Services								9,426	—	—
New Era Technology Inc, Preferred Stock	(i)(v)(y)	Software & Services								9,426	4.8	4.5
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services								34,872	2.1	0.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services								371,992	22.8	17.5
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services			9.0%	PIK			10/2029	10,965,680	11.2	13.2
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products								30,000	3.0	2.0
Production Resource Group LLC, Common Stock	(ad)(v)(y)	Media & Entertainment								581,691	95.3	95.3
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy								837,780	3.1	2.2
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel								4,563	8.3	2.7
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services								5,521,128	5.5	10.0
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services								2,070,423	2.1	7.4
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services								8,301,000	0.7	0.5
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services								143,400	0.2	0.1
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services								42,731	7.1	5.4
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel								5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods								394,128,646	4.2	7.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	$1.3	$2.5
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods				11,630	8.0	14.2
Total Equity/Other							1,113.2	1,113.6
Unfunded Equity/Other Commitments							(9.2)	(9.2)
Net Equity/Other							1,104.0	1,104.4
TOTAL INVESTMENTS—222.4%							$13,740.8	13,008.6
LIABILITIES IN EXCESS OF OTHER ASSETS—(122.4%)								(7,159.6)
NET ASSETS—100%								$5,849.0

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at December 31, 2025	Unrealized Appreciation (Depreciation)
EUR	2/15/2028	JP Morgan Chase Bank	€	4.6	Sold	$5.2	$5.5	$(0.3)
EUR	12/28/2029	JP Morgan Chase Bank	€	5.7	Sold	6.6	7.0	(0.4)
GBP	1/20/2026	JP Morgan Chase Bank	£	6.2	Sold	7.5	8.3	(0.8)
GBP	3/25/2026	JP Morgan Chase Bank	£	1.5	Sold	2.0	2.0	—
GBP	3/31/2026	JP Morgan Chase Bank	£	13.5	Sold	16.6	18.1	(1.5)
GBP	4/2/2026	JP Morgan Chase Bank	£	3.5	Sold	4.3	4.7	(0.4)
GBP	8/28/2026	JP Morgan Chase Bank	£	4.8	Sold	6.0	6.4	(0.4)
GBP	8/28/2026	JP Morgan Chase Bank	£	8.6	Sold	10.8	11.6	(0.8)
GBP	9/14/2026	JP Morgan Chase Bank	£	21.7	Sold	28.9	29.1	(0.2)
GBP	9/14/2026	JP Morgan Chase Bank	£	27.8	Sold	37.1	37.3	(0.2)
GBP	2/15/2028	JP Morgan Chase Bank	£	8.6	Sold	11.1	11.5	(0.4)
GBP	3/29/2029	JP Morgan Chase Bank	£	8.0	Sold	10.6	10.7	(0.1)
SEK	4/14/2027	JP Morgan Chase Bank	SEK	115.1	Sold	11.3	12.7	(1.4)
SEK	6/21/2027	JP Morgan Chase Bank	SEK	69.8	Sold	6.7	7.9	(1.2)
SEK	2/15/2028	JP Morgan Chase Bank	SEK	54.8	Sold	5.3	6.1	(0.8)
SEK	6/30/2028	JP Morgan Chase Bank	SEK	251.7	Sold	27.6	28.1	(0.5)
SEK	6/30/2028	JP Morgan Chase Bank	SEK	58.5	Sold	6.3	6.5	(0.2)
SEK	12/28/2029	JP Morgan Chase Bank	SEK	57.3	Sold	5.7	6.5	(0.8)
Total						$209.6	$220.0	$(10.4)
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
(i)Security or portion thereof held within CCT Tokyo Funding LLC and is pledged as collateral supporting the amounts outstanding under the revolving credit facility with Sumitomo Mitsui Banking Corporation (see Note 9).
(j)Security or portion thereof held within Cobbs Creek LLC and is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility.
(k)Security or portion thereof held within KKR - FSK CLO 3 LLC (see Note 9).
(l)Security or portion thereof held within KKR - FSK CLO 2 LLC (see Note 9).
(m)Security or portion thereof held within FS KKR MM CLO 1 LLC.
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

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC	$148.5	$6.3	$(0.4)	$—	$(68.4)	$86.0	$1.7	$6.3	$—	$—
48Forty Solutions LLC	3.0	4.4	(0.7)	—	(3.8)	2.9	0.2	—	—	—
Affordable Care Inc	35.2	13.6	(1.0)	—	(3.2)	44.6	3.1	1.1	—	—
Affordable Care Inc	22.2	0.7	—	—	(1.5)	21.4	1.7	0.7	—	—
Belk Inc	29.5	—	(6.6)	—	0.2	23.1	3.8	—	—	—
Galaxy Universal LLC	86.3	—	(86.3)	—	—	—	9.4	—	0.2	—
Galaxy Universal LLC	18.5	1.9	(20.4)	—	—	—	2.1	—	0.1	—
Galaxy Universal LLC	—	45.5	(45.5)	—	—	—	4.5	—	2.0	—
Galaxy Universal LLC	—	37.5	(37.5)	—	—	—	3.1	—	1.1	—
One Call Care Management Inc	4.7	—	(4.8)	0.1	—	—	0.4	—	—	—
Senior Secured Loans—Second Lien
Constellis Holdings LLC(4)	7.0	—	(6.8)	—	(0.2)	—	—	—	—	—
Other Senior Secured Debt
One Call Care Management Inc	25.1	2.4	—	—	0.8	28.3	(0.1)	2.6	—	—
Asset Based Finance
Accelerator Investments Aggregator LP, Private Equity	0.9	—	(0.4)	—	0.1	0.6	—	—	—	—
Altavair AirFinance, ABF Equity	128.2	—	(82.4)	(1.0)	3.8	48.6	—	—	—	20.0
Bond Aviation Holdings LLC, Term Loan	—	0.1	—	—	—	0.1	—	—	—	—
Bond Aviation Holdings LLC, Term Loan	—	0.7	—	—	—	0.7	—	—	—	—
Bond Aviation Holdings LLC, ABF Equity	—	4.9	—	—	—	4.9	0.1	—	0.2	—
GreenSky Holdings LLC, ABF Equity	14.9	—	—	—	(0.4)	14.5	—	—	—	—
GreenSky Holdings LLC, ABF Equity	22.3	2.6	(8.4)	—	(1.2)	15.3	—	—	—	3.6
GreenSky Holdings LLC, Term Loan	33.5	3.2	—	—	—	36.7	—	3.4	—	—
Equity/Other
48Forty Solutions LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Affordable Care Inc, Preferred Stock	73.1	9.9	—	—	(10.7)	72.3	—	9.9	—	—
athenahealth Inc, Preferred Stock	361.3	40.2	(20.1)	0.4	1.9	383.7	—	40.3	—	—
Belk Inc, Common Stock	27.1	4.2	—	—	5.8	37.1	—	—	—	—
Constellis Holdings LLC, Private Equity	—	—	—	(10.3)	10.3	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Constellis Holdings LLC, Preferred Equity	$3.4	$—	$(3.2)	$—	$(0.2)	$—	$—	$—	$—	$—
Galaxy Universal LLC, Common Stock	49.2	—	(43.9)	8.5	(13.8)	—	—	—	—	—
Galaxy Universal LLC, Trade Claim	1.9	—	(2.5)	—	0.6	—	—	—	—	—
Galaxy Universal LLC, Preferred Stock	7.2	0.7	(5.6)	—	(2.3)	—	—	0.8	—	—
One Call Care Management Inc, Preferred Stock A	20.7	—	—	—	(3.2)	17.5	—	—	—	—
One Call Care Management Inc, Common Stock	1.9	—	—	—	(1.0)	0.9	—	—	—	—
One Call Care Management Inc, Preferred Stock B	12.2	0.8	—	—	0.2	13.2	—	0.9	—	—
Proserv Acquisition LLC, Class A Preferred Units	2.2	—	—	—	—	2.2	—	—	—	—
Total	$1,140.0	$179.6	$(376.5)	$(2.3)	$(86.2)	$854.6	$30.0	$66.0	$3.6	$23.6
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Production Resource Group LLC	$37.2	$—	$(36.0)	$—	$(1.2)	$—	$0.5	$1.8	$—	$—
Production Resource Group LLC	107.4	—	(104.3)	—	(3.1)	—	1.6	5.1	—	—
Production Resource Group LLC	—	—	—	—	—	—	0.1	0.3	—	—
Production Resource Group LLC	—	—	—	—	—	—	0.2	—	—	—
Production Resource Group LLC	—	263.9	—	—	9.6	273.5	0.1	7.1	—	—
Wittur Holding GmbH	54.1	3.8	—	—	7.3	65.2	0.7	3.1	—	—
Wittur Holding GmbH	—	6.3	—	—	7.0	13.3	1.0	0.4	—	—
Worldwise Inc(4)	19.1	—	(19.1)	—	—	—	—	—	—	—
Worldwise Inc	—	—	—	—	—	—	—	—	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	7.1	—	—	—	(0.3)	6.8	0.8	—	—	—
Quoizel, LLC	7.4	—	—	—	(0.3)	7.1	0.8	—	—	—
Other Senior Secured Debt
JW Aluminum Co	76.6	—	(76.4)	0.3	(0.5)	—	1.9	—	—	—
Subordinated Debt
Accuride Corp	—	4.3	—	—	2.1	6.4	0.1	0.1	—	—
Alacrity Solutions Group LLC	—	3.8	—	—	—	3.8	—	0.4	—	—
ATX Networks Corp	32.9	—	—	—	(29.0)	3.9	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	54.5	2.1	—	—	(6.8)	49.8	6.2	1.9	—	—
801 5th Ave, Seattle, ABF Equity	—	—	(0.1)	—	0.1	—	—	—	—	—
Abacus JV, ABF Equity	24.6	—	(27.0)	0.7	2.5	0.8	—	—	—	—
Australis Maritime, Common Stock	11.3	—	(10.3)	—	0.2	1.2	—	—	—	0.2
Australis Maritime II, ABF Equity	19.8	9.8	(7.0)	—	0.7	23.3	—	—	—	1.4
Avenue One PropCo, ABF Equity	10.2	—	—	—	(3.9)	6.3	—	—	—	—
Avenue One PropCo, Term Loan	32.3	2.4	—	—	—	34.7	—	2.4	—	—
Avida Holding AB, Common Stock	60.4	—	—	—	(8.7)	51.7	—	—	—	—
Avida Holding AB, Subordinated Bond	1.3	—	—	—	0.3	1.6	0.2	—	—	—
Capital Automotive LP, ABF Equity	32.9	—	(17.8)	6.7	1.2	23.0	—	—	—	1.7
Capital Automotive LP, Structured Mezzanine	40.1	—	(21.4)	0.1	(0.1)	18.7	2.8	—	—	—
Discover Financial Services, Subordinated Loan	38.8	—	(38.8)	—	—	—	2.7	—	—	—
Discover Financial Services, ABF Equity	21.7	—	(21.4)	0.5	(0.8)	—	—	—	—	1.3
Galaxy Container, ABF Equity	—	0.2	—	—	—	0.2	—	—	—	—
Kilter Finance, Preferred Stock	85.4	18.6	(15.6)	—	—	88.4	6.1	3.8	—	—
Kilter Finance, ABF Equity	0.5	—	—	—	2.5	3.0	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	146.7	27.6	(62.0)	3.9	(0.5)	115.7	—	—	—	15.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	15.8	—	—	—	11.2	27.0	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	0.1	—	—	—	—	0.1	—	—	—	0.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
KKR Rocket Loans Aggregator LLC, Partnership Interest	$4.3	$—	$(2.9)	$—	$0.6	$2.0	$—	$—	$—	$—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	7.2	—	(2.9)	0.3	(3.6)	1.0	—	—	—	7.2
KSC I Aircraft LP, ABF Equity	—	5.8	—	—	—	5.8	—	—	—	—
My Community Homes PropCo 2, ABF Equity	15.6	6.7	—	—	(10.5)	11.8	—	—	—	—
My Community Homes PropCo 2, Term Loan	64.4	5.0	—	—	—	69.4	—	5.1	—	—
My Community Homes PropCo 2, Term Loan	—	4.2	—	—	—	4.2	—	0.2	—	—
My Community Homes PropCo 2, Term Loan	—	22.3	—	—	—	22.3	—	0.9	—	—
Prime St LLC, ABF Equity	—	—	(1.1)	(0.8)	1.9	—	—	—	—	—
Prime St LLC, Structured Mezzanine	27.6	4.0	—	—	(7.9)	23.7	3.7	3.7	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), ABF Equity	238.9	—	(13.6)	—	(28.1)	197.2	—	—	—	9.4
Sallie Mae Levered, ABF Equity	—	1.1	—	—	—	1.1	—	—	—	—
Sallie Mae Levered, Bond	—	4.3	—	—	—	4.3	—	—	—	—
Sallie Mae Levered, Term Loan	—	0.1	—	—	—	0.1	—	—	—	—
TDC LLP, Preferred Equity	36.8	15.9	(41.9)	1.0	0.7	12.5	1.5	—	—	—
TDC LLP, ABF Equity	1.9	—	(2.0)	—	0.1	—	—	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,363.3	630.2	—	—	(25.6)	1,967.9	—	—	—	232.5
Equity/Other
Accuride Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Accuride Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Common Stock	—	1.9	—	—	(1.9)	—	—	—	—	—
Alacrity Solutions Group LLC, Preferred Equity	—	2.3	—	—	(1.6)	0.7	—	0.2	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	18.4	—	—	—	(7.3)	11.1	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	5.0	—	—	—	(5.0)	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	0.1	—	—	(7.1)	7.0	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Equity	—	13.4	—	—	2.2	15.6	—	0.9	—	—
HM Dunn Co Inc, Common Stock	—	—	—	—	0.4	0.4	—	—	—	—
JW Aluminum Co, Common Stock	2.5	—	—	—	(2.5)	—	—	—	—	—
JW Aluminum Co, Preferred Stock	152.3	—	(156.4)	(58.1)	62.2	—	—	—	—	—
JW Aluminum Co, Preferred Stock	—	135.2	(10.4)	—	45.6	170.4	—	—	—	14.3
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Kellermeyer Bergensons Services LLC, Preferred Stock	$15.1	$—	$—	$—	$(15.1)	$—	$—	$—	$—	$—
Kilter Finance, Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	33.1	—	—	—	5.6	38.7	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	67.2	—	—	(18.1)	(49.1)	—	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	6.1	—	—	—	(3.4)	2.7	—	—	—	—
Production Resource Group LLC, Common Stock	—	95.3	—	—	—	95.3	—	—	—	—
Quorum Health Corp, Trade Claim	0.9	—	—	—	(0.4)	0.5	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	10.1	0.9	—	—	(1.0)	10.0	—	—	—	—
Quorum Health Corp, Private Equity	—	2.1	—	—	5.3	7.4	—	—	—	—
Wittur Holding GmbH, Common Stock	10.9	—	—	—	3.3	14.2	—	—	—	—
Worldwise Inc, Common Stock	0.7	—	—	(0.6)	(0.1)	—	—	—	—	—
Total	$3,776.7	$1,395.5	$(1,002.2)	$(73.7)	$(105.8)	$3,990.5	$43.0	$88.5	$1.1	$283.4
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 1. Principal Business and Organization
FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of March 31, 2026. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The December 31, 2025 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC. The Company has concluded that there are no subsequent events that would require adjustment or disclosure in the consolidated financial statements.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts. For the three months ended March 31, 2026 and 2025, the Company recognized $1 and $10, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statements of operations.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 2. Summary of Significant Accounting Policies (continued)
Recent Accounting Pronouncements: In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, or ASU 2024-03, which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the three months ended March 31, 2026 and 2025:

Three Months Ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
Share Repurchase Program	—	—	—	—
Net Proceeds from Share Transactions	—	—	—	—
During the period from April 1, 2026 to April 30, 2026, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 430,087 shares of common stock in the open market at an average price per share of $10.82 (totaling $5) pursuant to the DRP, and distributed such shares to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
“At the Market” Offering
On May 9, 2025, the Company and the Adviser entered into separate equity distribution agreements, or the Equity Distribution Agreements, with each of Truist Securities, Inc., RBC Capital Markets, LLC, KKR Capital Markets LLC, and SMBC Nikko Securities America, Inc., or the Sales Agents. The Equity Distribution Agreements provide that the Company may, from time to time, issue and sell shares of its common stock, having an aggregate offering price of up to $750 through the Sales Agents or to them as principals for their own respective accounts, in an “at the market offering” (as defined in Rule 415 under the Securities Act of 1933, as amended, or the Securities Act), or the ATM Program.
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
During the three months ended March 31, 2026, the Company did not issue or sell shares of its common stock under the Equity Distribution Agreements.

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
Pursuant to the Administration Agreement, the Company reimburses the Adviser for expenses necessary to perform services related to its administration and operations, including the Adviser’s allocable portion of the compensation and related expenses of certain personnel of Franklin Square Holdings, L.P. (which does business as Future Standard), or Future Standard, and KKR Credit Advisors (US), LLC, or KKR Credit, providing administrative services to the Company on behalf of the Adviser. The Company reimburses the Adviser no less than quarterly for all costs and expenses incurred by the Adviser in performing its obligations and providing personnel and facilities under the Administration Agreement. The Adviser allocates the cost of such services to the Company based on factors such as total assets, revenues, time allocations and/or other reasonable metrics. The Company’s board of directors, or the Board or the Board of Directors, reviews the methodology employed in determining how the expenses are allocated to the Company and the proposed allocation of administrative expenses among the Company and certain affiliates of the Adviser. The Board of Directors then assesses the reasonableness of such reimbursements for expenses allocated to it based on the breadth, depth and quality of such services as compared to the estimated cost to the Company of obtaining similar services from third-party service providers known to be available. In addition, the Board of Directors considers whether any single third-party service provider would be capable of providing all such services at comparable cost and quality. Finally, the Board of Directors compares the total amount paid to the Adviser for such services as a percentage of the Company’s net assets to the same ratio as reported by other comparable BDCs.
The following table describes the fees and expenses accrued under the Advisory Agreement and the Administration Agreement, as applicable, during the three months ended March 31, 2026 and 2025:

			Three Months Ended
Related Party			March 31,
	Source Agreement	Description	2026	2025
The Adviser	Advisory Agreement	Base Management Fee(1)	$48	$52
The Adviser	Advisory Agreement	Subordinated Incentive Fee on Income(2)	$25	$39
The Adviser	Administration Agreement	Administrative Services Expenses(3)	$2	$3
________________
(1)During the three months ended March 31, 2026 and 2025, $50 and $53, respectively, in base management fees were paid to the Adviser. As of March 31, 2026, $48 in base management fees were payable to the Adviser.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
(2)During the three months ended March 31, 2026 and 2025, $28 and $35, respectively, of subordinated incentive fees on income were paid to the Adviser. As of March 31, 2026, subordinated incentive fees on income of $25 were payable to the Adviser.
(3)During the three months ended March 31, 2026 and 2025, $2 and $2, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.1 for the three months ended March 31, 2026. The Company paid $1 and $1, respectively, in administrative services expenses to the Adviser during the three months ended March 31, 2026 and 2025.
Potential Conflicts of Interest
The members of the senior management and investment teams of the Adviser serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as the Company does, or of investment vehicles managed by the same personnel. For example, the Adviser is the investment adviser to KKR FS Income Trust and KKR FS Income Trust Select, and the officers, managers and other personnel of the Adviser may serve in similar or other capacities for the investment advisers to future investment vehicles affiliated with Future Standard or KKR Credit. In serving in these multiple and other capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the Company’s best interests or in the best interest of the Company’s stockholders. The Company’s investment objectives may overlap with the investment objectives of such investment funds, accounts or other investment vehicles. For additional information regarding potential conflicts of interest, see the Company’s annual report on Form 10-K for the year ended December 31, 2025.
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
Affiliated Borrowing
The Company is permitted to borrow from an affiliate of the Adviser. Such borrowings do not accrue interest, are unsecured and are repaid within 1-2 days. As of March 31, 2026, no borrowings are outstanding under this arrangement.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 5. Distributions
The following tables reflect the distributions per share that the Company has declared on its common stock during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2026	Base	March 18, 2026	April 2, 2026	$0.45
February 19, 2026	Supplemental	March 18, 2026	April 2, 2026	0.03
Total Dividends Declared				$0.48

	For the Three Months Ended March 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
Total Dividends Declared				$0.70
On May 6, 2026, the Board of Directors declared a regular quarterly distribution of $0.42 per share which will be paid on or about July 2, 2026 to stockholders of record as of the close of business on June 17, 2026. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Board of Directors.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	134	100%	196	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$134	100%	$196	100%
________________
(1)During the three months ended March 31, 2026 and 2025, 86.2% and 82.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.3% and 2.0%, respectively, was attributable to non-cash accretion of discount and 12.5% and 15.5%, respectively, was attributable to PIK interest.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of March 31, 2026, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $3,203. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of March 31, 2026 and December 31, 2025, the Company’s gross unrealized appreciation on a tax basis was $1,158 and $1,138, respectively. As of March 31, 2026 and December 31, 2025, the Company’s gross unrealized depreciation on a tax basis was $2,341 and $1,877, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $14,168 and $14,440 as of March 31, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,899) and $(1,431) as of March 31, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of March 31, 2026, the Company had a gross deferred tax liability of $1 and a net deferred tax liability of $0 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $76 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of March 31, 2026, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $75.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio

The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	(Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$7,746	$7,310	59.6%	$7,819	$7,523	57.8%
Senior Secured Loans—Second Lien	593	459	3.8%	598	539	4.2%
Other Senior Secured Debt	65	36	0.3%	65	55	0.4%
Subordinated Debt	100	99	0.8%	122	126	1.0%
Asset Based Finance	1,826	1,660	13.5%	1,831	1,694	13.0%
Credit Opportunities Partners JV, LLC	1,984	1,707	13.9%	2,202	1,968	15.1%
Equity/Other	1,064	998	8.1%	1,104	1,104	8.5%
Total	$13,378	$12,269	100.0%	$13,741	$13,009	100.0%
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
As of March 31, 2026, the Company held investments in thirty-seven portfolio companies of which it is deemed to “control.” As of March 31, 2026, the Company held investments in nine portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of March 31, 2026 in this quarterly report on Form 10-Q.
As of December 31, 2025, the Company held investments in thirty-four portfolio companies of which it is deemed to “control.” As of December 31, 2025, the Company held investments in ten portfolio companies of which it is deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the consolidated schedule of investments as of December 31, 2025 in this quarterly report on Form 10-Q.
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of March 31, 2026, the Company had unfunded debt investments with aggregate unfunded commitments of $1,326.0, unfunded equity/other commitments of $87.2 and unfunded commitments of $434.0 to Credit Opportunities Partners JV, LLC, or COPJV. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $1,447.4, unfunded equity/other commitments of $87.5 and unfunded commitments of $245.0 to COPJV. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of March 31, 2026 and the Company’s audited consolidated schedule of investments as of December 31, 2025.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	(Unaudited)		December 31, 2025
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$1,455	11.9%	$1,542	11.9%
Commercial & Professional Services	1,563	12.7%	1,726	13.3%
Consumer Discretionary Distribution & Retail	54	0.4%	60	0.5%
Consumer Durables & Apparel	315	2.6%	306	2.4%
Consumer Services	269	2.2%	263	2.0%
Consumer Staples Distribution & Retail	102	0.8%	99	0.8%
Credit Opportunities Partners JV, LLC	1,707	13.9%	1,968	15.1%
Energy	2	0.0%	24	0.2%
Equity Real Estate Investment Trusts (REITs)	251	2.0%	264	2.0%
Financial Services	819	6.7%	836	6.4%
Food, Beverage & Tobacco	55	0.4%	56	0.4%
Health Care Equipment & Services	1,572	12.8%	1,668	12.8%
Household & Personal Products	111	0.9%	112	0.9%
Insurance	548	4.5%	547	4.2%
Materials	321	2.6%	276	2.1%
Media & Entertainment	462	3.8%	508	3.9%
Pharmaceuticals, Biotechnology & Life Sciences	253	2.1%	217	1.7%
Real Estate Management & Development	—	—	1	0.0%
Software & Services	2,010	16.4%	2,134	16.4%
Technology Hardware & Equipment	2	0.0%	2	0.0%
Telecommunication Services	104	0.9%	109	0.8%
Transportation	294	2.4%	291	2.2%
Total	$12,269	100.0%	$13,009	100.0%

Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. Pursuant to the terms of the second amended and restated limited liability company agreement, as amended, or the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. On February 23, 2026, the Company sold $189 of its equity interests in COPJV to SCRS. In connection therewith, SCRS increased its capital commitment by a net amount of $175. Giving effect to the transaction, COPJV had total capital commitments of $2,975, $2,450 of which was from the Company and the remaining $525 of which was from SCRS. Based on current funded capital, SCRS’ ownership percentage of COPJV is approximately 21% and the Company’s ownership percentage is approximately 79%. As of March 31, 2026, the Company and SCRS have funded $2,520.0 to COPJV, of which $2,016.0 was from the Company.
During the three months ended March 31, 2026 and year ended December 31, 2025, the Company sold investments with a cost of $0.0 for proceeds of $0.0 to COPJV and recognized a net realized gain (loss) of $0.0, and sold investments with a cost of $1,805.4 for proceeds of $1,829.2 to COPJV and recognized a net realized gain (loss) of $23.8, respectively, in connection with the transactions. As of March 31, 2026, $180.1 of these sales to COPJV are included in the Company’s receivable for investments sold in the consolidated statements of assets and liabilities. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. For the three months ended March 31, 2026 and 2025, the Company earned $3.1 and $2.3 of administrative services fees, respectively.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
Below is selected balance sheet information for COPJV as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026 (Unaudited)	December 31, 2025
Selected Balance Sheet Information
Total investments, at fair value	$4,792.2	$5,058.0
Cash and other assets	589.0	196.6
Total assets	5,381.2	5,254.6
Debt	3,009.2	2,764.9
Other liabilities	214.2	240.6
Total liabilities	3,223.4	3,005.5
Member’s equity	$2,157.8	$2,249.1
Below is selected statement of operations information for COPJV for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Selected Statement of Operations Information
Total investment income	$108.8	$82.2
Expenses
Interest expense	38.8	28.3
Custodian and accounting fees	0.4	0.4
Administrative services	3.1	2.3
Professional services	0.1	0.1
Other general and administrative expenses	0.2	0.2
Total expenses	42.6	31.3
Net investment income	66.2	50.9
Net realized and unrealized gain (loss)	(85.5)	1.1
Net increase in net assets resulting from operations	$(19.3)	$52.0

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated balance sheets held as of March 31, 2026 and December 31, 2025:

Derivative Instrument	Statement Location	March 31, 2026 (Unaudited)	December 31, 2025
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$2	$—
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(3)	(10)
Total		$(1)	$(10)

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the three months ended March 31, 2026 and 2025 are in the following locations in the consolidated statements of operations:

		Three Months Ended March 31,
Derivative Instrument	Statement Location	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(4)	$0
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	9	(10)
Total		$5	$(10)

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$2	$(2)	$—	$—	$—
Total	$2	$(2)	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(3)	$2	$—	$—	$(1)
Total	$(3)	$2	$—	$—	$(1)

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(10)	$—	$—	$—	$(10)
Total	$(10)	$—	$—	$—	$(10)
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
The average notional balance for foreign currency forward contracts during the three months ended March 31, 2026 and 2025 was $211.1 and $171.0, respectively. See consolidated schedules of investments for the Company’s open foreign currency forward contracts.
Interest Rate Swaps
In connection with the Company’s issuance on June 6, 2024 of $600 aggregate principal amount of its 6.875% Notes due 2029, or the 6.875% Notes due 2029, the Company entered into interest rate swap agreements for a total notional amount of $600 that mature on August 15, 2029 to reduce the exposure to changes in fair value associated with the 6.875% Notes due 2029. Under an interest rate swap agreement, entered into on June 13, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.754% on a notional amount of $200; and under an interest rate swap agreement, entered into on June 27, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.788% on a notional amount of $400. As of March 31, 2026, the counterparty to the interest rate swap agreements was ING Capital Markets LLC. The Company designated these interest rate swaps and the 6.875% Notes due 2029 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.875% Notes due 2029.
In connection with the Company’s issuance on each of November 20, 2024 and December 27, 2024 of $600 aggregate principal amount and $100 aggregate principal amount, respectively, of its 6.125% Notes due 2030, or the 6.125% Notes due 2030, the Company entered into interest rate swap agreements for a total notional amount of $700 that mature on January 15, 2030 to reduce the exposure to changes in fair value associated with the 6.125% Notes due 2030. Under an interest rate swap agreement, entered into on November 13, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.1374% on a notional amount of $600; and under an interest rate swap agreement, entered into on December 20, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.0614% on a notional amount of $100. As of March 31, 2026, the counterparty to the interest rate swap agreements was ING Capital Markets LLC. The Company designated these interest rate swaps and the 6.125% Notes due 2030 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes due 2030.
In connection with the Company’s issuance on September 25, 2025 of $400 aggregate principal amount of its 6.125% Notes due 2031, or the 6.125% Notes due 2031, the Company entered into an interest rate swap agreement for a total notional amount of $400 that matures on January 15, 2031 to reduce the exposure to changes in fair value associated with the 6.125% Notes due 2031. Under the interest rate swap agreement, entered into on September 18, 2025, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of one-month SOFR plus 2.748% on a notional amount of $400. As of March 31, 2026, the counterparty to the interest rate swap agreement was Royal Bank of Canada. The Company designated this interest rate swap and the 6.125% Notes due 2031 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes due 2031.
As a result of the Company’s designation of the interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instruments and the related hedged items, with the changes

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)
in the fair value of each being recorded in interest expense. The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of March 31, 2026:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap(1)	$200	8/15/2029	$3	$—	Prepaid expenses and other assets
Interest rate swap(1)	$400	8/15/2029	6	—	Prepaid expenses and other assets
Interest rate swap(2)	$600	1/15/2030	13	—	Prepaid expenses and other assets
Interest rate swap(2)	$100	1/15/2030	2	—	Prepaid expenses and other assets
Interest rate swap(3)	$400	1/15/2031	—	(1)	Other accrued expenses and liabilities
Total			$24	$(1)
___________
(1)The asset related to the fair value of the interest rate swaps was offset by a $9 increase to the carrying value of the 6.875% Notes due 2029.
(2)The asset related to the fair value of the interest rate swaps was offset by a $15 increase to the carrying value of the 6.125% Notes due 2030.
(3)The asset related to the fair value of the interest rate swap was offset by a $1 decrease to the carrying value of the 6.125% Notes due 2031.

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
As of March 31, 2026 and December 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

	March 31, 2026
Valuation Inputs	(Unaudited)	December 31, 2025
Level 1—Price quotations in active markets	$—	$22
Level 2—Significant other observable inputs	13	14
Level 3—Significant unobservable inputs	10,549	11,005
Investments measured at net asset value(1)	1,707	1,968
	$12,269	$13,009
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
As of March 31, 2026 and December 31, 2025, the Company had certain cash equivalents invested in money market accounts

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
which were categorized as Level 1 in the fair value hierarchy. In addition, the Company had foreign currency forward contracts and interest rate swaps, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of March 31, 2026 and December 31, 2025.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the three months ended March 31, 2026 and 2025 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Three Months Ended March 31, 2026
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$7,512	$538	$52	$126	$1,694	$1,083	$11,005
Accretion of discount (amortization of premium)	3	1	—	1	—	—	5
Net realized gain (loss)	(94)	(1)	—	—	1	(75)	(169)
Net change in unrealized appreciation (depreciation)	(139)	(74)	(19)	(6)	(29)	(63)	(330)
Purchases	503	—	—	29	160	60	752
Paid-in-kind interest	21	—	—	—	4	13	38
Sales and repayments	(506)	(5)	—	(51)	(170)	(20)	(752)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$7,300	$459	$33	$99	$1,660	$998	$10,549
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(255)	$(74)	$(19)	$(5)	$(28)	$(63)	$(444)

	For the Three Months Ended March 31, 2025
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$7,780	$693	$46	$233	$2,102	$1,181	$12,035
Accretion of discount (amortization of premium)	7	1	—	—	1	—	9
Net realized gain (loss)	(13)	—	1	(10)	14	(10)	(18)
Net change in unrealized appreciation (depreciation)	1	(12)	—	16	1	(21)	(15)
Purchases	1,267	—	19	7	380	47	1,720
Paid-in-kind interest	36	1	—	4	6	17	64
Sales and repayments	(873)	—	(20)	(8)	(334)	(117)	(1,352)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,205	$683	$46	$242	$2,170	$1,097	$12,443
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(10)	$(11)	$—	$9	$1	$(44)	$(55)

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of March 31, 2026 and December 31, 2025 were as follows:

Type of Investment	Fair Value at March 31, 2026 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$6,058	Discounted Cash Flow	Discount Rate	7.1% - 32.0% (10.5%)	Decrease
	1,709	Waterfall	EBITDA Multiple	1.4x - 17.1x (8.5x)	Increase
	25	Cost
Subordinated Debt	61	Discounted Cash Flow	Discount Rate	11.0% - 15.4% (14.4%)	Decrease
	29	Other(3)
	9	Waterfall	EBITDA Multiple	2.6x - 10.7x (5.7x)	Increase
Asset Based Finance	1,013	Discounted Cash Flow	Discount Rate	4.6% - 28.8% (13.0%)	Decrease
	425	Waterfall	EBITDA Multiple	1.0x - 1.2x (1.1x)	Increase
	182	Other(3)
	39	Cost
	1	Indicative Dealer Quotes		6.8% - 6.8% (6.8%)	Increase
Equity/Other	521	Waterfall	EBITDA Multiple	3.5x - 25.5x (8.8x)	Increase
	456	Discounted Cash Flow	Discount Rate	3.5% - 21.1% (12.2%)	Decrease
	18	Cost
	3	Other(3)
Total	$10,549

Type of Investment	Fair Value at December 31, 2025	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$6,500	Discounted Cash Flow	Discount Rate	4.6% - 24.9% (10.4%)	Decrease
	1,400	Waterfall	EBITDA Multiple	0.8x - 15.1x (9.5x)	Increase
	202	Cost
Subordinated Debt	112	Discounted Cash Flow	Discount Rate	9.9% - 15.1% (12.4%)	Decrease
	14	Waterfall	EBITDA Multiple	2.8x - 15.1x (7.9x)	Increase
Asset Based Finance	1,103	Discounted Cash Flow	Discount Rate	4.7% - 43.7% (12.6%)	Decrease
	429	Waterfall	EBITDA Multiple	1.0x - 1.3x (1.1x)	Increase
			Illiquidity Discount	10.0% - 10.0% (10.0%)	Decrease
	112	Other(3)
	49	Cost
	1	Indicative Dealer Quotes		6.9% - 6.9% (6.9%)	Increase
Equity/Other	607	Waterfall	EBITDA Multiple	4.5x - 25.5x (9.9x)	Increase
			Illiquidity Discount	10.0% - 15.0% (11.2%)	Decrease
	457	Discounted Cash Flow	Discount Rate	3.8% - 20.1% (12.1%)	Decrease
	19	Other(3)
Total	$11,005
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. As of March 31, 2026, the aggregate amount outstanding of the senior securities issued by the Company was $7,290. As of March 31, 2026, the Company’s asset coverage was 172%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of March 31, 2026 and December 31, 2025. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2025. Any significant changes to the Company’s financing arrangements during the three months ended March 31, 2026 are discussed below.

	As of March 31, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	$326	$74	June 2, 2030
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	43	—	June 2, 2026
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95%(1)	274	26	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,154(5)	2,502(6)	July 16, 2030
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(7)(8)	Unsecured Notes	6.13%	400	—	January 15, 2031
CLO-2 Notes(2)(9)	Collateralized Loan Obligation	2.15% - SOFR+1.48%(1)	380	—	April 15, 2037
CLO-3 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.47% - 2.1%(1)	363	—	January 15, 2038
Total			$7,290	$2,602
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of March 31, 2026, there was $29 term loan outstanding at SOFR+1.90% and $14 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €330 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.15 as of March 31, 2026 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £130 has been converted to U.S dollars at an exchange rate of £1.00 to $1.32 as of March 31, 2026 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD3 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.69 as of March 31, 2026 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of March 31, 2026, $44 of such letters of credit have been issued.
(7)As of March 31, 2026, the fair value of the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 was approximately $388, $480, $685, $405, $609, $715 and $399, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of March 31, 2026, the carrying values of the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 include a $9, $15 and $(1) increase (decrease), respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of March 31, 2026, there were $160.0 of Class A-1 Notes outstanding at SOFR+1.48%, $100.0 of Class A-1L Notes outstanding at SOFR+1.48%, $30.0 of Class A-1W Notes outstanding at SOFR+1.48%, $20.0 of Class A-2L Notes outstanding at SOFR+1.60%, $30.0 of Class B Notes outstanding at SOFR+1.75% and $40.0 of Class C Notes outstanding at SOFR+2.15%.
(10)As of March 31, 2026, there were $125.5 of Class A-1 Notes outstanding at SOFR+1.47%, $150.0 of Class A-1 Senior Floating Rate Loans outstanding at SOFR+1.47%, $19.0 of Class A-2 Notes outstanding at SOFR+1.65%, $35.6 of Class B Notes outstanding at SOFR+1.80% and $33.2 of Class C Notes outstanding at SOFR+2.10%.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)

	As of December 31, 2025
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	$284	$116	June 2, 2030
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	45	—	June 2, 2026
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95%(1)	265	35	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	1,533(5)	3,117(6)	July 16, 2030
3.400% Notes due 2026(7)	Unsecured Notes	3.40%	1,000	—	January 15, 2026
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(7)(8)	Unsecured Notes	6.13%	400	—	January 15, 2031
CLO-2 Notes(2)(9)	Collateralized Loan Obligation	2.15% - SOFR+1.48%(1)	380	—	April 15, 2037
CLO-3 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.470% - 2.10%(1)	363	—	January 15, 2038
Total			$7,620	$3,268
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
(8)As of December 31, 2025, the carrying values of the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 include a $24, $32 and $3 increase, respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
For the three months ended March 31, 2026 and 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Three Months Ended March 31,
	2026			2025
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$—	$—	$—	$3	$0	$3
Callowhill Credit Facility(2)	4	0	4	—	—	—
CCT Tokyo Funding Credit Facility(2)	1	0	1	2	0	2
Darby Creek Credit Facility(2)	—	—	—	9	1	10
Meadowbrook Run Credit Facility(2)	4	0	4	4	0	4
Senior Secured Revolving Credit Facility(2)	33	2	35	27	1	28
4.125% Notes due 2025	—	—	—	2	0	2
4.250% Notes due 2025	—	—	—	2	(1)	1
8.625% Notes due 2025	—	—	—	4	0	4
3.400% Notes due 2026	1	0	1	8	2	10
2.625% Notes due 2027	3	0	3	3	0	3
3.250% Notes due 2027	4	1	5	4	0	4
3.125% Notes due 2028	6	1	7	6	1	7
7.875% Notes due 2029	9	0	9	9	0	9
6.875% Notes due 2029(3)	10	1	11	11	1	12
6.125% Notes due 2030(3)	10	0	10	11	0	11
6.125% Notes due 2031(3)	5	0	5	—	—	—
CLO-1 Notes	5	0	5	3	0	3
CLO-2 Notes	5	0	5	0	0	0
Total	$100	$5	$105	$108	$5	$113
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
(3)Direct interest expense includes the impact of interest rate swaps.

The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2026 were $7,556 and 5.26%, respectively. As of March 31, 2026, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.27%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the three months ended March 31, 2025 were $7,829 and 5.50%, respectively. As of March 31, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.48%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of March 31, 2026 and December 31, 2025.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
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
Litigation
Other than as set forth below, the Company is not currently subject to any material legal proceedings and, to the Company’s knowledge, no material legal proceedings are threatened against the Company. From time to time, the Company may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of the Company’s rights under contracts with its portfolio companies.
On May 4, 2026, a purported Company stockholder filed a putative securities class action complaint in the United States District Court for the Eastern District of Pennsylvania against FS KKR Capital Corp. and certain of our current officers (collectively, the “Defendants”). The case is captioned Stuart v. FS KKR Capital Corp., et al., Case No. 2:26-cv-02969 (E.D. Pa.). The complaint alleges that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and/or misleading statements and/or omissions concerning, among other things, portfolio valuations, portfolio restructuring, and the Company’s quarterly distribution strategy.
The Company intends to vigorously defend this matter. The outcomes of outstanding legal matters are inherently unpredictable and subject to uncertainties. Based on information currently available, the Company cannot predict the outcome of this proceeding and is unable to reasonably estimate any possible loss or range of loss, if any, associated with this matter.
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of March 31, 2026, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$6.3
48Forty Solutions LLC	6.3
48Forty Solutions LLC	1.6
Aareon AG	11.3
Actium Holdings Ltd (fka Alpha Financial Markets Consulting)	2.3
Advanced Dermatology & Cosmetic Surgery	2.1
Affordable Care Inc	0.1
AGS Health LLC	6.0
AGS Health LLC	2.1
Alacrity Solutions Group LLC	1.7
Alacrity Solutions Group LLC	2.3
A-Lign Assurance LLC	3.2
A-Lign Assurance LLC	1.5
American Vision Partners	7.8
Apex Service Partners LLC	2.8
Arcfield Acquisition Corp	6.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	8.0
Area Wide Protective Inc	12.1
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	8.4
Avetta LLC	1.8
Avetta LLC	0.8
Avetta LLC	3.7
BGB Group LLC	3.2

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
BGB Group LLC	4.8
Bonterra LLC	12.4
Cadence Education LLC	8.5
Cambrex Corp	6.4
Carrier Fire Protection	1.4
Carrier Fire Protection	2.1
Circana Group (f.k.a. NPD Group)	4.3
Civica Group Ltd	5.1
Civica Group Ltd	4.4
Clarience Technologies LLC	11.1
Clarience Technologies LLC	24.5
CLEAResult Consulting Inc	4.5
CLEAResult Consulting Inc	3.0
ClubCorp Club Operations Inc	$5.7
ClubCorp Club Operations Inc	3.4
Com Laude Group Ltd	3.1
Com Laude Group Ltd	1.3
Com Laude Group Ltd	3.0
Community Brands Inc	3.8
Conservice LLC	1.7
Consilium Safety Group AB	10.5
CSafe Global	7.7
Cyncly Refinancing	3.2
Cyncly Refinancing	3.9
Dental365 LLC	5.1
Dental365 LLC	1.9
DOXA Insurance Holdings LLC	2.4
DOXA Insurance Holdings LLC	8.6
DuBois Chemicals Inc	14.7
DuBois Chemicals Inc	4.3
Eagle Railcar Services Roscoe Inc	10.8
Eagle Railcar Services Roscoe Inc	12.0
Envirotainer Ltd	2.8
Excelitas Technologies Corp	2.4
Excelitas Technologies Corp	22.6
Flexera Software LLC	6.5
Follett Software Co	5.6
Fortnox AB	9.0
Foundation Consumer Brands LLC	7.7
Foundation Risk Partners Corp	9.6
Foundation Risk Partners Corp	4.8
Frontline Road Safety LLC	15.7
Frontline Road Safety LLC	14.3
Fullsteam Holdings LLC	11.0
Fullsteam Holdings LLC	3.7
Galway Partners Holdings LLC	8.1
GE Digital LLC	4.5
Gigamon Inc	9.3
Granicus Inc	2.3
Granicus Inc	0.5

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Heniff Transportation Systems LLC	0.6
Higginbotham Insurance Agency Inc	1.0
Highgate Hotels Inc	2.8
Highgate Hotels Inc	3.9
HM Dunn Co Inc	5.0
Homrich & Berg Inc	0.5
Homrich & Berg Inc	6.2
Horizon CTS Buyer LLC	15.2
Horizon CTS Buyer LLC	2.2
Inhabit IQ	3.6
Inhabit IQ	2.2
iNova Pharmaceuticals (Australia) Pty Limited	2.5
Insight Global LLC	36.6
Insightsoftware.Com Inc	$21.1
Insightsoftware.Com Inc	2.5
Integrated Power Services LLC	4.4
Integrated Power Services LLC	9.0
Integrity Marketing Group LLC	0.1
Integrity Marketing Group LLC	0.7
J S Held LLC	3.5
J S Held LLC	8.9
Jeppesen Holdings LLC	2.4
Keystone Agency Partners LLC	8.5
Keystone Agency Partners LLC	3.8
Laboratoires Vivacy SAS	0.6
Lazer Logistics Inc	1.9
Lazer Logistics Inc	1.2
Learning Experience Corp/The	3.5
Legends Hospitality LLC	6.5
Lionbridge Technologies Inc	5.5
Magna Legal Services LLC	2.2
Magna Legal Services LLC	5.6
MAI Capital Management LLC	2.1
MAI Capital Management LLC	3.1
MB2 Dental Solutions LLC	10.3
Med-Metrix	37.0
Med-Metrix	34.1
Mercer Advisors Inc	3.2
Model N Inc	6.1
Model N Inc	3.2
NAVEX Global Inc	0.3
NAVEX Global Inc	6.7
NEFCO Corp	4.9
NEFCO Corp	2.6
NeoGov Newt Holdco Inc	3.5
NeoGov Newt Holdco Inc	4.7
Net Documents	6.4
Netsmart Technologies Inc	6.2
Netsmart Technologies Inc	6.3
New Era Technology LLC	3.4

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
OEConnection LLC	8.7
OEConnection LLC	7.0
Orion Services Group	3.2
Oxford Global Resources LLC	7.6
PartsSource Inc	1.1
PCI Pharma Services	27.1
PCI Pharma Services	11.7
Pike Corp	6.6
Pike Corp	4.4
Premise Health Holding Corp	0.5
Premise Health Holding Corp	0.9
PROS Holdings Inc	1.3
PSC Group	1.1
Radwell International LLC	$5.3
Railpros Inc	0.6
Railpros Inc	0.4
Resa Power LLC	8.6
Resa Power LLC	9.8
Revere Superior Holdings Inc	3.3
Rialto Capital Management LLC	1.0
Rockefeller Capital Management LP	8.8
Safe-Guard Products International LLC	8.8
SAMBA Safety Inc	0.9
SAMBA Safety Inc	0.6
Service Express Inc	10.7
Service Express Inc	13.5
Service Logic LLC	8.0
Service Logic LLC	2.8
Sphera Solutions Inc	6.4
Sphera Solutions Inc	3.3
Sphera Solutions Inc	20.0
Spins LLC	3.2
Spotless Brands LLC	5.0
STV Group Inc	8.3
STV Group Inc	11.9
Sweeping Corp of America LLC	4.5
Time Manufacturing Co	—
Time Manufacturing Co	14.0
Trackunit ApS	11.0
Trackunit ApS	22.0
Turnpoint Services Inc	0.9
Turnpoint Services Inc	2.5
USIC Holdings Inc	1.1
USIC Holdings Inc	1.3
Veriforce LLC	2.1
Veriforce LLC	3.7
Vermont Information Processing Inc	9.6
Vermont Information Processing Inc	2.9
Version1 Software Ltd	13.2
VetCor Professional Practices LLC	4.2

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
VetCor Professional Practices LLC	20.8
Vitu	9.1
Waste Services Group Pty Ltd	4.8
Wealth Enhancement Group LLC	2.8
Wealth Enhancement Group LLC	7.0
Wealth Enhancement Group LLC	2.1
Wedgewood Weddings	5.8
Wedgewood Weddings	5.8
West Star Aviation Inc	30.7
West Star Aviation Inc	4.2
Woolpert Inc	5.6
Woolpert Inc	10.6
Worldwise Inc	0.8
Xylem Kendall	$15.9
Xylem Kendall	0.7
Zellis Holdings Ltd	3.6
Zendesk Inc	6.0
Zeus Industrial Products Inc	10.0
Subordinated Debt
Cyncly Refinancing	1.6
Nidda Healthcare Holding AG	6.2
Asset Based Finance
Bond Aviation Holdings LLC, Term Loan	11.3
Bond Aviation Holdings LLC, Term Loan	5.3
Curia Receivables II SPV LLC (FKA Curia Global Inc), Revolver	20.7
Fortna AR LLC (FKA Fortna Group Inc), Revolver	2.0
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	17.5
Philippine Airlines 777, Term Loan	1.1
Philippine Airlines 777, Term Loan	1.1
Sallie Mae Levered, Term Loan	0.1
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	6.4
Sotheby's, Revolver	7.8
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	4.7
TPSI Receivables LLC (Tropicana Products Inc), Revolver	6.0
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	12.8
Total	$1,326.0
Unfunded Asset Based Finance/Other commitments	$87.2
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of March 31, 2026, the Company’s debt commitments are comprised of $717.2 revolving credit facilities and $608.8 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(16.3). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $240, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of March 31, 2026, $44 of such letters of credit have been issued.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)
As of March 31, 2026, the Company also has an unfunded commitment to provide $434.0 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had one such guarantee on behalf of Avenue One PropCo for up to $18.7 outstanding at March 31, 2026.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$20.89	$23.64
Results of operations(2)
Net investment income (loss)	0.42	0.67
Net realized gain (loss) and unrealized appreciation (depreciation)	(2.00)	(0.24)
Net increase (decrease) in net assets resulting from operations	(1.58)	0.43
Stockholder distributions(3)
Distributions from net investment income	(0.48)	(0.70)
Distributions from net realized gain on investments	—	—
Net decrease in net assets resulting from stockholder distributions	(0.48)	(0.70)
Capital share transactions
Repurchases of common stock(4)	—	—
Net increase (decrease) in net assets resulting from capital share transactions	—	—
Net asset value, end of period	$18.83	$23.37
Per share market value, end of period	$10.18	$20.95
Shares outstanding, end of period	280,066,433	280,066,433
Total return based on net asset value(5)	(7.56)%	1.82%
Total return based on market value(6)	(28.21)%	(0.33)%
Ratio/Supplemental Data:
Net assets, end of period	$5,274	$6,546
Ratio of net investment income to average net assets(7)	8.04%	11.20%
Ratio of total operating expenses to average net assets(7)	12.84%	12.75%
Ratio of net operating expenses to average net assets(7)	12.84%	12.75%
Portfolio turnover(8)	3.90%	10.16%
Total amount of senior securities outstanding, exclusive of treasury securities	$7,290	$8,009
Asset coverage per unit(9)	1.72	1.82
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
(5)The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders. Total return based on net asset value for the three months ended March 31, 2026 and 2025 are not annualized.
(6)The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights (continued)
not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. Total return based on market value for the three months ended March 31, 2026 and 2025 are not annualized.
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the three months ended March 31, 2026 and 2025 are annualized. Annualized ratios for the three months ended March 31, 2026 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2026. The following is a schedule of supplemental ratios for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Ratio of subordinated income incentive fees to average net assets	1.72%	2.34%
Ratio of interest expense to average net assets	7.21%	6.77%
(8)Portfolio turnover for the three months ended March 31, 2026 and 2025 are not annualized.
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

Note 13. Subsequent Events
Distribution
On May 6, 2026, the Board of Directors declared a regular quarterly distribution of $0.42 per share which will be paid on or about July 2, 2026 to stockholders of record as of the close of business on June 17, 2026. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of the Board of Directors.
Senior Secured Revolving Credit Facility
On May 8, 2026, the Company entered into Amendment No. 1 to Third Amended and Restated Senior Secured Revolving Credit Agreement, or Amendment No. 1, amending that certain Third Amended and Restated Senior Secured Revolving Credit Agreement, originally dated July 16, 2025, by and among the Company, as borrower, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. Amendment No. 1 provides for, among other things, (i) a reduction of the total commitments to approximately $4,051.7 from $4,700.0, (ii) an increase in the applicable margin with respect to lenders other than any non-extending lender with respect to the Company (a) if the Gross Borrowing Base is equal to or greater than 1.60 times the Combined Debt Amount of the Company, (x) with respect to any ABR Loan, to 0.775% per annum from 0.65% per annum, and (y) in the case of any Term Benchmark Loan or RFR Loan, to 1.775% per annum from 1.65% per annum, and (b) if the Gross Borrowing Base of the Company is less than 1.60 times the Covered Debt Amount of the Company, (x) with respect to any ABR Loan, to 0.9% per annum from 0.775% per annum, and (y) in the case of any Term Benchmark Loan or RFR Loan, to 1.9% per annum from 1.775% per annum and (iii) a reset of the minimum Shareholders’ Equity floor to $3,750.0 from approximately $5,048.6.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 13. Subsequent Events (continued)
KKR Tender Offer
Concurrently with the release of the Company’s financial results for the three months ended March 31, 2026, KKR Alternative Assets L.P., a Delaware limited partnership (the “Purchaser”), announced a third-party tender offer for up to $150.0 million in aggregate amount of shares of the Company’s common stock at a fixed price (the “KKR Tender Offer”).
Company Share Repurchase Program
On May 6, 2026, the Board authorized the repurchase by the Company of up to $300.0 million in aggregate amount of the Company’s common stock in the open market, by tender offer or in privately negotiated purchases in compliance with the Exchange Act and other applicable law (the “Company Share Repurchase Authorization”). In connection with the Company Share Repurchase Authorization, and after the completion of the KKR Tender Offer, the Company intends to enter into a trading plan under Exchange Act Rule 10b5-1, pursuant to which repurchases of shares of the Company’s common stock may be made in the open market beginning 11 business days after the completion of the KKR Tender Offer, at prices below net asset value per share. The timing, manner, price and amount of any share repurchases will be determined by the Company based upon the evaluation of economic and market conditions, the market price of the shares, applicable legal, contractual and regulatory requirements and other factors. The Company Share Repurchase Authorization is scheduled to expire on June 1, 2027, unless extended, or until the aggregate repurchase amount that has been approved by the Board has been expended. The Company Share Repurchase Authorization does not require the Company to repurchase any specific number of shares of the Company’s common stock and the Company cannot assure its stockholders that any shares will be repurchased under the program. The Company Share Repurchase Authorization may be suspended, extended, modified or discontinued at any time.
Convertible Preferred Stock Purchase Agreement
On May 10, 2026, the Company entered into a purchase agreement (the “Purchase Agreement”) with the Purchaser, pursuant to which the Purchaser has agreed to purchase $150.0 million in newly issued shares of the Company’s cumulative convertible perpetual preferred stock (the “Convertible Preferred Stock”). The Convertible Preferred Stock will be a series of the Company’s preferred stock, par value $0.001 per share.
The closing of the purchase is subject to the expiration of the KKR Tender Offer, and other customary closing conditions and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to occur on the 11th business day following the expiration of the KKR Tender Offer.
The Company intends to use the proceeds from the sale of Convertible Preferred Stock for general corporate purposes including, without limitation, funding any Company common stock repurchase program or debt repayment. The Convertible Preferred Stock will rank senior to the Company’s common stock with respect to all liquidation, winding up, dissolution, dividend and distribution rights. The Convertible Preferred Stock will have a liquidation preference equal to $25.00 per share (the “Liquidation Preference”), plus an amount equal to all accrued but unpaid dividends, if any, accumulated to (but excluding) the date fixed for distribution or payment, whether or not earned or declared by the Company, but excluding interest on any such distribution or payment. Dividends on the Convertible Preferred Stock will be payable on a quarterly basis in an initial amount equal to 5.00% per annum of the Liquidation Preference per share, payable in cash or, at the Company's option, 7.00% per annum of the Liquidation Preference per share payable in additional shares of Convertible Preferred Stock; provided that the Company shall be prohibited from paying dividends in additional shares of Convertible Preferred Stock if the conversion feature at the time of issuance of such additional shares is equal to or greater than 10.00% of the value of the Convertible Preferred Stock. After the 5.5-year anniversary of the issue date, the dividend rate will increase annually by 1.00% per annum.
After the 6-month anniversary of the issue date, the Convertible Preferred Stock will be convertible into (i) the number of shares of the Company’s common stock equal to the quotient of (a) the Liquidation Preference, plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but excluding interest on such dividends) to, but excluding, the date fixed for such conversion and (b) the conversion price as of the applicable conversion date (which shall not be less than the NYSE Minimum Price (as defined below)), plus (ii) cash in lieu of fractional shares. The initial conversion price will equal $18.83; provided, however, that in no event shall the conversion price be less than the NYSE Minimum Price.
At any time, upon approval by the Board, including a majority of the Independent Directors, the Company may, at its election, redeem all or any part of the then-outstanding shares of Convertible Preferred Stock in cash at a price per share equal to the Liquidation Preference, plus an amount equal to all accumulated but unpaid dividends, if any, accumulated to (but excluding) the date fixed for redemption, whether or not earned or declared by the Company, but excluding interest on any such distribution or payment.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 13. Subsequent Events (continued)
The Purchaser will have the right to convert any shares of the Convertible Preferred Stock prior to the date fixed for such redemption. At any time on or after the thirty-six month anniversary of the issue date, upon approval by the Board, including a majority of the Independent Directors, so long as the volume weighted average price of the Company’s Shares on the NYSE for the 30 consecutive trading days ending on (and including) the trading day immediately preceding the date on which the Company delivers notice of redemption equals or exceeds the conversion price then in effect, the Company may, at its election, redeem all or any part of the then then-outstanding shares of Convertible Preferred Stock by delivering Shares in lieu of cash, at a redemption price equal to the Liquidation Preference, plus an amount equal to all accumulated but unpaid dividends, if any, accumulated to (but excluding) the date fixed for redemption, whether or not earned or declared by the Company, but excluding interest on any such distribution or payment. The Purchaser will have the right to convert any shares of the Convertible Preferred Stock prior to the date fixed for such redemption.
At any time after the 6-year anniversary of the issue date, upon 90 days’ notice, the Purchaser will have the option, at its election, to require the Company to redeem any or all of the then-outstanding shares of Convertible Preferred Stock for cash consideration equal to the Liquidation Preference of the shares of Convertible Preferred Stock to be redeemed, plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but excluding interest on such dividends) to, but excluding, the date fixed for such redemption. The Purchaser will have the right to convert any shares of Convertible Preferred Stock prior to the date fixed for any such redemption.
Upon the occurrence of a Change of Control of the Company (as defined in the articles supplementary that will establish the Convertible Preferred Stock), the Purchaser will have the option to require the Company to immediately redeem all then-outstanding shares of Convertible Preferred Stock for cash consideration equal to the Liquidation Preference thereof, plus an amount equal to all accumulated but unpaid dividends thereon to, but excluding, the redemption date (whether or not earned or declared, but excluding interest). The Purchaser will have the right to convert any shares of Convertible Preferred Stock prior to the date fixed for such Change of Control redemption.
Pursuant to the Purchase Agreement, the Purchaser has agreed that, for a period of one year following the issuance of the Convertible Preferred Stock (the “Restriction Date”), it will not, directly or indirectly, sell, pledge, transfer, dispose of, or enter into any swap or other arrangement that transfers any of the economic consequences of ownership of the Convertible Preferred Stock or the shares of the Company’s common stock into which it is convertible, subject to exceptions for (i) redemption of Convertible Preferred Stock by the Company and (ii) the Purchaser’s exercise of its conversion right. Following the Restriction Date, the Purchaser will be required to notify the Board of any transfer substantially concurrently therewith.
Each holder of Convertible Preferred Stock will be entitled to vote on an as-converted basis on each matter submitted to a vote of stockholders of the Company. In addition, for so long as the Company is subject to the 1940 Act, the holders of Convertible Preferred Stock, voting separately as a single class, shall have the right to elect two (2) members of the Board at all times (initially expected to be James H. Kropp and Elizabeth J. Sandler), and the balance of the directors shall be elected by the holders of shares of the Company’s common stock and the Convertible Preferred Stock voting together; provided, however, if the Adviser is the Company’s investment adviser and the Purchaser or its affiliates beneficially own greater than 50% of the outstanding Convertible Preferred Stock, the Independent Directors of the Company selected by the Purchaser or its affiliates shall be eligible to serve as directors elected separately by the holders of Convertible Preferred Stock. If, at any time, accumulated dividends on the outstanding shares of Convertible Preferred Stock equal to at least two full years’ dividends shall be due and unpaid, or if holders of any other preferred stock become entitled to elect a majority of directors of the Company under the 1940 Act, then the number of directors constituting the Board shall automatically increase by the smallest number that, when added to the two directors elected exclusively by holders of the Convertible Preferred Stock, would constitute a majority of the Board. During any such period, the holders of the Convertible Preferred Stock and the holders of any other outstanding preferred stock of the Company shall have the power to elect such additional directors, voting separately as a class.
“NYSE Minimum Price” means the lower of (x) the official closing price of the shares of the Company’s common stock on the NYSE immediately preceding the signing of the Purchase Agreement and (y) the average official closing price of the shares of the Company’s common stock on the NYSE for the five trading days immediately preceding the signing of the Purchase Agreement, in each case, as adjusted pursuant to certain anti-dilution adjustments.
The shares of Convertible Preferred Stock were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). These securities have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 13. Subsequent Events (continued)
The description above is only a summary of the material provisions of the Purchase Agreement and is qualified in its entirety by reference to the copy of the Purchase Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Registration Rights Agreement
Concurrently with the issuance of the Convertible Preferred Stock, the Company and the Purchaser expect to enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Purchaser (and certain permitted transferees) will have the right to require the Company to register for resale under the Securities Act shares of the Company’s common stock issued upon conversion of the Convertible Preferred Stock and certain other shares of the Company’s common stock held by the Purchaser and its affiliates as of the closing date of the Convertible Preferred Stock offering (collectively, the “Registrable Securities”). The Purchaser will have demand registration rights (not to exceed three Demand Requests (as defined in the Registration Rights Agreement) in any 365-day period), customary piggyback registration rights in connection with Company-initiated registrations, and the right to require the Company to use commercially reasonable efforts to maintain a continuously effective shelf registration statement on Form N-2 covering the Registrable Securities from and after the Registration Date until the Purchaser has sold all Registrable Securities. The Registration Rights Agreement will include customary indemnification and contribution provisions, which survive termination of the Registration Rights Agreement.
The description above is only a summary of the material provisions of the Registration Rights Agreement and is qualified in its entirety by reference to the copy of the Registration Rights Agreement, a form of which is included in the Purchase Agreement filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Subordinated Income Incentive Fee Waiver
Beginning with the quarter ending June 30, 2026, KKR Credit has agreed to waive 100% of its portion of the subordinated income incentive fee (the “Incentive Fee Waiver”). The Incentive Fee Waiver applies to 50% of the subordinated income incentive fee that would otherwise be paid by the Company under the Advisory Agreement. The Incentive Fee Waiver will continue for four consecutive quarters.

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
Portfolio Investment Activity for the Three Months Ended March 31, 2026 and for the Year Ended December 31, 2025
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three months ended March 31, 2026 and the year ended December 31, 2025:

	For the Three Months Ended	For the Year Ended
Net Investment Activity	March 31, 2026	December 31, 2025
Purchases	$499	$5,638
Sales and Repayments	(710)	(5,874)
Net Portfolio Activity	$(211)	$(236)

	For the Three Months Ended
	March 31, 2026
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$343	69%	$(290)	41%
Senior Secured Loans—Second Lien	—	—	(5)	1%
Other Senior Secured Debt	—	—	—	—
Subordinated Debt	29	6%	(52)	7%
Asset Based Finance	123	24%	(133)	19%
Credit Opportunities Partners JV, LLC	—	—	(189)	26%
Equity/Other(1)	4	1%	(41)	6%
Total	$499	100%	$(710)	100%

(1) Equity/Other includes investments in preferred equity investments. During the three months ended March 31, 2026, purchases of preferred equity investments were $0, and sales and repayments of preferred equity investments were $16.

The following table summarizes the composition of our investment portfolio at cost and fair value as of March 31, 2026 and December 31, 2025:
	March 31, 2026
	(Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$7,746	$7,310	59.6%	$7,819	$7,523	57.8%
Senior Secured Loans—Second Lien	593	459	3.8%	598	539	4.2%
Other Senior Secured Debt	65	36	0.3%	65	55	0.4%
Subordinated Debt	100	99	0.8%	122	126	1.0%
Asset Based Finance	1,826	1,660	13.5%	1,831	1,694	13.0%
Credit Opportunities Partners JV, LLC	1,984	1,707	13.9%	2,202	1,968	15.1%
Equity/Other(2)	1,064	998	8.1%	1,104	1,104	8.5%
Total	$13,378	$12,269	100.0%	$13,741	$13,009	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts and PIK interest or dividends, as applicable, on investments.
(2) As of March 31, 2026, Equity/Other included $756 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Number of Portfolio Companies	236	232
% Variable Rate Debt Investments (based on fair value)(1)(2)	61.2%	60.9%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	7.9%	8.2%
% Other Income Producing Investments (based on fair value)(3)	20.3%	21.4%
% Non-Income Producing Investments (based on fair value)(2)	6.4%	6.1%
% of Investments on Non-Accrual (based on fair value)	4.2%	3.4%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.9%	10.1%
Weighted Average Annual Yield on All Debt Investments(5)	8.7%	9.3%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026.
For the three months ended March 31, 2026, our total return based on net asset value was (7.56)% and our total return based on market value was (28.21)%. For the year ended December 31, 2025, our total return based on net asset value was 0.21% and our total return based on market value was (20.31)%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations
We define Direct Originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of March 31, 2026 and December 31, 2025:

Characteristics of All Direct Originations held in Portfolio	March 31, 2026	December 31, 2025
Number of Portfolio Companies	225	220
% of Investments on Non-Accrual (based on fair value)	3.7%	3.4%
Total Cost of Direct Originations	$13,012.7	$13,350.0
Total Fair Value of Direct Originations	$11,885.4	$12,636.0
% of Total Investments, at Fair Value	96.9%	97.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.9%	10.1%
Weighted Average Annual Yield on All Debt Investments(2)	8.9%	9.3%
_____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026.
Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,975 in the aggregate where the Company and SCRS would provide approximately 79% and 21%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of March 31, 2026, the Company and SCRS have funded $2,520.0 to COPJV, of which $2,016.0 was from the Company.
Below is a summary of COPJV’s portfolio as of March 31, 2026 and December 31, 2025:

	As of
	March 31, 2026	December 31, 2025
Total debt investments(1)	$4,308.5	$4,530.1
Weighted average annual yield on accruing debt investments(2)	9.4%	9.5%
Number of portfolio companies in COPJV	154	158
Largest investment in a single portfolio company	$107.5	$107.3
Unfunded commitments	$97.7	$111.9
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of March 31, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of March 31, 2026.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of March 31, 2026 and December 31, 2025:

	March 31, 2026
	(Unaudited)		December 31, 2025
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$1,455	11.9%	$1,542	11.9%
Commercial & Professional Services	1,563	12.7%	1,726	13.3%
Consumer Discretionary Distribution & Retail	54	0.4%	60	0.5%
Consumer Durables & Apparel	315	2.6%	306	2.4%
Consumer Services	269	2.2%	263	2.0%
Consumer Staples Distribution & Retail	102	0.8%	99	0.8%
Credit Opportunities Partners JV, LLC	1,707	13.9%	1,968	15.1%
Energy	2	0.0%	24	0.2%
Equity Real Estate Investment Trusts (REITs)	251	2.0%	264	2.0%
Financial Services	819	6.7%	836	6.4%
Food, Beverage & Tobacco	55	0.4%	56	0.4%
Health Care Equipment & Services	1,572	12.8%	1,668	12.8%
Household & Personal Products	111	0.9%	112	0.9%
Insurance	548	4.5%	547	4.2%
Materials	321	2.6%	276	2.1%
Media & Entertainment	462	3.8%	508	3.9%
Pharmaceuticals, Biotechnology & Life Sciences	253	2.1%	217	1.7%
Real Estate Management & Development	—	—	1	0.0%
Software & Services	2,010	16.4%	2,134	16.4%
Technology Hardware & Equipment	2	0.0%	2	0.0%
Telecommunication Services	104	0.9%	109	0.8%
Transportation	294	2.4%	291	2.2%
Total	$12,269	100.0%	$13,009	100.0%
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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$8,414	69%	$8,774	67%
2	2,613	21%	3,212	25%
3	826	7%	760	6%
4	416	3%	263	2%
Total	$12,269	100%	$13,009	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three Months Ended March 31, 2026 and March 31, 2025
Revenues
Our investment income for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026		2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$186	61.2%	$240	60.0%
Paid-in-kind interest income	38	12.5%	62	15.5%
Fee income	2	0.7%	17	4.2%
Dividend income	78	25.6%	81	20.3%
Total investment income(1)	$304	100.0%	$400	100.0%
___________
(1)Such revenues represent $262 and $330 of cash income earned as well as $42 and $70 in non-cash portions relating to accretion of discount and PIK interest for the three months ended March 31, 2026 and 2025, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The decrease in interest and PIK income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily attributable to the Company placing certain assets on non-accrual status during the three months ended March 31, 2026.
The decrease in dividend income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 is primarily attributable to the decrease in dividends paid in respect to certain equity and asset based finance investments, partially offset by higher dividends on our investment in COPJV during the three months ended March 31, 2026.

Expenses
Our operating expenses for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Management fees	$48	$52
Subordinated income incentive fees	25	39
Administrative services expenses	2	3
Accounting and administrative fees	1	1
Interest expense	105	113
Other expenses	6	5
Total operating expenses	$187	$213
The decrease in expenses during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 can primarily be attributed to a decrease in subordinated income incentive fees and management fees as a result of the lower asset base and lower investment income as discussed above.
The following table reflects selected expense ratios as a percent of average net assets for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Ratio of operating expenses to average net assets	3.21%	3.19%
Ratio of incentive fees, interest expense and excise taxes to average net assets(1)	2.23%	2.28%
Ratio of net operating expenses, excluding certain expenses, to average net assets	0.98%	0.91%
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
Net Investment Income
Our net investment income totaled $117 ($0.42 per share) and $187 ($0.67 per share) for the three months ended March 31, 2026 and 2025, respectively.
The decrease in net investment income during the three months ended March 31, 2026 compared to the three months ended March 31, 2025 can primarily be attributed to lower investment income during the three months ended March 31, 2026 as discussed above.
Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net realized gain (loss) on investments(1)	$(195)	$(18)
Net realized gain (loss) on foreign currency forward contracts	(4)	0
Net realized gain (loss) on foreign currency	(5)	1
Total net realized gain (loss)	$(204)	$(17)
______________
(1)We sold investments and received principal repayments, respectively, of $585 and $125 during the three months ended March 31, 2026 and $881 and $526 during the three months ended March 31, 2025.

Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$(377)	$(14)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	9	(10)
Net change in unrealized gain (loss) on foreign currency	14	(26)
Total net change in unrealized appreciation (depreciation)	$(354)	$(50)
The net change in unrealized appreciation (depreciation) on investments during the three months ended March 31, 2026 was driven primarily by reduced valuations of certain portfolio companies during the three months ended March 31, 2026, including Affordable Care Inc., Production Resources Group and Medallia Inc. The net change in unrealized appreciation (depreciation) on investments during the three months ended March 31, 2025 was driven primarily by reduced valuations of certain portfolio companies during the year, including Production Resources Group and 48Forty Solutions.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2026, the net decrease in net assets resulting from operations was $(441) ($(1.57) per share) compared to a net increase in net assets resulting from operations of $120 ($0.43 per share) during the three months ended March 31, 2025.
Financial Condition, Liquidity and Capital Resources
Overview
As of March 31, 2026, we had $133 in cash, cash equivalents, including money market funds, restricted cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $2,602 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of March 31, 2026, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of March 31, 2026, we had unfunded debt investments with aggregate unfunded commitments of $1,326.0, unfunded equity/other commitments of $87.2 and unfunded commitments of $434.0 to COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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
Asset Coverage
To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). As of March 31, 2026, the aggregate amount outstanding of the senior securities issued by us was $7.3 billion. As of March 31, 2026, our asset coverage was 172%. See Note 9 for a discussion of the Company’s financing arrangements.
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

Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of March 31, 2026:

	As of March 31, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	$326	$74	June 2, 2030
CCT Tokyo Funding Credit Facility(2)	Revolving Credit Facility	SOFR+1.90% - 2.05%(1)(3)	43	—	June 2, 2026
Meadowbrook Run Credit Facility(2)	Revolving Credit Facility	SOFR+1.95%(1)	274	26	November 22, 2028
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.75% - 1.88%(1)(4)	2,154(5)	2,502(6)	July 16, 2030
2.625% Notes due 2027(7)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(7)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(7)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(7)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(7)(8)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(7)(8)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(7)(8)	Unsecured Notes	6.13%	400	—	January 15, 2031
CLO-2 Notes(2)(9)	Collateralized Loan Obligation	SOFR+1.480% - 2.15%(1)	380	—	April 15, 2037
CLO-3 Notes(2)(10)	Collateralized Loan Obligation	SOFR+1.47% - 2.10%(1)	363	—	January 15, 2038
Total			$7,290	$2,602
_______________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)As of March 31, 2026, there was $29 term loan outstanding at SOFR+1.90% and $14 revolving commitment outstanding at SOFR+2.05%.
(4)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(5)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €330 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.15 as of March 31, 2026 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £130 has been converted to U.S dollars at an exchange rate of £1.00 to $1.32 as of March 31, 2026 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD3 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.69 as of March 31, 2026 to reflect total amount outstanding in U.S. dollars.
(6)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of March 31, 2026, $44 of such letters of credit have been issued.
(7)As of March 31, 2026, the fair value of the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 was approximately $388, $480, $685, $405, $609, $715 and $399, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(8)As of March 31, 2026, the carrying values of the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 include a $9, $15 and $(1) increase (decrease), respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(9)As of March 31, 2026, there were $160.0 of Class A-1 Notes outstanding at SOFR+1.48%, $100.0 of Class A-1L Notes outstanding at SOFR+1.48%, $30.0 of Class A-1W Notes outstanding at SOFR+1.48%, $20.0 of Class A-2L Notes outstanding at SOFR+1.60%, $30.0 of Class B Notes outstanding at SOFR+1.75% and $40.0 of Class C Notes outstanding at SOFR+2.15%.
(10)As of March 31, 2026, there were $125.5 of Class A-1 Notes outstanding at SOFR+1.47%, $150.0 of Class A-1 Senior Floating Rate Loans outstanding at SOFR+1.47%, $19.0 of Class A-2 Notes outstanding at SOFR+1.65%, $35.6 of Class B Notes outstanding at SOFR+1.80% and $33.2 of Class C Notes outstanding at SOFR+2.10%.
See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
Equity Issuances
On May 9, 2025, we entered into separate equity distribution agreements, or the Equity Distribution Agreements, with each of Truist Securities, Inc., RBC Capital Markets, LLC, KKR Capital Markets LLC, and SMBC Nikko Securities America, Inc., pursuant to which we may, from time to time, issue and sell up to an aggregate gross amount of $750 million in shares of our common stock through public or at-the-market offerings, or the ATM Program. During the three months ended March 31, 2026, the Company did not issue or sell shares of its common stock under the ATM Program. For further details regarding the ATM Program and the Equity Distribution Agreements, see “At the Market” Offering” in Note 3 to our consolidated financial statements included herein.

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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the three months ended March 31, 2026 or 2025 represented a return of capital.
We intend to make our regular distributions in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a stockholder.
The following tables reflect the distributions per share that we have declared on our common stock during the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31, 2026
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 19, 2026	Base	March 18, 2026	April 2, 2026	$0.45
February 19, 2026	Supplemental	March 18, 2026	April 2, 2026	0.03
Total Dividends Declared				$0.48

	For the Three Months Ended March 31, 2025
Date Declared	Dividend	Record Date	Payment Date	Dividend per Share
February 25, 2025	Base	March 19, 2025	April 2, 2025	$0.64
February 25, 2025	Supplemental	March 19, 2025	April 2, 2025	0.06
Total Dividends Declared				$0.70
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.

Recent Developments
Distribution
On May 6, 2026, our Board of Directors declared a regular quarterly distribution of $0.42 per share which will be paid on or about July 2, 2026 to stockholders of record as of the close of business on June 17, 2026. The timing and amount of any future distributions to stockholders are subject to applicable legal restrictions and the sole discretion of our Board of Directors.
Senior Secured Revolving Credit Facility
On May 8, 2026, the Company entered into Amendment No. 1 to Third Amended and Restated Senior Secured Revolving Credit Agreement, or Amendment No. 1, amending that certain Third Amended and Restated Senior Secured Revolving Credit Agreement, originally dated July 16, 2025, by and among the Company, as borrower, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. Amendment No. 1 provides for, among other things, (i) a reduction of the total commitments to approximately $4,051.7 from $4,700.0, (ii) an increase in the applicable margin with respect to lenders other than any non-extending lender with respect to the Company (a) if the Gross Borrowing Base is equal to or greater than 1.60 times the Combined Debt Amount of the Company, (x) with respect to any ABR Loan, to 0.775% per annum from 0.65% per annum, and (y) in the case of any Term Benchmark Loan or RFR Loan, to 1.775% per annum from 1.65% per annum, and (b) if the Gross Borrowing Base of the Company is less than 1.60 times the Covered Debt Amount of the Company, (x) with respect to any ABR Loan, to 0.9% per annum from 0.775% per annum, and (y) in the case of any Term Benchmark Loan or RFR Loan, to 1.9% per annum from 1.775% per annum and (iii) a reset of the minimum Shareholders’ Equity floor to $3,750.0 from approximately $5,048.6.
KKR Tender Offer
Concurrently with the release of the Company’s financial results for the three months ended March 31, 2026, KKR Alternative Assets L.P., a Delaware limited partnership (the “Purchaser”), announced a third-party tender offer for up to $150.0 million in aggregate amount of shares of the Company’s common stock at a fixed price (the “KKR Tender Offer”).
Company Share Repurchase Program
On May 6, 2026, the Board authorized the repurchase by the Company of up to $300.0 million in aggregate amount of the Company’s common stock in the open market, by tender offer or in privately negotiated purchases in compliance with the Exchange Act and other applicable law (the “Company Share Repurchase Authorization”). In connection with the Company Share Repurchase Authorization, and after the completion of the KKR Tender Offer, the Company intends to enter into a trading plan under Exchange Act Rule 10b5-1, pursuant to which repurchases of shares of the Company’s common stock may be made in the open market beginning 11 business days after the completion of the KKR Tender Offer, at prices below net asset value per share. The timing, manner, price and amount of any share repurchases will be determined by the Company based upon the evaluation of economic and market conditions, the market price of the shares, applicable legal, contractual and regulatory requirements and other factors. The Company Share Repurchase Authorization is scheduled to expire on June 1, 2027, unless extended, or until the aggregate repurchase amount that has been approved by the Board has been expended. The Company Share Repurchase Authorization does not require the Company to repurchase any specific number of shares of the Company’s common stock and the Company cannot assure its stockholders that any shares will be repurchased under the program. The Company Share Repurchase Authorization may be suspended, extended, modified or discontinued at any time.
Convertible Preferred Stock Purchase Agreement
On May 10, 2026, the Company entered into a purchase agreement (the “Purchase Agreement”) with the Purchaser, pursuant to which the Purchaser has agreed to purchase $150.0 million in newly issued shares of the Company’s cumulative convertible perpetual preferred stock (the “Convertible Preferred Stock”). The Convertible Preferred Stock will be a series of the Company’s preferred stock, par value $0.001 per share.
The closing of the purchase is subject to the expiration of the KKR Tender Offer, and other customary closing conditions and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and is expected to occur on the 11th business day following the expiration of the KKR Tender Offer.
The Company intends to use the proceeds from the sale of Convertible Preferred Stock for general corporate purposes including, without limitation, funding any Company common stock repurchase program or debt repayment. The Convertible Preferred Stock will rank senior to the Company’s common stock with respect to all liquidation, winding up, dissolution, dividend and distribution rights. The Convertible Preferred Stock will have a liquidation preference equal to $25.00 per share (the “Liquidation Preference”), plus an amount equal to all accrued but unpaid dividends, if any, accumulated to (but excluding) the date fixed for distribution or payment, whether or not earned or declared by the Company, but excluding interest on any such distribution or payment. Dividends on the Convertible Preferred Stock will be payable on a quarterly basis in an initial amount equal to 5.00% per annum of the Liquidation

Preference per share, payable in cash or, at the Company's option, 7.00% per annum of the Liquidation Preference per share payable in additional shares of Convertible Preferred Stock; provided that the Company shall be prohibited from paying dividends in additional shares of Convertible Preferred Stock if the conversion feature at the time of issuance of such additional shares is equal to or greater than 10.00% of the value of the Convertible Preferred Stock. After the 5.5-year anniversary of the issue date, the dividend rate will increase annually by 1.00% per annum.
After the 6-month anniversary of the issue date, the Convertible Preferred Stock will be convertible into (i) the number of shares of the Company’s common stock equal to the quotient of (a) the Liquidation Preference, plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but excluding interest on such dividends) to, but excluding, the date fixed for such conversion and (b) the conversion price as of the applicable conversion date (which shall not be less than the NYSE Minimum Price (as defined below)), plus (ii) cash in lieu of fractional shares. The initial conversion price will equal $18.83; provided, however, that in no event shall the conversion price be less than the NYSE Minimum Price.
At any time, upon approval by the Board, including a majority of the Independent Directors, the Company may, at its election, redeem all or any part of the then-outstanding shares of Convertible Preferred Stock in cash at a price per share equal to the Liquidation Preference, plus an amount equal to all accumulated but unpaid dividends, if any, accumulated to (but excluding) the date fixed for redemption, whether or not earned or declared by the Company, but excluding interest on any such distribution or payment. The Purchaser will have the right to convert any shares of the Convertible Preferred Stock prior to the date fixed for such redemption. At any time on or after the thirty-six month anniversary of the issue date, upon approval by the Board, including a majority of the Independent Directors, so long as the volume weighted average price of the Company’s Shares on the NYSE for the 30 consecutive trading days ending on (and including) the trading day immediately preceding the date on which the Company delivers notice of redemption equals or exceeds the conversion price then in effect, the Company may, at its election, redeem all or any part of the then then-outstanding shares of Convertible Preferred Stock by delivering Shares in lieu of cash, at a redemption price equal to the Liquidation Preference, plus an amount equal to all accumulated but unpaid dividends, if any, accumulated to (but excluding) the date fixed for redemption, whether or not earned or declared by the Company, but excluding interest on any such distribution or payment. The Purchaser will have the right to convert any shares of the Convertible Preferred Stock prior to the date fixed for such redemption.
At any time after the 6-year anniversary of the issue date, upon 90 days’ notice, the Purchaser will have the option, at its election, to require the Company to redeem any or all of the then-outstanding shares of Convertible Preferred Stock for cash consideration equal to the Liquidation Preference of the shares of Convertible Preferred Stock to be redeemed, plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but excluding interest on such dividends) to, but excluding, the date fixed for such redemption. The Purchaser will have the right to convert any shares of Convertible Preferred Stock prior to the date fixed for any such redemption.
Upon the occurrence of a Change of Control of the Company (as defined in the articles supplementary that will establish the Convertible Preferred Stock), the Purchaser will have the option to require the Company to immediately redeem all then-outstanding shares of Convertible Preferred Stock for cash consideration equal to the Liquidation Preference thereof, plus an amount equal to all accumulated but unpaid dividends thereon to, but excluding, the redemption date (whether or not earned or declared, but excluding interest). The Purchaser will have the right to convert any shares of Convertible Preferred Stock prior to the date fixed for such Change of Control redemption.
Pursuant to the Purchase Agreement, the Purchaser has agreed that, for a period of one year following the issuance of the Convertible Preferred Stock (the “Restriction Date”), it will not, directly or indirectly, sell, pledge, transfer, dispose of, or enter into any swap or other arrangement that transfers any of the economic consequences of ownership of the Convertible Preferred Stock or the shares of the Company’s common stock into which it is convertible, subject to exceptions for (i) redemption of Convertible Preferred Stock by the Company and (ii) the Purchaser’s exercise of its conversion right. Following the Restriction Date, the Purchaser will be required to notify the Board of any transfer substantially concurrently therewith.
Each holder of Convertible Preferred Stock will be entitled to vote on an as-converted basis on each matter submitted to a vote of stockholders of the Company. In addition, for so long as the Company is subject to the 1940 Act, the holders of Convertible Preferred Stock, voting separately as a single class, shall have the right to elect two (2) members of the Board at all times (initially expected to be James H. Kropp and Elizabeth J. Sandler), and the balance of the directors shall be elected by the holders of shares of the Company’s common stock and the Convertible Preferred Stock voting together; provided, however, if the Adviser is the Company’s investment adviser and the Purchaser or its affiliates beneficially own greater than 50% of the outstanding Convertible Preferred Stock, the Independent Directors of the Company selected by the Purchaser or its affiliates shall be eligible to serve as directors elected separately by the holders of Convertible Preferred Stock. If, at any time, accumulated dividends on the outstanding shares of Convertible Preferred Stock equal to at least two full years’ dividends shall be due and unpaid, or if holders of any other preferred stock become entitled to elect a majority of directors of the Company under the 1940 Act, then the number of directors constituting the Board shall automatically increase by the smallest number that, when added to the two directors elected exclusively by holders of the Convertible Preferred Stock, would constitute a majority of the Board. During any such period, the holders of the

Convertible Preferred Stock and the holders of any other outstanding preferred stock of the Company shall have the power to elect such additional directors, voting separately as a class.
“NYSE Minimum Price” means the lower of (x) the official closing price of the shares of the Company’s common stock on the NYSE immediately preceding the signing of the Purchase Agreement and (y) the average official closing price of the shares of the Company’s common stock on the NYSE for the five trading days immediately preceding the signing of the Purchase Agreement, in each case, as adjusted pursuant to certain anti-dilution adjustments.
The shares of Convertible Preferred Stock were offered in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). These securities have not and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
The description above is only a summary of the material provisions of the Purchase Agreement and is qualified in its entirety by reference to the copy of the Purchase Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Registration Rights Agreement
Concurrently with the issuance of the Convertible Preferred Stock, the Company and the Purchaser expect to enter into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Purchaser (and certain permitted transferees) will have the right to require the Company to register for resale under the Securities Act shares of the Company’s common stock issued upon conversion of the Convertible Preferred Stock and certain other shares of the Company’s common stock held by the Purchaser and its affiliates as of the closing date of the Convertible Preferred Stock offering (collectively, the “Registrable Securities”). The Purchaser will have demand registration rights (not to exceed three Demand Requests (as defined in the Registration Rights Agreement) in any 365-day period), customary piggyback registration rights in connection with Company-initiated registrations, and the right to require the Company to use commercially reasonable efforts to maintain a continuously effective shelf registration statement on Form N-2 covering the Registrable Securities from and after the Registration Date until the Purchaser has sold all Registrable Securities. The Registration Rights Agreement will include customary indemnification and contribution provisions, which survive termination of the Registration Rights Agreement.
The description above is only a summary of the material provisions of the Registration Rights Agreement and is qualified in its entirety by reference to the copy of the Registration Rights Agreement, a form of which is included in the Purchase Agreement filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.
Subordinated Income Incentive Fee Waiver
Beginning with the quarter ending June 30, 2026, KKR Credit has agreed to waive 100% of its portion of the subordinated income incentive fee (the “Incentive Fee Waiver”). The Incentive Fee Waiver applies to 50% of the subordinated income incentive fee that would otherwise be paid by the Company under the Advisory Agreement. The Incentive Fee Waiver will continue for four consecutive quarters.
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

As of March 31, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 95.67% of our total assets, as compared to 94.76% of our total assets as of December 31, 2025.
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

The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the three months ended March 31, 2026 and 2025.

Off-Balance Sheet Arrangements
We currently have no off-balance sheet arrangements, including any risk management of commodity pricing or other hedging practices.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of March 31, 2026, 61.2% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 7.9% were debt investments paying fixed interest rates while 20.3% were other income producing investments, 6.4% consisted of non-income producing investments, and the remaining 4.2% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated incentive fee on income, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
Pursuant to the terms of the Callowhill Credit Facility, CCT Tokyo Funding Credit Facility, Meadowbrook Run Credit Facility, Senior Secured Revolving Credit Facility, the CLO-2 Notes and the CLO-3 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031, we pay interest to the holders of such notes at a fixed rate, except that the 6.875% Notes due 2029, the 6.125% Notes due 2030 and the 6.125% Notes due 2031 have been swapped from a fixed rate to a floating rate through interest rate swaps. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of March 31, 2026 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 250 basis points	$(194)	$(132)	$(62)	(12.9)%
Down 200 basis points	(156)	(106)	(50)	(10.4)%
Down 150 basis points	(117)	(79)	(38)	(7.9)%
Down 100 basis points	(78)	(53)	(25)	(5.2)%
Down 50 basis points	(39)	(26)	(13)	(2.7)%
Up 50 basis points	39	26	13	2.7%
Up 100 basis points	78	53	25	5.2%
Up 150 basis points	117	79	38	7.9%
Up 200 basis points	156	106	50	10.4%
Up 250 basis points	194	132	62	12.9%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.

(2)Assumes current debt outstanding as of March 31, 2026, and no changes over the next twelve months. Includes the effect of interest rate swaps designed as hedging instruments.
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
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of March 31, 2026, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of March 31, 2026 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of March 31, 2026					Economic Hedging As of March 31, 2026
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of March 31, 2026 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	3.1	$2.1	$2.6	$0.3	A$	0.6	$0.4
British Pound Sterling		£169.2	223.1	229.7	23.0		£137.7	181.2
Euros		€323.0	372.0	384.5	38.5		€10.6	12.2
Swedish Krona	SEK	1,071.9	112.4	89.3	8.9	SEK	461.3	48.4
Total			$709.6	$706.1	$70.7			$242.2
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
As of March 31, 2026, the net contractual amount of our foreign currency forward contracts totaled $241.7, all of which related to hedging of our foreign currency denominated debt investments. As of March 31, 2026, we had outstanding borrowings denominated in foreign currencies of €330, £130 and AUD3 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 10, Commitments and Contingencies — Litigation, to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Item 1A.    Risk Factors.
Investors should carefully consider the risks referenced below and all other information contained in this Quarterly Report on Form 10-Q, including our interim financial statements and the related notes thereto, before making a decision to purchase our securities. Any such risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may have a material adverse effect on our business, financial condition and/or operating results, as well as the market price of our securities.
There have been no material changes during the three months ended March 31, 2026 to the risk factors previously disclosed in our Annual Report on Form 10‑K for the year ended December 31, 2025 (filed with the SEC on February 25, 2026) which could materially affect our business, financial condition or operating results.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not sell any equity securities during the fiscal quarter ended March 31, 2026 that were not registered under the Securities Act.
Affiliated Purchaser Programs
As previously disclosed, certain affiliates of the owners of the Adviser committed $100 to a $350 investment vehicle that may invest from time to time in shares of the Company. No shares of the Company were purchased by such investment vehicle during the quarter ended March 31, 2026.
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
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended March 31, 2026. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026	—	$—	—	$—
February 1, 2026 through February 28, 2026	—	—	—	—
March 1, 2026 through March 31, 2026	—	—	—	—
	—	$—	—
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Stock Repurchase Program and the Affiliated Purchaser Program.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item  5.    Other Information.
Senior Secured Revolving Credit Facility
On May 8, 2026, the Company entered into Amendment No. 1 to Third Amended and Restated Senior Secured Revolving Credit Agreement, or Amendment No. 1, amending that certain Third Amended and Restated Senior Secured Revolving Credit Agreement, originally dated July 16, 2025, by and among the Company, as borrower, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and ING Capital LLC, as collateral agent. Amendment No. 1 provides for, among other things, (i) a reduction of the total commitments to approximately $4,051.7 from $4,700.0, (ii) an increase in the applicable margin with respect to lenders other than any non-extending lender with respect to the Company (a) if the Gross Borrowing Base is equal to or greater than 1.60 times the Combined Debt Amount of the Company, (x) with respect to any ABR Loan, to 0.775% per annum from 0.65% per annum, and (y) in the case of any Term Benchmark Loan or RFR Loan, to 1.775% per annum from 1.65% per annum, and (b) if the Gross Borrowing Base of the Company is less than 1.60 times the Covered Debt Amount of the Company, (x) with respect to any ABR Loan, to 0.9% per annum from 0.775% per annum, and (y) in the case of any Term Benchmark Loan or RFR Loan, to 1.9% per annum from 1.775% per annum and (iii) a reset of the minimum Shareholders’ Equity floor to $3,750.0 from approximately $5,048.6.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Price Range of Common Stock
Our common stock is traded on the NYSE under the symbol “FSK”. The following table sets forth, for each fiscal quarter during the last two full fiscal years and the current fiscal year to date: (i) the net asset value per share of our common stock, (ii) the range of high and low closing sales prices of our common stock as reported on the NYSE, and (iii) the closing high and low sales prices as a premium (discount) to net asset value during the appropriate period.

		Closing Sales Price		Premium / (Discount) of High Sales Price to NAV(2)	Premium / (Discount) of Low Sales Price to NAV(2)
For the Three Months Ended (unless otherwise indicated)	NAV per Share(1)	High	Low
Fiscal Year Ending December 31, 2026
March 31, 2026	$18.83	$14.93	$9.91	(20.71)%	(47.37)%
Second Quarter of 2026 (through May 6, 2026)	N/A*	11.62	10.11	N/A*	N/A*
Fiscal Year Ended December 31, 2025
March 31, 2025	23.37	24.06	20.47	2.95%	(12.41)%
June 30, 2025	21.93	21.50	17.95	(1.96)%	(18.15)%
September 30, 2025	21.99	22.48	14.93	2.23%	(32.11)%
December 31, 2025	20.89	16.13	14.16	(22.79)%	(32.22)%
Fiscal Year Ended December 31, 2024
March 31, 2024	24.32	20.89	18.36	(14.10)%	(24.51)%
June 30, 2024	23.95	20.71	18.82	(13.53)%	(21.42)%
September 30, 2024	23.82	20.43	18.74	(14.23)%	(21.33)%
December 31, 2024	23.64	22.22	19.71	(6.01)%	(16.62)%
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

On May 6, 2026, the last reported closing sales price of our common stock on the NYSE was $11.42 per share. As of May 6, 2026, we had 7,571 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.
Shares of BDCs may trade at a market price that is less than the value of the net assets attributable to those shares. The possibility that shares of our common stock will trade at a discount from NAV or at premiums that are unsustainable over the long term are separate and distinct from the risk that our NAV will decrease. It is not possible to predict whether our shares will trade at, above or below NAV.
Fees and Expenses
The information in the following table is being provided to update, as of March 31, 2026, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-282226), which became effective automatically upon filing with the SEC on September 19, 2024, as supplemented by the prospectus supplement relating to our ATM Program (as defined in “At the Market” Offering” in Note 3 to our consolidated financial statements included herein), dated May 9, 2025, as may be further amended and supplemented from time to time. The information is intended to assist stockholders in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution stockholders that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the three months ended March 31, 2026 and net assets as of March 31, 2026, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses (as a percentage of offering price)
Sales load or other commission payable by us(1)	—%
Offering expenses(2)	—%
Distribution reinvestment plan expenses(3)	None
Total stockholder expenses	—%

Annual expenses (as a percentage of net assets attributable to common stock)(4)
Base management fee(5)	3.30%
Incentive fees payable under the Advisory Agreement(6)	1.72%
Interest payments on borrowed funds(7)	9.08%
Other expenses(8)	0.96%
Acquired fund fees and expenses(9)	2.17%
Total annual expenses(10)	17.23%
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
(4)“Net assets attributable to common stock” equals our average net assets of $5.8 billion as of March 31, 2026.
(5)Our base management fee under the Advisory Agreement is payable quarterly in arrears and is calculated at an annual rate of 1.50% of the average weekly value of our gross assets (excluding cash and cash equivalents), which are assumed to equal 228% of our average net assets as described in footnote 4 above. To the extent our gross assets financed by leverage exceed 1.0x debt-to-equity, the excess amount of gross assets are calculated at rate of 1.00%. The base management fee shown in the table above is higher than 1.50% because the base management fee in the table is required to be calculated as a percentage of our average net assets, rather than gross assets.
(6)The incentive fee in the Advisory Agreement consists of two parts. The first part of the incentive fee, which is referred to as the subordinated incentive fee on income, will be calculated and payable quarterly in arrears, will equal 17.5% of our “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. The amount in the table above assumes that the subordinated incentive fee on income will be 1.72% of average net assets. This figure is based on the subordinated incentive fees on income accrued for the quarter ended March 31, 2026 recalculated based on the base management fee and incentive fee in the Advisory Agreement, and assumes that such amount represents the subordinated incentive fees on income that will be payable over the twelve months following March 31, 2026. The actual subordinated incentive fee on income as a percentage of our average net assets may be higher than this amount. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The amount in the table assumes that there is no incentive fee on capital gains and is based on the net unrealized depreciation as of March 31, 2026. Such amounts are expressed as a percentage of the average net assets as of such date.
(7)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a discussion of our financing arrangements. The calculation assumes the following based on results of operations for the three months ended March 31, 2026: (i) $15.4 billion in total assets, (ii) a weighted average cost of funds of 5.27%, (iii) $9.9 billion in debt outstanding (i.e., assumes that the maximum amount of available borrowings under our current debt facilities that we are permitted under the 1940 Act minimum asset coverage requirement is outstanding as of ) and (iv) $5.3 billion in stockholders’ equity.
(8)Other expenses include accounting, legal and auditing fees and excise and state taxes, as well as the reimbursement of the compensation of administrative personnel and fees payable to our directors who do not also serve in an executive officer capacity for us or the Adviser. The amount presented in the table reflects annualized results of our operations for the quarter ended March 31, 2026.
(9)Stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act. This amount includes the fees and expenses of COPJV, our joint venture with SCRS. The amount shown is the expense ratio of COPJV for the quarter ended March 31, 2026 and multiplied by the value of the Company’s holding of COPJV as of March 31, 2026, divided by the Company’s net assets as of March 31, 2026.
(10)“Total annual expenses” as a percentage of net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “total annual expenses” percentage were calculated instead as a percentage of total assets, our “total annual expenses” would be 7.6% of total assets.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return (none of which is subject to our incentive fee on capital gains)(1):	$147	$396	$596	$938
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$156	$415	$618	$954
________________
(1)Assumes no return from net realized capital gains or net unrealized capital appreciation.
The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. Because the example assumes, as required by the SEC, a 5.0% annual return, no subordinated incentive fee on income would be accrued and payable in any of the indicated time periods. Our performance will vary and may result in a return greater or less than 5.0%. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all distributions at net asset value, reinvestment of distributions under our distribution reinvestment plan may occur at a price per share that differs from the then-current net asset value per share. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional information regarding our distributions and our distribution reinvestment plan.

Item 6.    Exhibits

10.1*
Amendment No. 1 to the Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 8, 2026, among FSK Capital Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders party thereto.

10.2
Purchase Agreement, dated as of May 10, 2026, by and between the Company and KKR Alternative Assets L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2026.)

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
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2026.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer