Form 10-Q
period 2026-06-30
FS KKR Capital Corp
filed 2026-08-06
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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
There were 276,340,280 shares of the registrant’s common stock outstanding as of August 5, 2026.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$7,393 and $8,406, respectively)	$6,864	$8,164
Non-controlled/affiliated investments (amortized cost—$743 and $929, respectively)	765	855
Controlled/affiliated investments (amortized cost—$4,469 and $4,406, respectively)	3,789	3,990
Total investments, at fair value (amortized cost—$12,605 and $13,741, respectively)	11,418	13,009
Cash and cash equivalents	107	181
Foreign currency, at fair value (cost—$2 and $27, respectively)	2	27
Receivable for investments sold and repaid	310	313
Income receivable	89	98
Unrealized appreciation on foreign currency forward contracts	1	—
Deferred financing costs	31	32
Prepaid expenses and other assets	36	69
Total assets	$11,994	$13,729
Liabilities
Payable for investments purchased	$1	$8
Debt (net of deferred financing costs and discount of $50 and $45, respectively)	6,471	7,634
Unrealized depreciation on foreign currency forward contracts	3	10
Stockholder distributions payable	118	—
Management fees payable	44	50
Subordinated income incentive fees payable	12	28
Administrative services expense payable	3	1
Interest payable	61	77
Other accrued expenses and liabilities	13	72
Total liabilities	6,726	7,880
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, respectively; 6,000,000 and 0 Cumulative Convertible Perpetual Preferred Stock, Series A shares, $0.001 par value per share, $25.00 liquidation preference per share, issued and outstanding, respectively	150	—

Stockholders’ equity
Common stock, $0.001 par value per share, 750,000,000 shares authorized, respectively, 279,688,633 and 280,066,433 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,195	9,199
Retained earnings (accumulated deficit)	(4,077)	(3,350)
Total stockholders’ equity	5,118	5,849
Total liabilities, preferred stock and stockholders’ equity	$11,994	$13,729
Net asset value per share of common stock at period end	$18.30	$20.89

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Investment income
From non-controlled/unaffiliated investments:
Interest income	$166	$224	$343	$441
Paid-in-kind interest income	8	15	14	31
Fee income	4	9	6	23
Dividend and other income	2	12	11	24
From non-controlled/affiliated investments:
Interest income	2	8	3	16
Paid-in-kind interest income	13	18	25	36
Fee income	—	—	—	3
Dividend and other income	—	6	2	15
From controlled/affiliated investments:
Interest income	7	13	15	28
Paid-in-kind interest income	21	20	41	48
Fee income	1	—	1	—
Dividend and other income	66	73	133	133
Total investment income	290	398	594	798

Operating expenses
Management fees	44	53	92	105
Subordinated income incentive fees	23	36	48	75
Administrative services expenses	3	2	5	5
Accounting and administrative fees	1	1	2	2
Interest expense	101	125	206	238
Other general and administrative expenses	7	8	13	13
Total operating expenses	179	225	366	438
Subordinated income incentive fee waiver	(11)	—	(11)	—
Net expenses	168	225	355	438
Net investment income	122	173	239	360

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(5)	(66)	(46)	(106)
Non-controlled/affiliated investments	(72)	(1)	(170)	8
Controlled/affiliated investments	—	(68)	(56)	(55)
Net realized gain (loss) on foreign currency forward contracts	—	(3)	(4)	(3)
Net realized gain (loss) on foreign currency	(4)	(6)	(9)	(5)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	(47)	58	(286)	116
Non-controlled/affiliated investments	85	(62)	95	(82)
Controlled/affiliated investments	(116)	(151)	(264)	(203)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)	(10)	8	(20)
Net change in unrealized gain (loss) on foreign currency	6	(59)	20	(85)
Total net realized and unrealized gain (loss)	(154)	(368)	(712)	(435)
Provision for taxes on investments	—	(11)	—	(11)
Realized loss on extinguishment of debt	(2)	(3)	(2)	(3)
Net increase (decrease) in net assets resulting from operations	$(34)	$(209)	$(475)	$(89)

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per share of common stock)—basic	$(0.13)	$(0.75)	$(1.70)	$(0.32)
Weighted average shares of common stock outstanding—basic	280,060,267	280,066,433	280,063,316	280,066,433
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per share of common stock)—diluted	$(0.13)	$(0.75)	$(1.70)	$(0.32)
Weighted average shares of common stock outstanding—diluted	280,235,393	280,066,433	280,151,363	280,066,433
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(dollar amounts in millions unless otherwise noted)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Operations
Net investment income (loss)	$122	$173	$239	$360
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(83)	(158)	(287)	(175)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	(79)	(165)	(447)	(189)
Net change in unrealized gain (loss) on foreign currency	6	(59)	20	(85)
Net increase (decrease) in net assets resulting from operations	(34)	(209)	(475)	(89)
Stockholder distributions
Distributions to common stockholders	(118)	(196)	(252)	(392)
Net decrease in net assets resulting from stockholder distributions	(118)	(196)	(252)	(392)
Capital share transactions
Repurchases of common stock	(4)	—	(4)	—
Net increase (decrease) in net assets resulting from capital share transactions	(4)	—	(4)	—
Total increase (decrease) in net assets	(156)	(405)	(731)	(481)
Net assets at beginning of period	5,274	6,546	5,849	6,622
Net assets at end of period	$5,118	$6,141	$5,118	$6,141

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(dollar amounts in millions unless otherwise noted)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(475)	$(89)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,096)	(3,104)
Paid-in-kind interest	(80)	(116)
Proceeds from sales and repayments of investments	2,047	2,763
Net realized (gain) loss on investments	272	153
Net change in unrealized (appreciation) depreciation on investments	455	169
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(8)	20
Realized loss on extinguishment of debt	2	3
Accretion of discount	(11)	(23)
Amortization of deferred financing costs and discount	9	11
Net change in unrealized (appreciation) depreciation on foreign currency translation	(10)	108
(Increase) decrease in receivable for investments sold and repaid	—	(134)
(Increase) decrease in income receivable	9	(7)
(Increase) decrease in prepaid expenses and other assets	4	(16)
Increase (decrease) in payable for investments purchased	—	1
Increase (decrease) in management fees payable	(6)	—
Increase (decrease) in subordinated income incentive fees payable	(16)	1
Increase (decrease) in administrative services expense payable	2	3
Increase (decrease) in interest payable	(16)	(28)
Increase (decrease) in other accrued expenses and liabilities	(61)	(25)
Net cash provided by (used in) operating activities	1,021	(310)
Cash flows from financing activities
Issuance of Cumulative Convertible Perpetual Preferred Stock, Series A	150	—
Repurchases of common stock	(2)	—
Distributions to common stockholders	(134)	(196)
Borrowings under financing arrangements	2,481	5,500
Repayments of financing arrangements	(3,600)	(4,971)
Deferred financing costs paid	(15)	(7)
Net cash provided by (used in) financing activities	(1,120)	326
Effect of exchange rate changes on cash	—	—
Total increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(99)	16
Cash, cash equivalents, restricted cash and foreign currency at beginning of period	208	296
Cash, cash equivalents, restricted cash and foreign currency at end of period(1)	$109	$312
Supplemental information
Federal income taxes paid during the period	$0	$7
Interest paid during the period	$213	$255
______________
(1)As of June 30, 2026, includes cash and cash equivalents of $107 and foreign currency of $2. Restricted cash is the cash collateral required to be posted pursuant to the Fund’s derivative contracts.
Supplemental disclosure of non-cash operating activities:
During the six months ended June 30, 2025, the Company contributed $294 of investments at fair value to Credit Opportunities Partners JV, LLC.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—131.0%
3Pillar Global Inc	(v)	Software & Services	SF	+	6.0%			0.8%	11/2026		$7.7	$7.7	$6.7
3Pillar Global Inc	(v)	Software & Services	SF	+	6.0%			0.8%	11/2027		121.5	121.3	104.8
3Pillar Global Inc	(x)	Software & Services	SF	+	6.0%			0.8%	11/2026		1.4	1.4	1.2
48Forty Solutions LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	01/2031		15.6	15.1	15.6
48Forty Solutions LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.3%			1.0%	01/2031		20.8	20.2	20.8
48Forty Solutions LLC	(ad)(x)	Commercial & Professional Services	SF	+	4.8%			1.0%	01/2031		6.3	6.3	6.3
48Forty Solutions LLC	(ad)(x)	Commercial & Professional Services	SF	+	4.8%			1.0%	01/2031		1.6	1.6	1.6
Aareon AG	(v)(w)	Software & Services	E	+	4.5%	(0.0% PIK	/ 1.8% PIK)	0.0%	09/2031		€3.5	3.9	4.0
Aareon AG	(w)(x)	Software & Services	E	+	4.5%	(0.0% PIK	/ 1.8% PIK)	0.0%	09/2031		10.1	11.3	11.2
Actium Holdings Ltd (fka Alpha Financial Markets Consulting)	(v)(w)	Commercial & Professional Services	SA	+	4.8%			0.0%	08/2031		£4.5	5.8	5.9
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF	+	6.5%			1.0%	08/2026		$2.3	2.3	2.2
Advanced Dermatology & Cosmetic Surgery	(k)(l)(v)	Health Care Equipment & Services	SF	+	6.5%			1.0%	05/2027		44.7	44.3	41.3
Advanced Dermatology & Cosmetic Surgery	(x)	Health Care Equipment & Services	SF	+	6.5%			1.0%	08/2026		1.2	1.2	1.1
Advania Sverige AB	(aa)(v)(w)	Software & Services	E	+	4.3%			0.0%	05/2031		€5.0	5.4	4.9
Advania Sverige AB	(v)(w)	Software & Services	SA	+	5.0%			0.0%	06/2031		£51.4	65.0	62.1
Advania Sverige AB	(v)(w)	Software & Services	SR	+	5.0%			0.0%	06/2031	SEK	161.1	14.9	15.1
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/2031		$16.2	16.2	16.2
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF	+	5.5%			0.7%	06/2031		6.2	5.9	6.2
AGS Health LLC	(k)(v)	Software & Services	SF	+	4.3%			0.5%	08/2032		17.3	17.3	16.9
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		2.1	2.1	2.1
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.0	6.0	5.8
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	6.3%	(5.3% PIK	/ 5.3% PIK)	1.0%	02/2030		3.8	3.7	3.8
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		1.7	1.7	1.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		2.3	2.3	2.3
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2032		3.2	3.2	3.1
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.5%			0.8%	08/2032		1.5	1.5	1.5
American Vision Partners Corp	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2027		89.1	88.9	89.1
American Vision Partners Corp	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	09/2026		7.2	7.2	7.2
Apex Service Partners LLC	(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029		2.4	2.4	2.4
Apex Service Partners LLC	(k)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		30.8	30.8	30.8
Apex Service Partners LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		92.3	91.6	92.3
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029		2.8	2.8	2.8
Arcfield Acquisition Corp	(x)	Capital Goods	SF	+	5.0%			0.5%	10/2031		6.0	6.0	6.0
Atwell LLC	(p)(v)	Capital Goods	SF	+	5.0%			0.8%	04/2033		3.2	3.2	3.2
Atwell LLC	(x)	Capital Goods	SF	+	5.0%			0.8%	04/2033		0.4	0.4	0.4
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	6.0%	PIK		1.0%	09/2026		29.6	29.6	29.6
ATX Networks Corp	(ad)(v)(w)(y)(z)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2026		100.3	94.6	61.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2028	$3.8	$3.8	$3.8
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028	66.6	66.5	59.6
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028	8.4	8.4	7.5
Avetta LLC	(l)(v)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	8.4	8.3	8.4
Avetta LLC	(x)	Software & Services	SF	+	4.2%			0.5%	07/2030	1.8	1.8	1.8
Avetta LLC	(x)	Software & Services	SF	+	4.3%			0.5%	07/2030	0.8	0.8	0.8
Avetta LLC	(x)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	3.7	3.7	3.7
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/2031	£1.7	2.1	2.2
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031	€0.8	0.8	0.9
Belk Inc	(ac)(v)	Consumer Discretionary Distribution & Retail			15.0%				07/2029	$16.9	16.9	17.2
BGB Group LLC	(l)(v)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	26.5	26.5	26.7
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	2.6	2.6	2.6
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	4.8	4.8	4.8
Bonterra LLC	(k)(l)(p)(v)	Software & Services	SF	+	5.0%			0.8%	03/2032	116.7	116.2	113.8
Bonterra LLC	(v)	Software & Services	SF	+	5.0%			0.8%	03/2032	3.4	3.4	3.3
Bonterra LLC	(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	17.0	17.0	16.6
Bonterra LLC	(x)	Software & Services	SF	+	5.0%			0.8%	03/2032	13.6	13.6	13.3
Cadence Education LLC	(k)(l)(v)	Consumer Services	SF	+	5.0%			0.8%	05/2031	14.3	14.3	14.2
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2030	8.5	8.5	8.4
Cambrex Corp	(k)(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/2032	30.7	30.5	30.9
Cambrex Corp	(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/2032	2.4	2.4	2.4
Cambrex Corp	(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/2032	9.4	9.4	9.5
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/2032	5.9	5.9	5.9
Carrier Fire Protection	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	1.5	1.5	1.5
Carrier Fire Protection	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2031	10.1	10.1	10.1
Carrier Fire Protection	(v)	Commercial & Professional Services	E	+	4.5%			0.5%	07/2031	€2.4	2.5	2.7
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	$1.1	1.1	1.1
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2031	2.1	2.1	2.1
Circana Group (f.k.a. NPD Group)	(k)(l)(v)	Consumer Services	SF	+	4.3%			0.8%	12/2029	17.3	17.3	17.3
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF	+	4.3%			0.8%	12/2028	4.3	4.3	4.3
Civica Group Ltd	(v)(w)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	£3.5	4.7	4.4
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	4.0	4.8	4.6
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 5.5% PIK)	0.0%	08/2030	3.6	4.4	4.0
Clarience Technologies LLC	(k)(l)(p)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	$80.5	80.5	80.1
Clarience Technologies LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	02/2032	2.3	2.3	2.3
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	02/2031	11.1	11.1	11.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	$24.5	$24.5	$24.4
CLEAResult Consulting Inc	(k)(l)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	10.9	10.8	10.9
CLEAResult Consulting Inc	(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	2.0	2.0	2.0
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	2.5	2.5	2.5
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/2031	3.0	3.0	3.0
Clearwater Analytics LLC	(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/2033	14.3	14.3	14.3
Clearwater Analytics LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/2033	2.7	2.6	2.6
Clearwater Analytics LLC	(x)	Software & Services	SF	+	4.5%			0.5%	06/2033	1.7	1.7	1.7
ClubCorp Club Operations Inc	(p)	Consumer Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/2032	10.9	10.9	10.9
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/2032	0.7	0.7	0.7
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.3%			0.8%	06/2032	1.1	1.1	1.1
Com Laude Group Ltd	(v)(w)	Software & Services	SF	+	5.0%			0.8%	12/2032	15.9	15.8	15.5
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	3.1	3.1	3.1
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	1.3	1.3	1.2
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.3%			0.8%	12/2032	3.0	3.0	2.9
Community Brands Inc	(k)(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	50.9	50.6	48.4
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	4.0	4.0	3.8
Conservice LLC	(v)	Software & Services	SF	+	4.5%			0.8%	02/2033	12.6	12.6	12.3
Conservice LLC	(x)	Software & Services	SF	+	4.5%			0.8%	02/2033	1.7	1.7	1.7
Consilium Safety Group AB	(w)(x)	Capital Goods	E	+	5.5%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031	€9.8	10.5	10.6
Corsearch Intermediate Inc	(v)	Software & Services	SF	+	6.0%			1.0%	04/2028	$30.1	29.4	26.4
CSafe Global	(p)(v)	Transportation	SF	+	5.8%			0.8%	12/2028	67.4	67.4	67.4
CSafe Global	(v)	Transportation	SA	+	5.8%			0.8%	12/2028	£15.2	19.5	20.2
CSafe Global	(v)	Transportation	SF	+	5.8%			0.8%	03/2029	$3.8	3.8	3.8
CSafe Global	(x)	Transportation	SF	+	5.8%			0.8%	03/2029	5.4	5.4	5.4
Cyncly	(v)(w)	Software & Services	SF	+	4.8%			0.0%	04/2032	0.6	0.6	0.6
Cyncly	(w)(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	04/2032	3.2	3.2	3.1
Cyncly	(w)(x)	Software & Services	SF	+	4.8%			0.0%	04/2032	4.1	4.1	4.0
Dedalus Finance GmbH	(aa)(v)(w)	Software & Services	E	+	3.5%			0.0%	05/2030	€1.0	1.1	1.1
Dental Care Alliance Inc	(ac)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	06/2031	$10.0	9.4	10.0
Dental Care Alliance Inc	(ac)(v)	Health Care Equipment & Services	SF	+	6.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	06/2031	58.2	58.2	58.2
Dental365 LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028	26.6	26.6	26.6
Dental365 LLC	(k)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028	13.6	13.6	13.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/2028	5.1	5.1	5.1
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028	1.3	1.3	1.3
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	4.8%			0.8%	12/2029	0.9	0.9	0.9
DOXA Insurance Holdings LLC	(k)(l)(v)	Insurance	SF	+	4.8%			0.8%	12/2030	29.3	29.1	28.6
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	4.9%			0.8%	12/2030	14.0	14.0	13.9
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	4.8%			0.8%	12/2029	2.4	2.4	2.3
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	5.0%			0.8%	12/2030	8.6	8.6	8.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
DuBois Chemicals Inc	(k)(l)(v)	Materials	SF	+	5.0%			0.8%	06/2031		$49.8	$49.6	$48.9
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		14.7	14.7	14.4
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			0.5%	06/2032		10.8	10.8	10.8
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			0.5%	06/2032		12.0	12.0	12.0
Envirotainer Ltd	(w)(x)	Transportation	E	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.0%	07/2029		€2.7	2.8	2.8
Excelitas Technologies Corp	(l)(v)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		$22.3	22.3	22.2
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2028		2.4	2.4	2.4
Flexera Software LLC	(k)(l)(p)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		59.8	59.7	57.6
Flexera Software LLC	(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		1.7	1.7	1.6
Flexera Software LLC	(x)	Software & Services	SF	+	4.8%			0.5%	08/2032		6.5	6.5	6.2
Follett Software Co	(k)(v)	Software & Services	SF	+	4.5%			0.5%	08/2031		18.7	18.6	18.5
Follett Software Co	(x)	Software & Services	SF	+	4.5%			0.5%	08/2030		5.6	5.6	5.5
Fortnox AB	(w)(x)	Software & Services	SR	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	06/2032	SEK	85.7	9.0	8.6
Foundation Consumer Brands LLC	(k)(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		$22.1	21.5	22.1
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		7.7	7.7	7.7
Foundation Risk Partners Corp	(v)	Insurance	SF	+	4.8%			0.8%	10/2029		4.1	4.0	4.1
Foundation Risk Partners Corp	(k)(l)(v)	Insurance	SF	+	4.8%			0.8%	10/2030		79.9	79.5	79.9
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2029		7.8	7.8	7.8
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2030		4.8	4.8	4.8
Frontline Road Safety LLC	(k)(l)(v)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/2032		106.7	106.2	103.6
Frontline Road Safety LLC	(v)	Capital Goods	SF	+	4.8%				03/2032		5.0	5.0	4.9
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%			0.0%	03/2032		15.7	15.7	15.3
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%				03/2032		9.3	9.3	9.0
Fullsteam Holdings LLC	(k)(v)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		33.2	32.9	31.5
Fullsteam Holdings LLC	(v)	Software & Services	SF	+	5.3%			0.8%	08/2031		1.2	1.2	1.1
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		11.1	11.0	10.5
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%			0.8%	08/2031		2.5	2.5	2.4
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	6.3%			1.0%	05/2028		123.1	123.1	120.4
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028		65.9	65.9	63.7
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.8%			1.0%	05/2028		51.5	50.9	49.9
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	09/2028		4.1	4.0	4.1
Galway Partners Holdings LLC	(k)(l)(p)(v)	Insurance	SF	+	4.5%			0.8%	09/2028		77.9	77.3	77.9
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028		8.9	8.9	8.9
GE Vernova Electrification Software LLC	(v)	Software & Services	SF	+	4.8%			0.8%	03/2033		25.2	25.1	24.5
GE Vernova Electrification Software LLC	(x)	Software & Services	SF	+	4.8%			0.8%	03/2033		4.5	4.5	4.4
General Datatech LP	(k)(l)(v)	Software & Services	SF	+	6.3%			1.0%	06/2027		104.3	104.1	101.9
Gigamon Inc	(v)	Software & Services	SF	+	5.8%			0.8%	03/2028		4.7	4.7	4.4
Gigamon Inc	(v)	Software & Services	SF	+	5.8%			0.8%	03/2029		103.4	102.9	97.6
Gigamon Inc	(x)	Software & Services	SF	+	5.8%			0.8%	03/2028		4.7	4.7	4.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Gracent LLC	(ad)(v)(y)(z)	Health Care Equipment & Services			12.0%	PIK			02/2027		$38.2	$34.1	$26.9
Granicus Inc	(l)(v)	Software & Services	SF	+	5.5%	(2.0% PIK	/ 2.0% PIK)	0.8%	01/2031		16.6	16.6	16.5
Granicus Inc	(v)	Software & Services	SF	+	5.3%			0.8%	01/2031		0.2	0.2	0.2
Granicus Inc	(l)(v)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031		5.6	5.6	5.6
Granicus Inc	(x)	Software & Services	SF	+	5.3%			0.8%	01/2031		2.1	2.1	2.1
Granicus Inc	(x)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031		0.5	0.5	0.5
Heniff Transportation Systems LLC	(v)(y)(z)	Transportation	SF	+	6.0%	PIK		1.0%	07/2027		70.7	69.9	61.2
Heniff Transportation Systems LLC	(v)(y)(z)	Transportation	SF	+	6.0%	PIK		1.0%	07/2027		17.6	17.6	15.3
Heniff Transportation Systems LLC	(v)(y)(z)	Transportation	SF	+	6.5%	PIK		1.0%	07/2027		12.9	12.6	11.1
Heniff Transportation Systems LLC	(x)(y)(z)	Transportation	SF	+	6.0%	PIK		1.0%	07/2027		0.6	0.6	0.5
Hibu Inc	(k)(l)(p)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027		120.9	119.8	120.8
Hibu Inc	(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027		16.1	16.1	16.2
Higginbotham Insurance Agency Inc	(v)	Insurance	SF	+	4.5%			1.0%	06/2031		6.5	6.5	6.5
Higginbotham Insurance Agency Inc	(x)	Insurance	SF	+	4.5%			1.0%	06/2031		0.5	0.5	0.5
Highgate Hotels Inc	(k)(l)(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029		33.1	32.9	33.1
Highgate Hotels Inc	(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029		0.4	0.4	0.4
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029		3.8	3.8	3.8
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029		3.9	3.9	3.9
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031		19.1	19.1	19.1
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031		5.0	5.0	5.0
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031		5.0	5.0	5.0
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031		0.8	0.8	0.8
Homrich & Berg Inc	(k)(v)	Financial Services	SF	+	4.8%			0.8%	11/2031		6.3	6.3	6.3
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.5%			0.8%	11/2031		1.1	1.1	1.1
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031		0.7	0.7	0.7
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.5%			0.8%	11/2031		6.1	6.1	6.1
Horizon CTS Buyer LLC	(k)(l)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032		66.2	66.0	66.1
Horizon CTS Buyer LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	03/2032		9.7	9.7	9.7
Horizon CTS Buyer LLC	(p)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		6.3	6.3	6.3
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2032		8.7	8.7	8.7
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		1.4	1.4	1.4
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	5.8%	(1.0% PIK	/ 1.0% PIK)	0.0%	09/2028		€75.5	90.3	83.8
Inhabit IQ	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/2032		$3.6	3.6	3.5
Inhabit IQ	(x)	Software & Services	SF	+	4.5%			0.8%	01/2032		2.2	2.2	2.2
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	4.8%	(0.0% PIK	/ 1.8% PIK)	0.5%	11/2031	A$	3.9	2.5	2.5
Insight Global LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		$57.1	56.8	57.1
Insight Global LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		36.6	36.6	36.6
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			0.8%	05/2028		2.8	2.8	2.5
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		5.3	5.3	4.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			1.0%	05/2028	$40.9	$40.9	$36.5
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			0.8%	05/2028	21.1	21.1	18.8
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			1.0%	05/2028	0.0	0.0	0.0
Integrated Power Services LLC	(v)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/2030	0.2	0.2	0.2
Integrated Power Services LLC	(p)(v)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/2031	19.0	19.0	18.6
Integrated Power Services LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/2030	4.2	4.2	4.1
Integrated Power Services LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/2031	7.9	7.9	7.7
Integrity Marketing Group LLC	(k)(l)(v)	Insurance	SF	+	5.0%			0.8%	08/2028	98.0	98.0	97.9
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028	0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028	0.7	0.7	0.7
J S Held LLC	(k)(l)(p)(v)	Insurance	SF	+	4.8%			1.0%	06/2028	37.8	37.8	37.5
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028	6.9	6.9	6.9
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028	4.5	4.5	4.5
Jeppesen Holdings LLC	(w)(x)	Software & Services	SF	+	4.8%			0.5%	10/2032	2.4	2.4	2.4
Kellermeyer Bergensons Services LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.3%	PIK		1.0%	11/2028	229.6	226.8	226.0
Kellermeyer Bergensons Services LLC	(ad)(v)(y)(z)	Commercial & Professional Services	SF	+	8.0%	PIK		1.0%	11/2028	107.9	94.3	10.9
Keystone Agency Partners LLC	(k)(l)(v)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/2032	33.3	33.1	33.1
Keystone Agency Partners LLC	(v)	Insurance	SF	+	4.3%			0.8%	08/2032	2.0	2.0	2.0
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/2032	8.5	8.5	8.5
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.3%			0.8%	08/2032	1.8	1.8	1.8
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030	€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030	0.5	0.6	0.5
Lazer Logistics Inc	(k)(v)	Transportation	SF	+	4.8%			0.8%	05/2030	$6.9	6.8	6.9
Lazer Logistics Inc	(k)(l)(v)	Transportation	SF	+	4.8%			0.8%	05/2030	19.7	19.6	19.7
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2029	1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2030	1.2	1.2	1.2
Learning Experience Corp/The	(v)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	15.9	15.8	16.1
Learning Experience Corp/The	(x)	Consumer Services	SF	+	4.8%			0.8%	07/2032	3.5	3.5	3.5
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	3.1	3.1	3.1
Legends Hospitality LLC	(p)(v)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031	51.6	51.1	51.1
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2031	5.9	5.9	5.9
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030	8.2	8.2	8.2
Likewize Corp	(v)(w)	Commercial & Professional Services	SF	+	5.0%			1.0%	05/2029	1.3	1.3	1.3
Likewize Corp	(w)(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	05/2029	2.5	2.5	2.5
Lionbridge Technologies Inc	(ad)(v)	Media & Entertainment	SF	+	5.0%	PIK		1.0%	05/2031	51.1	51.0	51.1
Lionbridge Technologies Inc	(ad)(v)(y)(z)	Media & Entertainment	SF	+	6.0%	PIK		1.0%	05/2031	61.7	53.8	15.2
Lionbridge Technologies Inc	(ad)(x)	Media & Entertainment	SF	+	5.0%	PIK		1.0%	05/2031	5.5	5.5	5.5
Lipari Foods LLC	(p)	Consumer Staples Distribution & Retail	SF	+	5.5%			1.0%	10/2031	26.6	26.6	26.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Lipari Foods LLC	(x)	Consumer Staples Distribution & Retail	SF	+	5.5%			1.0%	10/2031	$7.5	$7.5	$7.5
Magna Legal Services LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2029	17.9	17.8	17.9
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2029	12.4	12.4	12.4
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2028	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2029	5.5	5.5	5.5
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031	4.8	4.8	4.8
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	3.3	3.3	3.3
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031	2.8	2.8	2.8
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.3	0.3	0.3
MB2 Dental Solutions LLC	(k)(l)(p)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	156.0	155.2	155.9
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	1.6	1.6	1.6
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031	9.1	9.1	9.1
Medallia Inc	(v)(y)(z)	Software & Services	SF	+	6.0%			0.8%	10/2028	234.1	233.0	117.4
Med-Metrix	(k)(p)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	78.0	77.7	76.3
Med-Metrix	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032	37.0	37.0	36.2
Med-Metrix	(x)	Software & Services	SF	+	4.5%			0.8%	07/2032	34.1	34.1	33.3
Mercer Advisors Inc	(k)(v)	Financial Services	SF	+	4.5%			0.8%	10/2030	44.0	44.0	43.8
Mercer Advisors Inc	(x)	Financial Services	SF	+	4.5%			0.8%	10/2030	3.0	3.0	3.0
Model N Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	32.4	32.3	32.1
Model N Inc	(x)	Software & Services	SF	+	4.8%			0.8%	06/2031	3.2	3.2	3.2
NAVEX Global Inc	(k)(v)	Software & Services	SF	+	5.0%			0.8%	10/2032	14.7	14.6	14.3
NAVEX Global Inc	(x)	Software & Services	SF	+	5.0%			0.8%	10/2031	0.3	0.3	0.3
NAVEX Global Inc	(x)	Software & Services	SF	+	5.0%			0.8%	10/2032	6.7	6.7	6.5
NBG Home	(v)(y)	Consumer Durables & Apparel							12/2026	10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF	+	10.0%	PIK		1.0%	12/2026	32.7	30.7	8.1
NCI Inc	(ad)(v)	Software & Services	SF	+	7.5%	(0.0% PIK	/ 7.5% PIK)	1.0%	08/2028	30.1	30.2	30.1
NEFCO Corp	(k)(l)(v)	Capital Goods	SF	+	4.5%			0.8%	01/2033	22.7	22.6	22.7
NEFCO Corp	(v)	Capital Goods	SF	+	4.5%			0.8%	01/2033	1.8	1.8	1.8
NEFCO Corp	(x)	Capital Goods	SF	+	4.5%			0.8%	01/2033	4.9	4.9	4.9
NEFCO Corp	(x)	Capital Goods	SF	+	4.5%			0.8%	01/2033	1.5	1.5	1.5
NeoGov Newt Holdco Inc	(v)	Software & Services	SF	+	4.3%			0.5%	09/2032	0.4	0.4	0.4
NeoGov Newt Holdco Inc	(p)(v)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.1% PIK)	0.5%	09/2032	21.5	21.4	20.9
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	1.1	1.1	1.1
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.3%			0.5%	09/2032	2.1	2.1	2.0
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032	3.5	3.5	3.4
Net Documents	(v)	Software & Services	SF	+	4.8%			1.0%	07/2029	0.4	0.4	0.4
Net Documents	(k)(l)(p)(v)	Software & Services	SF	+	4.8%			1.0%	07/2029	75.5	75.4	74.4
Net Documents	(x)	Software & Services	SF	+	4.8%			1.0%	07/2029	6.0	6.0	5.9
Netsmart Technologies Inc	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/2031	61.1	60.9	60.3
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/2031	6.2	6.2	6.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/2031		$6.3	$6.3	$6.2
New Era Technology LLC	(v)	Software & Services	SF	+	6.3%	PIK		0.0%	06/2030		10.9	10.9	10.6
New Era Technology LLC	(v)	Software & Services	SF	+	6.3%	(0.0% PIK	/ 6.3% PIK)	0.0%	06/2030		1.1	1.1	1.1
New Era Technology LLC	(x)	Software & Services	SF	+	6.3%	(0.0% PIK	/ 6.3% PIK)	0.0%	06/2030		3.6	3.6	3.4
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.4%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031	SEK	227.1	21.0	23.4
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E	+	5.0%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031		€4.7	4.9	5.3
OEConnection LLC	(k)(l)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032		$23.2	23.2	22.7
OEConnection LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032		8.7	8.7	8.5
OEConnection LLC	(x)	Software & Services	SF	+	4.5%			0.5%	12/2032		7.0	7.0	6.9
Orion Services Group	(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/2032		2.1	2.1	2.1
Orion Services Group	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/2032		1.9	1.9	1.9
Oxford Global Resources LLC	(k)(l)(p)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		99.8	99.5	99.7
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027		7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		3.2	3.2	3.2
PartsSource Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028		82.0	81.6	81.9
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026		1.1	1.1	1.1
Pavement Preservation Group Inc	(p)	Capital Goods	SF	+	5.3%			1.0%	08/2030		4.3	4.3	4.3
Pavement Preservation Group Inc	(v)	Capital Goods	SF	+	5.3%			1.0%	08/2030		0.3	0.3	0.3
Pavement Preservation Group Inc	(x)	Capital Goods	SF	+	5.3%			1.0%	08/2030		0.4	0.4	0.4
PCI Pharma Services	(k)(l)(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		37.8	37.7	37.2
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		25.1	24.9	24.6
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032		11.1	11.1	10.9
Pike Corp	(p)(v)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032		30.6	30.6	30.2
Pike Corp	(x)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032		6.7	6.6	6.6
Pike Corp	(x)	Capital Goods	SF	+	4.3%			0.8%	12/2032		4.4	4.4	4.4
Premise Health Holding Corp	(l)(v)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032		6.8	6.8	6.8
Premise Health Holding Corp	(v)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032		0.4	0.4	0.4
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2031		0.5	0.5	0.5
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032		0.9	0.9	0.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	PIK		1.0%	10/2030		308.3	305.9	317.5
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	PIK		0.1%	10/2030		10.2	9.9	10.5
PROS Holdings Inc	(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/2032		10.9	10.9	10.5
PROS Holdings Inc	(x)	Software & Services	SF	+	4.8%			0.0%	12/2032		1.3	1.3	1.2
PSC Group	(v)	Transportation	SF	+	5.3%			0.8%	04/2030		1.2	1.2	1.2
PSC Group	(k)(l)(v)	Transportation	SF	+	5.3%			0.8%	04/2031		18.9	18.8	18.9
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2030		1.3	1.3	1.3
PSKW LLC (dba ConnectiveRx)	(k)(l)(p)(v)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/2028		100.8	100.8	100.8
Radwell International LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	04/2030		1.8	1.8	1.8
Radwell International LLC	(k)(l)(p)(v)	Capital Goods	SF	+	4.8%			0.8%	04/2030		101.8	101.8	101.5
Radwell International LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	04/2030		5.1	5.1	5.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Railpros Inc	(v)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	$0.2	$0.2	$0.2
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.4	0.4	0.4
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.6	0.6	0.6
Reliant Rehab Hospital Cincinnati LLC	(v)	Health Care Equipment & Services	SF	+	6.3%			0.0%	02/2028	42.3	41.9	42.3
Reliant Rehab Hospital Cincinnati LLC	(v)(y)(z)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 8.3% PIK)	0.0%	02/2028	50.8	35.0	11.2
Resa Power LLC	(k)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	70.2	70.0	70.9
Resa Power LLC	(v)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/2032	1.0	1.0	1.0
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	9.1	9.1	9.1
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/2032	7.7	7.7	7.7
Revere Superior Holdings Inc	(l)(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	42.2	41.8	41.0
Revere Superior Holdings Inc	(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	0.5	0.5	0.5
Revere Superior Holdings Inc	(x)	Software & Services	SF	+	5.0%			1..0%	10/2029	3.3	3.3	3.2
Rialto Capital Management LLC	(k)(l)(v)	Financial Services	SF	+	5.0%			0.8%	12/2030	16.7	16.6	16.8
Rialto Capital Management LLC	(v)	Financial Services	SF	+	5.0%			0.8%	12/2030	3.4	3.4	3.4
Rialto Capital Management LLC	(x)	Financial Services	SF	+	5.0%			0.8%	12/2030	1.0	1.0	1.0
Rockefeller Capital Management LP	(k)(l)(v)	Financial Services	SF	+	4.5%			0.5%	12/2032	24.6	24.5	24.8
Rockefeller Capital Management LP	(x)	Financial Services	SF	+	4.5%			0.5%	12/2032	8.8	8.8	8.9
Safe-Guard Products International LLC	(k)(l)(v)	Financial Services	SF	+	4.8%			0.8%	04/2030	31.4	31.2	31.4
Safe-Guard Products International LLC	(x)	Financial Services	SF	+	4.8%			0.8%	04/2030	8.8	8.8	8.8
SAMBA Safety Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	4.7	4.7	4.6
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.0	0.0	0.0
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	0.9	0.9	0.9
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.6	0.6	0.6
Schellman Inc	(p)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/2033	5.6	5.6	5.5
Schellman Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/2033	0.5	0.5	0.5
Schellman Inc	(x)	Software & Services	SF	+	4.8%			0.8%	04/2033	0.8	0.8	0.8
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	37.1	37.1	37.0
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	1.3	1.3	1.3
Service Express Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	32.7	32.6	32.7
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	10.7	10.7	10.7
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	12.2	12.2	12.2
Service Logic LLC	(v)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/2032	1.5	1.5	1.4
Service Logic LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/2032	29.2	29.0	28.9
Service Logic LLC	(v)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/2032	1.8	1.8	1.8
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/2032	6.5	6.5	6.4
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/2032	2.1	2.1	2.1
Shaw Development LLC	(l)(v)	Capital Goods	SF	+	6.0%			0.5%	10/2029	27.6	27.4	27.6
Source Code LLC	(l)(p)(v)	Software & Services	SF	+	6.5%			1.0%	07/2027	51.8	51.6	51.3
Sphera Solutions Inc	(k)(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	7.7	7.7	7.2
Sphera Solutions Inc	(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	1.4	1.4	1.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	$6.4	$6.4	$6.0
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	2.8	2.8	2.7
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	20.0	20.0	18.9
Spins LLC	(k)(l)(v)	Software & Services	SF	+	4.8%			1.0%	01/2029	39.9	39.9	39.2
Spins LLC	(x)	Software & Services	SF	+	4.8%			1.0%	01/2029	3.2	3.2	3.1
Spotless Brands LLC	(k)(l)(v)	Consumer Services	SF	+	5.8%			1.0%	07/2028	30.3	30.0	30.3
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.5%			1.0%	07/2028	35.5	35.5	35.5
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.0%			1.0%	07/2028	2.3	2.3	2.3
Spotless Brands LLC	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2028	3.9	3.9	3.8
Summit Interconnect Inc	(v)	Capital Goods	SF	+	6.0%			1.0%	09/2028	131.5	131.0	126.7
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	1.7	1.4	1.7
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	15.4	15.2	15.4
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%	PIK		1.0%	06/2027	34.6	34.6	34.6
Sweeping Corp of America LLC	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	4.0	4.0	4.0
Tangoe LLC	(v)	Software & Services	SF	+	6.7%	(1.7% PIK	/ 1.7% PIK)	1.0%	12/2027	165.5	165.5	139.1
Tangoe LLC	(v)(y)(z)	Software & Services			12.5%	PIK			06/2028	26.3	8.9	—
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	45.2	44.9	39.6
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	9.8	9.8	8.6
Time Manufacturing Co	(v)	Capital Goods	E	+	6.5%			0.8%	12/2027	€13.6	14.4	13.7
Time Manufacturing Co	(x)	Capital Goods	SF	+	5.5%			0.8%	12/2027	$14.0	14.0	12.3
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/2032	11.1	11.0	10.6
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/2032	22.1	22.0	21.2
Turnpoint Services Inc	(v)	Capital Goods	SF	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	0.7	0.7	0.7
Turnpoint Services Inc	(l)	Capital Goods	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	06/2031	8.4	8.4	7.9
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	0.9	0.9	0.8
USIC Holdings Inc	(k)(l)(p)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	60.4	60.2	60.1
USIC Holdings Inc	(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	8.9	8.9	8.9
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	0.7	0.7	0.7
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	1.0	1.0	1.0
Veriforce LLC	(v)(w)	Software & Services	SF	+	4.5%			0.8%	11/2031	2.6	2.6	2.6
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.8%			0.8%	11/2031	3.7	3.7	3.7
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.8%			0.8%	11/2031	2.1	2.1	2.1
Vermont Information Processing Inc	(l)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	8.3	8.3	8.0
Vermont Information Processing Inc	(v)	Software & Services	SF	+	4.8%			0.5%	01/2032	0.5	0.5	0.5
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	9.6	9.6	9.3
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%			0.5%	01/2032	2.4	2.4	2.3
Version1 Software Ltd	(v)(w)	Software & Services	E	+	4.7%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029	€10.6	11.6	12.0
Version1 Software Ltd	(w)(x)	Software & Services	E	+	4.7%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029	3.1	3.2	3.4
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029	$66.9	66.5	65.0
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029	2.4	2.3	2.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/2029		$8.3	$8.3	$8.1
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		13.4	13.2	12.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		4.4	4.4	4.3
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		20.8	20.8	19.9
Vitu	(k)(v)	Software & Services	SF	+	4.5%			0.8%	01/2032		27.2	27.1	27.5
Vitu	(x)	Software & Services	SF	+	4.5%			0.8%	01/2031		9.1	9.1	9.1
Waste Services Group Pty Ltd	(v)(w)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	A$	6.3	3.8	4.3
Waste Services Group Pty Ltd	(w)(x)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032		4.9	3.0	3.0
Wealth Enhancement Group LLC	(v)	Financial Services	SF	+	4.3%			1.0%	10/2028		$0.0	0.0	0.0
Wealth Enhancement Group LLC	(k)(v)	Financial Services	SF	+	4.3%			1.0%	10/2028		18.4	18.4	18.4
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.3%			1.0%	10/2028		2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.3%			1.0%	10/2028		2.9	2.9	2.9
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.5%			1.0%	10/2028		2.1	2.1	2.1
Wedgewood Weddings	(k)	Consumer Services	SF	+	4.3%			0.8%	06/2032		2.7	2.7	2.7
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.3%			0.8%	06/2032		4.8	4.8	4.8
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.3%			0.8%	06/2032		5.8	5.8	5.8
West Star Aviation Inc	(k)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		19.9	19.8	19.9
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%			0.8%	05/2032		6.8	6.8	6.8
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/2032		13.6	13.6	13.6
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%			0.8%	05/2032		25.1	25.1	25.1
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/2032		4.2	4.2	4.2
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		€58.7	63.5	61.2
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		12.0	7.5	12.5
Woolpert Inc	(v)	Capital Goods	SF	+	4.5%			1.0%	04/2031		$0.8	0.8	0.8
Woolpert Inc	(p)(v)	Capital Goods	SF	+	4.5%			1.0%	04/2032		26.4	26.4	25.8
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2031		7.1	7.1	7.0
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	(4.0% PIK	/ 4.0% PIK)	1.0%	03/2030		20.4	19.1	5.5
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.9	0.8	0.9
Worldwise Inc	(x)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.8	0.8	0.8
Xylem Kendall	(k)(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		17.6	17.6	17.6
Xylem Kendall	(v)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		2.0	2.0	2.0
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		15.9	15.9	15.9
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		0.7	0.7	0.7
Zellis Holdings Ltd	(v)(w)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		£3.5	4.7	4.5
Zellis Holdings Ltd	(w)(x)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		2.8	3.3	3.2
Zendesk Inc	(k)(l)(v)	Software & Services	SF	+	5.0%			0.8%	11/2028		$73.0	72.6	72.8
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028		6.0	6.0	6.0
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/2030		1.9	1.9	1.8
Zeus Industrial Products Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/2031		90.4	90.0	85.8
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/2030		9.7	9.7	9.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Total Senior Secured Loans—First Lien											$8,254.2	$7,777.3
Unfunded Loan Commitments											(1,069.9)	(1,069.9)
Net Senior Secured Loans—First Lien											7,184.3	6,707.4

Senior Secured Loans—Second Lien—8.6%
Constellis Holdings LLC	(v)(y)(z)	Capital Goods	SF	+	9.0%	PIK		1.0%	12/2028	$8.3	7.8	0.1
Peraton Corp	(v)	Capital Goods	SF	+	8.0%			1.0%	02/2029	167.5	162.9	115.2
Peraton Corp	(v)	Capital Goods	SF	+	7.8%			0.8%	02/2029	129.8	126.7	88.6
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.1	7.1	6.0
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.4	7.4	6.3
Solera LLC	(v)	Software & Services	SF	+	9.0%			1.0%	06/2029	280.2	272.0	215.5
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2034	8.3	5.1	2.3
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2036	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	€3.8	4.4	4.3
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.2%	PIK		1.0%	03/2032	$1.4	0.2	1.4
Total Senior Secured Loans—Second Lien											593.6	439.7

Other Senior Secured Debt—0.9%
Cloud Software Group Inc	(aa)(v)	Software & Services			6.5%				03/2029	0.7	0.6	0.7
Cubic Corp	(v)(y)(z)	Software & Services	SF	+	7.6%	(0.0% PIK	/ 7.6% PIK)	0.8%	08/2029	36.7	—	—
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			7.0%				02/2030	€1.0	1.2	1.2
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			5.6%				02/2030	1.0	1.2	1.2
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services			8.5%	PIK			05/2032	$40.9	39.6	40.9
Total Other Senior Secured Debt											42.6	44.0

Subordinated Debt—1.9%
48Forty Solutions LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.3%			1.0%	01/2031	0.7	0.7	0.7
Accuride Corp	(ad)(v)	Capital Goods	SF	+	8.5%	PIK		0.0%	03/2030	3.4	4.5	6.2
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services			10.0%	PIK			06/2032	14.4	14.4	14.4
Alacrity Solutions Group LLC	(ad)(v)(y)(z)	Insurance	SF	+	8.0%	PIK		1.0%	02/2030	4.0	4.0	3.0
ATX Networks Corp	(ad)(v)(w)(y)(z)	Capital Goods			8.5%	PIK			09/2028	49.8	21.4	—
Cyncly	(v)(w)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2033	0.0	0.0	0.0
Cyncly	(w)(x)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2033	1.6	1.6	1.5
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services			10.0%	PIK			07/2029	0.2	0.2	0.2
Nidda Healthcare Holding AG	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	9.5%	PIK			10/2033	€25.5	28.8	28.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nidda Healthcare Holding AG	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	9.5%	PIK		10/2033	€5.5	$6.2	$6.1
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services						04/2030	$6.1	1.3	6.0
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services						04/2030	53.2	32.0	41.0
Total Subordinated Debt										115.1	107.7
Unfunded Debt Commitments										(7.9)	(7.9)
Net Subordinated Debt										107.2	99.8

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—28.1%
801 5th Ave, Seattle, ABF Equity	(ad)(v)(y)	Equity Real Estate Investment Trusts (REITs)									8,355,231	$13.9	$—
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(y)(z)	Equity Real Estate Investment Trusts (REITs)			11.0%	(3.0% PIK	/ 3.0% PIK)		12/2029		$64.3	61.5	45.6
Abacus JV, ABF Equity	(ad)(v)(w)(y)	Insurance									8,787,703	8.8	0.8
Accelerator Investments Aggregator LP, ABF Equity	(ac)(v)(w)(y)	Financial Services									948,603	1.1	0.5
Altavair AirFinance, ABF Equity	(ad)(v)(w)	Capital Goods									8,688,678	8.7	12.1
Altitude III, ABF Equity	(ad)(v)(w)(y)	Capital Goods									231,714	0.2	0.2
AOP SFR 1 LLC (FKA Avenue One PropCo), ABF Equity	(ad)(v)(y)	Equity Real Estate Investment Trusts (REITs)									10,714,017	10.7	1.9
AOP SFR 1 LLC (FKA Avenue One PropCo), Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			1.0%	PIK			03/2034		$35.6	35.6	35.6
Australis Maritime II, ABF Equity	(ad)(v)(w)	Transportation									22,537,941	22.5	23.5
Australis Maritime, Common Stock	(ad)(v)(w)	Transportation									1,119,979	1.1	1.1
Auxilior Capital Partners Inc, Preferred Equity	(v)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/2030		$20.9	20.9	20.9
Avida Holding AB, Common Stock	(ad)(v)(w)(y)	Financial Services									764,640,807	79.7	48.7
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR	+	9.3%			0.0%	01/2034	SEK	15.0	1.3	1.5
Bond Aviation Holdings LLC, ABF Equity	(ac)(v)(y)	Transportation									78,953	0.1	0.1
Bond Aviation Holdings LLC, Term Loan	(ac)(v)	Transportation			9.0%				10/2033		$15.4	15.4	15.4
Bond Aviation Holdings LLC, Term Loan	(ac)(v)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/2033		$0.7	0.7	0.7
Bond Aviation Holdings LLC, Term Loan	(ac)(x)	Transportation			9.0%				10/2033		$7.5	7.5	7.5
Bond Aviation Holdings LLC, Term Loan	(ac)(x)	Transportation			9.0%	(0.0% PIK	/ 9.0% PIK)		10/2033		$5.3	5.3	5.3
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(v)(w)(y)(z)	Real Estate Management & Development			18.0%				07/2030		$1.5	1.2	—
Byrider Finance LLC, ABF Equity	(u)(v)(y)	Automobiles & Components									54,407	—	—
Capital Automotive LP, ABF Equity	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)									8,874,512	10.4	17.6
Capital Automotive LP, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%				12/2028		$17.7	17.5	17.7
Drive Revel, ABF Equity	(v)(w)	Financial Services									20,749,866	23.3	27.0
Flexsys Holdings Inc, Private Equity	(v)	Materials									15,348,700	15.3	15.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(v)(w)	Capital Goods	SF	+	4.8%			0.8%	06/2029	$3.7	$3.7	$3.7
Galaxy Container, ABF Equity	(ad)(v)(y)	Transportation								235,566	0.2	0.2
Galaxy Container, Bond	(ad)(v)	Transportation			8.6%	PIK			01/2034	$0.2	0.2	0.2
Galaxy Container, Bond	(ad)(v)	Transportation			13.6%	PIK			04/2034	$0.6	0.6	0.6
Galaxy Container, Bond	(ad)(v)	Transportation			13.6%	PIK			06/2034	$0.4	0.4	0.4
Global Jet Capital LLC, Preferred Stock	(j)(u)(v)(y)	Commercial & Professional Services								375,815,727	206.6	158.3
GreenSky Holdings LLC, ABF Equity	(ac)(v)(y)	Financial Services								10,662,084	10.7	16.2
GreenSky Holdings LLC, ABF Equity	(ac)(v)(w)	Financial Services								11,410,412	11.4	13.0
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services			9.3%	PIK			03/2034	$33.1	33.1	33.1
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)	Financial Services								5,748,248	5.7	6.1
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)	Financial Services								25,268,026	25.3	25.4
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)(y)	Financial Services								1,896,424	1.9	2.0
Kilter Finance 2.0, Common Stock	(ad)(v)(w)(y)	Insurance								3,960,000	4.0	4.0
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance								536,709	0.5	10.0
Kilter Finance, Common Stock	(ad)(v)(w)(y)	Insurance								37,119	0.0	0.3
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance			12.0%	(6.0% PIK	/ 6.0% PIK)			$91.8	91.8	91.8
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods								117,743,607	117.7	129.3
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)	Capital Goods								39,141,059	39.1	25.5
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment								35,894	0.0	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services								1,527,646	1.5	1.4
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods								3,306	0.0	0.2
KSC I Aircraft LP, ABF Equity	(ad)(v)(w)	Capital Goods								17,708,647	17.7	17.8
My Community Homes PropCo 2, ABF Equity	(ad)(v)(y)	Equity Real Estate Investment Trusts (REITs)								26,991,221	27.0	2.6
My Community Homes PropCo 2, Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			1.0%	PIK			03/2034	$67.8	67.8	67.8
My Community Homes PropCo 2, Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			1.0%	PIK			04/2035	$4.4	4.4	4.4
My Community Homes PropCo 2, Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			1.0%	PIK			06/2035	$23.0	23.0	23.0
Newday Group Jersey Ltd, ABF Equity	(v)(w)(y)	Financial Services								4,172,556	5.6	8.5
Newday Group Jersey Ltd, Bond	(v)(w)	Financial Services			12.8%	PIK			08/2036	£24.7	33.0	32.7
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services							01/2027	$8.3	—	0.2
Norway_France, ABF Equity	(v)(w)	Financial Services								3,495,741	3.9	4.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(v)(w)	Telecommunication Services	SA	+	7.0%			1.5%	09/2026	£9.0	$11.6	$12.0
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(w)(x)	Telecommunication Services	SA	+	7.0%			1.5%	09/2026	£1.9	2.2	2.2
PayPal Danube 2, ABF Equity	(v)(w)	Financial Services								27,826,830	32.4	33.0
PayPal Danube 2, ABF Equity	(v)(w)(y)	Financial Services								2,383,486	3.1	3.3
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services								17,558,796	19.6	15.5
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				10/2027	$1.7	1.7	1.7
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				12/2027	$1.7	1.7	1.7
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				10/2027	$1.1	1.1	1.1
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				12/2027	$1.1	1.1	1.1
Prime ST LLC, ABF Equity	(ad)(v)(y)	Equity Real Estate Investment Trusts (REITs)								4,534,461	7.0	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(y)(z)	Equity Real Estate Investment Trusts (REITs)			11.0%	(6.0% PIK	/ 6.0% PIK)		03/2030	$66.2	64.2	23.5
Residential Opportunities I LLC, ABF Equity	(v)(y)	Real Estate Management & Development								39	0.0	0.1
Roemanu LLC, ABF Equity	(ad)(v)	Financial Services								220,778,388	222.9	194.3
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(v)(w)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$10.6	10.6	10.6
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(w)(x)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$4.7	4.7	4.7
SKP German Bank, ABF Equity	(v)(w)	Financial Services								3,479,775	4.1	4.0
Slate Venture Holdings LP, ABF Equity	(v)(y)	Consumer Durables & Apparel								17,673,700	17.7	21.9
Slate Venture Holdings LP, Term Loan	(v)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/2029	$10.0	10.0	10.0
Sotheby's, Revolver	(v)	Consumer Services	SF	+	4.8%			0.8%	02/2029	$3.1	3.1	3.1
Sotheby's, Revolver	(x)	Consumer Services	SF	+	4.8%			0.8%	02/2029	$4.7	4.7	4.7
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)(y)	Financial Services								18,887,332	18.9	23.4
SunPower Financial, ABF Equity	(v)(w)	Financial Services								2,570,369	2.6	2.4
TDC LLP, ABF Equity	(ad)(v)(w)(y)	Financial Services								90,027	0.1	0.1
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services			8.0%					£16.1	21.5	21.7
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/2029	$4.8	4.8	4.8
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/2029	$1.5	1.5	1.5
Vehicle Secured Funding Trust, ABF Equity	(v)(w)	Financial Services								9,762,086	9.8	7.9
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services			15.0%				01/2046	$29.3	29.3	29.3
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(v)(w)	Capital Goods	SF	+	5.5%			0.8%	10/2028	$4.7	4.7	4.8
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(w)(x)	Capital Goods	SF	+	5.5%			0.8%	10/2028	$5.1	5.1	5.2
Zentiva, Common Stock	(v)(w)(y)	Pharmaceuticals, Biotechnology & Life Sciences								611,982	0.7	0.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)		Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Zentiva, Preferred Equity	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	11.0%	PIK		04/2055	€32.9	$37.2	$36.8
Total Asset Based Finance								1,659.2	1,469.3
Unfunded Asset Based Finance Commitments								(33.2)	(33.2)
Net Asset Based Finance								1,626.0	1,436.1
Credit Opportunities Partners JV, LLC—32.1%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC					$2,049.7	1,984.1	1,648.7
Total Credit Opportunities Partners JV, LLC								1,984.1	1,648.7

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—20.4%(e)
48Forty Solutions LLC, Common Stock	(ad)(v)(y)	Commercial & Professional Services							10,419	$0.5	$—
48Forty Solutions LLC, Preferred Stock	(ad)(v)(y)	Commercial & Professional Services							10,419	55.6	45.8
Accuride Corp, Common Stock	(ad)(v)(y)	Capital Goods							4,232,815	—	—
Accuride Corp, Preferred Stock	(ad)(v)(y)	Capital Goods							2,422,249	—	—
Affordable Care Inc, Class A Common Stock	(ac)(v)(y)	Health Care Equipment & Services							69,504	33.2	33.2
Affordable Care Inc, Class B Common Stock	(ac)(v)(y)	Health Care Equipment & Services							4,907	2.3	2.3
Alacrity Solutions Group LLC, Common Stock	(ad)(v)(y)	Insurance							2,144	1.9	—
Alacrity Solutions Group LLC, Preferred Equity	(ad)(v)(y)(z)	Insurance	SF	+	8.0%	PIK	1.0%		2,293	2.3	—
American Vision Partners, Private Equity	(v)(y)	Health Care Equipment & Services							2,655,491	2.7	2.4
athenahealth Inc, Preferred Stock	(ac)(v)	Health Care Equipment & Services			10.8%	PIK			395,427	390.5	401.8
ATX Networks Corp, Class B-1 Common Stock	(ad)(v)(w)(y)	Capital Goods							500	—	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(v)(w)(y)	Capital Goods							900	—	—
ATX Networks Corp, Common Stock	(ad)(v)(w)(y)	Capital Goods							6,516	—	—
AVE Holdings I Corp (fka Amerivet Partners Management Inc), Preferred Stock	(v)(y)(z)	Health Care Equipment & Services			11.5%	PIK			19,106	18.7	—
Belk Inc, Common Stock	(ac)(v)(y)	Consumer Discretionary Distribution & Retail							632,040	12.0	19.9
Borden (New Dairy Opco), Common Stock	(ad)(h)(n)(y)	Food, Beverage & Tobacco							11,167,000	—	14.0
Bowery Farming Inc, Warrant	(v)(y)	Food, Beverage & Tobacco							147,815,378	0.0	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco						09/2028	161,828	0.0	—
Bowery Farming Inc, Warrants	(v)(y)	Food, Beverage & Tobacco						09/2028	1,918,831	0.0	—
CDS US Intermediate Holdings Inc, Common Stock	(v)(w)(y)	Media & Entertainment							2,023,714	18.3	21.8
Cengage Learning, Inc, Common Stock	(v)(y)	Media & Entertainment							227,802	7.5	4.8
Constellis Holdings LLC, Preferred Equity	(v)(y)	Capital Goods						12/2028	69,653	—	—
Cubic Corp, Common Stock	(v)(y)	Software & Services							72	—	—
Cubic Corp, Preferred Equity	(v)(y)(z)	Software & Services			11.0%	PIK			36,445,084	—	—
Cubic Corp, Preferred Stock	(v)(y)	Software & Services							17,077,679	12.8	—
Cubic Corp, Warrant	(v)(y)	Software & Services							76	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Dental Care Alliance Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services							3,744,469	$33.1	$33.1
Galaxy Universal LLC, Common Stock	(n)(y)	Consumer Durables & Apparel							1,811	0.2	0.1
Galaxy Universal LLC, Preferred Stock	(n)(y)	Consumer Durables & Apparel							36,149	5.6	6.1
Galaxy Universal LLC, Preferred Stock	(n)(y)	Consumer Durables & Apparel							20,604	5.3	9.7
Galaxy Universal LLC, Trade Claim	(v)(y)	Consumer Durables & Apparel							7,701,195	1.0	0.5
Gracent LLC, Class A Common Stock	(ad)(n)(y)	Health Care Equipment & Services							250	—	—
Gracent LLC, Preferred Equity	(ad)(n)(y)	Health Care Equipment & Services							1,000	—	—
Gracent LLC, Preferred Stock B	(ad)(n)(y)	Health Care Equipment & Services							745	—	—
HM Dunn Co Inc, Common Stock	(ad)(v)(y)	Capital Goods							975	—	—
HM Dunn Co Inc, Preferred Equity	(ad)(v)	Capital Goods			12.0%	PIK			1,692	14.4	16.0
JW Aluminum Co, Preferred Stock	(ad)(j)(u)(v)	Materials							102,237	124.8	206.0
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(v)(y)	Commercial & Professional Services							26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(v)(y)	Commercial & Professional Services							26,230,661	48.3	—
Kestra Financial Inc, Preferred Equity	(v)	Financial Services			12.0%	PIK			2,184	2.2	2.2
Lido Advisors LLC, Class A Common Stock	(n)(w)	Financial Services							4,835,590	5.0	5.7
Lido Advisors LLC, Class Z Preferred Stock	(n)(w)(y)	Financial Services							4,835,590	5.0	5.7
Lionbridge Technologies Inc, Common Equity	(ad)(v)(y)	Media & Entertainment							55,474	—	—
Lionbridge Technologies Inc, Preferred Stock	(ad)(v)(y)	Media & Entertainment							13,868,322	—	—
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail							9,488,222	9.5	6.4
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services							4,938,192	4.9	9.3
Med-Metrix, Common Stock	(v)(y)	Software & Services							5,000,000	5.0	5.3
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services							6,978,924	4.9	5.7
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	SF	+	13.3%	PIK	0.0%		41,647	40.3	39.2
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services							42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services							30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services							49,406	20.2	58.6
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services							42,923	—	—
New Era Technology LLC, Common Stock	(v)(y)	Software & Services							9,426	—	—
New Era Technology LLC, Preferred Stock	(v)(y)	Software & Services							9,426	4.8	—
Nidda Healthcare Holding AG, Common Stock	(v)(w)(y)	Pharmaceuticals, Biotechnology & Life Sciences							2,760,074	3.2	3.4
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services							34,872	2.1	0.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services							371,992	22.8	18.1
One Call Care Management Inc, Preferred Stock B	(ac)(v)(y)(z)	Health Care Equipment & Services			9.0%	PIK			10,965,680	11.2	10.9
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products							30,000	3.0	2.0
Production Resource Group LLC, Common Stock	(ad)(v)(y)	Media & Entertainment							581,691	95.3	10.6
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy							837,780	3.1	2.2
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel							4,563	8.3	0.7
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services							5,521,128	5.5	10.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)	Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				1,035,212	$1.0	$3.8
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services				1,035,212	1.0	3.8
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services				8,301,000	0.7	0.5
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services				143,400	0.2	0.1
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services				42,731	7.1	3.6
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel				5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				67,364,389	0.7	5.1
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods				1,272,105	1.3	9.5
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods				11,630	7.7	1.3
Total Equity/Other							1,067.0	1,042.4
TOTAL INVESTMENTS—223.1%							12,604.8	11,418.1

Money Market Funds (included in cash and cash equivalents)—0.3%
Allspring Government Money Market Fund Select Class	(f)		3.6%				5.9	5.9
Allspring Government Money Market Fund Institutional Class	(f)		3.5%				9.5	9.5
Total Money Market Funds							$15.4	15.4

LIABILITIES AND PREFERRED STOCK IN EXCESS OF OTHER ASSETS—(123.4%)								(6,315.5)
NET ASSETS—100%								$5,118.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at June 30, 2026	Unrealized Appreciation (Depreciation)
AUD	3/30/2028	JP Morgan Chase Bank	A$	0.7	Sold	$0.4	$0.4	$0.0
EUR	2/15/2028	JP Morgan Chase Bank	€	4.6	Sold	5.2	5.3	(0.1)
EUR	12/28/2029	JP Morgan Chase Bank	€	5.7	Sold	6.5	6.8	(0.3)
EUR	4/8/2031	JP Morgan Chase Bank	€	0.6	Sold	0.8	0.8	0.0
GBP	8/28/2026	JP Morgan Chase Bank	£	4.8	Sold	6.0	6.4	(0.4)
GBP	8/28/2026	JP Morgan Chase Bank	£	8.6	Sold	10.8	11.4	(0.6)
GBP	9/14/2026	JP Morgan Chase Bank	£	21.7	Sold	28.9	28.7	0.2
GBP	9/14/2026	JP Morgan Chase Bank	£	27.8	Sold	37.1	36.9	0.2
GBP	9/14/2026	JP Morgan Chase Bank	£	13.5	Sold	18.0	17.9	0.1
GBP	12/31/2026	JP Morgan Chase Bank	£	1.0	Sold	1.3	1.3	0.0
GBP	12/31/2026	JP Morgan Chase Bank	£	27.3	Sold	36.4	36.2	0.2
GBP	6/21/2027	JP Morgan Chase Bank	£	6.2	Sold	8.3	8.2	0.1
GBP	2/15/2028	JP Morgan Chase Bank	£	8.6	Sold	11.1	11.4	(0.3)
GBP	3/30/2028	JP Morgan Chase Bank	£	3.5	Sold	4.6	4.6	0.0
GBP	3/29/2029	JP Morgan Chase Bank	£	8.0	Sold	10.6	10.6	0.0
SEK	6/21/2027	JP Morgan Chase Bank	SEK	27.0	Sold	2.6	2.8	(0.2)
SEK	2/15/2028	JP Morgan Chase Bank	SEK	54.8	Sold	5.3	5.8	(0.5)
SEK	6/30/2028	JP Morgan Chase Bank	SEK	251.7	Sold	27.6	27.0	0.6
SEK	6/30/2028	JP Morgan Chase Bank	SEK	58.5	Sold	6.3	6.3	0.0
SEK	12/28/2029	JP Morgan Chase Bank	SEK	57.3	Sold	5.7	6.3	(0.6)
SEK	12/28/2029	JP Morgan Chase Bank	SEK	35.4	Sold	4.0	3.9	0.1
Total						$237.5	$239.0	$(1.5)
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.754%	ING Capital Markets LLC	8/15/2029	$200	$4	$—	$(4)
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.788%	ING Capital Markets LLC	8/15/2029	400	8	—	(8)
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.137%	ING Capital Markets LLC	1/15/2030	600	15	—	(12)
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.061%	ING Capital Markets LLC	1/15/2030	100	3	—	(2)
Interest Rate Swap	6.125% Notes due 2031	6.125%	SOFR + 2.748%	Royal Bank of Canada	1/15/2031	400	0	—	(3)
Interest Rate Swap	7.500% Notes due 2031	7.500%	SOFR + 3.488%	ING Capital Markets LLC	8/1/2031	900	0	—	0
Total						$2,600	$30	$—	$(29)
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of June 30, 2026, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.32%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.51%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 1.97%, the Sterling Overnight Index Average, or SONIA or “SA”, was 3.75%, and the Secured Overnight Financing Rate, or SOFR or “SF”, was 3.73%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
(e)Listed investments may be treated as debt for GAAP or tax purposes.
(f)Rate represents the 7-day yield as of June 30, 2026.
(g)Not used.
(h)Security held within CCT Holdings II LLC, a wholly-owned subsidiary of the Company.
(i)Not used.
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
(t)Not used.
(u)Security or portion thereof held within Race Street Funding LLC. Security is available as collateral to support the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(v)Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(w)The investment, or a portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of June 30, 2026, 75.0% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of June 30, 2026.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person for the six months ended June 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC(4)	$86.0	$—	$(85.7)	$(93.8)	$93.5	$—	$—	$—	$—	$—
48Forty Solutions LLC(4)	2.9	—	(4.1)	(4.2)	5.4	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Affordable Care Inc	$11.8	$—	$(11.5)	$(1.2)	$0.9	$—	$—	$—	$—	$—
Affordable Care Inc	54.2	—	(52.4)	(5.7)	3.9	—	—	—	—	—
Affordable Care Inc	—	16.2	—	—	—	16.2	—	—	—	—
Affordable Care Inc	—	5.9	—	—	0.3	6.2	—	—	—	—
Belk Inc	23.1	—	(5.9)	—	—	17.2	1.4	—	—	—
Dental Care Alliance Inc	—	9.4	—	—	0.6	10.0	0.1	—	—	—
Dental Care Alliance Inc	—	58.2	—	—	—	58.2	0.6	—	—	—
Other Senior Secured Debt
One Call Care Management Inc	28.3	8.2	—	—	4.4	40.9	—	1.6	—	—
Subordinated Debt
Affordable Care Inc	—	14.4	—	—	—	14.4	—	—	—	—
Asset Based Finance
Accelerator Investments Aggregator LP, ABF Equity	0.6	—	—	—	(0.1)	0.5	—	—	—	—
Altavair AirFinance, ABF Equity(4)	48.6	—	(39.1)	—	(9.5)	—	—	—	—	1.2
Bond Aviation Holdings LLC, ABF Equity	0.1	—	—	—	—	0.1	—	—	—	—
Bond Aviation Holdings LLC, Term Loan	0.7	—	—	—	—	0.7	—	—	—	—
Bond Aviation Holdings LLC, Term Loan	4.9	10.5	—	—	—	15.4	0.5	—	—	—
GreenSky Holdings LLC, ABF Equity	14.5	—	—	—	1.7	16.2	—	—	—	—
GreenSky Holdings LLC, ABF Equity	15.3	—	(3.4)	—	1.1	13.0	—	—	—	0.7
GreenSky Holdings LLC, Term Loan	36.7	—	(3.6)	—	—	33.1	—	1.6	—	—
Equity/Other
48Forty Solutions LLC, Common Stock(4)	—	—	—	—	—	—	—	—	—	—
Affordable Care Inc, Preferred Stock	72.3	—	(2.4)	(75.4)	5.5	—	—	—	—	—
Affordable Care Inc, Class A Common Stock	—	33.2	—	—	—	33.2	—	—	—	—
Affordable Care Inc, Class B Common Stock	—	2.3	—	—	—	2.3	—	—	—	—
athenahealth Inc, Preferred Stock	383.7	21.3	—	—	(3.2)	401.8	—	21.3	—	—
Belk Inc, Common Stock	37.1	—	(19.9)	10.1	(7.4)	19.9	—	—	—	—
Dental Care Alliance Inc, Common Stock	—	33.1	—	—	—	33.1	—	—	—	—
One Call Care Management Inc, Preferred Stock A	17.5	—	—	—	0.6	18.1	—	—	—	—
One Call Care Management Inc, Common Stock	0.9	—	—	—	—	0.9	—	—	—	—
One Call Care Management Inc, Preferred Stock B	13.2	—	—	—	(2.3)	10.9	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	2.2	—	—	—	—	2.2	—	—	—	—
Total	$854.6	$212.7	$(228.0)	$(170.2)	$95.4	$764.5	$2.6	$24.5	$—	$1.9
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the six months ended June 30, 2026.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

(4)The Company held this investment as of June 30, 2026 but it was not deemed to “control” the portfolio company as of June 30, 2026. Transfers in or out have been presented at amortized cost.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of June 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” and may be deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person and may be deemed to control for the six months ended June 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC(4)	$—	$15.8	$(0.7)	$—	$0.5	$15.6	$0.7	$—	$—	$—
48Forty Solutions LLC(4)	—	20.2	—	—	0.6	20.8	0.9	—	—	—
Alacrity Solutions Group LLC	10.7	0.1	(7.1)	0.1	—	3.8	—	0.1	—	—
Alacrity Solutions Group LLC	0.1	—	(0.1)	0.1	(0.1)	—	—	—	—	—
ATX Networks Corp	27.9	1.7	—	—	—	29.6	—	1.7	—	—
ATX Networks Corp	93.0	1.0	—	—	(32.5)	61.5	—	—	1.1	—
ATX Networks Corp	—	3.8	—	—	—	3.8	—	0.1	—	—
Gracent LLC	28.4	(0.1)	—	—	(1.4)	26.9	—	—	—	—
HM Dunn Co Inc	19.2	(0.1)	—	—	—	19.1	0.9	—	—	—
HM Dunn Co Inc	4.0	1.0	—	—	—	5.0	0.3	—	—	—
Kellermeyer Bergensons Services LLC	220.3	10.7	(1.0)	—	(4.0)	226.0	—	10.7	—	—
Kellermeyer Bergensons Services LLC	40.3	0.2	—	—	(29.6)	10.9	—	—	—	—
Lionbridge Technologies Inc	—	56.6	(5.6)	—	0.1	51.1	—	1.9	0.1	—
Lionbridge Technologies Inc	—	53.8	—	—	(38.6)	15.2	—	—	—	—
NCI Inc	30.7	—	(0.7)	—	0.1	30.1	1.3	—	—	—
Production Resource Group LLC	273.5	42.0	—	—	2.0	317.5	—	16.6	—	—
Production Resource Group LLC	—	9.9	—	—	0.6	10.5	—	0.3	0.1	—
Wittur Holding GmbH	65.2	2.0	—	—	(6.0)	61.2	0.4	1.7	—	—
Wittur Holding GmbH	13.3	1.2	—	—	(2.0)	12.5	0.9	0.3	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	6.8	—	—	—	(0.8)	6.0	0.4	—	—	—
Quoizel, LLC	7.1	—	—	—	(0.8)	6.3	0.4	—	—	—
Subordinated Debt
48Forty Solutions LLC	—	0.7	—	—	—	0.7	—	—	—	—
Accuride Corp	6.4	0.2	—	—	(0.4)	6.2	—	0.1	—	—
Alacrity Solutions Group LLC	3.8	0.2	—	—	(1.0)	3.0	—	0.2	—	—
ATX Networks Corp	3.9	—	—	—	(3.9)	—	—	—	—	—
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	49.8	—	(1.6)	—	(2.6)	45.6	1.5	—	—	—
801 5th Ave, Seattle, ABF Equity	—	—	—	—	—	—	—	—	—	—
Abacus JV, ABF Equity	0.8	—	—	—	—	0.8	—	—	—	—
Altavair AirFinance, ABF Equity(4)	—	8.7	—	—	3.4	12.1	—	—	—	1.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Altitude III, ABF Equity	$—	$0.2	$—	$—	$—	$0.2	$—	$—	$—	$—
Australis Maritime, Common Stock	1.2	—	(0.2)	—	0.1	1.1	—	—	—	0.1
Australis Maritime II, ABF Equity	23.3	—	—	—	0.2	23.5	—	—	—	0.7
AOP SFR 1 LLC (FKA Avenue One PropCo), ABF Equity	6.3	0.4	—	—	(4.8)	1.9	—	—	—	—
AOP SFR 1 LLC (FKA Avenue One PropCo), Term Loan	34.7	0.9	—	—	—	35.6	—	0.7	—	—
Avida Holding AB, Common Stock	51.7	4.8	—	—	(7.8)	48.7	—	—	—	—
Avida Holding AB, Subordinated Bond	1.6	—	—	—	(0.1)	1.5	0.1	—	—	—
Capital Automotive LP, ABF Equity	23.0	—	(0.5)	(0.1)	(4.8)	17.6	—	—	—	0.6
Capital Automotive LP, Structured Mezzanine	18.7	—	(0.8)	—	(0.2)	17.7	1.1	—	—	—
Galaxy Container, ABF Equity	0.2	—	—	—	—	0.2	—	—	—	—
Galaxy Container, Bond	—	0.2	—	—	—	0.2	—	—	—	—
Galaxy Container, Bond	—	0.6	—	—	—	0.6	—	—	—	—
Galaxy Container, Bond	—	0.4	—	—	—	0.4	—	—	—	—
Kilter Finance 2.0, Common Stock	—	4.0	—	—	—	4.0	—	—	—	—
Kilter Finance, Preferred Stock	88.4	3.4	—	—	—	91.8	3.2	2.1	—	—
Kilter Finance, ABF Equity	3.0	—	—	—	7.0	10.0	—	—	—	—
Kilter Finance, Common Stock	—	—	—	—	0.3	0.3	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	115.7	10.7	—	—	2.9	129.3	—	—	—	6.8
KKR Central Park Leasing Aggregator L.P., Partnership Interest	27.0	—	—	—	(1.5)	25.5	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	0.1	—	—	—	—	0.1	—	—	—	—
KKR Rocket Loans Aggregator LLC, Partnership Interest	2.0	—	(0.5)	—	(0.1)	1.4	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	1.0	—	—	—	(0.8)	0.2	—	—	—	1.2
KSC I Aircraft LP, ABF Equity	5.8	11.9	—	—	0.1	17.8	—	—	—	0.2
My Community Homes PropCo 2, ABF Equity	11.8	—	—	—	(9.2)	2.6	—	—	—	—
My Community Homes PropCo 2, Term Loan	69.4	2.1	(3.7)	—	—	67.8	—	2.6	—	—
My Community Homes PropCo 2, Term Loan	4.2	0.2	—	—	—	4.4	—	0.2	—	—
My Community Homes PropCo 2, Term Loan	22.3	0.7	—	—	—	23.0	—	0.9	—	—
Prime St LLC, ABF Equity	—	—	—	—	—	—	—	—	—	—
Prime St LLC, Structured Mezzanine	23.7	—	(0.8)	—	0.6	23.5	0.9	—	—	—
Roemanu LLC, ABF Equity	197.2	—	—	—	(2.9)	194.3	—	—	—	—
Sallie Mae Levered, ABF Equity	1.1	1.6	(2.7)	—	—	—	—	—	—	0.5
Sallie Mae Levered, Bond	4.3	—	(4.3)	—	—	—	0.4	—	—	—
Sallie Mae Levered, Term Loan	0.1	0.2	(0.3)	—	—	—	—	—	—	—
Sallie Mae Levered, Bond	—	4.3	(4.3)	—	—	—	0.3	—	—	—
Sallie Mae Levered, Bond	—	1.2	(1.2)	—	—	—	0.1	—	—	—
Sallie Mae Levered, Bond	—	0.6	(0.6)	—	—	—	—	—	—	—
TDC LLP, Preferred Equity	12.5	9.2	—	—	—	21.7	1.2	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at June 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
TDC LLP, ABF Equity	$—	$0.1	$—	$—	$—	$0.1	$—	$—	$—	$—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,967.9	—	(189.0)	(28.8)	(101.4)	1,648.7	—	—	—	111.4
Equity/Other
48Forty Solutions LLC, Preferred Stock	—	55.6	—	—	(9.8)	45.8	—	—	—	—
48Forty Solutions LLC, Common Stock(4)	—	0.5	—	—	(0.5)	—	—	—	—	—
Accuride Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Accuride Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Preferred Equity	0.7	—	—	—	(0.7)	—	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	(9.9)	9.9	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	—	—	(5.0)	5.0	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	—	—	(4.0)	4.0	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	11.1	—	—	—	2.9	14.0	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	—	—	—	(8.2)	8.2	—	—	—	—	—
HM Dunn Co Inc, Preferred Equity	15.6	1.0	—	—	(0.6)	16.0	—	1.0	—	—
HM Dunn Co Inc, Common Stock	0.4	—	—	—	(0.4)	—	—	—	—	—
JW Aluminum Co, Preferred Stock	170.4	—	—	—	35.6	206.0	—	—	—	10.9
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Lionbridge Technologies Inc, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Lionbridge Technologies Inc, Common Equity	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	38.7	—	—	—	19.9	58.6	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
Production Resource Group LLC, Common Stock	95.3	—	—	—	(84.7)	10.6	—	—	—	—
Quoizel, LLC, Common Stock	2.7	—	—	—	(2.0)	0.7	—	—	—	—
Quorum Health Corp, Trade Claim	0.5	—	—	—	—	0.5	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	10.0	—	—	—	0.3	10.3	—	—	—	—
Quorum Health Corp, Private Equity	7.4	—	(1.1)	—	(2.5)	3.8	—	—	—	—
Quorum Health Corp, Private Equity	—	1.0	—	—	2.8	3.8	—	—	—	—
Wittur Holding GmbH, Common Stock	14.2	—	(0.3)	—	(12.6)	1.3	—	—	—	—
Total	$3,990.5	$345.4	$(227.1)	$(55.8)	$(264.0)	$3,789.0	$15.0	$41.2	$1.3	$133.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of June 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

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
(3)Interest, PIK, Fee and Dividend and Other income presented for the six months ended June 30, 2026.
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Arcfield Acquisition Corp	(x)	Capital Goods	SF	+	5.0%			0.5%	10/2031	$6.0	$6.0	$6.0
Arcwood Environmental (fka Heritage Environmental Services Inc)	(k)(l)(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/2031	52.5	52.2	52.5
Arcwood Environmental (fka Heritage Environmental Services Inc)	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	01/2031	16.7	16.7	16.7
Arcwood Environmental (fka Heritage Environmental Services Inc)	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	01/2030	8.0	8.0	8.0
Area Wide Protective Inc	(k)(v)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/2030	14.3	14.2	14.3
Area Wide Protective Inc	(x)	Commercial & Professional Services	SF	+	4.5%			1.0%	12/2030	12.1	12.1	12.1
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	6.0%	PIK		1.0%	09/2026	27.9	27.9	27.9
ATX Networks Corp	(ad)(s)(v)(w)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2026	93.9	93.6	93.0
Avetta LLC	(l)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	8.4	8.3	8.4
Avetta LLC	(x)	Software & Services	SF	+	4.2%			0.5%	07/2030	1.8	1.8	1.8
Avetta LLC	(x)	Software & Services	SF	+	4.3%			0.5%	07/2030	0.8	0.8	0.8
Avetta LLC	(x)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	3.7	3.7	3.7
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	SA	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	03/2031	£50.2	64.0	66.8
BCA Marketplace Ltd	(v)(w)	Commercial & Professional Services	E	+	6.3%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031	€4.7	5.0	5.4
BDO USA PA	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			2.0%	08/2028	$27.8	27.4	27.8
BDO USA PA	(v)	Commercial & Professional Services	SF	+	4.5%			2.0%	08/2028	1.4	1.4	1.4
Belk Inc	(ac)(v)	Consumer Discretionary Distribution & Retail			15.0%				07/2029	22.8	22.8	23.1
BGB Group LLC	(v)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	26.0	26.0	26.0
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	3.2	3.2	3.2
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	4.8	4.8	4.8
Bonterra LLC	(k)(l)(p)(t)(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	134.3	133.8	134.3
Bonterra LLC	(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	2.5	2.5	2.5
Bonterra LLC	(x)	Software & Services	SF	+	4.8%			0.8%	03/2032	14.4	14.4	14.4
Cadence Education LLC	(v)	Consumer Services	SF	+	5.0%			0.8%	05/2031	10.3	10.3	10.3
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2030	8.5	8.5	8.5
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2031	4.0	4.0	4.0
Cambrex Corp	(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/2032	30.8	30.7	31.1
Cambrex Corp	(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/2032	0.5	0.5	0.5
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%			0.8%	03/2032	7.8	7.8	7.8
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	03/2032	9.4	9.4	9.5
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	5.6	5.6	5.7
Carrier Fire Protection	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	0.8	0.8	0.8
Carrier Fire Protection	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	10.1	10.1	10.2
Carrier Fire Protection	(v)	Commercial & Professional Services	E	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	€2.4	2.6	2.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	$1.8	$1.8	$1.8
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.0% PIK)	0.5%	07/2031	2.1	2.1	2.1
Circana Group (f.k.a. NPD Group)	(k)(l)(v)	Consumer Services	SF	+	4.3%			0.8%	12/2029	17.3	17.3	17.5
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF	+	4.5%			0.8%	12/2028	4.3	4.3	4.3
Civica Group Ltd	(v)(w)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	£3.5	4.4	4.6
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	4.0	5.1	5.1
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 5.5% PIK)	0.0%	08/2030	3.6	4.4	4.5
Clarience Technologies LLC	(k)(l)(p)(t)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	$86.5	86.5	86.8
Clarience Technologies LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	02/2032	2.6	2.6	2.6
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	02/2031	12.4	12.4	12.4
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	27.5	27.5	27.6
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	02/2032	1.9	1.9	1.9
CLEAResult Consulting Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	18.0	17.8	18.2
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	4.5	4.5	4.6
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/2031	3.0	3.0	3.0
ClubCorp Club Operations Inc	(k)(v)	Consumer Services	SF	+	5.0%			1.0%	07/2032	18.0	17.9	18.1
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2031	5.7	5.7	5.7
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2032	3.4	3.4	3.4
Com Laude Group Ltd	(ab)(v)(w)	Software & Services	SF	+	5.0%			0.8%	12/2032	16.0	15.9	15.9
Com Laude Group Ltd	(ab)(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	3.1	3.1	3.1
Com Laude Group Ltd	(ab)(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	1.3	1.3	1.3
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.3%			0.8%	12/2032	3.0	3.0	3.0
Community Brands Inc	(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	0.3	0.3	0.3
Community Brands Inc	(k)(t)(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	43.7	43.4	44.1
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	4.1	4.1	4.1
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	7.1	7.1	7.1
Consilium Safety Group AB	(w)(x)	Capital Goods	E	+	5.5%	(0.0% PIK	/ 2.5% PIK)	0.0%	04/2031	€9.8	10.5	10.6
Corsearch Intermediate Inc	(l)(v)	Software & Services	SF	+	5.5%			1.0%	04/2028	$30.1	29.2	29.5
CSafe Global	(p)(t)(v)	Transportation	SF	+	5.8%			0.8%	12/2028	86.8	86.7	86.8
CSafe Global	(v)	Transportation	SA	+	5.8%			0.8%	12/2028	£15.3	19.5	20.5
CSafe Global	(v)	Transportation	SF	+	5.8%			0.8%	03/2029	$2.3	2.3	2.3
CSafe Global	(x)	Transportation	SF	+	5.8%			0.8%	03/2029	9.2	9.2	9.2
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	04/2032	3.2	3.2	3.1
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	4.8%			0.0%	04/2032	4.7	4.7	4.7
Dedalus Finance GmbH	(aa)(v)(w)	Software & Services	E	+	3.8%			0.0%	05/2030	€1.0	1.1	1.2
Dental Care Alliance Inc	(l)(v)(y)(z)	Health Care Equipment & Services	SF	+	8.4%			0.8%	04/2028	$74.0	72.4	63.7
Dental Care Alliance Inc	(l)(v)(y)(z)	Health Care Equipment & Services	SF	+	6.4%			0.8%	04/2028	34.5	34.5	29.7
Dental365 LLC	(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/2028	0.5	0.5	0.5
Dental365 LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028	24.4	24.4	24.4
Dental365 LLC	(k)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028	13.6	13.6	13.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/2028		$4.6	$4.6	$4.6
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028		3.6	3.6	3.6
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	12/2029		0.4	0.4	0.4
DOXA Insurance Holdings LLC	(k)(l)(v)	Insurance	SF	+	4.5%			0.8%	12/2030		33.2	33.1	33.2
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	12/2029		2.9	2.9	2.9
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	12/2030		18.8	18.8	18.8
DuBois Chemicals Inc	(k)(l)(t)(v)	Materials	SF	+	5.0%			0.8%	06/2031		49.8	49.6	50.1
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		14.7	14.7	14.7
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		4.3	4.3	4.3
Eagle Railcar Services Roscoe Inc	(l)	Transportation	SF	+	4.5%			0.5%	06/2032		8.4	8.3	8.4
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			0.5%	06/2032		10.8	10.8	10.8
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.5%			1.0%	06/2032		12.0	12.0	12.1
Envirotainer Ltd	(w)(x)	Transportation	E	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.0%	07/2029		€2.7	2.8	2.8
Excelitas Technologies Corp	(l)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		$1.9	1.9	1.9
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2028		2.4	2.4	2.4
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		22.6	22.6	22.6
Flexera Software LLC	(k)(p)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		59.8	59.7	59.7
Flexera Software LLC	(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		1.7	1.7	1.7
Flexera Software LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.5	6.5	6.5
Follett Software Co	(k)(t)(v)	Software & Services	SF	+	4.5%			0.5%	08/2031		18.8	18.7	19.0
Follett Software Co	(x)	Software & Services	SF	+	4.5%			0.5%	08/2030		5.6	5.6	5.6
Fortnox AB	(w)(x)	Software & Services	SR	+	4.8%	(0.0% PIK	/ 2.6% PIK)	0.0%	06/2032	SEK	85.7	9.0	8.8
Foundation Consumer Brands LLC	(k)(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		$73.9	72.9	73.9
Foundation Consumer Brands LLC	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	5.0%			1.0%	02/2029		7.7	7.7	7.7
Foundation Risk Partners Corp	(v)	Insurance	SF	+	4.8%			0.8%	10/2029		3.0	2.9	3.0
Foundation Risk Partners Corp	(k)(l)(v)	Insurance	SF	+	4.8%			0.8%	10/2030		93.5	92.9	93.5
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2029		8.9	8.9	8.9
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2030		6.6	6.6	6.6
Frontline Road Safety LLC	(l)(v)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/2032		46.7	46.5	46.9
Frontline Road Safety LLC	(v)	Capital Goods	SF	+	4.8%	(2.0% PIK	/ 2.0% PIK)	0.0%	03/2032		58.8	58.6	59.0
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%			0.0%	03/2032		15.7	15.7	15.7
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%				03/2032		14.3	14.3	14.3
Fullsteam Holdings LLC	(k)(v)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		33.2	32.9	32.9
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		11.1	11.0	11.0
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%			0.8%	08/2031		3.7	3.7	3.7
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	6.3%			1.0%	05/2028		123.1	123.1	121.3
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028		65.9	65.9	64.4
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.8%			1.0%	05/2028		40.0	39.5	39.2
Galaxy Universal LLC	(x)	Consumer Durables & Apparel	SF	+	5.8%			1.0%	05/2028		11.4	11.4	11.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	09/2028	$2.3	$2.2	$2.3
Galway Partners Holdings LLC	(k)(l)(p)(t)(v)	Insurance	SF	+	4.5%			0.8%	09/2028	77.9	77.2	77.9
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028	10.7	10.7	10.7
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028	6.7	6.7	6.7
General Datatech LP	(k)(l)(t)(v)	Software & Services	SF	+	6.0%			1.0%	06/2027	109.6	109.3	109.6
Gigamon Inc	(v)	Software & Services	SF	+	5.8%			0.8%	03/2028	3.7	3.7	3.7
Gigamon Inc	(i)(v)	Software & Services	SF	+	5.8%			0.8%	03/2029	103.9	103.4	101.9
Gigamon Inc	(x)	Software & Services	SF	+	5.8%			0.8%	03/2028	5.6	5.6	5.5
Gracent LLC	(ad)(v)(y)(z)	Health Care Equipment & Services			12.0%	PIK			02/2027	36.0	34.2	28.4
Granicus Inc	(l)(v)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	16.5	16.5	16.5
Granicus Inc	(l)(v)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	5.6	5.5	5.6
Granicus Inc	(x)	Software & Services	SF	+	5.3%			0.8%	01/2031	2.3	2.3	2.3
Granicus Inc	(x)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031	0.5	0.5	0.5
Hargreaves Lansdown Ltd	(v)(w)	Financial Services	SA	+	5.0%	(0.0% PIK	/ 2.3% PIK)	0.0%	03/2032	£21.7	27.6	29.1
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	6.0%			1.0%	12/2026	$69.5	67.9	67.9
Heniff Transportation Systems LLC	(v)	Transportation	SF	+	6.0%			1.0%	12/2026	14.4	14.3	14.1
Heniff Transportation Systems LLC	(l)(v)	Transportation	SF	+	6.5%			1.0%	12/2026	12.6	12.4	12.4
Heniff Transportation Systems LLC	(x)	Transportation	SF	+	6.0%			1.0%	12/2026	3.4	3.4	3.3
Hibu Inc	(l)(p)(t)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	105.9	104.3	105.9
Hibu Inc	(k)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	18.7	18.6	18.9
Hibu Inc	(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027	16.5	16.5	16.8
Higginbotham Insurance Agency Inc	(ab)(v)	Insurance	SF	+	4.5%			1.0%	06/2031	6.0	6.0	6.0
Higginbotham Insurance Agency Inc	(ab)(x)	Insurance	SF	+	4.5%			1.0%	06/2031	1.0	1.0	1.0
Highgate Hotels Inc	(k)(l)(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029	33.3	33.1	33.3
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029	4.2	4.2	4.2
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029	3.9	3.9	4.0
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	19.2	19.2	19.2
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	4.0	4.0	4.0
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031	6.0	6.0	6.0
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.8	0.8	0.8
Homrich & Berg Inc	(k)(v)	Financial Services	SF	+	4.8%			0.8%	11/2031	6.3	6.3	6.3
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031	0.7	0.7	0.7
Horizon CTS Buyer LLC	(k)(l)(t)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	86.6	86.3	86.5
Horizon CTS Buyer LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	03/2032	3.2	3.2	3.2
Horizon CTS Buyer LLC	(p)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032	5.4	5.4	5.4
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2032	15.2	15.2	15.1
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032	2.2	2.2	2.2
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	5.8%	(1.0% PIK	/ 1.0% PIK)	0.0%	09/2028	€75.1	89.6	87.1
Industry City TI Lessor LP	(s)(v)	Consumer Services			13.4%	(7.8% PIK	/ 7.8% PIK)		06/2026	$9.7	9.7	9.9
Inhabit IQ	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/2032	3.6	3.6	3.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Inhabit IQ	(x)	Software & Services	SF	+	4.5%			0.8%	01/2032		$2.2	$2.2	$2.3
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	4.8%	(0.0% PIK	/ 1.8% PIK)		11/2031	A$	3.9	2.5	2.6
Insight Global LLC	(i)(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		$62.4	62.1	62.4
Insight Global LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		36.6	36.6	36.6
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			0.8%	05/2028		2.8	2.8	2.8
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		2.0	2.0	2.0
Insightsoftware.Com Inc	(k)(l)(v)	Software & Services	SF	+	5.3%			1.0%	05/2028		41.1	41.1	41.1
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			0.8%	05/2028		25.8	25.8	25.8
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			1.0%	05/2028		3.4	3.4	3.4
Integrity Marketing Group LLC	(k)(l)(v)	Insurance	SF	+	5.0%			0.8%	08/2028		98.5	98.5	98.5
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028		0.1	0.1	0.1
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028		0.7	0.7	0.7
J S Held LLC	(k)(l)(p)(v)	Insurance	SF	+	4.8%			1.0%	06/2028		82.7	82.4	82.8
J S Held LLC	(v)	Insurance	SF	+	4.8%			1.0%	06/2028		9.2	9.2	9.2
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028		6.9	6.9	6.9
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028		10.8	10.8	10.8
Jeppesen Holdings LLC	(w)(x)	Software & Services	SF	+	4.8%			0.5%	10/2032		2.4	2.4	2.4
Kellermeyer Bergensons Services LLC	(ad)(s)(v)	Commercial & Professional Services	SF	+	5.3%	PIK		1.0%	11/2028		220.3	217.1	220.3
Kellermeyer Bergensons Services LLC	(ad)(s)(v)(y)(z)	Commercial & Professional Services	SF	+	8.0%	PIK		1.0%	11/2028		101.8	94.1	40.3
Keystone Agency Partners LLC	(k)(v)	Insurance	SF	+	4.3%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/2032		33.3	33.1	33.1
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	08/2032		8.5	8.5	8.5
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.5%			0.8%	08/2032		3.8	3.8	3.8
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030		€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030		0.5	0.6	0.5
Lazer Logistics Inc	(v)	Transportation	SF	+	4.8%			0.8%	05/2030		$1.7	1.6	1.7
Lazer Logistics Inc	(k)(l)(v)	Transportation	SF	+	4.8%			0.8%	05/2030		23.9	23.8	24.1
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2029		1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2030		2.3	2.3	2.4
Learning Experience Corp/The	(t)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032		15.9	15.8	16.0
Learning Experience Corp/The	(x)	Consumer Services	SF	+	4.8%			0.8%	07/2032		3.5	3.5	3.5
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030		4.5	4.5	4.5
Legends Hospitality LLC	(p)(t)(v)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031		78.2	77.5	78.4
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2030		9.3	9.3	9.3
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031		1.2	1.2	1.2
Lionbridge Technologies Inc	(i)(s)(v)(y)(z)	Media & Entertainment	SF	+	7.0%			1.0%	04/2026		93.0	92.7	79.0
Lipari Foods LLC	(i)(v)	Consumer Staples Distribution & Retail	SF	+	6.5%			1.0%	10/2028		98.3	97.6	95.5
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.0%	12/2028		£15.0	20.0	20.2
Lloyd's Register Quality Assurance Ltd	(v)(w)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028		5.6	7.1	7.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Lloyd's Register Quality Assurance Ltd	(w)(x)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	12/2028		£4.4	$5.6	$5.6
Magna Legal Services LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2029		$35.4	35.2	35.4
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	11/2028		2.2	2.2	2.2
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031		0.6	0.6	0.6
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031		5.0	5.0	5.1
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031		2.7	2.7	2.7
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031		4.3	4.3	4.4
MB2 Dental Solutions LLC	(k)(l)(p)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		153.5	152.6	155.0
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		1.9	1.9	1.9
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		23.2	23.2	23.4
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		8.8	8.8	8.8
Medallia Inc	(v)	Software & Services	SF	+	6.5%	(4.0% PIK	/ 4.0% PIK)	0.8%	10/2028		234.6	233.3	184.7
Med-Metrix	(k)(p)(t)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032		77.8	77.5	78.0
Med-Metrix	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032		37.2	37.2	37.3
Med-Metrix	(x)	Software & Services	SF	+	4.8%			0.8%	07/2032		34.1	34.1	34.1
Mercer Advisors Inc	(k)(v)	Financial Services	SF	+	4.5%			0.8%	10/2030		42.8	42.8	42.8
Mercer Advisors Inc	(x)	Financial Services	SF	+	4.5%			0.8%	10/2030		4.5	4.5	4.5
Model N Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031		29.5	29.4	29.8
Model N Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031		6.1	6.1	6.2
Model N Inc	(x)	Software & Services	SF	+	4.8%			0.8%	06/2031		3.2	3.2	3.2
NAVEX Global Inc	(k)(v)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/2032		14.7	14.6	14.6
NAVEX Global Inc	(x)	Software & Services	SA	+	5.0%			0.8%	10/2031		0.3	0.3	0.3
NAVEX Global Inc	(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/2032		6.7	6.7	6.7
NBG Home	(v)(y)	Consumer Durables & Apparel							03/2026		10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF	+	10.0%	PIK		1.0%	03/2026		32.7	30.7	3.6
NCI Inc	(ad)(v)	Software & Services	SF	+	7.5%	(0.0% PIK	/ 7.5% PIK)	1.0%	08/2028		30.7	30.9	30.7
NeoGov Newt Holdco Inc	(p)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032		20.1	20.0	20.0
NeoGov Newt Holdco Inc	(x)	Software & Services	SA	+	4.5%			0.5%	09/2032		1.1	1.1	1.1
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032		2.4	2.4	2.4
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032		4.9	4.9	4.8
Net Documents	(v)	Software & Services	SF	+	4.5%			1.0%	07/2029		0.8	0.8	0.8
Net Documents	(k)(l)(v)	Software & Services	SF	+	4.8%			1.0%	07/2029		32.6	32.5	32.6
Net Documents	(x)	Software & Services	SF	+	4.5%			1.0%	07/2029		3.6	3.6	3.6
Netsmart Technologies Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/2031		60.3	60.1	60.3
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/2031		6.2	6.2	6.2
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/2031		6.3	6.3	6.3
New Era Technology Inc	(v)	Software & Services	SF	+	6.3%	PIK		0.0%	06/2030		10.4	10.4	10.4
New Era Technology Inc	(v)	Software & Services	SF	+	6.3%	(0.0% PIK	/ 6.3% PIK)	0.0%	06/2030		2.3	2.3	2.3
New Era Technology Inc	(x)	Software & Services	SF	+	6.3%	(0.0% PIK	/ 6.3% PIK)	0.0%	06/2030		2.3	2.3	2.3
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.4%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031	SEK	227.1	21.0	24.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E	+	5.3%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031	€15.3	$16.0	$17.9
OEConnection LLC	(k)(l)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032	$23.2	23.2	23.4
OEConnection LLC	(x)	Software & Services	SF	+	4.5%			0.8%	11/2032	0.6	0.6	0.6
OEConnection LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	11/2032	2.4	2.4	2.4
OEConnection LLC	(x)	Software & Services	SF	+	4.5%			0.5%	12/2032	6.4	6.4	6.4
OEConnection LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032	6.3	6.3	6.3
Orion Services Group	(x)	Capital Goods	C	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.7%	11/2032	4.0	4.0	4.0
Oxford Global Resources LLC	(k)(l)(p)(t)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027	91.9	91.6	91.9
Oxford Global Resources LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027	8.3	8.3	8.4
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027	7.6	7.6	7.6
PartsSource Inc	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026	3.6	3.6	3.6
PartsSource Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028	82.4	82.0	82.4
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2026	0.7	0.7	0.7
PCI Pharma Services	(k)(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032	41.7	41.5	41.8
PCI Pharma Services	(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032	0.7	0.7	0.7
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032	26.0	25.8	26.0
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032	2.0	2.0	2.0
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032	11.7	11.7	11.7
Pike Corp	(p)(t)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032	30.6	30.6	30.6
Pike Corp	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032	6.7	6.6	6.6
Pike Corp	(x)	Capital Goods	SF	+	4.5%			0.8%	12/2032	4.4	4.4	4.4
Premise Health Holding Corp	(v)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032	5.5	5.4	5.4
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2031	0.5	0.5	0.5
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032	2.3	2.3	2.3
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	PIK		1.0%	10/2030	265.4	263.9	273.5
PROS Holdings Inc	(t)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/2032	10.9	10.9	10.9
PROS Holdings Inc	(x)	Software & Services	SF	+	4.8%			0.0%	12/2032	1.3	1.3	1.3
PSC Group	(v)	Transportation	SF	+	5.3%			0.8%	04/2030	1.0	1.0	1.0
PSC Group	(k)(l)(v)	Transportation	SF	+	5.3%			0.8%	04/2031	17.5	17.4	17.6
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2030	1.4	1.4	1.4
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2031	1.5	1.5	1.6
PSKW LLC (dba ConnectiveRx)	(k)(l)(p)(t)(v)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/2028	101.3	101.3	101.3
Radwell International LLC	(i)(k)(p)(v)	Capital Goods	SF	+	5.5%			0.8%	04/2029	125.3	125.3	126.7
Radwell International LLC	(v)	Capital Goods	SF	+	5.5%			0.8%	04/2029	1.2	1.2	1.2
Radwell International LLC	(x)	Capital Goods	SF	+	5.5%			0.8%	04/2029	5.8	5.8	5.8
Railpros Inc	(k)(v)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	2.6	2.6	2.6
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.8	0.8	0.8
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.4	0.4	0.4
Reliant Rehab Hospital Cincinnati LLC	(s)(v)	Health Care Equipment & Services	SF	+	6.3%			0.0%	02/2028	43.3	42.8	43.3
Reliant Rehab Hospital Cincinnati LLC	(s)(v)(y)(z)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 8.3% PIK)	0.0%	02/2028	48.6	36.6	11.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Resa Power LLC	(k)(t)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	$67.2	$66.9	$67.6
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	12.2	12.2	12.3
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/2032	8.6	8.6	8.6
Revere Superior Holdings Inc	(l)(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	42.2	41.7	42.2
Revere Superior Holdings Inc	(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	0.5	0.5	0.5
Revere Superior Holdings Inc	(x)	Software & Services	SF	+	5.0%			1.0%	10/2029	3.3	3.3	3.3
Rialto Capital Management LLC	(k)(l)(v)	Financial Services	SF	+	5.0%			0.8%	12/2030	20.1	20.0	20.3
Rialto Capital Management LLC	(x)	Financial Services	SF	+	5.0%			0.8%	12/2030	1.0	1.0	1.0
Rockefeller Capital Management LP	(v)	Financial Services	SF	+	4.5%			0.5%	12/2032	24.6	24.5	24.5
Rockefeller Capital Management LP	(x)	Financial Services	SF	+	4.5%			0.5%	12/2032	8.8	8.8	8.7
Safe-Guard Products International LLC	(k)(l)(t)(v)	Financial Services	SF	+	4.8%			0.8%	04/2030	40.3	40.0	40.7
Safe-Guard Products International LLC	(x)	Financial Services	SF	+	4.8%			0.8%	04/2030	8.8	8.8	8.8
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	4.7	4.7	4.7
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.0	0.0	0.0
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.6	0.6	0.6
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	0.9	0.9	0.9
Service Express Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	32.7	32.6	33.0
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	61.9	61.9	61.9
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	1.2	1.2	1.2
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	0.1	0.1	0.1
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	10.7	10.7	10.7
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	12.3	12.3	12.3
Service Logic LLC	(v)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/2032	28.9	28.8	28.8
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.0%	12/2032	8.0	8.0	7.9
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/2032	4.0	4.0	4.0
Shaw Development LLC	(v)	Capital Goods	SF	+	6.0%			0.5%	10/2029	28.3	28.1	27.9
Source Code LLC	(l)(p)(t)(v)	Software & Services	SF	+	6.5%			1.0%	07/2027	52.5	52.1	52.5
Sphera Solutions Inc	(k)	Software & Services	SF	+	4.5%			0.5%	09/2032	7.7	7.7	7.7
Sphera Solutions Inc	(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	0.8	0.8	0.8
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	6.4	6.4	6.4
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	3.4	3.4	3.4
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	20.0	20.0	20.0
Spins LLC	(k)(t)(v)	Software & Services	SF	+	4.8%			1.0%	01/2029	32.4	32.4	32.4
Spins LLC	(x)	Software & Services	SF	+	4.8%			1.0%	01/2029	3.2	3.2	3.2
Spotless Brands LLC	(k)(l)(v)	Consumer Services	SF	+	5.8%			1.0%	07/2028	30.5	30.2	30.8
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.5%			1.0%	07/2028	35.6	35.6	35.8
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.0%			1.0%	07/2028	0.9	0.9	0.9
Spotless Brands LLC	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2028	5.3	5.3	5.3
STV Group Inc	(k)(v)	Capital Goods	SF	+	4.8%			0.8%	03/2031	9.8	9.7	9.8
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2030	8.3	8.3	8.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
STV Group Inc	(x)	Capital Goods	SF	+	4.8%			0.8%	03/2031	$11.9	$11.9	$11.9
Summit Interconnect Inc	(t)(v)	Capital Goods	SF	+	6.0%			1.0%	09/2028	132.2	131.6	123.1
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	1.1	1.1	1.1
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	15.5	15.1	15.5
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%	PIK		1.0%	06/2027	33.1	33.1	33.1
Sweeping Corp of America LLC	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2027	4.5	4.5	4.5
Tangoe LLC	(s)(v)	Software & Services	SF	+	6.7%	(1.7% PIK	/ 1.7% PIK)	1.0%	06/2026	168.1	167.3	151.4
Tangoe LLC	(s)(v)(y)(z)	Software & Services			12.5%	PIK			06/2026	23.5	8.9	—
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	45.7	45.3	36.9
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	8.6	8.6	6.9
Time Manufacturing Co	(v)	Capital Goods	E	+	6.5%			0.8%	12/2027	€13.8	14.6	13.1
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027	$1.3	1.3	1.0
Time Manufacturing Co	(x)	Capital Goods	SF	+	6.5%			0.8%	12/2027	14.0	14.0	11.3
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)		05/2032	33.2	32.9	32.9
Turnpoint Services Inc	(v)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	0.6	0.6	0.6
Turnpoint Services Inc	(l)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	8.4	8.3	8.3
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2030	0.9	0.9	0.9
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031	2.5	2.5	2.5
Ultra Electronics Holdings Ltd	(aa)(v)(w)	Capital Goods	SF	+	3.8%			0.5%	08/2029	1.7	1.7	1.7
USIC Holdings Inc	(k)(l)(p)(t)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	122.0	121.5	124.5
USIC Holdings Inc	(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	7.1	7.1	7.1
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	3.0	3.0	3.1
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	8.1	8.1	8.1
Veriforce LLC	(v)(w)	Software & Services	SF	+	4.8%			0.8%	11/2031	2.6	2.6	2.6
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.8%			0.8%	11/2031	2.1	2.1	2.1
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.8%			0.8%	11/2031	3.7	3.7	3.7
Vermont Information Processing Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	8.3	8.3	8.4
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	9.6	9.6	9.6
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.8%			0.5%	01/2032	2.9	2.9	2.9
Version1 Software Ltd	(v)(w)	Software & Services	E	+	4.9%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029	€2.0	1.9	2.3
Version1 Software Ltd	(w)(x)	Software & Services	E	+	4.9%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029	11.7	13.0	13.2
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029	$67.2	66.8	67.2
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029	0.8	0.8	0.8
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/2029	8.3	8.3	8.3
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029	13.4	13.3	13.4
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029	5.9	5.9	5.9
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029	20.8	20.8	20.8
Vitu	(k)(t)(v)	Software & Services	SF	+	4.5%			0.8%	01/2032	27.4	27.3	27.6
Vitu	(x)	Software & Services	SF	+	4.5%			0.8%	01/2031	9.1	9.1	9.1
Vytalogy Wellness LLC (fka Jarrow Formulas Inc)	(i)(t)(v)	Household & Personal Products	SF	+	6.3%			1.0%	11/2027	103.7	102.3	103.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Waste Services Group Pty Ltd	(v)(w)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	A$	3.9	$2.1	$2.6
Waste Services Group Pty Ltd	(w)(x)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032		7.4	4.8	4.8
Wealth Enhancement Group LLC	(v)	Financial Services	SF	+	4.5%			1.0%	10/2028		$0.0	0.0	0.0
Wealth Enhancement Group LLC	(k)(v)	Financial Services	SF	+	4.5%			1.0%	10/2028		9.5	9.5	9.5
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.5%			1.0%	10/2028		2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.5%			1.0%	10/2028		13.9	13.9	13.9
Wedgewood Weddings	(k)	Consumer Services	SF	+	4.5%			0.8%	06/2032		7.7	7.7	7.7
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.5%			0.8%	06/2032		5.8	5.8	5.8
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.5%			0.8%	06/2032		5.8	5.8	5.8
West Star Aviation Inc	(k)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		28.3	28.2	28.4
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%			0.8%	05/2032		1.8	1.8	1.8
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		9.5	9.5	9.6
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%			0.8%	05/2032		30.1	30.1	30.1
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		€57.0	61.5	65.2
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		11.6	6.3	13.3
Woolpert Inc	(v)	Capital Goods	SF	+	4.5%			1.0%	04/2031		$1.0	1.0	1.0
Woolpert Inc	(p)	Capital Goods	SF	+	4.5%			1.0%	04/2032		10.6	10.6	10.7
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2031		6.9	6.9	6.9
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2032		15.9	15.9	16.0
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	(4.0% PIK	/ 4.0% PIK)	1.0%	03/2030		20.0	19.3	4.7
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.9	0.8	0.9
Worldwise Inc	(x)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.8	0.8	0.8
Xylem Kendall	(k)(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		17.7	17.7	17.5
Xylem Kendall	(v)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		1.5	1.5	1.5
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		15.9	15.9	15.7
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		1.2	1.2	1.2
Zellis Holdings Ltd	(v)(w)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		£2.8	3.6	3.8
Zellis Holdings Ltd	(w)(x)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		3.4	4.4	4.4
Zendesk Inc	(k)(l)(v)	Software & Services	SF	+	5.0%			0.8%	11/2028		$68.4	68.0	68.4
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028		5.0	5.0	5.0
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028		6.0	6.0	6.0
Zeus Industrial Products Inc	(l)(v)	Health Care Equipment & Services	SF	+	6.0%	(3.0% PIK	/ 3.0% PIK)	0.8%	02/2031		83.1	82.6	79.0
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		7.7	7.7	7.3
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2030		11.6	11.6	11.0
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		7.7	7.7	7.3
Total Senior Secured Loans—First Lien												9,157.8	8,861.8
Unfunded Loan Commitments												(1,338.4)	(1,338.4)
Net Senior Secured Loans—First Lien												7,819.4	7,523.4

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Senior Secured Loans—Second Lien—9.2%
Constellis Holdings LLC	(v)	Capital Goods	SF	+	9.0%			1.0%	12/2028	$7.7	$7.6	$6.8
Peraton Corp	(s)(v)	Capital Goods	SF	+	8.0%			1.0%	02/2029	175.0	169.4	141.8
Peraton Corp	(v)	Capital Goods	SF	+	7.8%			0.8%	02/2029	129.8	126.2	104.8
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.1	7.1	6.8
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.4	7.4	7.1
Solera LLC	(v)	Software & Services	SF	+	9.0%			1.0%	06/2029	280.2	270.9	260.8
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2034	8.3	5.0	5.2
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2036	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	€3.8	4.4	4.4
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.2%	PIK		1.0%	03/2032	$0.9	0.2	0.9
Total Senior Secured Loans—Second Lien											598.2	538.6

Other Senior Secured Debt—1.0%
Cloud Software Group Inc (fka TIBCO Software Inc)	(aa)(v)	Software & Services			6.5%				03/2029	0.7	0.6	0.7
Cubic Corp	(v)(y)(z)	Software & Services	SF	+	7.6%	(0.0% PIK	/ 7.6% PIK)	0.8%	05/2029	34.7	30.6	23.2
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			7.0%				02/2030	€1.0	1.2	1.2
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			5.6%				02/2030	1.0	1.2	1.2
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services			8.5%	PIK			05/2032	$32.8	31.4	28.3
Total Other Senior Secured Debt											65.0	54.6

Subordinated Debt—3.4%
Accuride Corp	(ad)(v)	Capital Goods	SF	+	4.5%	(3.0% PIK	/ 3.0% PIK)	0.0%	03/2030	3.3	4.3	6.4
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	8.0%	PIK		1.0%	02/2030	3.8	3.8	3.8
ATX Networks Corp	(ad)(s)(v)(w)(y)(z)	Capital Goods			10.0%	PIK			09/2028	47.4	21.4	3.9
Cyncly Refinancing	(v)(w)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2033	0.0	0.0	0.0
Cyncly Refinancing	(w)(x)	Software & Services	SF	+	7.5%	PIK		0.0%	04/2033	1.6	1.6	1.6
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services			10.0%	PIK			07/2029	0.1	0.1	0.1
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services							04/2030	13.4	8.9	13.3
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services							04/2030	51.1	32.0	47.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	7.3%			0.5%	08/2030	19.0	18.6	19.0
Ultra Electronics Holdings Ltd	(v)(w)	Capital Goods	SF	+	9.0%	PIK		0.5%	08/2031	32.5	32.3	32.5
Total Subordinated Debt											123.0	127.6
Unfunded Debt Commitments											(1.6)	(1.6)
Net Subordinated Debt											121.4	126.0
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)	Financial Services								7,415,463	$7.4	$7.8
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)	Financial Services								25,990,438	26.0	27.0
Harley-Davidson Financial Services Inc, ABF Equity	(v)(w)(y)	Financial Services								1,896,424	1.9	1.9
Kilter Finance, ABF Equity	(ad)(v)(w)(y)	Insurance								536,709	0.5	3.0
Kilter Finance, Common Stock	(ad)(v)(w)(y)	Insurance								37,119	—	—
Kilter Finance, Preferred Stock	(ad)(v)(w)	Insurance			12.0%	(9.0% PIK	/ 9.0% PIK)			$88.4	88.4	88.4
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(v)(w)	Capital Goods								107,005,707	107.0	115.7
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(v)(w)(y)(z)	Capital Goods			14.3%				05/2026	$39.1	39.1	27.0
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(v)(w)	Media & Entertainment								35,894	—	0.1
KKR Rocket Loans Aggregator LLC, Partnership Interest	(ad)(v)(w)(y)	Financial Services								2,038,793	2.0	2.0
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(v)(w)	Capital Goods								3,306	—	1.0
KSC I Aircraft LP, ABF Equity	(ad)(v)(w)(y)	Capital Goods								5,832,277	5.8	5.8
My Community Homes PropCo 2, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)								26,991,221	27.0	11.8
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			03/2034	$69.4	69.4	69.4
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			04/2035	$4.2	4.2	4.2
My Community Homes PropCo 2, Term Loan	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			7.5%	PIK			06/2035	$22.3	22.3	22.3
Newday Group Jersey Ltd, ABF Equity	(v)(w)(y)	Financial Services								27,817,038	37.1	37.4
NewStar Clarendon 2014-1A Class D	(v)(w)(y)	Financial Services							01/2027	8,310,000	0.3	0.6
Norway_France, ABF Equity	(v)(w)	Financial Services								5,661,824	6.3	6.8
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(v)(w)	Telecommunication Services	SA	+	7.0%			1.5%	09/2026	£31.8	39.8	43.1
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(w)(x)	Telecommunication Services	SA	+	7.0%			1.5%	09/2026	£11.6	14.8	14.9
PayPal Danube 2, ABF Equity	(v)(w)(y)	Financial Services								26,133,273	30.4	30.3
PayPal Europe Sarl et Cie SCA, ABF Equity	(v)(w)	Financial Services								60,414,951	66.3	70.9
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				10/2027	$1.9	1.9	1.9
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				12/2027	$1.9	1.9	1.9
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				10/2027	$1.1	1.1	1.1
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				12/2027	$1.1	1.1	1.1
Powin Energy Corp/NV, Warrants	(r)(y)	Capital Goods								2,067,356	—	—
Prime ST LLC, ABF Equity	(ad)(v)(w)(y)	Equity Real Estate Investment Trusts (REITs)								4,534,461	7.0	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Prime ST LLC, Structured Mezzanine	(ad)(v)(w)	Equity Real Estate Investment Trusts (REITs)			11.0%	(6.0% PIK	/ 6.0% PIK)		03/2030	$66.2	$65.0	$23.7
Residential Opportunities I LLC, ABF Equity	(v)(y)	Real Estate Management & Development								39	—	0.1
Roemanu LLC, ABF Equity	(ad)(v)	Financial Services								220,778,388	222.9	197.2
Sallie Mae Levered, ABF Equity	(ad)(v)(w)(y)	Financial Services								1,143,192	1.1	1.1
Sallie Mae Levered, Bond	(ad)(v)(w)	Financial Services			13.0%				11/2033	$4.3	4.3	4.3
Sallie Mae Levered, Term Loan	(ad)(v)(w)	Financial Services	SF	+	2.8%				11/2032	$0.1	0.1	0.1
Sallie Mae Levered, Term Loan	(ad)(w)(x)	Financial Services	SF	+	2.8%				11/2032	$0.3	0.3	0.3
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(v)(w)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$10.0	10.0	10.1
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(w)(x)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$5.2	5.2	5.3
SKP German Bank, ABF Equity	(v)(w)(y)	Financial Services								4,559,361	5.4	5.4
Slate Venture Holdings LP, ABF Equity	(v)(w)	Consumer Durables & Apparel								17,673,700	17.7	20.6
Slate Venture Holdings LP, Term Loan	(v)(w)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/2029	$14.8	14.8	14.8
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(o)(w)	Financial Services								21,363,135	21.4	25.1
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(v)(w)	Materials	SF	+	4.8%			1.0%	01/2028	$55.3	55.3	55.8
Styron Receivables Funding Designated Activity Company (FKA Trinseo Materials), Revolver	(w)(x)	Materials	SF	+	4.8%			1.0%	01/2028	$15.0	15.0	15.1
SunPower Financial, ABF Equity	(v)(w)	Financial Services								2,712,689	2.7	2.9
TDC LLP, ABF Equity	(ad)(v)(w)(y)	Financial Services								3,302	—	—
TDC LLP, Preferred Equity	(ad)(v)(w)	Financial Services			8.0%					$9.2	12.3	12.5
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/2029	$40.0	40.0	40.1
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%			1.0%	01/2029	$6.0	6.0	6.0
Vehicle Secured Funding Trust, ABF Equity	(v)(w)	Financial Services								10,555,713	10.6	14.3
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services			15.0%				01/2046	$31.7	31.7	31.7
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(v)(w)	Capital Goods	SF	+	5.5%			0.8%	10/2028	$11.9	11.9	11.9
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(w)(x)	Capital Goods	SF	+	5.5%			0.8%	10/2028	$12.8	12.8	12.9
Total Asset Based Finance											1,929.8	1,792.6
Unfunded Asset Based Finance Commitments											(98.9)	(98.9)
Net Asset Based Finance											1,830.9	1,693.7

Credit Opportunities Partners JV, LLC—33.6%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC								$2,267.4	2,201.9	1,967.9
Total Credit Opportunities Partners JV, LLC											2,201.9	1,967.9
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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(s)(v)(y)	Commercial & Professional Services								26,230,661	$48.3	$—
Kestra Financial Inc, Preferred Equity	(v)	Financial Services			12.0%	PIK				2,050	2.0	2.0
Kestra Financial Inc, Preferred Equity	(x)	Financial Services			12.0%	(0.0% PIK	/ 12.0% PIK)			9,230	9.2	9.2
Lido Advisors LLC, Class A Common Stock	(n)(w)(y)	Financial Services								4,835,590	5.0	4.7
Lido Advisors LLC, Class Z Preferred Stock	(n)(w)(y)	Financial Services								4,835,590	5.0	5.2
Lipari Foods LLC, Common Stock	(v)(y)	Consumer Staples Distribution & Retail								7,946,073	8.0	3.2
Magna Legal Services LLC, Common Stock	(h)(y)	Commercial & Professional Services								4,938,192	4.9	9.1
Med-Metrix, Common Stock	(v)(y)	Software & Services								5,000,000	5.0	5.2
Miami Beach Medical Group LLC, Common Stock	(v)(y)	Health Care Equipment & Services								6,978,924	7.0	7.5
Misys Ltd, Preferred Stock	(v)(w)	Software & Services	SF	+	13.3%	PIK		0.0%		55,321	53.1	53.8
NCI Inc, Class A-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
NCI Inc, Class B-1 Common Stock	(ad)(v)(y)	Software & Services								30,121	—	—
NCI Inc, Class C Common Stock	(ad)(v)(y)	Software & Services								49,406	20.2	38.7
NCI Inc, Class I-1 Common Stock	(ad)(v)(y)	Software & Services								42,923	—	—
New Era Technology Inc, Common Stock	(i)(v)(y)	Software & Services								9,426	—	—
New Era Technology Inc, Preferred Stock	(i)(v)(y)	Software & Services								9,426	4.8	4.5
One Call Care Management Inc, Common Stock	(ac)(v)(y)	Health Care Equipment & Services								34,872	2.1	0.9
One Call Care Management Inc, Preferred Stock A	(ac)(v)(y)	Health Care Equipment & Services								371,992	22.8	17.5
One Call Care Management Inc, Preferred Stock B	(ac)(v)	Health Care Equipment & Services			9.0%	PIK			10/2029	10,965,680	11.2	13.2
Polyconcept North America Inc, Class A - 1 Units	(v)(y)	Household & Personal Products								30,000	3.0	2.0
Production Resource Group LLC, Common Stock	(ad)(v)(y)	Media & Entertainment								581,691	95.3	95.3
Proserv Acquisition LLC, Class A Preferred Units	(ac)(v)(w)(y)	Energy								837,780	3.1	2.2
Quoizel, LLC, Common Stock	(ad)(v)(y)	Consumer Durables & Apparel								4,563	8.3	2.7
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services								5,521,128	5.5	10.0
Quorum Health Corp, Private Equity	(ad)(v)(y)	Health Care Equipment & Services								2,070,423	2.1	7.4
Quorum Health Corp, Trade Claim	(ad)(v)(y)	Health Care Equipment & Services								8,301,000	0.7	0.5
Quorum Health Corp, Trust Initial Funding Units	(ad)(v)(y)	Health Care Equipment & Services								143,400	0.2	0.1
Sorenson Communications LLC, Common Stock	(j)(u)(v)(y)	Telecommunication Services								42,731	7.1	5.4
Stuart Weitzman Inc, Common Stock	(v)(y)	Consumer Durables & Apparel								5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods								394,128,646	4.2	7.7
Ultra Electronics Holdings PLC, Private Equity	(v)(w)(y)	Capital Goods								1,272,105	1.3	2.5
Wittur Holding GmbH, Common Stock	(ad)(v)(w)(y)	Capital Goods								11,630	8.0	14.2
Total Equity/Other											1,113.2	1,113.6
Unfunded Equity/Other Commitments											(9.2)	(9.2)
Net Equity/Other											1,104.0	1,104.4
TOTAL INVESTMENTS—222.4%											$13,740.8	13,008.6
LIABILITIES IN EXCESS OF OTHER ASSETS—(122.4%)												(7,159.6)
NET ASSETS—100%												$5,849.0
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
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person for the year ended December 31, 2025:

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
(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of December 31, 2025, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” and may be deemed to “control”. During the year ended December 31, 2025, the Company disposed of investments in portfolio companies of which it may be deemed to be an “affiliated person” and may be deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person and may be deemed to control for the year ended December 31, 2025:

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

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
801 5th Ave, Seattle, Structure Mezzanine	$54.5	$2.1	$—	$—	$(6.8)	$49.8	$6.2	$1.9	$—	$—
801 5th Ave, Seattle, ABF Equity	—	—	(0.1)	—	0.1	—	—	—	—	—
Abacus JV, ABF Equity	24.6	—	(27.0)	0.7	2.5	0.8	—	—	—	—
Australis Maritime, Common Stock	11.3	—	(10.3)	—	0.2	1.2	—	—	—	0.2
Australis Maritime II, ABF Equity	19.8	9.8	(7.0)	—	0.7	23.3	—	—	—	1.4
Avenue One PropCo, ABF Equity	10.2	—	—	—	(3.9)	6.3	—	—	—	—
Avenue One PropCo, Term Loan	32.3	2.4	—	—	—	34.7	—	2.4	—	—
Avida Holding AB, Common Stock	60.4	—	—	—	(8.7)	51.7	—	—	—	—
Avida Holding AB, Subordinated Bond	1.3	—	—	—	0.3	1.6	0.2	—	—	—
Capital Automotive LP, ABF Equity	32.9	—	(17.8)	6.7	1.2	23.0	—	—	—	1.7
Capital Automotive LP, Structured Mezzanine	40.1	—	(21.4)	0.1	(0.1)	18.7	2.8	—	—	—
Discover Financial Services, Subordinated Loan	38.8	—	(38.8)	—	—	—	2.7	—	—	—
Discover Financial Services, ABF Equity	21.7	—	(21.4)	0.5	(0.8)	—	—	—	—	1.3
Galaxy Container, ABF Equity	—	0.2	—	—	—	0.2	—	—	—	—
Kilter Finance, Preferred Stock	85.4	18.6	(15.6)	—	—	88.4	6.1	3.8	—	—
Kilter Finance, ABF Equity	0.5	—	—	—	2.5	3.0	—	—	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	146.7	27.6	(62.0)	3.9	(0.5)	115.7	—	—	—	15.2
KKR Central Park Leasing Aggregator L.P., Partnership Interest	15.8	—	—	—	11.2	27.0	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	0.1	—	—	—	—	0.1	—	—	—	0.2
KKR Rocket Loans Aggregator LLC, Partnership Interest	4.3	—	(2.9)	—	0.6	2.0	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	7.2	—	(2.9)	0.3	(3.6)	1.0	—	—	—	7.2
KSC I Aircraft LP, ABF Equity	—	5.8	—	—	—	5.8	—	—	—	—
My Community Homes PropCo 2, ABF Equity	15.6	6.7	—	—	(10.5)	11.8	—	—	—	—
My Community Homes PropCo 2, Term Loan	64.4	5.0	—	—	—	69.4	—	5.1	—	—
My Community Homes PropCo 2, Term Loan	—	4.2	—	—	—	4.2	—	0.2	—	—
My Community Homes PropCo 2, Term Loan	—	22.3	—	—	—	22.3	—	0.9	—	—
Prime St LLC, ABF Equity	—	—	(1.1)	(0.8)	1.9	—	—	—	—	—
Prime St LLC, Structured Mezzanine	27.6	4.0	—	—	(7.9)	23.7	3.7	3.7	—	—
Roemanu LLC (FKA Toorak Capital Partners LLC), ABF Equity	238.9	—	(13.6)	—	(28.1)	197.2	—	—	—	9.4
Sallie Mae Levered, ABF Equity	—	1.1	—	—	—	1.1	—	—	—	—
Sallie Mae Levered, Bond	—	4.3	—	—	—	4.3	—	—	—	—
Sallie Mae Levered, Term Loan	—	0.1	—	—	—	0.1	—	—	—	—
TDC LLP, Preferred Equity	36.8	15.9	(41.9)	1.0	0.7	12.5	1.5	—	—	—
TDC LLP, ABF Equity	1.9	—	(2.0)	—	0.1	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	$1,363.3	$630.2	$—	$—	$(25.6)	$1,967.9	$—	$—	$—	$232.5
Equity/Other
Accuride Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Accuride Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Common Stock	—	1.9	—	—	(1.9)	—	—	—	—	—
Alacrity Solutions Group LLC, Preferred Equity	—	2.3	—	—	(1.6)	0.7	—	0.2	—	—
ATX Networks Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	—	—	—	—	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	18.4	—	—	—	(7.3)	11.1	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	5.0	—	—	—	(5.0)	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series A	0.1	—	—	(7.1)	7.0	—	—	—	—	—
HM Dunn Co Inc, Preferred Stock, Series B	—	—	—	—	—	—	—	—	—	—
HM Dunn Co Inc, Preferred Equity	—	13.4	—	—	2.2	15.6	—	0.9	—	—
HM Dunn Co Inc, Common Stock	—	—	—	—	0.4	0.4	—	—	—	—
JW Aluminum Co, Common Stock	2.5	—	—	—	(2.5)	—	—	—	—	—
JW Aluminum Co, Preferred Stock	152.3	—	(156.4)	(58.1)	62.2	—	—	—	—	—
JW Aluminum Co, Preferred Stock	—	135.2	(10.4)	—	45.6	170.4	—	—	—	14.3
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	15.1	—	—	—	(15.1)	—	—	—	—	—
Kilter Finance, Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class C Common Stock	33.1	—	—	—	5.6	38.7	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series A PIK	67.2	—	—	(18.1)	(49.1)	—	—	—	—	—
Production Resource Group LLC, Preferred Stock, Series B PIK	—	—	—	—	—	—	—	—	—	—
Quoizel, LLC, Common Stock	6.1	—	—	—	(3.4)	2.7	—	—	—	—
Production Resource Group LLC, Common Stock	—	95.3	—	—	—	95.3	—	—	—	—
Quorum Health Corp, Trade Claim	0.9	—	—	—	(0.4)	0.5	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
Quorum Health Corp, Private Equity	10.1	0.9	—	—	(1.0)	10.0	—	—	—	—
Quorum Health Corp, Private Equity	—	2.1	—	—	5.3	7.4	—	—	—	—
Wittur Holding GmbH, Common Stock	10.9	—	—	—	3.3	14.2	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Consolidated Schedule of Investments (continued)
As of December 31, 2025
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2024	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at December 31, 2025	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Worldwise Inc, Common Stock	$0.7	$—	$—	$(0.6)	$(0.1)	$—	$—	$—	$—	$—
Total	$3,776.7	$1,395.5	$(1,002.2)	$(73.7)	$(105.8)	$3,990.5	$43.0	$88.5	$1.1	$283.4
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
(4)The Company held this investment as of December 31, 2024 but it was not deemed to be in “control” of the portfolio company as of December 31, 2024. Transfers in or out have been presented at amortized cost.

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 1. Principal Business and Organization
FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of June 30, 2026. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The December 31, 2025 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC. The Company has concluded that there are no subsequent events that would require adjustment or disclosure in the consolidated financial statements.
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
Subordinated Income Incentive Fee: Pursuant to the terms of the Advisory Agreement, the Adviser may also be entitled to receive a subordinated income incentive fee. The subordinated income incentive fee under the Advisory Agreement, which is calculated and payable quarterly in arrears, equals 17.5% of the Company’s “pre-incentive fee net investment income” for the immediately preceding quarter and is subject to a hurdle rate, expressed as a rate of return on the value of the Company’s net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. As a result, the Adviser will not earn this incentive fee for any quarter until the Company’s pre-incentive fee net investment income for such quarter exceeds the hurdle rate of 1.75%. Once the Company’s pre-incentive fee net investment income in any quarter exceeds the hurdle rate, the Adviser will be entitled to a “catch-up” fee equal to the amount of the pre-incentive fee net investment income in excess of the hurdle rate, until the Company’s pre-incentive fee net investment income for such quarter equals 2.12%, or 8.48% annually, of net assets. Thereafter, the Adviser will be entitled to receive 17.5% of pre-incentive fee net investment income.
On June 29, 2026, the Adviser delivered to the Company a waiver letter, or the Waiver Letter, pursuant to which, beginning with the fiscal quarter ending June 30, 2026 and continuing through and including the fiscal quarter ending March 31, 2027, or the Waiver Period, the Adviser has agreed to waive 50% of the subordinated income incentive fee that the Adviser would otherwise be entitled to receive from the Company under the Advisory Agreement for each fiscal quarter during the Waiver Period. No portion of such waived subordinated income incentive fee will be subject to recoupment.
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
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts. For the six months ended June 30, 2026 and 2025, the Company recognized $5 and $15, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statements of operations.
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
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
Company Share Repurchase Authorization	(377,800)	$(4)	—	—
Net Proceeds from Share Transactions	(377,800)	$(4)	—	—
During the six months ended June 30, 2026, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 430,087 shares of common stock in the open market at an average price per share of $10.82 (totaling $5) pursuant to the DRP, and distributed such shares of common stock to participants in the DRP. During the six months ended June 30, 2025, the administrator for the Company’s DRP purchased 351,873 shares of common stock in the open market at an average price per share of $21.03 (totaling $7) pursuant to the DRP, and distributed such shares of common stock to participants in the DRP. During the period from July 1, 2026 to August 5, 2026, the administrator for the Company’s DRP purchased 377,035 shares of common stock in the open market at an average price per share of $10.46 (totaling $4) pursuant to the DRP, and distributed such shares of common stock to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
Convertible Preferred Stock
On June 29, 2026, the Company issued and sold 6,000,000 shares of its Cumulative Convertible Perpetual Preferred Stock, Series A, or the Convertible Preferred Stock, to KKR Alternative Assets L.P., a Delaware limited partnership, or the Purchaser, pursuant to a purchase agreement, dated May 10, 2026, with the Purchaser, or the Purchase Agreement, at a price of $25.00 per share, or the Closing. The Company intends to use the gross proceeds to the Company of $150.0 from the sale of Convertible Preferred Stock for general corporate purposes including, without limitation, funding any repurchase program relating to shares of the Company’s common stock or debt repayment. See “Note 4. Related Party Transactions” for more information.
Share Repurchase Program
On May 6, 2026, the Company’s board of directors, or the Board of Directors or the Board, authorized the repurchase by the Company of up to $300.0 in aggregate amount of the Company’s common stock in the open market, by tender offer or in privately negotiated purchases in compliance with the Exchange Act of 1934, as amended, or the Exchange Act, and other applicable law, or the Company Share Repurchase Authorization. The Company Share Repurchase Authorization is scheduled to expire on June 1, 2027, unless extended, or until the aggregate repurchase amount that has been approved by the Board has been expended. The timing, manner, price and amount of any share repurchases will be determined by the Company based upon the evaluation of economic and market conditions, the market price of the shares, applicable legal, contractual and regulatory requirements and other factors. The Company Share Repurchase Authorization does not require the Company to repurchase any specific number of shares of the

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 3. Share Transactions (continued)

Company’s common stock and the Company cannot assure its stockholders that any shares will be repurchased under the program. The Company Share Repurchase Authorization may be suspended, extended, modified or discontinued at any time.
During the three and six months ended June 30, 2026, the Company repurchased 377,800 shares of common stock pursuant to the Company Share Repurchase Authorization at an average price per share (inclusive of commissions paid) of $10.57 (totaling $4). During the period from July 1, 2026 to August 5, 2026, the Company repurchased 3,348,353 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $10.75 (totaling $36). All such repurchases were made on the Company’s behalf by a third-party agent on the open market at prices below net asset value per share in transactions intended to qualify for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act.
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
Sales of shares of common stock in the ATM Program, if any, may be made in negotiated transactions or transactions that are deemed to be “at the market,” as defined in Rule 415 under the Securities Act, including sales made directly on The New York Stock Exchange, or the NYSE, or a similar securities exchange or sales made to or through a market maker other than on an exchange and by any other method permitted by law, which may include block trades, at prices related to prevailing market prices or negotiated prices.
The Sales Agents will receive a commission from the Company of up to 1.5% of the gross sales price of any shares of common stock sold through such Sales Agent in the ATM Program under the Equity Distribution Agreements. The offering price per share of shares of common stock less commissions payable under the Equity Distribution Agreements and discounts, if any, will not be less than the net asset value per share of the Company’s common stock at the time of such sale, provided, that the Adviser may, but is not obligated to, from time to time, in its sole discretion, pay some or all of the commissions payable under the Equity Distribution Agreements or make additional supplemental payments to ensure that the sales price per share of any shares of common stock sold in the offering will not be less than the Company’s then-current net asset value per share. Any such payments made by the Adviser will not be subject to reimbursement by the Company.
During the six months ended June 30, 2026, the Company did not issue or sell shares of its common stock under the Equity Distribution Agreements.

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
The Adviser has agreed to exclude from the calculation of the subordinated income incentive fee and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the acquired FSKR investments determined in accordance with Accounting Standards Codification Topic 805-50, Business Combinations—Related Issues as a result of the June 16, 2021 merger of FSKR.
On June 29, 2026, the Adviser delivered the Waiver Letter to the Company, pursuant to which, during the Waiver Period beginning with the fiscal quarter ending June 30, 2026 and continuing through and including the fiscal quarter ending March 31, 2027, the Adviser has agreed to waive 50% of the subordinated income incentive fee that the Adviser would otherwise be entitled to receive from the Company under the Advisory Agreement for each fiscal quarter during the Waiver Period. No portion of such waived subordinated income incentive fee will be subject to recoupment.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
The following table describes the fees and expenses accrued under the Advisory Agreement and the Administration Agreement, as applicable, during the three and six months ended June 30, 2026 and 2025:

			Three Months Ended		Six Months Ended
Related Party			June 30,		June 30,
	Source Agreement	Description	2026	2025	2026	2025
The Adviser	Advisory Agreement	Base Management Fee(1)	$44	$53	$92	$105
The Adviser	Advisory Agreement	Subordinated Income Incentive Fee(2)	$12	$36	$37	$75
The Adviser	Administration Agreement	Administrative Services Expenses(3)	$3	$2	$5	$5
________________
(1)During the six months ended June 30, 2026 and 2025, $98 and $105, respectively, in base management fees were paid to the Adviser. As of June 30, 2026, $44 in base management fees were payable to the Adviser.
(2)The Adviser agreed to waive 50% of the subordinated income incentive fee that the Adviser would otherwise be entitled to receive from the Company under the Advisory Agreement for each fiscal quarter during the Waiver Period. No portion of such waived subordinated income incentive fee will be subject to recoupment. During the six months ended June 30, 2026, the amount shown is net of waivers of $(11). During the six months ended June 30, 2026 and 2025, $53 and $74, respectively, of subordinated income incentive fees were paid to the Adviser. As of June 30, 2026, subordinated income incentive fees of $12 were payable to the Adviser.
(3)During the six months ended June 30, 2026 and 2025, $4 and $4, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.2 for the six months ended June 30, 2026. The Company paid $3 and $2, respectively, in administrative services expenses to the Adviser during the six months ended June 30, 2026 and 2025.
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
On June 11, 2026, the Company and the Adviser received an updated form of co-investment exemptive relief from the SEC, or the Co-Investment Exemptive Order, to allow certain managed funds and investment vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, or other affiliated entities, to participate in negotiated co-investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
exemptive relief. The Co-Investment Exemptive Order supersedes the January 5, 2021 co-investment exemptive relief order and simplifies certain of the conditions and provides more flexibility than the prior order.
Convertible Preferred Stock
On May 10, 2026, the Company entered into the Purchase Agreement with the Purchaser, pursuant to which the Purchaser agreed to purchase $150.0 in aggregate amount of newly issued shares of the Convertible Preferred Stock. On June 29, 2026, the Company issued and sold 6,000,000 shares of Convertible Preferred Stock to the Purchaser pursuant to the Purchase Agreement at a price of $25.00 per share. The Company intends to use the gross proceeds to the Company of $150.0 from the sale of Convertible Preferred Stock for general corporate purposes including, without limitation, funding any repurchase program relating to shares of the Company’s common stock or debt repayment.
In connection with the issuance of the Convertible Preferred Stock, the Company filed Articles Supplementary, or the Articles Supplementary, with the State Department of Assessments and Taxation of the State of Maryland. The Convertible Preferred Stock is a series of the Company’s preferred stock, par value $0.001 per share.
The Convertible Preferred Stock ranks senior to the Company’s common stock with respect to all liquidation, winding up, dissolution, dividend and distribution rights. The Convertible Preferred Stock has a liquidation preference equal to $25.00 per share, or the Liquidation Preference, plus an amount equal to all accrued but unpaid dividends, if any, accumulated to (but excluding) the date fixed for distribution or payment, whether or not earned or declared by the Company, but excluding interest on any such distribution or payment. Dividends on the Convertible Preferred Stock will be payable on a quarterly basis in an initial amount equal to 5.00% per annum of the Liquidation Preference per share, payable in cash or, at the Company’s option, 7.00% per annum of the Liquidation Preference per share payable in additional shares of Convertible Preferred Stock; provided that the Company shall be prohibited from paying dividends in additional shares of Convertible Preferred Stock if the conversion feature at the time of issuance of such additional shares is equal to or greater than 10.00% of the value of the Convertible Preferred Stock. After the 5.5-year anniversary of the issue date, the dividend rate will increase annually by 1.00% per annum. There is no cap on such 1.00% per annum increases.
After the 6-month anniversary of the issue date, the Convertible Preferred Stock will be convertible into (i) the number of shares of common stock equal to the quotient of (a) the Liquidation Preference, plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but excluding interest on such dividends) to, but excluding, the date fixed for such conversion and (b) the conversion price as of the applicable conversion date (which shall not be less than the NYSE Minimum Price (as defined below)), plus (ii) cash in lieu of fractional shares. The initial conversion price will equal $18.83; provided, however, that in no event shall the conversion price be less than the NYSE Minimum Price.
At any time, upon approval by the Board, including a majority of the independent directors, the Company may, at its election, redeem all or any part of the then-outstanding shares of Convertible Preferred Stock in cash at a price per share equal to the Liquidation Preference, plus an amount equal to all accumulated but unpaid dividends, if any, accumulated to (but excluding) the date fixed for redemption, whether or not earned or declared by the Company, but excluding interest on any such distribution or payment. At any time on or after the three-year anniversary of the issue date, upon approval by the Board, including a majority of the independent directors, so long as the volume weighted average price of the Company’s shares of common stock on the NYSE for the 30 consecutive trading days ending on (and including) the trading day immediately preceding the date on which the Company delivers notice of redemption equals or exceeds the conversion price then in effect, the Company may, at its election, redeem all or any part of the then-outstanding shares of Convertible Preferred Stock by delivering shares of common stock in lieu of cash, at a redemption price equal to the Liquidation Preference, plus an amount equal to all accumulated but unpaid dividends, if any, accumulated to (but excluding) the date fixed for redemption, whether or not earned or declared by the Company, but excluding interest on any such distribution or payment, with the number of shares of common stock to be delivered per share of Convertible Preferred Stock equal to the quotient of (a) such redemption price per share and (b) the conversion price as of the applicable redemption date, plus cash in lieu of any fractional shares. The holders of the Convertible Preferred Stock will have the right to convert any of their shares prior to the date fixed for any such redemption.
At any time after the 6-year anniversary of the issue date, upon 90 days’ notice, any holder of shares of Convertible Preferred Stock will have the option, at its election, to require the Company to redeem any or all of the shares of Convertible Preferred Stock held by such holder for cash consideration equal to the Liquidation Preference of the shares of Convertible Preferred Stock to be redeemed, plus an amount equal to accumulated but unpaid dividends, if any, on such shares (whether or not earned or declared, but

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
excluding interest on such dividends) to, but excluding, the date fixed for such redemption. Any such holder will have the right to convert any shares of Convertible Preferred Stock held by it prior to the date fixed for any such redemption.
Upon the occurrence of a Change of Control of the Company (as defined in the Articles Supplementary), at the option of holders of a majority of the then-outstanding shares of Convertible Preferred Stock, the Company will be required to redeem all of the then-outstanding shares of Convertible Preferred Stock upon 60 days’ notice following the announcement or occurrence of such Change of Control, for cash consideration equal to the Liquidation Preference thereof, plus an amount equal to all accumulated but unpaid dividends thereon to, but excluding, the redemption date (whether or not earned or declared, but excluding interest). Holders of Convertible Preferred Stock will have the right to convert any of their shares prior to the date fixed for such Change of Control redemption.
Pursuant to the Purchase Agreement, the Purchaser has agreed that, prior to June 29, 2027 (the date that is one year following the Closing), or the Restriction Date, it will not sell, offer, pledge, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, otherwise transfer or dispose of or enter into any swap or other agreement, arrangement, hedge or transaction that transfers to another, in whole or in part, directly or indirectly, any of the economic consequences of ownership of any Convertible Preferred Stock or shares of common stock into which the Convertible Preferred Stock has been or may be converted, subject to exceptions for (i) redemption of Convertible Preferred Stock by the Company pursuant to the Articles Supplementary and (ii) the Purchaser’s exercise of its conversion right pursuant to the Articles Supplementary. Following the Restriction Date, the Purchaser will be required to notify the Board of any transfer substantially concurrently therewith.
Each holder of Convertible Preferred Stock will be entitled to vote on an as-converted basis on each matter submitted to a vote of stockholders of the Company. In addition, for so long as the Company is subject to the 1940 Act, the holders of Convertible Preferred Stock, voting separately as a single class, shall have the right to elect two members of the Board at all times (initially designated as James H. Kropp and Elizabeth J. Sandler), and the balance of the directors shall be elected by the holders of shares of common stock and the Convertible Preferred Stock voting together; provided, however, if the Adviser is the Company’s investment adviser and the Purchaser or its affiliates beneficially own greater than 50% of the outstanding Convertible Preferred Stock, the independent directors of the Company will be eligible to serve as directors elected separately by the holders of Convertible Preferred Stock. If, at any time, accumulated dividends on the outstanding shares of Convertible Preferred Stock equal to at least two full years’ dividends shall be due and unpaid, or if holders of any other preferred stock become entitled to elect a majority of directors of the Company under the 1940 Act, then the number of directors constituting the Board shall automatically increase by the smallest number that, when added to the two directors elected exclusively by holders of the Convertible Preferred Stock, would constitute a majority of the Board. During any such period, the holders of the Convertible Preferred Stock and any other preferred stock shall have the power to elect such additional directors, voting separately as a class.
“NYSE Minimum Price” means the lower of (x) the official closing price of the shares of common stock on the NYSE immediately preceding the signing of the Purchase Agreement and (y) the average official closing price of the shares of common stock on the NYSE for the five trading days immediately preceding the signing of the Purchase Agreement, in each case, as adjusted pursuant to certain anti-dilution adjustments.
The shares of Convertible Preferred Stock were offered and sold in reliance on Section 4(a)(2) of the Securities Act. These securities have not been and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
In connection with the Closing, on June 29, 2026, the Company entered into a registration rights agreement, or the Registration Rights Agreement, pursuant to which the Purchaser (and certain permitted transferees) has the right to require the Company to register for resale under the Securities Act shares of common stock issued upon conversion of the Convertible Preferred Stock and certain other shares of common stock held by the Purchaser and its affiliates as of the date of the Closing, or collectively, the Registrable Securities. The Purchaser will have demand registration rights (not to exceed three Demand Requests (as defined in the Registration Rights Agreement) in any 365-day period), customary piggyback registration rights in connection with registered offerings of equity securities by the Company or other selling stockholders, and the right to require the Company to use commercially reasonable efforts to maintain a continuously effective shelf registration statement on Form N-2 covering the Registrable Securities from and after December 29, 2026 (the date that falls six months after the Closing) until the Purchaser has sold all Registrable Securities. The Registration Rights Agreement includes customary indemnification and contribution provisions, which survive termination of the Registration Rights Agreement.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
Affiliated Borrowing
The Company is permitted to borrow from an affiliate of the Adviser. Such borrowings do not accrue interest, are unsecured and are repaid within 1-2 days. There were no borrowings outstanding under this arrangement during the periods presented.

Note 5. Distributions
Common Stock Distributions
The following tables reflect the distributions per share that the Company has declared on its common stock during the six months ended June 30, 2026 and 2025:

For the Six Months Ended June 30, 2026
Date Declared	Record Date	Payment Date	Dividend per Share
February 19, 2026	March 18, 2026	April 2, 2026	$0.48
May 6, 2026	June 17, 2026	July 2, 2026	0.42
Total Dividends Declared			$0.90

For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Dividend per Share
February 25, 2025	March 19, 2025	April 2, 2025	$0.70
May 5, 2025	June 18, 2025	July 2, 2025	0.70
Total Dividends Declared			$1.40
On August 5, 2026, the Board of Directors declared a regular quarterly distribution of $0.44 per share which will be paid on or about October 2, 2026 to common stockholders of record as of the close of business on September 16, 2026. The timing and amount of any future distributions to common stockholders are subject to applicable legal restrictions and the sole discretion of the Board of Directors.
Pursuant to the DRP, the Company will reinvest all cash dividends or distributions declared by the Board of Directors on behalf of common stockholders who do not elect to receive their distributions in cash. As a result, if the Board of Directors declares a distribution, then common stockholders who have not elected to “opt out” of the DRP will have their distributions automatically reinvested in additional shares of the Company’s common stock.
With respect to each distribution pursuant to the DRP, the Company reserves the right to either issue new shares of common stock or purchase shares of common stock in the open market in connection with implementation of the DRP. Unless the Company, in its sole discretion, otherwise directs the plan administrator, (A) if the per share market price (as defined in the DRP) is equal to or greater than the estimated net asset value per share (rounded up to the nearest whole cent) of the Company’s common stock on the payment date for the distribution, then the Company will issue shares of common stock at the greater of (i) net asset value per share of common stock or (ii) 95% of the market price; or (B) if the market price is less than the net asset value per share, then, in the sole discretion of the Company, (i) shares of common stock will be purchased in open market transactions for the accounts of participants to the extent practicable, or (ii) the Company will issue shares of common stock at net asset value per share. Pursuant to the terms of the DRP, the number of shares of common stock to be issued to a participant will be determined by dividing the total dollar amount of the distribution payable to a participant by the price per share at which the Company issues such shares; provided, however, that shares of common stock purchased in open market transactions by the plan administrator will be allocated to a participant based on the average purchase price, excluding any brokerage charges or other charges, of all shares of common stock purchased in the open market.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	252	100%	392	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$252	100%	$392	100%
________________
(1)During the six months ended June 30, 2026 and 2025, 85.2% and 83.6%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.3% and 2.0%, respectively, was attributable to non-cash accretion of discount and 13.5% and 14.4%, respectively, was attributable to PIK interest.
Convertible Preferred Stock Dividends
On July 30, 2026, the Board of Directors declared a cash dividend on the Convertible Preferred Stock for the period from June 29, 2026 through September 30, 2026 in the amount of $0.315972 per preferred share, which will be paid on or about September 30, 2026 to the holder of record as of the close of business on September 15, 2026.
Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 5.00% of the Liquidation Preference per share, computed on the basis of a 360-day year consisting of twelve 30-day months, payable in cash. At the Company’s option, dividends may instead be paid at an annual rate of 7.00% of the Liquidation Preference per share in additional shares of Convertible Preferred Stock, or a PIK Dividend, valued at the Liquidation Preference per share; provided that the Company is prohibited from paying dividends in additional shares if the conversion feature at the time of issuance of such additional shares is equal to or greater than 10.00% of the value of the Convertible Preferred Stock. After the 5.5-year anniversary of the issue date, both the cash dividend rate and the PIK Dividend rate will each increase by 1.00% per annum on each annual anniversary thereafter.
Dividends are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year each, a Dividend Payment Date, or, if such date is not a business day, on the next succeeding business day. Dividends accumulate from the date of issuance, June 29, 2026. The first Dividend Payment Date is September 30, 2026, covering the period from June 29, 2026 through September 30, 2026. Dividends are paid to holders of record as of the close of business on the record date designated by the Board for

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)
the applicable Dividend Payment Date. Each dividend period begins on and includes a Dividend Payment Date (or, for the initial period, the issue date) and ends on, but excludes, the next succeeding Dividend Payment Date.
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of June 30, 2026, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $3,302. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of June 30, 2026 and December 31, 2025, the Company’s gross unrealized appreciation on a tax basis was $1,144 and $1,138, respectively. As of June 30, 2026 and December 31, 2025, the Company’s gross unrealized depreciation on a tax basis was $2,376 and $1,877, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $13,371 and $14,440 as of June 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,953) and $(1,431) as of June 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of June 30, 2026, the Company had a gross deferred tax liability of $2 and a net deferred tax liability of $0 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $75 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of June 30, 2026, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $73.

Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	(Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$7,184	$6,707	58.7%	$7,819	$7,523	57.8%
Senior Secured Loans—Second Lien	594	440	3.9%	598	539	4.2%
Other Senior Secured Debt	43	44	0.4%	65	55	0.4%
Subordinated Debt	107	100	0.9%	122	126	1.0%
Asset Based Finance	1,626	1,436	12.6%	1,831	1,694	13.0%
Credit Opportunities Partners JV, LLC	1,984	1,649	14.4%	2,202	1,968	15.1%
Equity/Other	1,067	1,042	9.1%	1,104	1,104	8.5%
Total	$12,605	$11,418	100.0%	$13,741	$13,009	100.0%
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
As of June 30, 2026, the Company held investments in thirty-eight portfolio companies of which it may be deemed to “control.” As of June 30, 2026, the Company held investments in nine portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of June 30, 2026 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of June 30, 2026, the Company had unfunded debt investments with aggregate unfunded commitments of $1,110.5, unfunded equity/other commitments of $70.7 and unfunded commitments of $434.0 to Credit Opportunities Partners JV, LLC, or COPJV. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $1,447.4, unfunded equity/other commitments of $87.5 and unfunded commitments of $245.0 to COPJV. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of June 30, 2026 and the Company’s audited consolidated schedule of investments as of December 31, 2025.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	(Unaudited)		December 31, 2025
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$1,358	11.9%	$1,542	11.9%
Commercial & Professional Services	1,344	11.8%	1,726	13.3%
Consumer Discretionary Distribution & Retail	37	0.3%	60	0.5%
Consumer Durables & Apparel	313	2.7%	306	2.4%
Consumer Services	226	2.0%	263	2.0%
Consumer Staples Distribution & Retail	33	0.3%	99	0.8%
Credit Opportunities Partners JV, LLC	1,649	14.4%	1,968	15.1%
Energy	2	0.0%	24	0.2%
Equity Real Estate Investment Trusts (REITs)	240	2.1%	264	2.0%
Financial Services	742	6.5%	836	6.4%
Food, Beverage & Tobacco	23	0.2%	56	0.4%
Health Care Equipment & Services	1,606	14.1%	1,668	12.8%
Household & Personal Products	10	0.1%	112	0.9%
Insurance	500	4.4%	547	4.2%
Materials	270	2.4%	276	2.1%
Media & Entertainment	469	4.1%	508	3.9%
Pharmaceuticals, Biotechnology & Life Sciences	220	1.9%	217	1.7%
Real Estate Management & Development	—	—	1	0.0%
Software & Services	2,020	17.7%	2,134	16.4%
Technology Hardware & Equipment	22	0.2%	2	0.0%
Telecommunication Services	63	0.5%	109	0.8%
Transportation	271	2.4%	291	2.2%
Total	$11,418	100.0%	$13,009	100.0%

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. Pursuant to the terms of the second amended and restated limited liability company agreement, as amended, or the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. On February 23, 2026, the Company sold $189 of its equity interests in COPJV to SCRS. In connection therewith, SCRS increased its capital commitment by a net amount of $175. Giving effect to the transaction, COPJV had total capital commitments of $2,975, $2,450 of which was from the Company and the remaining $525 of which was from SCRS. Based on current funded capital, SCRS’ ownership percentage of COPJV is approximately 21% and the Company’s ownership percentage is approximately 79%. As of June 30, 2026, the Company and SCRS have funded $2,520.0 to COPJV, of which $2,016.0 was from the Company.
During the six months ended June 30, 2026 and year ended December 31, 2025, the Company sold investments with a cost of $84.6 for proceeds of $84.7 to COPJV and recognized a net realized gain (loss) of $0.1, and sold investments with a cost of $1,805.4 for proceeds of $1,829.2 to COPJV and recognized a net realized gain (loss) of $23.8, respectively, in connection with the transactions. As of June 30, 2026, $177.3 sales to COPJV are included in the Company’s receivable for investments sold in the consolidated statements of assets and liabilities. During the six months ended June 30, 2026, the Company purchased investments totaling $76.0 from COPJV. During the six months ended June 30, 2026, COPJV recognized a net realized gain (loss) of $(0.5) for these transactions. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. For the six months ended June 30, 2026 and 2025, the Company earned $6.7 and $5.1 of administrative services fees, respectively.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
Below is selected balance sheet information for COPJV as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026 (Unaudited)	December 31, 2025
Selected Balance Sheet Information
Total investments, at fair value	$4,428.1	$5,058.0
Cash and other assets	368.5	196.6
Total assets	4,796.6	5,254.6
Debt	2,493.8	2,764.9
Other liabilities	218.4	240.6
Total liabilities	2,712.2	3,005.5
Member’s equity	$2,084.4	$2,249.1
Below is selected statement of operations information for COPJV for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selected Statement of Operations Information
Investment income
Total investment income	$104.9	$109.0	$213.7	$191.2
Expenses
Interest expense	39.6	35.1	78.4	63.4
Custodian and accounting fees	0.3	0.3	0.7	0.7
Administrative services	3.6	2.8	6.7	5.1
Professional services	0.5	0.1	0.6	0.2
Other general and administrative expenses	0.5	1.6	0.7	1.8
Total expenses	44.5	39.9	87.1	71.2
Net investment income	60.4	69.1	126.6	120.0
Net realized and unrealized gain (loss)	(76.8)	(34.2)	(162.3)	(33.1)
Net increase in net assets resulting from operations	$(16.4)	$34.9	$(35.7)	$86.9

Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated balance sheets held as of June 30, 2026 and December 31, 2025:

Derivative Instrument	Statement Location	June 30, 2026 (Unaudited)	December 31, 2025
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$1	$—
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(3)	(10)
Total		$(2)	$(10)

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the three and six months ended June 30, 2026 and 2025 are in the following locations in the consolidated statements of operations:

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instrument	Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$—	$(3)	$(4)	$(3)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)	(10)	8	(20)
Total		$(1)	$(13)	$4	$(23)

Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026 (Unaudited)
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
The average notional balance for foreign currency forward contracts during the six months ended June 30, 2026 and 2025 was $222.4 and $174.4, respectively. See consolidated schedules of investments for the Company’s open foreign currency forward contracts.
Interest Rate Swaps
In connection with the Company’s issuance on June 6, 2024 of $600 aggregate principal amount of its 6.875% Notes due 2029, or the 6.875% Notes due 2029, the Company entered into interest rate swap agreements for a total notional amount of $600 that mature on August 15, 2029 to reduce the exposure to changes in fair value associated with the 6.875% Notes due 2029. Under an interest rate swap agreement, entered into on June 13, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.754% on a notional amount of $200; and under an interest rate swap agreement, entered into on June 27, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.788% on a notional amount of $400. As of June 30, 2026, the counterparty to the interest rate swap agreements was ING Capital Markets LLC. The Company designated these interest rate swaps and the 6.875% Notes due 2029 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.875% Notes due 2029.
In connection with the Company’s issuance on each of November 20, 2024 and December 27, 2024 of $600 aggregate principal amount and $100 aggregate principal amount, respectively, of its 6.125% Notes due 2030, or the 6.125% Notes due 2030, the Company entered into interest rate swap agreements for a total notional amount of $700 that mature on January 15, 2030 to reduce the exposure to changes in fair value associated with the 6.125% Notes due 2030. Under an interest rate swap agreement, entered into on November 13, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.1374% on a notional amount of $600; and under an interest rate swap agreement, entered into on December 20, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.0614% on a notional amount of $100. As of June 30, 2026, the counterparty to the interest rate swap agreements was ING Capital Markets LLC. The Company designated these interest rate swaps and the 6.125% Notes due 2030 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes due 2030.
In connection with the Company’s issuance on September 25, 2025 of $400 aggregate principal amount of its 6.125% Notes due 2031, or the 6.125% Notes due 2031, the Company entered into an interest rate swap agreement for a total notional amount of $400 that matures on January 15, 2031 to reduce the exposure to changes in fair value associated with the 6.125% Notes due 2031. Under the interest rate swap agreement, entered into on September 18, 2025, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of one-month SOFR plus 2.7475% on a notional amount of $400. As of June 30, 2026, the counterparty to the interest rate swap agreement was Royal Bank of Canada. The Company designated this interest rate swap and the 6.125% Notes due 2031 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes due 2031.
In connection with the Company’s issuance on June 8, 2026 of $900 aggregate principal amount of its 7.500% Notes due 2031, or the 7.500% Notes due 2031, the Company entered into an interest rate swap agreement for a total notional amount of $900 that matures on August 1, 2031 to reduce the exposure to changes in fair value associated with the 7.500% Notes due 2031. Under the

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)
interest rate swap agreement, entered into on May 28, 2026, the Company receives a fixed interest rate of 7.500% and pays a floating interest rate of one-month SOFR plus 3.4878% on a notional amount of $900. As of June 30, 2026, the counterparty to the interest rate swap agreement was ING Capital Markets LLC. The Company designated this interest rate swap and the 7.500% Notes due 2031 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 7.500% Notes due 2031.
As a result of the Company’s designation of the interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheets held as of June 30, 2026:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap(1)	$200	8/15/2029	$4	$—	Prepaid expenses and other assets
Interest rate swap(1)	$400	8/15/2029	8	—	Prepaid expenses and other assets
Interest rate swap(2)	$600	1/15/2030	15	—	Prepaid expenses and other assets
Interest rate swap(2)	$100	1/15/2030	3	—	Prepaid expenses and other assets
Interest rate swap(3)	$400	1/15/2031	0	—	Other accrued expenses and liabilities
Interest rate swap(4)	$900	8/1/2031	—	0	Other accrued expenses and liabilities
Total			$30	$—
___________
(1)The asset related to the fair value of the interest rate swaps was offset by a $12 increase to the carrying value of the 6.875% Notes due 2029.
(2)The asset related to the fair value of the interest rate swaps was offset by a $18 increase to the carrying value of the 6.125% Notes due 2030.
(3)The asset related to the fair value of the interest rate swap was offset by a $0 increase to the carrying value of the 6.125% Notes due 2031.
(4)The asset related to the fair value of the interest rate swap was offset by a $0 decrease to the carrying value of the 7.500% Notes due 2031.

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
As of June 30, 2026 and December 31, 2025, the Company’s investments were categorized as follows in the fair value hierarchy:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)

	June 30, 2026
Valuation Inputs	(Unaudited)	December 31, 2025
Level 1—Price quotations in active markets	$—	$22
Level 2—Significant other observable inputs	9	14
Level 3—Significant unobservable inputs	9,760	11,005
Investments measured at net asset value(1)	1,649	1,968
	$11,418	$13,009
____________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
As of June 30, 2026 and December 31, 2025, the Company had certain cash equivalents invested in money market accounts which were categorized as Level 1 in the fair value hierarchy. As of June 30, 2026, the Company had $15.4 of cash equivalents invested in money market funds. In addition, the Company had foreign currency forward contracts and interest rate swaps, as described in Note 7, which were categorized as Level 2 in the fair value hierarchy as of June 30, 2026 and December 31, 2025.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the six months ended June 30, 2026 and 2025 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Six Months Ended June 30, 2026
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$7,512	$538	$52	$126	$1,694	$1,083	$11,005
Accretion of discount (amortization of premium)	8	2	—	1	—	—	11
Net realized gain (loss)	(111)	(1)	(31)	—	20	(130)	(253)
Net change in unrealized appreciation (depreciation)	(180)	(94)	11	(12)	(53)	(22)	(350)
Purchases	961	—	7	44	368	129	1,509
Paid-in-kind interest	42	—	2	—	10	26	80
Sales and repayments	(1,531)	(5)	—	(59)	(603)	(44)	(2,242)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$6,701	$440	$41	$100	$1,436	$1,042	$9,760
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(307)	$(94)	$11	$(11)	$(52)	$(27)	$(480)

	For the Six Months Ended June 30, 2025
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$7,780	$693	$46	$233	$2,102	$1,181	$12,035
Accretion of discount (amortization of premium)	16	2	—	1	1	3	23
Net realized gain (loss)	(62)	—	(7)	(9)	14	(89)	(153)
Net change in unrealized appreciation (depreciation)	(141)	(21)	3	(1)	11	7	(142)
Purchases	2,367	—	19	72	550	193	3,201
Paid-in-kind interest	64	1	1	5	9	36	116
Sales and repayments	(1,985)	(1)	(36)	(76)	(691)	(301)	(3,090)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$8,039	$674	$26	$225	$1,996	$1,030	$11,990
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(200)	$(21)	$0	$(8)	$12	$(92)	$(309)

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of June 30, 2026 and December 31, 2025 were as follows:

Type of Investment	Fair Value at June 30, 2026 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$5,332	Discounted Cash Flow	Discount Rate	4.3% - 33.6% (11.3%)	Decrease
	1,826	Waterfall	EBITDA Multiple	0.9x - 16.7x (8.3x)	Increase
	24	Cost
Subordinated Debt	76	Discounted Cash Flow	Discount Rate	10.3% - 20.0% (15.4%)	Decrease
	24	Waterfall	EBITDA Multiple	2.0x - 8.6x (6.1x)	Increase
Asset Based Finance	969	Discounted Cash Flow	Discount Rate	6.2% - 17.0% (12.3%)	Decrease
	377	Waterfall	EBITDA Multiple	1.0x - 10.3x (1.1x)	Increase
	74	Other(3)
	16	Cost
Equity/Other	561	Waterfall	EBITDA Multiple	3.5x - 25.8x (7.9x)	Increase
	461	Discounted Cash Flow	Discount Rate	3.8% - 23.0% (12.3%)	Decrease
	20	Other(3)
Total	$9,760

Type of Investment	Fair Value at December 31, 2025	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$6,500	Discounted Cash Flow	Discount Rate	4.6% - 24.9% (10.4%)	Decrease
	1,400	Waterfall	EBITDA Multiple	0.8x - 15.1x (9.5x)	Increase
	202	Cost
Subordinated Debt	112	Discounted Cash Flow	Discount Rate	9.9% - 15.1% (12.4%)	Decrease
	14	Waterfall	EBITDA Multiple	2.8x - 15.1x (7.9x)	Increase
Asset Based Finance	1,103	Discounted Cash Flow	Discount Rate	4.7% - 43.7% (12.6%)	Decrease
	429	Waterfall	EBITDA Multiple	1.0x - 1.3x (1.1x)	Increase
			Illiquidity Discount	10.0% - 10.0% (10.0%)	Decrease
	112	Other(3)
	49	Cost
	1	Indicative Dealer Quotes		6.9% - 6.9% (6.9%)	Increase
Equity/Other	607	Waterfall	EBITDA Multiple	4.5x - 25.5x (9.9x)	Increase
			Illiquidity Discount	10.0% - 15.0% (11.2%)	Decrease
	457	Discounted Cash Flow	Discount Rate	3.8% - 20.1% (12.1%)	Decrease
	19	Other(3)
Total	$11,005
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). As of June 30, 2026, the aggregate amount outstanding of the senior securities issued by the Company was $6,641. As of June 30, 2026, our asset coverage on our “senior securities representing indebtedness” was 179% and our asset coverage on our “senior securities that are stock” was 177%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of June 30, 2026 and December 31, 2025. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2025. See Note 9 to the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2026. Any significant changes to the Company’s financing arrangements during the three months ended June 30, 2026 are discussed below.

	As of June 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	$365	$35	June 2, 2030
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.78% - 1.90%(1)(3)	733(4)	3,017(5)	July 16, 2030
2.625% Notes due 2027(6)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(6)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(6)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(6)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(6)(7)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(6)(7)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(6)(7)	Unsecured Notes	6.13%	400	—	January 15, 2031
7.500% Notes due 2031(6)(7)	Unsecured Notes	7.50%	900	—	August 1, 2031
CLO-2 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%(1)	380	—	April 15, 2037
CLO-3 Notes(2)(9)	Collateralized Loan Obligation	SOFR+1.47% - 2.10%(1)	363	—	January 15, 2038
Convertible Preferred Stock(10)	Preferred Stock	5.00%	150	—
Total			$6,641	$3,052
___________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(4)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €348 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2026 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £73 has been converted to U.S dollars at an exchange rate of £1.00 to $1.33 as of June 30, 2026 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD6 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.69 as of June 30, 2026 to reflect total amount outstanding in U.S. dollars.
(5)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of June 30, 2026, $51 of such letters of credit have been issued.
(6)As of June 30, 2026, the fair value of the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031 was approximately $393, $487, $706, $411, $612, $718, $400 and $900, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(7)As of June 30, 2026, the carrying values of the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031 include a $12, $18, $0 and $0 increase (decrease), respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
(8)As of June 30, 2026, there were $160.0 of Class A-1 Notes outstanding at SOFR+1.48%, $100.0 of Class A-1L Notes outstanding at SOFR+1.48%, $30.0 of Class A-1W Notes outstanding at SOFR+1.48%, $20.0 of Class A-2L Notes outstanding at SOFR+1.60%, $30.0 of Class B Notes outstanding at SOFR+1.75% and $40.0 of Class C Notes outstanding at SOFR+2.15%.
(9)As of June 30, 2026, there were $125.5 of Class A-1 Notes outstanding at SOFR+1.47%, $150.0 of Class A-1 Senior Floating Rate Loans outstanding at SOFR+1.47%, $19.0 of Class A-2 Notes outstanding at SOFR+1.65%, $35.6 of Class B Notes outstanding at SOFR+1.80% and $33.2 of Class C Notes outstanding at SOFR+2.10%.
(10)The Convertible Preferred Stock will pay dividends of 5.00% cash or 7.00% PIK, at the Company’s option, in either case increasing annually by 1.00% per annum beginning on the 5.5-year anniversary of the issue date. See “Note 4. Related Party Transactions” for more information.

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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
For the six months ended June 30, 2026 and 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Six Months Ended June 30,
	2026			2025
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$—	$—	$—	$6	0	$6
Callowhill Credit Facility(2)	9	0	9	2	0	2
CCT Tokyo Funding Credit Facility(2)	1	0	1	4	0	4
Darby Creek Credit Facility(2)	—	—	—	16	1	17
Meadowbrook Run Credit Facility(2)	8	0	8	8	1	9
Senior Secured Revolving Credit Facility(2)	59	3	62	69	2	71
4.125% Notes due 2025	—	—	—	2	0	2
4.250% Notes due 2025	—	—	—	2	(1)	1
8.625% Notes due 2025	—	—	—	4	1	5
3.400% Notes due 2026	1	0	1	17	4	21
2.625% Notes due 2027	5	0	5	5	0	5
3.250% Notes due 2027	8	1	9	8	0	8
3.125% Notes due 2028	12	1	13	12	1	13
7.875% Notes due 2029	16	1	17	16	0	16
6.875% Notes due 2029(3)	20	2	22	22	2	24
6.125% Notes due 2030(3)	21	1	22	22	0	22
6.125% Notes due 2031(3)	13	0	13	—	—	—
7.500% Notes due 2031(3)	4	0	4	—	—	—
CLO-1 Notes	—	—	—	6	0	6
CLO-2 Notes	10	0	10	6	0	6
CLO-3 Notes	10	0	10	—	—	—
Total	$197	$9	$206	$227	$11	$238
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
(3)Direct interest expense includes the impact of interest rate swaps.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2026 were $7,358 and 5.31%, respectively. As of June 30, 2026, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.49%.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the six months ended June 30, 2025 were $8,212 and 5.51%, respectively. As of June 30, 2025, the Company’s weighted average effective interest rate on borrowings, including the effect of non-usage fees, was 5.34%.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of June 30, 2026 and December 31, 2025.
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
7.500% Notes due 2031
On June 8, 2026, the Company and U.S. Bank Trust Company, National Association, or the Trustee, entered into a Sixteenth Supplemental Indenture, or the Sixteenth Supplemental Indenture, to the Indenture, dated July 14, 2014, between the Company and the Trustee, or the Base Indenture, and together with the Sixteenth Supplemental Indenture, the Indenture. The Sixteenth Supplemental Indenture relates to the Company’s issuance of $900 aggregate principal amount of its 7.500% Notes due 2031.
The 7.500% Notes due 2031 will mature on August 1, 2031 and may be redeemed in whole or in part at the Company’s option at any time or from time to time at the redemption prices set forth in the Indenture. The 7.500% Notes due 2031 bear interest at a rate of 7.500% per year payable semi-annually on February 1 and August 1 of each year, commencing on February 1, 2027. The 7.500% Notes due 2031 are general unsecured obligations of the Company that rank senior in right of payment to all of the Company’s existing and future indebtedness that is expressly subordinated in right of payment to the 7.500% Notes due 2031, rank pari passu with all existing and future unsecured unsubordinated indebtedness issued by the Company, rank effectively junior to any of the Company’s secured indebtedness (including unsecured indebtedness that the Company later secures) to the extent of the value of the assets securing such indebtedness, and rank structurally junior to all existing and future indebtedness (including trade payables) incurred by the Company’s subsidiaries, financing vehicles or similar facilities.
The Indenture contains certain covenants, including covenants requiring the Company to comply with the asset coverage requirements of Section 18(a)(1)(A) as modified by Section 61(a)(1) and (2) of the 1940 Act whether or not it is subject to those requirements, and to provide financial information to the holders of the 7.500% Notes due 2031 and the Trustee if the Company is no longer subject to the reporting requirements under the Exchange Act. These covenants are subject to important limitations and exceptions that are described in the Indenture.
In addition, on the occurrence of a “change of control repurchase event,” as defined in the Indenture, the Company will generally be required to make an offer to purchase the outstanding 7.500% Notes due 2031 at a price equal to 100% of the principal amount of such 7.500% Notes due 2031 plus accrued and unpaid interest to the repurchase date.
In connection with the issuance of the 7.500% Notes due 2031, the Company entered into an interest rate swap agreement that matures on August 1, 2031. See Note 7 for further information on the interest rate swap agreement.
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
On June 29, 2026, Tokyo Funding terminated the committed facility arrangement with SMBC, which resulted in a realized loss on the extinguishment of debt of $0.
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
On June 29, 2026, Meadowbrook Run terminated the committed facility arrangement with Morgan Stanley, which resulted in a realized loss on the extinguishment of debt of $2.

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
On May 4, 2026, a purported stockholder of the Company, Calvin Stuart, filed a putative securities class action complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its current officers. The case is captioned Stuart v. FS KKR Capital Corp., et al., Case No. 2:26-cv-02969 (E.D. Pa.). The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and/or misleading statements and/or omissions concerning, among other things, portfolio valuations, portfolio restructuring, and the Company’s quarterly distribution strategy.
On May 12, 2026, a purported stockholder of the Company, Theodore Goodman, filed a shareholder derivative complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of the Company as nominal defendant against certain of the Company’s current officers and directors. The case is captioned Goodman v. Forman et al., No. 2:26-cv-03240 (E.D. Pa.). The complaint asserts various claims against the defendants, including but not limited to breach of fiduciary duties, violations of Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act against certain officers, on the basis that, among other things, the defendants allegedly failed to maintain adequate internal controls and allegedly made or caused the Company to make materially false and/or misleading statements and/or omissions concerning, among other things, portfolio valuations, portfolio restructuring, and the Company’s quarterly distribution strategy.
On June 29, 2026, a purported stockholder of the Company, Larry Jones, filed a verified shareholder derivative complaint in the United States District Court for the District of Maryland against the Adviser derivatively on behalf of the Company as nominal defendant. The case is captioned Jones v. FS/KKR Advisor, LLC et al., No. 1:26-cv-02593-JKB (D. Md.). The complaint asserts a single claim against the Adviser for breach of fiduciary duty pursuant to Section 36(b) of the 1940 Act, on the basis that the Adviser’s management, incentive, and administrative fees are so disproportionately large that they bear no reasonable relationship to the services rendered and could not have been the product of arm’s-length bargaining.
On July 15, 2026, a purported stockholder of the Company, the Employees Retirement System of the City of St. Louis, filed a verified shareholder derivative complaint in the United States District Court for the Southern District of New York against the Adviser derivatively on behalf of the Company. The case is captioned Employees Retirement System of the City of St. Louis v. FS/KKR Advisor, LLC, No. 1:26-cv-06003 (S.D.N.Y.). The complaint asserts a single claim against the Adviser for breach of fiduciary duty pursuant to Section 36(b) of the 1940 Act, on the basis that the Adviser’s management, incentive, and administrative fees are so disproportionately large that they bear no reasonable relationship to the services rendered and could not have been the product of arm’s-length bargaining.
The Company intends to vigorously defend these matters. The outcomes of outstanding legal matters are inherently unpredictable and subject to uncertainties. Based on information currently available, the Company cannot predict the outcome of these proceedings and is unable to reasonably estimate any possible loss or range of loss, if any, associated with these matters.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of June 30, 2026, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
3Pillar Global Inc	$1.4
48Forty Solutions LLC	6.3
48Forty Solutions LLC	1.6
Aareon AG	11.3
Advanced Dermatology & Cosmetic Surgery	1.2
AGS Health LLC	2.1
AGS Health LLC	6.0
Alacrity Solutions Group LLC	1.7
Alacrity Solutions Group LLC	2.3
A-Lign Assurance LLC	3.2
A-Lign Assurance LLC	1.5
American Vision Partners Corp	7.2
Apex Service Partners LLC	2.8
Arcfield Acquisition Corp	6.0
Atwell LLC	0.4
AVE Holdings I Corp	8.4
Avetta LLC	1.8
Avetta LLC	0.8
Avetta LLC	3.7
BGB Group LLC	2.6
BGB Group LLC	4.8
Bonterra LLC	13.6
Cadence Education LLC	8.5
Cambrex Corp	5.9
Carrier Fire Protection	1.1
Carrier Fire Protection	2.1
Circana Group (f.k.a. NPD Group)	4.3
Civica Group Ltd	4.8
Civica Group Ltd	4.4
Clarience Technologies LLC	11.1
Clarience Technologies LLC	24.5
CLEAResult Consulting Inc	2.5
CLEAResult Consulting Inc	3.0
Clearwater Analytics LLC	2.6
Clearwater Analytics LLC	1.7
ClubCorp Club Operations Inc	0.7
ClubCorp Club Operations Inc	1.1
Com Laude Group Ltd	3.1
Com Laude Group Ltd	1.3
Com Laude Group Ltd	3.0
Community Brands Inc	4.0
Conservice LLC	1.7
Consilium Safety Group AB	10.5

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
CSafe Global	$5.4
Cyncly	3.2
Cyncly	4.1
Dental365 LLC	5.1
Dental365 LLC	1.3
DOXA Insurance Holdings LLC	2.4
DOXA Insurance Holdings LLC	8.6
DuBois Chemicals Inc	14.7
Eagle Railcar Services Roscoe Inc	10.8
Eagle Railcar Services Roscoe Inc	12.0
Envirotainer Ltd	2.8
Excelitas Technologies Corp	2.4
Flexera Software LLC	6.5
Follett Software Co	5.6
Fortnox AB	9.0
Foundation Consumer Brands LLC	7.7
Foundation Risk Partners Corp	7.8
Foundation Risk Partners Corp	4.8
Frontline Road Safety LLC	15.7
Frontline Road Safety LLC	9.3
Fullsteam Holdings LLC	11.0
Fullsteam Holdings LLC	2.5
Galway Partners Holdings LLC	8.9
GE Vernova Electrification Software LLC	4.5
Gigamon Inc	4.7
Granicus Inc	2.1
Granicus Inc	0.5
Heniff Transportation Systems LLC	0.6
Higginbotham Insurance Agency Inc	0.5
Highgate Hotels Inc	3.8
Highgate Hotels Inc	3.9
HM Dunn Co Inc	5.0
Homrich & Berg Inc	0.7
Homrich & Berg Inc	6.1
Horizon CTS Buyer LLC	8.7
Horizon CTS Buyer LLC	1.4
Inhabit IQ	3.6
Inhabit IQ	2.2
iNova Pharmaceuticals (Australia) Pty Limited	2.5
Insight Global LLC	36.6
Insightsoftware.Com Inc	21.1
Insightsoftware.Com Inc	—
Integrated Power Services LLC	4.2
Integrated Power Services LLC	7.9
Integrity Marketing Group LLC	0.1
Integrity Marketing Group LLC	0.7
J S Held LLC	6.9
J S Held LLC	4.5
Jeppesen Holdings LLC	2.4
Keystone Agency Partners LLC	8.5

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Keystone Agency Partners LLC	$1.8
Laboratoires Vivacy SAS	0.6
Lazer Logistics Inc	1.9
Lazer Logistics Inc	1.2
Learning Experience Corp/The	3.5
Legends Hospitality LLC	8.2
Likewize Corp	2.5
Lionbridge Technologies Inc	5.5
Lipari Foods LLC	7.5
Magna Legal Services LLC	2.2
Magna Legal Services LLC	5.5
MAI Capital Management LLC	3.3
MAI Capital Management LLC	2.8
MAI Capital Management LLC	0.3
MB2 Dental Solutions LLC	9.1
Med-Metrix	37.0
Med-Metrix	34.1
Mercer Advisors Inc	3.0
Model N Inc	3.2
NAVEX Global Inc	0.3
NAVEX Global Inc	6.7
NEFCO Corp	4.9
NEFCO Corp	1.5
NeoGov Newt Holdco Inc	1.1
NeoGov Newt Holdco Inc	2.1
NeoGov Newt Holdco Inc	3.5
Net Documents	6.0
Netsmart Technologies Inc	6.2
Netsmart Technologies Inc	6.3
New Era Technology LLC	3.6
OEConnection LLC	8.7
OEConnection LLC	7.0
Orion Services Group	1.9
Oxford Global Resources LLC	7.6
PartsSource Inc	1.1
Pavement Preservation Group Inc	0.4
PCI Pharma Services	24.9
PCI Pharma Services	11.1
Pike Corp	6.6
Pike Corp	4.4
Premise Health Holding Corp	0.5
Premise Health Holding Corp	0.9
PROS Holdings Inc	1.3
PSC Group	1.3
Radwell International LLC	5.1
Railpros Inc	0.4
Railpros Inc	0.6
Resa Power LLC	9.1
Resa Power LLC	7.7
Revere Superior Holdings Inc	3.3

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Rialto Capital Management LLC	$1.0
Rockefeller Capital Management LP	8.8
Safe-Guard Products International LLC	8.8
SAMBA Safety Inc	0.9
SAMBA Safety Inc	0.6
Schellman Inc	0.5
Schellman Inc	0.8
Service Express Inc	10.7
Service Express Inc	12.2
Service Logic LLC	6.5
Service Logic LLC	2.1
Sphera Solutions Inc	6.4
Sphera Solutions Inc	2.8
Sphera Solutions Inc	20.0
Spins LLC	3.2
Spotless Brands LLC	3.9
Sweeping Corp of America LLC	4.0
Time Manufacturing Co	14.0
Trackunit ApS	11.0
Trackunit ApS	22.0
Turnpoint Services Inc	0.9
USIC Holdings Inc	0.7
USIC Holdings Inc	1.0
Veriforce LLC	3.7
Veriforce LLC	2.1
Vermont Information Processing Inc	9.6
Vermont Information Processing Inc	2.4
Version1 Software Ltd	3.2
VetCor Professional Practices LLC	4.4
VetCor Professional Practices LLC	20.8
Vitu	9.1
Waste Services Group Pty Ltd	3.0
Wealth Enhancement Group LLC	2.8
Wealth Enhancement Group LLC	2.9
Wealth Enhancement Group LLC	2.1
Wedgewood Weddings	4.8
Wedgewood Weddings	5.8
West Star Aviation Inc	25.1
West Star Aviation Inc	4.2
Woolpert Inc	7.1
Worldwise Inc	0.8
Xylem Kendall	15.9
Xylem Kendall	0.7
Zellis Holdings Ltd	3.3
Zendesk Inc	6.0
Zeus Industrial Products Inc	9.7
Subordinated Debt
Cyncly	1.6
Nidda Healthcare Holding AG	6.2

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Asset Based Finance
Bond Aviation Holdings LLC, Term Loan	$7.5
Bond Aviation Holdings LLC, Term Loan	5.3
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	2.2
Philippine Airlines 777, Term Loan	1.1
Philippine Airlines 777, Term Loan	1.1
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	4.7
Sotheby's, Revolver	4.7
TPSI Receivables LLC (Tropicana Products Inc), Revolver	1.5
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	5.1
Total	$1,110.5
Unfunded Asset Based Finance/Other commitments	$70.7
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of June 30, 2026, the Company’s debt commitments are comprised of $606.4 revolving credit facilities and $504.1 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(19.5). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $240, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of June 30, 2026, $51 of such letters of credit have been issued.
As of June 30, 2026, the Company also has an unfunded commitment to provide $434.0 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had one such guarantee on behalf of Avenue One PropCo for up to $18.7 outstanding at June 30, 2026.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$20.89	$23.64
Results of operations(2)
Net investment income (loss)	0.85	1.29
Net realized gain (loss) and unrealized appreciation (depreciation)	(2.55)	(1.60)
Net increase (decrease) in net assets resulting from operations	(1.70)	(0.31)
Stockholder distributions(3)
Distributions from net investment income
To common stockholders	(0.90)	(1.40)
Distributions from net realized gain on investments
To common stockholders	—	—
Net decrease in net assets resulting from stockholder distributions	(0.90)	(1.40)
Capital share transactions
Repurchases of common stock(4)	0.01	—
Issuance of preferred stock	—	—
Net increase (decrease) in net assets resulting from capital share transactions	0.01	—
Net asset value, end of period	$18.30	$21.93
Per share market value, end of period	$10.50	$20.75
Shares of common stock outstanding, end of period	279,688,633	280,066,433
Total return based on net asset value(5)	(8.09)%	(1.33)%
Total return based on market value(6)	(22.98)%	1.95%
Ratio/Supplemental Data:
Net assets, end of period	$5,118	$6,141
Ratio of net investment income to average net assets(7)	8.60%	10.88%
Ratio of total operating expenses to average net assets(7)	13.18%	13.24%
Ratio of waived expenses to average net assets(8)	(0.40)%	—
Ratio of net operating expenses to average net assets(7)	12.78%	13.24%
Portfolio turnover(8)	8.78%	21.99%
Total amount of senior securities outstanding, exclusive of treasury securities	$6,641	$8,022
Asset coverage per unit(9)	1.77	1.77
_______________
(1)Per share data may be rounded in order to recompute the ending net asset value per share.
(2)The per share data was derived by using the weighted average shares outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions declared per share during the applicable period.
(4)Represents the incremental impact of the Company’s stock repurchase programs by buying shares of the Company’s common stock in the open market at a price lower than net asset value per share.
(5)The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights (continued)
set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not represent an actual return to stockholders. Total return based on net asset value for the six months ended June 30, 2026 and 2025 are not annualized.
(6)The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. Total return based on market value for the six months ended June 30, 2026 and 2025 are not annualized.
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the six months ended June 30, 2026 and 2025 are annualized. Annualized ratios for the six months ended June 30, 2026 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2026. The following is a schedule of supplemental ratios for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Ratio of subordinated income incentive fees to average net assets (net of waivers)	1.33%	2.27%
Ratio of interest expense to average net assets	7.42%	7.20%
(8)Portfolio turnover for the six months ended June 30, 2026 and 2025 are not annualized.
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

Note 13. Subsequent Events
Common Stock Distribution
On August 5, 2026, the Board of Directors declared a regular quarterly distribution of $0.44 per share which will be paid on or about October 2, 2026 to common stockholders of record as of the close of business on September 16, 2026. The timing and amount of any future distributions to common stockholders are subject to applicable legal restrictions and the sole discretion of the Board of Directors.
Convertible Preferred Stock Distribution
On July 30, 2026, the Board of Directors declared a cash dividend on the Convertible Preferred Stock for the period from June 29, 2026 through September 30, 2026 in the amount of $0.315972 per preferred share, which will be paid on or about September 30, 2026 to the holder of record as of the close of business on September 15, 2026.
Issuer Share Repurchases
During the period from July 1, 2026 through August 5, 2026, the Company repurchased 3,348,353 shares of common stock pursuant to the Company Share Repurchase Authorization at an average price per share (inclusive of commissions paid) of $10.75 (totaling $36). All such repurchases were made on the Company’s behalf by a third-party agent on the open market at prices below net asset value per share in transactions intended to qualify for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollar amounts in millions, except per share amounts)
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
•purchase activity in respect of the Company’s shares of common stock, including with respect to the Company’s publicly announced purchase programs;
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
Words such as “anticipate,” “believe,” “expect,” “intend,” “project” and “future” or similar expressions indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this quarterly report on Form 10-Q are not guarantees of future performance or events and are subject to risks, uncertainties and other factors, some of which are beyond our control and difficult to predict and could cause our actual results or future events to differ materially from those expressed or forecasted in the forward-looking statements for any reason, including those factors set forth in “Item 1A. Risk Factors,” in the Company’s annual report on Form 10-K and subsequent filings. Factors that could cause actual results or future events to differ materially include changes relating to those set forth above and the following, among others:
•changes in the economy;
•geo-political risks;
•risks associated with possible disruption in our operations or the economy generally due to terrorism, natural disasters or pandemics;
•the Company Share Repurchase Authorization does not require the Company to repurchase any specific number of shares; there is no assurance that the Company or any of its affiliates will purchase shares of the Company’s common stock at any specific discount levels or in any specific amounts; and there is no assurance that the market price of the Company’s shares of common stock, either absolutely or relative to net asset value, will increase as a result of any share purchase activity, or that any purchase program or plan will enhance stockholder value over the long term;
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
Portfolio Investment Activity for the Three and Six Months Ended June 30, 2026 and for the Year Ended December 31, 2025
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and six months ended June 30, 2026 and the year ended December 31, 2025:

	For the Three Months Ended	For the Six Months Ended
Net Investment Activity	June 30, 2026	June 30, 2026
Purchases	$590	$1,089
Sales and Repayments	(1,334)	(2,044)
Net Portfolio Activity	$(744)	$(955)

	For the Three Months Ended				For the Six Months Ended
	June 30, 2026				June 30, 2026
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$373	63%	$(864)	65%	$716	66%	$(1,154)	56%
Senior Secured Loans—Second Lien	—	—	—	—	—	—	(5)	0%
Other Senior Secured Debt	7	1%	—	—	7	1%	—	—
Subordinated Debt	—	—	(7)	1%	29	3%	(59)	3%
Asset Based Finance	209	36%	(433)	32%	332	30%	(566)	28%
Credit Opportunities Partners JV, LLC	—	—	—	—	—	—	(189)	9%
Equity/Other(1)	1	0%	(30)	2%	5	0%	(71)	4%
Total	$590	100%	$(1,334)	100%	$1,089	100%	$(2,044)	100%

(1) Equity/Other includes investments in preferred equity investments. During the three and six months ended June 30, 2026, purchases of preferred equity investments were $0 and $0, respectively, and sales and repayments of preferred equity investments were $0 and $16, respectively.

The following table summarizes the composition of our investment portfolio at cost and fair value as of June 30, 2026 and December 31, 2025:
	June 30, 2026
	(Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$7,184	$6,707	58.7%	$7,819	$7,523	57.8%
Senior Secured Loans—Second Lien	594	440	3.9%	598	539	4.2%
Other Senior Secured Debt	43	44	0.4%	65	55	0.4%
Subordinated Debt	107	100	0.9%	122	126	1.0%
Asset Based Finance	1,626	1,436	12.6%	1,831	1,694	13.0%
Credit Opportunities Partners JV, LLC	1,984	1,649	14.4%	2,202	1,968	15.1%
Equity/Other(2)	1,067	1,042	9.1%	1,104	1,104	8.5%
Total	$12,605	$11,418	100.0%	$13,741	$13,009	100.0%

(1) Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts and PIK interest or dividends, as applicable, on investments.
(2) As of June 30, 2026, Equity/Other included $764 of preferred equity investments at fair value.

The following table presents certain selected information regarding the composition of our investment portfolio as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Number of Portfolio Companies	232	232
% Variable Rate Debt Investments (based on fair value)(1)(2)	59.4%	60.9%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	9.1%	8.2%
% Other Income Producing Investments (based on fair value)(3)	21.1%	21.4%
% Non-Income Producing Investments (based on fair value)(2)	6.6%	6.1%
% of Investments on Non-Accrual (based on fair value)	3.8%	3.4%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	9.8%	10.1%
Weighted Average Annual Yield on All Debt Investments(5)	8.8%	9.3%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026.
For the six months ended June 30, 2026, our total return based on net asset value was (8.09)% and our total return based on market value was (22.98)%. For the year ended December 31, 2025, our total return based on net asset value was 0.21% and our total return based on market value was (20.31)%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations
We define Direct Originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of June 30, 2026 and December 31, 2025:

Characteristics of All Direct Originations held in Portfolio	June 30, 2026	December 31, 2025
Number of Portfolio Companies	223	220
% of Investments on Non-Accrual (based on fair value)	3.3%	3.4%
Total Cost of Direct Originations	$12,242.5	$13,350.0
Total Fair Value of Direct Originations	$11,038.5	$12,636.0
% of Total Investments, at Fair Value	96.7%	97.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	9.8%	10.1%
Weighted Average Annual Yield on All Debt Investments(2)	8.9%	9.3%
_____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026.
Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,975 in the aggregate where the Company and SCRS would provide approximately 79% and 21%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of June 30, 2026, the Company and SCRS have funded $2,520.0 to COPJV, of which $2,016.0 was from the Company.
Below is a summary of COPJV’s portfolio as of June 30, 2026 and December 31, 2025:

	As of
	June 30, 2026	December 31, 2025
Total debt investments(1)	$4,020.0	$4,530.1
Weighted average annual yield on accruing debt investments(2)	9.4%	9.5%
Number of portfolio companies in COPJV	146	158
Largest investment in a single portfolio company	$108.1	$107.3
Unfunded commitments	$43.0	$111.9
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of June 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of June 30, 2026.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of June 30, 2026 and December 31, 2025:

	June 30, 2026
	(Unaudited)		December 31, 2025
Industry Classification(1)	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$1,358	11.9%	$1,542	11.9%
Commercial & Professional Services	1,344	11.8%	1,726	13.3%
Consumer Discretionary Distribution & Retail	37	0.3%	60	0.5%
Consumer Durables & Apparel	313	2.7%	306	2.4%
Consumer Services	226	2.0%	263	2.0%
Consumer Staples Distribution & Retail	33	0.3%	99	0.8%
Credit Opportunities Partners JV, LLC	1,649	14.4%	1,968	15.1%
Energy	2	0.0%	24	0.2%
Equity Real Estate Investment Trusts (REITs)	240	2.1%	264	2.0%
Financial Services	742	6.5%	836	6.4%
Food, Beverage & Tobacco	23	0.2%	56	0.4%
Health Care Equipment & Services	1,606	14.1%	1,668	12.8%
Household & Personal Products	10	0.1%	112	0.9%
Insurance	500	4.4%	547	4.2%
Materials	270	2.4%	276	2.1%
Media & Entertainment	469	4.1%	508	3.9%
Pharmaceuticals, Biotechnology & Life Sciences	220	1.9%	217	1.7%
Real Estate Management & Development	—	—	1	0.0%
Software & Services	2,020	17.7%	2,134	16.4%
Technology Hardware & Equipment	22	0.2%	2	0.0%
Telecommunication Services	63	0.5%	109	0.8%
Transportation	271	2.4%	291	2.2%
Total	$11,418	100.0%	$13,009	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$7,686	67%	$8,774	67%
2	2,623	23%	3,212	25%
3	888	8%	760	6%
4	221	2%	263	2%
Total	$11,418	100%	$13,009	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Six Months Ended June 30, 2026 and June 30, 2025
Revenues
Our investment income for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$175	60.3%	$245	61.6%	$361	60.8%	$485	60.7%
Paid-in-kind interest income	42	14.5%	53	13.3%	80	13.5%	115	14.4%
Fee income	5	1.7%	9	2.2%	7	1.2%	26	3.3%
Dividend and other income	68	23.5%	91	22.9%	146	24.5%	172	21.6%
Total investment income(1)	$290	100.0%	$398	100.0%	$594	100.0%	$798	100.0%
___________
(1)Such revenues represent $244 and $337 of cash income earned as well as $46 and $61 in non-cash portions relating to accretion of discount and PIK interest for the three months ended June 30, 2026 and 2025, respectively, and $506 and $667 of cash income earned as well as $88 and $131 in non-cash portions relating to accretion of discount and PIK interest for the six months ended June 30, 2026 and 2025, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The decrease in interest and PIK income during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 is primarily attributable to a reduction in the size of our investment portfolio, in addition to the Company placing certain assets on non-accrual status during the three and six months ended June 30, 2026.
The decrease in dividend income during the three months ended June 30, 2026 compared to the three months ended June 30, 2025 is primarily attributable to the decrease in dividends paid in respect to certain equity and asset based finance investments, and the decrease in dividends on our investment in COPJV during the three months ended June 30, 2026. The decrease in dividend income during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily attributable to the decrease in dividends paid in respect to certain equity and asset based finance investments during the six months ended June 30, 2026. On February 23, 2026, we reduced our equity interests in COPJV to approximately 79% from 87.5%.

Expenses
Our operating expenses for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Management fees	$44	$53	$92	$105
Subordinated income incentive fees	23	36	48	75
Administrative services expenses	3	2	5	5
Accounting and administrative fees	1	1	2	2
Interest expense	101	125	206	238
Other expenses	7	8	13	13
Total operating expenses	179	225	366	438
Subordinated income incentive fee waiver	(11)	—	(11)	—
Net operating expenses	$168	$225	$355	$438
The decrease in expenses during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 can primarily be attributed to a decrease in management fees and interest expense as a result of the lower asset base and leverage during the three and six months ended June 30, 2026, in addition to the reduction in subordinated income incentive fees as a result of lower investment income as discussed above and the partial waiver of such subordinated income incentive fee during the three months ended June 30, 2026.
The following table reflects selected expense ratios as a percent of average net assets for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Ratio of operating expenses to average net assets	3.38%	3.43%	6.59%	6.62%
Ratio of subordinated income incentive fee waiver to average net assets(1)	(0.20)%	—	(0.20)%	—
Ratio of net operating expenses to average net assets	3.18%	3.43%	6.39%	6.62%
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)(2)	2.14%	2.45%	4.37%	4.73%
Ratio of net operating expenses, excluding certain expenses, to average net assets(3)	1.04%	0.98%	2.02%	1.89%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
(2)Ratio of incentive fees, interest expense and excise taxes to average net assets, excluding the effect of incentive fee waivers, was 2.34% and 4.57% for the three and six months ended June 30, 2026, respectively. There was no incentive fee waiver in effect for the three and six months ended June 30, 2025.
(3)Ratio of net operating expenses, excluding certain expenses, to average net assets, excluding the effect of incentive fee waivers, was 1.24% and 2.22% for the three and six months ended June 30, 2026, respectively.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $122 ($0.44 per share) and $173 ($0.62 per share) for the three months ended June 30, 2026 and 2025, respectively. Our net investment income totaled $239 ($0.85 per share) and $360 ($1.29 per share) for the six months ended June 30, 2026 and 2025, respectively.
The decrease in net investment income during the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025 can primarily be attributed to lower investment income during the three and six months ended June 30, 2026 as discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments(1)	$(77)	$(135)	$(272)	$(153)
Net realized gain (loss) on foreign currency forward contracts	0	(3)	(4)	(3)
Net realized gain (loss) on foreign currency	(4)	(6)	(9)	(5)
Total net realized gain (loss)	$(81)	$(144)	$(285)	$(161)
______________
(1)We sold investments and received principal repayments, respectively, of $755 and $579 during the three months ended June 30, 2026 and $498 and $858 during the three months ended June 30, 2025. We sold investments and received principal repayments, respectively, of $1,340 and $704 during the six months ended June 30, 2026 and $1,379 and $1,384 during the six months ended June 30, 2025.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign forward currency forward contracts and unrealized gain (loss) on foreign currency for the three and six months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$(78)	$(155)	$(455)	$(169)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	(1)	(10)	8	(20)
Net change in unrealized gain (loss) on foreign currency	6	(59)	20	(85)
Total net change in unrealized appreciation (depreciation)	$(73)	$(224)	$(427)	$(274)
The net change in unrealized appreciation (depreciation) on investments during the three months ended June 30, 2026 was driven primarily by reduced valuations of certain portfolio companies during the three months ended June 30, 2026, including COPJV and Production Resources Group. The net change in unrealized appreciation (depreciation) on investments during the six months ended June 30, 2026 was driven primarily by reduced valuations of certain portfolio companies during the six months ended June 30, 2026, including COPJV, Production Resources Group and Medallia Inc. The net change in unrealized appreciation (depreciation) on investments during the three and six months ended June 30, 2025 was driven primarily by reduced valuations of certain portfolio companies during the year, including Production Resources Group, 48Forty Solutions and Kellermeyer Bergensons Services LLC.
Provision for Taxes on Realized Gains on Investments
During the three and six months ended June 30, 2026 and 2025, we recorded a provision for taxes on realized gains with respect to one of our equity investments of $0 and $(11), respectively.
Realized Losses from Extinguishment of Debt
During the three and six months ended June 30, 2026 and 2025, we recorded a net realized loss from the extinguishment of debt of $(2) and $(3), respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended June 30, 2026, the net decrease in net assets resulting from operations was $(34) ($(0.13) per share) compared to a net increase in net assets resulting from operations of $(209) ($(0.75) per share) during the three months ended June 30, 2025.
For the six months ended June 30, 2026, the net decrease in net assets resulting from operations was $(475) ($(1.70) per share) compared to a net increase in net assets resulting from operations of $(89) ($(0.32) per share) during the six months ended June 30, 2025.

Financial Condition, Liquidity and Capital Resources
Overview
As of June 30, 2026, we had $109 in cash, cash equivalents, including money market funds, restricted cash and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $3,052 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of June 30, 2026, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of June 30, 2026, we had unfunded debt investments with aggregate unfunded commitments of $1,110.5, unfunded equity/other commitments of $70.7 and unfunded commitments of $434.0 to COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
We currently generate cash primarily from cash flows from fees, interest and dividends earned from our investments, as well as principal repayments and proceeds from sales of our investments. We may also fund a portion of our investments through borrowings from banks and issuances of senior securities, including preferred stock, or other financing transactions. Our primary use of cash is investments in portfolio companies, payments of our expenses, including management fees, incentive fees and cost of any borrowings or other financing arrangements, including interest expenses, and the payment of cash distributions or dividends to holders of our common stock and/or preferred stock.
On June 18, 2026, our stockholders approved a proposal to authorize us, with the approval of the Board, to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock in one or more public or private offerings, which may include convertible preferred stock and convertible debentures. In connection with seeking stockholder approval, our management and the Board determined that it would be advantageous for us to have the ability to issue warrants, options or rights to subscribe for, convert to or purchase shares of our common stock in connection with our financing and capital-raising activities. Each issuance of warrants, options or rights to subscribe for, convert to or purchase shares of our common stock pursuant to the stockholder authorization, which has no expiration, will comply with Section 61(a)(4) of the 1940 Act. We do not currently have any plans to issue warrants, options or rights to subscribe for, convert to, or purchase shares of our common stock pursuant to Section 61(a)(4) of the 1940 Act.
Asset Coverage
To seek to enhance our returns, we also employ leverage as market conditions permit and at the discretion of the Adviser, but in no event will leverage employed exceed the maximum amount permitted by the 1940 Act. Prior to June 14, 2019, in accordance with the 1940 Act, we were allowed to borrow amounts such that our asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, our asset coverage requirement applicable to senior securities was reduced from 200% to 150%. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). Under the 1940 Act, any preferred shares we issue, including the Convertible Preferred Stock, will constitute a “senior security” for purposes of the 150% asset coverage test.
In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to holders of any class of our capital stock, or to purchase any such capital stock, would be restricted if our “senior securities representing indebtedness” fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution or at the time of any such purchase, and accounting for such distribution or purchase price). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders, or to purchase any shares of our common stock, would be restricted if our “senior securities that are stock” fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution, or at the time of any such purchase, and accounting for such distribution or purchase price). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, for example, we might either have to (i) liquidate a portion of our portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or outstanding preferred stock, or for offering costs, will not be available for distributions to our stockholders. If we are unable to regain the requisite asset coverage through these methods, we may be forced to suspend the payment of such dividends or distributions. As of June 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $6.6 billion. As of June 30, 2026, our asset coverage on our “senior securities representing indebtedness” was 179% and our asset coverage on our “senior securities that are stock” was 177%. See Note 9 for a discussion of the Company’s financing arrangements.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of June 30, 2026:

	As of June 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	$365	$35	June 2, 2030
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.78% - 1.90%(1)(3)	733(4)	3,017(5)	July 16, 2030
2.625% Notes due 2027(6)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(6)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(6)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(6)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(6)(7)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(6)(7)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(6)(7)	Unsecured Notes	6.13%	400	—	January 15, 2031
7.500% Notes due 2031(6)(7)	Unsecured Notes	7.50%	900	—	August 1, 2031
CLO-2 Notes(2)(8)	Collateralized Loan Obligation	2.15% - SOFR+1.480%(1)	380	—	April 15, 2037
CLO-3 Notes(2)(9)	Collateralized Loan Obligation	2.10% - SOFR+1.47%(1)	363	—	January 15, 2038
Convertible Preferred Stock(10)	Preferred Stock	5.00%	150	—
Total			$6,641	$3,052
_______________
(1)The benchmark rate is subject to a 0% floor.
(2)The carrying amount outstanding under the facility approximates its fair value.
(3)The spread over the benchmark rate is determined by reference to the ratio of the value of the borrowing base to the aggregate amount of certain outstanding indebtedness of the Company. In addition to the spread over the benchmark rate, a credit spread adjustment of 0.10% and 0.0326% is applicable to borrowings in U.S. dollars and pounds sterling, respectively.
(4)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €348 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.14 as of June 30, 2026 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £73 has been converted to U.S dollars at an exchange rate of £1.00 to $1.33 as of June 30, 2026 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD6 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.69 as of June 30, 2026 to reflect total amount outstanding in U.S. dollars.
(5)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of June 30, 2026, $51 of such letters of credit have been issued.
(6)As of June 30, 2026, the fair value of the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031 was approximately $393, $487, $706, $411, $612, $718, $400 and $900, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(7)As of June 30, 2026, the carrying values of the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031 include a $12, $18, $0 and $0 increase (decrease), respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(8)As of June 30, 2026, there were $160.0 of Class A-1 Notes outstanding at SOFR+1.48%, $100.0 of Class A-1L Notes outstanding at SOFR+1.48%, $30.0 of Class A-1W Notes outstanding at SOFR+1.48%, $20.0 of Class A-2L Notes outstanding at SOFR+1.60%, $30.0 of Class B Notes outstanding at SOFR+1.75% and $40.0 of Class C Notes outstanding at SOFR+2.15%.
(9)As of June 30, 2026, there were $125.5 of Class A-1 Notes outstanding at SOFR+1.47%, $150.0 of Class A-1 Senior Floating Rate Loans outstanding at SOFR+1.47%, $19.0 of Class A-2 Notes outstanding at SOFR+1.65%, $35.6 of Class B Notes outstanding at SOFR+1.80% and $33.2 of Class C Notes outstanding at SOFR+2.10%.
(10)The Convertible Preferred Stock will pay dividends of 5.00% cash or 7.00% PIK, at the Company’s option, in either case increasing annually by 1.00% per annum beginning on the 5.5-year anniversary of the issue date. See “Note 4. Related Party Transactions” for more information.
See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
Equity Issuances
On May 9, 2025, we entered into separate equity distribution agreements, or the Equity Distribution Agreements, with each of Truist Securities, Inc., RBC Capital Markets, LLC, KKR Capital Markets LLC, and SMBC Nikko Securities America, Inc., pursuant to which we may, from time to time, issue and sell up to an aggregate gross amount of $750 million in shares of our common stock through public or at-the-market offerings, or the ATM Program. During the six months ended June 30, 2026, the Company did not issue or sell shares of its common stock under the ATM Program. For further details regarding the ATM Program and the Equity Distribution Agreements, see “At the Market” Offering” in Note 3 to our unaudited consolidated financial statements included herein.
Convertible Preferred Stock
On June 29, 2026, we issued and sold 6,000,000 shares of the Convertible Preferred Stock to the Purchaser pursuant to the Purchase Agreement, at a price of $25.00 per share. We intend to use the gross proceeds of $150.0 million from the sale of Convertible Preferred Stock for general corporate purposes including, without limitation, funding any repurchase program relating to shares of the our common stock or debt repayment. See “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” in Part II of this Quarterly Report on Form 10-Q for more information.

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
Subject to applicable legal restrictions and the sole discretion of our Board, we intend to authorize, declare and pay regular cash distributions to our common stockholders on a quarterly basis. We will calculate each stockholder’s specific distribution amount for the period using record and declaration dates and each stockholder’s distributions will begin to accrue on the date that shares of our common stock are issued to such stockholder. From time to time, we may also pay to our common stockholders special interim distributions in the form of cash or shares of our common stock at the discretion of our Board.
Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 5.00% of the Liquidation Preference per share, computed on the basis of a 360-day year consisting of twelve 30-day months, payable in cash. At the Company’s option, dividends may instead be paid at an annual rate of 7.00% of the Liquidation Preference per share in additional shares of Convertible Preferred Stock, or a PIK Dividend, valued at the Liquidation Preference per share; provided that the Company is prohibited from paying dividends in additional shares if the conversion feature at the time of issuance of such additional shares is equal to or greater than 10.00% of the value of the Convertible Preferred Stock. After the 5.5-year anniversary of the issue date, both the cash dividend rate and the PIK Dividend rate will each increase by 1.00% per annum on each annual anniversary thereafter.
Dividends are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, each, a Dividend Payment Date, or, if such date is not a business day, on the next succeeding business day. Dividends accumulate from the date of issuance, June 29, 2026. The first Dividend Payment Date is September 30, 2026, covering the period from June 29, 2026 through September 30, 2026. Dividends are paid to holders of record as of the close of business on the record date designated by the Board for the applicable Dividend Payment Date. Each dividend period begins on and includes a Dividend Payment Date (or, for the initial period, the issue date) and ends on, but excludes, the next succeeding Dividend Payment Date.
The IRS currently requires that a RIC that has two or more classes of stock allocate to each such class proportionate amounts of each type of its income (such as ordinary income and capital gains) based upon the percentage of total dividends paid to each class for the tax year. Accordingly, while the Convertible Preferred Stock is outstanding, we intend to allocate capital gain dividends, if any, between shares of our common stock and preferred stock in proportion to the total dividends paid to each class with respect to such tax year.
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the six months ended June 30, 2026 or 2025 represented a return of capital.
We intend to make our regular distributions on common stock in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a stockholder.
The following tables reflect the distributions per share that we have declared on our common stock during the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026
Date Declared	Record Date	Payment Date	Dividend per Share
February 19, 2026	March 18, 2026	April 2, 2026	$0.48
May 6, 2026	June 17, 2026	July 2, 2026	0.42
Total Dividends Declared			$0.90

	For the Six Months Ended June 30, 2025
Date Declared	Record Date	Payment Date	Dividend per Share
February 25, 2025	March 19, 2025	April 2, 2025	$0.70
May 5, 2025	June 18, 2025	July 2, 2025	0.70
Total Dividends Declared			$1.40
See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Common Stock Distribution
On August 5, 2026, our Board of Directors declared a regular quarterly distribution of $0.44 per share which will be paid on or about October 2, 2026 to common stockholders of record as of the close of business on September 16, 2026. The timing and amount of any future distributions to common stockholders are subject to applicable legal restrictions and the sole discretion of our Board of Directors.
Convertible Preferred Stock Distribution
On July 30, 2026, our Board of Directors declared a cash dividend on the Convertible Preferred Stock for the period from June 29, 2026 through September 30, 2026 in the amount of $0.315972 per preferred share, which will be paid on or about September 30, 2026 to the holder of record as of the close of business on September 15, 2026.
Issuer Share Repurchases
During the period from July 1, 2026 to August 5, 2026, 2026, the Company repurchased 3,348,353 shares of common stock pursuant to the Company Share Repurchase Authorization at an average price per share (inclusive of commissions paid) of $10.75 (totaling $36). All such repurchases were made on the Company’s behalf by a third-party agent on the open market at prices below net asset value per share in transactions intended to qualify for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act.

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
As of June 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 95.20% of our total assets, as compared to 94.76% of our total assets as of December 31, 2025.
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
Other Contractual Obligations
We have entered into agreements with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the six months ended June 30, 2026 and 2025.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of June 30, 2026, 59.4% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 9.1% were debt investments paying fixed interest rates while 21.1% were other income producing investments, 6.6% consisted of non-income producing investments, and the remaining 3.8% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
Pursuant to the terms of the Callowhill Credit Facility, Senior Secured Revolving Credit Facility, the CLO-2 Notes and the CLO-3 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031, we pay interest to the holders of such notes at a fixed rate, except that the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031 have been swapped from a fixed rate to a floating rate through interest rate swaps. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.

The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of June 30, 2026 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 250 basis points	$(178)	$(112)	$(66)	(15.3)%
Down 200 basis points	(143)	(90)	(53)	(12.3)%
Down 150 basis points	(107)	(67)	(40)	(9.3)%
Down 100 basis points	(72)	(45)	(27)	(6.3)%
Down 50 basis points	(36)	(22)	(14)	(3.2)%
Up 50 basis points	36	22	14	3.2%
Up 100 basis points	72	45	27	6.3%
Up 150 basis points	107	67	40	9.3%
Up 200 basis points	143	90	53	12.3%
Up 250 basis points	178	112	66	15.3%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of June 30, 2026, and no changes over the next twelve months. Includes the effect of interest rate swaps designed as hedging instruments.
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
The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of June 30, 2026, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of June 30, 2026 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of June 30, 2026					Economic Hedging As of June 30, 2026
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of June 30, 2026 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	5.5	$3.8	$4.3	$0.4	A$	0.6	$0.4
British Pound Sterling		£133.4	176.9	177.1	17.7		£131.0	173.6
Euros		€328.1	374.6	363.8	36.4		€11.4	12.9
Swedish Krona	SEK	1,136.2	117.1	88.5	8.9	SEK	504.6	52.1
Total			$672.4	$633.7	$63.4			$239.0
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
As of June 30, 2026, the net contractual amount of our foreign currency forward contracts totaled $237.5, all of which related to hedging of our foreign currency denominated debt investments. As of June 30, 2026, we had outstanding borrowings denominated in foreign currencies of €348, £73 and AUD6 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1.    Legal Proceedings.
See “Note 10. Commitments and Contingencies — Litigation” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.
Other than as set forth in “Note 10. Commitments and Contingencies — Litigation” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, neither we, the Adviser, nor our subsidiaries are currently subject to any material pending legal proceedings, other than ordinary routine litigation incidental to our businesses. We, the Adviser, and our subsidiaries may from time to time, however, be involved in litigation arising out of our operations in the normal course of business or otherwise. Furthermore, third parties may seek to impose liability on us in connection with the activities of our portfolio companies. While the outcome of any current legal proceedings cannot at this time be predicted with certainty, we do not expect any current matters will materially affect our financial condition or results of operations; however, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our financial condition or results of operations in any future reporting period.
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
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the SEC on February 25, 2026), the following risk factors may materially affect our business, financial condition and/or operating results, as well as the market price of our securities.
We issued the Convertible Preferred Stock on June 29, 2026 and may in the future determine to issue additional preferred stock, which could adversely affect the market value of our common stock.
On June 29, 2026, we issued and sold 6,000,000 shares of the Convertible Preferred Stock, at a price of $25.00 per share, for gross proceeds of $150.0 million, pursuant to the Purchase Agreement. The Convertible Preferred Stock ranks senior to our common stock with respect to the payment of dividends and the distribution of assets upon liquidation. The Convertible Preferred Stock has a liquidation preference equal to $25.00 per share, plus any accumulated but unpaid dividends to, but excluding, the date of distribution.
The Convertible Preferred Stock is convertible, in whole or in part, at the option of a holder, after the six-month anniversary of the issue date, into shares of our common stock at an initial conversion price of $18.83 per share, subject to certain anti-dilution adjustments as set forth in the Articles Supplementary; provided that in no event will the conversion price be less than the NYSE Minimum Price (as defined in the Articles Supplementary). At any time on or after the three-year anniversary of the issue date, upon Board approval (including a majority of our independent directors), and provided that the volume weighted average price of our common stock on the NYSE for the 30 consecutive trading days preceding our notice of redemption equals or exceeds the then-applicable conversion price, we may also redeem the Convertible Preferred Stock by delivering shares of our common stock in lieu of cash.
The issuance of the Convertible Preferred Stock and any additional preferred stock with dividend or conversion rights, liquidation preferences or other economic terms favorable to preferred holders could adversely affect the market price of our common stock by making an investment in our common stock less attractive. Dividends on the Convertible Preferred Stock are cumulative and must take priority over any dividends or other payments to our common stockholders. Holders of the Convertible Preferred Stock are not subject to any of our expenses or losses and are not entitled to participate in any income or appreciation in excess of their stated preference (other than through conversion into shares of our common stock). Under the 1940 Act, the Convertible Preferred Stock constitutes a “senior security” for purposes of the 150% asset coverage test.
Our common stockholders may experience dilution upon the conversion of the Convertible Preferred Stock.
If we deliver shares of our common stock upon a conversion of the Convertible Preferred Stock at a time when our net asset value per share exceeds the conversion price then in effect, our common stockholders may incur dilution. Our stockholders will also experience dilution in their ownership percentage of common stock upon our issuance of common stock in connection with the conversion of the Convertible Preferred Stock. In addition, to the extent that we elect to redeem shares of the Convertible Preferred Stock by delivering shares of our common stock pursuant to our stock redemption right, our common stockholders will similarly experience dilution. Any dividends paid on our common stock will also be paid on shares of our common stock issued in connection with a conversion of the Convertible Preferred Stock after such issuance.
Holders of the Convertible Preferred Stock have the right to elect members of our Board of Directors and have class voting rights on certain matters, which may limit our ability to pursue certain actions that might otherwise be in the interests of our common stockholders.
Holders of the Convertible Preferred Stock are entitled to vote on an as-converted basis on each matter submitted to a vote of our stockholders. In addition, for so long as we are subject to the 1940 Act, the holders of Convertible Preferred Stock, voting separately as a single class, have the right to elect two members of the Board at all times, and the balance of directors is elected by the holders of our common stock and the Convertible Preferred Stock voting together. If at any time accumulated dividends on the outstanding shares of Convertible Preferred Stock equal to at least two full years’ dividends are due and unpaid, or if holders of any other preferred stock become entitled to elect a majority of our directors under the 1940 Act, the number of directors constituting the Board will automatically increase and holders of the Convertible Preferred Stock and any other preferred stock will have the power to elect such additional directors to constitute a majority of the Board, voting separately as a class. Furthermore, holders of the Convertible Preferred Stock have class voting rights on certain matters, including amendments to our charter that materially and adversely affect the rights of the Convertible Preferred Stock, increases or decreases in the authorized number of preferred shares or issuances of additional preferred stock, and the creation of any new class or series of shares ranking senior or on parity with the Convertible Preferred Stock with respect to dividends or liquidation.
In addition, upon the occurrence of a Change of Control (as defined in the Articles Supplementary), at the option of holders of a majority of the then-outstanding shares of Convertible Preferred Stock, we will be required to redeem all of the then-outstanding shares of Convertible Preferred Stock upon 60 days’ notice following the announcement or occurrence of such Change of Control, for cash consideration equal to the Liquidation Preference plus accumulated but unpaid dividends. These provisions may limit our ability to pursue strategic transactions or other actions that might otherwise be in the best interests of our common stockholders. Restrictions imposed on the declarations and payment of dividends or other distributions to the holders of our common stock and preferred stock, both by the 1940 Act and by requirements imposed by rating agencies or the terms of our credit facilities or other financing arrangements, might also impair our ability to maintain our qualification as a RIC for U.S. federal income tax purposes.
Dividend payments on the Convertible Preferred Stock are not guaranteed.
Although dividends on the Convertible Preferred Stock are cumulative, the Board must approve the actual payment of dividends. The Board can elect at any time, and for an indefinite duration, not to pay any or all accrued dividends. The Board could elect to suspend dividends for any reason, and may be prohibited from approving dividends in the following instances:
•poor historical or projected cash flows;
•the need to make payments on our indebtedness;
•concluding that payment of dividends on the Convertible Preferred Stock would cause us to breach the terms of any indebtedness or other instrument or agreement; or
•determining that the payment of dividends would violate applicable law regarding unlawful distributions to stockholders.
Our ability to pay dividends on and/or repurchase shares of Convertible Preferred Stock may be limited by Maryland law, the 1940 Act and the terms of our debt facilities as well as future agreements we may enter.
Under Maryland law, a corporation may pay dividends on and repurchase stock where authorized by the Board and as long as, the Board is able to determine that, after giving effect to the dividend payment or repurchase, (i) the corporation is able to pay its debts as they become due in the usual course of business (the equity solvency test), and (ii) except in limited circumstances, the corporation’s total assets exceed the sum of its total liabilities plus the amount that would be needed, if the corporation were to be dissolved at the time of the dividend payment or repurchase, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those receiving the dividend or whose stock is being repurchased (the balance sheet solvency test). If we are insolvent at any time when a repurchase of shares of Convertible Preferred Stock is desired or required to be made (or such repurchase would render us so under either of the above tests), we may not be able to effect such repurchase. Furthermore, the terms of our debt facilities or other financing arrangements may restrict our ability to repurchase shares of Convertible Preferred Stock for cash during an event of default, and we expect to enter into agreements in the future that may similarly restrict our ability to repurchase in cash in such instances.
In addition, under the 1940 Act, we may not (1) pay dividends or distributions (other than dividends payable in our common stock) to holders of any class of our capital stock, including the Convertible Preferred Stock, or to purchase any such capital stock, if our “senior securities representing indebtedness” fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution or at the time of any such purchase, and accounting for such distribution or purchase price) or (2) pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders, or to purchase any shares of our common stock, if our “senior securities that are stock” fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution, or at the time of any such purchase, and accounting for such distribution or purchase price). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements.
Purchases of our common stock under the Company Share Repurchase Authorization may have the effect of maintaining the market price of our common stock at levels above those that would otherwise prevail in the open market.
On May 6, 2026, the Board approved the Company Share Repurchase Authorization, which authorizes the repurchase of up to $300.0 million in aggregate of our outstanding common stock in the open market, by tender offer or in privately negotiated purchases in compliance with the Exchange Act and other applicable law. The Company Share Repurchase Authorization is scheduled to expire on June 1, 2027, unless extended, or until the aggregate repurchase amount approved by the Board has been expended. Pursuant to the Company Share Repurchase Authorization, we are authorized to repurchase shares of our common stock at prices below our most recently reported net asset value per share, including in accordance with the guidelines specified in Rules 10b-18 and 10b5-1 under the Exchange Act, and we will determine, in our discretion, the timing, manner, price and amount of any repurchases based upon the evaluation of economic and market conditions, stock price, available cash, applicable legal, contractual and regulatory requirements and other factors. The Company Share Repurchase Authorization does not require us to repurchase any specific number of shares and may be suspended, extended, modified or discontinued at any time, subject to applicable law.
Repurchases under the Company Share Repurchase Authorization may have the effect of maintaining the market price of our common stock or retarding a decline in the market price of our common stock, and, as a result, the price of our common stock may be higher than the price that otherwise might have existed in the open market.
There is no assurance that the Company Share Repurchase Authorization will result in repurchases of our common stock or enhance long-term stockholder value, and repurchases, if any, could affect our stock price and increase its volatility and will diminish our cash reserves.
There can be no assurance that any repurchases will occur under the Company Share Repurchase Authorization, or, if they occur, that they will enhance stockholder value. In addition, any repurchases under the Company Share Repurchase Authorization could have a material adverse effect on our business for the following reasons:
•Repurchases may not prove to be the best use of our cash resources.
•Repurchases will diminish our cash reserves, which could impact our ability to finance future growth and to pursue possible future strategic opportunities.
•We may incur debt in connection with our business in the event that we use other cash resources to repurchase shares, which may affect the financial performance of our business during future periods or our liquidity and the availability of capital for other needs of the business.
•Repurchases could affect the trading price of our common stock or increase its volatility and may reduce the market liquidity for our stock.
•Repurchases may not be made at the best possible price and the market price of our common stock may decline below the levels at which we repurchased shares of common stock.
•Any suspension, modification or discontinuance of the Company Share Repurchase Authorization could result in a decrease in the trading price of our common stock.
•Repurchases may make it more difficult for us to meet the diversification requirements necessary to qualify for tax treatment as a RIC for U.S. federal income tax purposes; failure to qualify for tax treatment as a RIC would render our taxable income subject to corporate-level U.S. federal income taxes.
•Repurchases may cause our non-compliance with covenants under our financing agreements, which could have an adverse effect on our operating results and financial condition.
•To the extent we use proceeds from the Convertible Preferred Stock to fund repurchases, the amount of capital available for portfolio investments may be reduced, which could adversely affect our net investment income and ability to pay distributions to our common stockholders.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Equity Securities Issuances
On June 29, 2026, the Company issued and sold 6,000,000 shares of Convertible Preferred Stock to the Purchaser pursuant to the Purchase Agreement at a price of $25.00 per share. The Company intends to use the gross proceeds to the Company of $150.0 million from the sale of Convertible Preferred Stock for general corporate purposes including, without limitation, funding any repurchase program relating to shares of the Company’s common stock or debt repayment. In connection with the issuance of the Convertible Preferred Stock, the Company filed the Articles Supplementary with the State Department of Assessments and Taxation of the State of Maryland. The Convertible Preferred Stock is a series of the Company’s preferred stock, par value $0.001 per share.
The Convertible Preferred Stock ranks senior to the Company’s common stock with respect to all liquidation, winding up, dissolution, dividend and distribution rights. The Convertible Preferred Stock has a liquidation preference equal to $25.00 per share, or the Liquidation Preference, plus an amount equal to all accrued but unpaid dividends, if any, accumulated to (but excluding) the date fixed for distribution or payment, whether or not earned or declared by the Company, but excluding interest on any such distribution or payment. Dividends on the Convertible Preferred Stock will be payable on a quarterly basis in an initial amount equal to 5.00% per annum of the Liquidation Preference per share, payable in cash or, at the Company’s option, 7.00% per annum of the Liquidation Preference per share payable in additional shares of Convertible Preferred Stock; provided that the Company shall be prohibited from paying dividends in additional shares of Convertible Preferred Stock if the conversion feature at the time of issuance of such additional shares is equal to or greater than 10.00% of the value of the Convertible Preferred Stock. After the 5.5-year anniversary of the issue date, the dividend rate will increase annually by 1.00% per annum. There is no cap on such 1.00% per annum increases.
The shares of Convertible Preferred Stock were offered and sold in reliance on Section 4(a)(2) of the Securities Act. These securities have not been and will not be registered under the Securities Act or any state securities laws and, unless so registered, may not be offered or sold in the United States except pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act, as applicable.
See “Note 4. Related Party Transactions” to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding the Convertible Preferred Stock.
Other than as set forth above, the Company did not sell any equity securities during the fiscal quarter ended June 30, 2026 that were not registered under the Securities Act.
Share Repurchase Program
On May 6, 2026, the Board approved the Company Share Repurchase Authorization, which authorizes the repurchase by the Company of up to $300.0 million in aggregate amount of the Company’s common stock in the open market, by tender offer or in privately negotiated purchases in compliance with the Exchange Act and other applicable law. The Company Share Repurchase Authorization is scheduled to expire on June 1, 2027, unless extended, or until the aggregate repurchase amount that has been approved by the Board has been expended. The timing, manner, price and amount of any share repurchases will be determined by the Company based upon the evaluation of economic and market conditions, the market price of the shares, applicable legal, contractual and regulatory requirements and other factors. The Company Share Repurchase Authorization does not require the Company to repurchase any specific number of shares of the Company’s common stock and the Company cannot assure its stockholders that any shares will be repurchased under the program. The Company Share Repurchase Authorization may be suspended, extended, modified or discontinued at any time.
During the three and six months ended June 30, 2026, the Company repurchased 377,800 shares of common stock pursuant to the Company Share Repurchase Authorization at an average price per share (inclusive of commissions paid) of $10.57 (totaling $4). All such repurchases were made on the Company’s behalf by a third-party agent on the open market at prices below net asset value per share in transactions intended to qualify for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act.
Affiliated Purchaser Programs
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended

June 30, 2026. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	—	$—	—	$—
May 1, 2026 through May 31, 2026	—	—	—	—
June 1, 2026 through June 30, 2026	14,014,163(3)	10.99(3)	14,014,163	296
	14,014,163	$10.99	14,014,163
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Company Share Repurchase Authorization.
(3)Includes amounts purchased by KKR Alternative Assets L.P., a Delaware limited partnership, in connection with its tender offer to purchase up to $150.0 million in aggregate amount of our common stock at a price equal to $11.00 per share, less any applicable withholding taxes and without interest, upon the terms and subject to the conditions set forth in the Offer to Purchase dated May 12, 2026 and in the related Letter of Transmittal, which, together with any amendments or supplements thereto, are collectively referred to as the KKR Tender Offer. Following the expiration of the KKR Tender Offer at 11:59 p.m., New York City time, on June 11, 2026, KKR Alternative Assets L.P. publicly disclosed that it accepted for purchase 13,636,363 shares of the Company’s common stock validly tendered and received, and not properly withdrawn at or before the expiration date, at a purchase price of $11.00 per share for an aggregate purchase price of approximately $150 million, excluding fees and expenses relating to the KKR Tender Offer. In light of the oversubscription of the KKR Tender Offer, KKR Alternative Assets L.P. accepted the shares on a pro rata basis based on a final proration factor of 75.779%.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

		Closing Sales Price		Premium / (Discount) of High Sales Price to NAV(2)	Premium / (Discount) of Low Sales Price to NAV(2)
For the Three Months Ended (unless otherwise indicated)	NAV per Share(1)	High	Low
Fiscal Year Ended December 31, 2024
March 31, 2024	$24.32	$20.89	$18.36	(14.10)%	(24.51)%
June 30, 2024	23.95	20.71	18.82	(13.53)%	(21.42)%
September 30, 2024	23.82	20.43	18.74	(14.23)%	(21.33)%
December 31, 2024	23.64	22.22	19.71	(6.01)%	(16.62)%
Fiscal Year Ended December 31, 2025
March 31, 2025	23.37	24.06	20.47	2.95%	(12.41)%
June 30, 2025	21.93	21.50	17.95	(1.96)%	(18.15)%
September 30, 2025	21.99	22.48	14.93	2.23%	(32.11)%
December 31, 2025	20.89	16.13	14.16	(22.79)%	(32.22)%
Fiscal Year Ending December 31, 2026
March 31, 2026	18.83	14.93	9.91	(20.71)%	(47.37)%
June 30, 2026	18.30	11.62	10.04	(36.50)%	(45.14)%
Third Quarter of 2026 (through August 4, 2026)	N/A*	11.47	10.33	N/A*	N/A*
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
On August 4, 2026, the last reported closing sales price of our common stock on the NYSE was $11.47 per share. As of August 4, 2026, we had 7,116 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.
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
Fees and Expenses
The information in the following table is being provided to update, as of June 30, 2026, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-282226), which became effective automatically upon filing with the SEC on September 19, 2024, as supplemented by the prospectus supplement relating to our ATM Program (as defined in “At the Market” Offering” in Note 3 to our consolidated financial statements included herein), dated May 9, 2025, as may be further amended and supplemented from time to time. The information is intended to assist stockholders in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution stockholders that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.
Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the six months ended June 30, 2026 and net assets as of June 30, 2026, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses (as a percentage of offering price)
Sales load or other commission payable by us(1)	—%
Offering expenses(2)	—%
Distribution reinvestment plan expenses(3)	None
Total stockholder expenses	—%

Annual expenses (as a percentage of net assets attributable to common stock)(4)
Base management fee(5)	3.31%
Incentive fees payable under the Advisory Agreement(6)	1.74%
Interest payments on borrowed funds(7)	9.51%
Other expenses(8)	1.03%
Preferred Stock Dividends	—
Acquired fund fees and expenses(9)	2.30%
Total annual expenses(10)	17.89%
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
(4)“Net assets attributable to common stock” equals our average net assets of $5.6 billion as of June 30, 2026.
(5)Our base management fee under the Advisory Agreement is payable quarterly in arrears and is calculated at an annual rate of 1.50% of the average weekly value of our gross assets (excluding cash and cash equivalents), which are assumed to equal 231% of our average net assets as described in footnote 4 above. To the extent our gross assets financed by leverage exceed 1.0x debt-to-equity, the excess amount of gross assets are calculated at rate of 1.00%. The base management fee shown in the table above is higher than 1.50% because the base management fee in the table is required to be calculated as a percentage of our average net assets, rather than gross assets.
(6)The incentive fee in the Advisory Agreement consists of two parts. The first part of the incentive fee, which is referred to as the subordinated income incentive fee, will be calculated and payable quarterly in arrears, will equal 17.5% of our “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. The amount in the table above assumes that the subordinated income incentive fee will be 1.74% of average net assets. This figure is based on the subordinated income incentive fees accrued for the quarter ended June 30, 2026 recalculated based on the base management fee and incentive fee in the Advisory Agreement, and assumes that such amount represents the subordinated income incentive fees that will be payable over the twelve months following June 30, 2026. The actual subordinated income incentive fee as a percentage of our average net assets may be higher than this amount. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The amount in the table assumes that there is no incentive fee on capital gains and is based on the net unrealized depreciation as of June 30, 2026. Such amounts are expressed as a percentage of the average net assets as of such date. The Adviser has agreed to waive 50% of the subordinated income incentive fee during the Waiver Period, which is not reflected in the above table.
(7)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a discussion of our financing arrangements. The calculation assumes the following based on results of operations for the six months ended June 30, 2026: (i) $15.1 billion in total assets, (ii) a weighted average cost of funds of 5.49%, (iii) $9.5 billion in debt outstanding (i.e., assumes that the maximum amount of available borrowings under our current debt facilities that we are permitted under the 1940 Act minimum asset coverage requirement is outstanding as of ) and (iv) $5.1 billion in stockholders’ equity.
(8)Other expenses include accounting, legal and auditing fees and excise and state taxes, as well as the reimbursement of the compensation of administrative personnel and fees payable to our directors who do not also serve in an executive officer capacity for us or the Adviser. The amount presented in the table reflects annualized results of our operations for the quarter ended June 30, 2026.

(9)Stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act. This amount includes the fees and expenses of COPJV, our joint venture with SCRS. The amount shown is the expense ratio of COPJV for the quarter ended June 30, 2026 and multiplied by the value of the Company’s holding of COPJV as of June 30, 2026, divided by the Company’s net assets as of June 30, 2026.
(10)“Total annual expenses” as a percentage of net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “total annual expenses” percentage were calculated instead as a percentage of total assets, our “total annual expenses” would be 7.7% of total assets.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return (none of which is subject to our incentive fee on capital gains)(1):	$152	$408	$610	$948
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$161	$427	$632	$963
________________
(1)Assumes no return from net realized capital gains or net unrealized capital appreciation.
The example and the expenses in the tables above should not be considered a representation of our future expenses, and actual expenses may be greater or less than those shown. Because the example assumes, as required by the SEC, a 5.0% annual return, no subordinated income incentive fee would be accrued and payable in any of the indicated time periods. Our performance will vary and may result in a return greater or less than 5.0%. If we achieve sufficient returns on our investments, including through the realization of capital gains, to trigger an incentive fee of a material amount, our expenses, and returns to our investors, would be higher. In addition, while the example assumes reinvestment of all distributions on common stock at net asset value, reinvestment of distributions under our common stock distribution reinvestment plan may occur at a price per share that differs from the then-current net asset value per share. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—RIC Status and Distributions” and Note 5 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for additional information regarding our distributions and our distribution reinvestment plan.

Item 6.    Exhibits

3.1
Articles Supplementary of the Registrant establishing and fixing the rights and preferences of the Cumulative Convertible Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2026)

4.1
Sixteenth Supplemental Indenture, dated as of June 8, 2026, relating to the 7.500% Notes due 2031, by and between the Company and U.S. Bank Trust Company National Association (as successor-in-interest to U.S. Bank National Association), as trustee. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 8, 2026)

4.2	Form of 7.500% Notes due 2031. (Incorporated by reference to Exhibit 4.1 hereto)

10.1
Amendment No. 1 to the Third Amended and Restated Senior Secured Revolving Credit Agreement, dated as of May 8, 2026, among FSK Capital Corp., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and each of the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 11, 2026)

10.2
Purchase Agreement, dated as of May 10, 2026, by and between the Company and KKR Alternative Assets L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 11, 2026)

10.3
Ninth Amendment to Loan and Servicing Agreement, dated as of June 1, 2026, among CCT Tokyo Funding LLC, FS KKR Capital Corp., Sumitomo Mitsui Banking Corporation, and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 3, 2026)

10.4
Registration Rights Agreement, dated as of June 29, 2026, by and between the Registrant and KKR Alternative Assets L.P. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2026)

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

99.1	Advisory Fee Waiver Letter, dated June 29, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 29, 2026)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2026.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer