Form 10-Q
period 2026-09-30
FS KKR Capital Corp
filed 2026-11-05
CIK 1422183

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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
There were 271,986,599 shares of the registrant’s common stock outstanding as of October 30, 2026.

PART I—FINANCIAL INFORMATION
Item 1.    Financial Statements.
FS KKR Capital Corp.
Consolidated Balance Sheets
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments, at fair value
Non-controlled/unaffiliated investments (amortized cost—$7,132 and $8,406, respectively)	$6,765	$8,164
Non-controlled/affiliated investments (amortized cost—$865 and $929, respectively)	872	855
Controlled/affiliated investments (amortized cost—$4,426 and $4,406, respectively)	3,669	3,990
Total investments, at fair value (amortized cost—$12,423 and $13,741, respectively)	11,306	13,009
Cash and cash equivalents	102	181
Restricted cash	61	—
Foreign currency, at fair value (cost—$9 and $27, respectively)	9	27
Receivable for investments sold and repaid	106	313
Income receivable	72	98
Unrealized appreciation on foreign currency forward contracts	3	—
Deferred financing costs	29	32
Prepaid expenses and other assets	7	69
Total assets	$11,695	$13,729
Liabilities
Payable for investments purchased	$1	$8
Debt (net of deferred financing costs and discount of $46 and $45, respectively)	6,231	7,634
Unrealized depreciation on foreign currency forward contracts	2	10
Stockholder distributions payable	121	—
Management fees payable	42	50
Subordinated income incentive fees payable	12	28
Administrative services expense payable	4	1
Interest payable	54	77
Other accrued expenses and liabilities	79	72
Total liabilities	6,546	7,880
Commitments and contingencies (Note 10)

Preferred stock, $0.001 par value per share, 50,000,000 shares authorized, respectively; 6,000,000 and 0 Cumulative Convertible Perpetual Preferred Stock, Series A shares, $0.001 par value per share, $25.00 liquidation preference per share, issued and outstanding, respectively	150	—

Stockholders’ equity
Common stock, $0.001 par value per share, 750,000,000 shares authorized, respectively, 273,532,761 and 280,066,433 shares issued and outstanding, respectively	0	0
Capital in excess of par value	9,124	9,199
Retained earnings (accumulated deficit)	(4,125)	(3,350)
Total stockholders’ equity	4,999	5,849
Total liabilities, preferred stock and stockholders’ equity	$11,695	$13,729
Net asset value per share of common stock at period end	$18.28	$20.89

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Investment income
From non-controlled/unaffiliated investments:
Interest income	$152	$217	$495	$658
Paid-in-kind interest income	10	24	24	55
Fee income	2	4	8	27
Dividend and other income	—	6	11	30
From non-controlled/affiliated investments:
Interest income	3	7	6	23
Paid-in-kind interest income	14	15	39	51
Fee income	2	—	2	3
Dividend and other income	28	5	30	20
From controlled/affiliated investments:
Interest income	5	7	20	35
Paid-in-kind interest income	22	15	63	63
Fee income	—	—	1	—
Dividend and other income	56	73	189	206
Total investment income	294	373	888	1,171

Operating expenses
Management fees	42	51	134	156
Subordinated income incentive fees	23	33	71	108
Administrative services expenses	3	3	8	8
Accounting and administrative fees	1	1	3	3
Interest expense	99	116	305	354
Other general and administrative expenses	9	6	22	19
Total operating expenses	177	210	543	648
Subordinated income incentive fee waiver	(12)	—	(23)	—
Net expenses	165	210	520	648
Net investment income before taxes	129	163	368	523
Excise taxes	2	4	2	4
Net investment income	127	159	366	519

Realized and unrealized gain/loss
Net realized gain (loss) on investments:
Non-controlled/unaffiliated investments	(133)	(25)	(179)	(131)
Non-controlled/affiliated investments	—	(10)	(170)	(2)
Controlled/affiliated investments	7	(18)	(49)	(73)
Net realized gain (loss) on foreign currency forward contracts	(3)	—	(7)	(3)
Net realized gain (loss) on foreign currency	(1)	(20)	(10)	(25)
Net change in unrealized appreciation (depreciation) on investments:
Non-controlled/unaffiliated investments	160	(47)	(126)	69
Non-controlled/affiliated investments	(13)	6	82	(76)
Controlled/affiliated investments	(77)	141	(341)	(62)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	3	3	11	(17)
Net change in unrealized gain (loss) on foreign currency	3	25	23	(60)
Total net realized and unrealized gain (loss)	(54)	55	(766)	(380)
Provision for taxes on investments	—	—	—	(11)
Realized loss on extinguishment of debt	—	—	(2)	(3)
Net increase (decrease) in net assets resulting from operations	73	214	(402)	125
Distributions to preferred stockholders	(2)	—	(2)	—
Net increase (decrease) in net assets resulting from operations applicable to common stockholders	$71	$214	$(404)	$125

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Operations (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per share of common stock)—basic	$0.26	$0.76	$(1.45)	$0.45
Net increase (decrease) in net assets resulting from operations (Earnings (Losses) per share of common stock)—diluted	$0.26	$0.76	$(1.45)	$0.45
Weighted average shares of common stock outstanding—basic	276,267,096	280,066,433	278,776,186	280,066,433
Weighted average shares of common stock outstanding—diluted	284,233,107	280,066,433	278,776,186	280,066,433
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Changes in Net Assets
(dollar amounts in millions unless otherwise noted)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Operations
Net investment income (loss)	$127	$159	$366	$519
Net realized gain (loss) on investments, foreign currency forward contracts and foreign currency	(130)	(73)	(417)	(248)
Net change in unrealized appreciation (depreciation) on investments and foreign currency forward contracts	73	103	(374)	(86)
Net change in unrealized gain (loss) on foreign currency	3	25	23	(60)
Net increase (decrease) in net assets resulting from operations	73	214	(402)	125
Stockholder distributions
Distributions to common stockholders	(121)	(196)	(373)	(588)
Distributions to preferred stockholders	(2)	—	(2)	—
Net decrease in net assets resulting from stockholder distributions	(123)	(196)	(375)	(588)
Capital share transactions
Repurchases of common stock	(69)	—	(73)	—
Net increase (decrease) in net assets resulting from capital share transactions	(69)	—	(73)	—
Total increase (decrease) in net assets	(119)	18	(850)	(463)
Net assets at beginning of period	5,118	6,141	5,849	6,622
Net assets at end of period	$4,999	$6,159	$4,999	$6,159

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Statements of Cash Flows
(dollar amounts in millions unless otherwise noted)

	Nine Months Ended
	September 30,
	2026	2025
Cash flows from operating activities
Net increase (decrease) in net assets resulting from operations	$(402)	$125
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of investments	(1,431)	(4,109)
Paid-in-kind interest	(126)	(169)
Proceeds from sales and repayments of investments	2,693	4,109
Net realized (gain) loss on investments	398	206
Net change in unrealized (appreciation) depreciation on investments	385	69
Net change in unrealized (appreciation) depreciation on foreign currency forward contracts	(11)	17
Realized loss on extinguishment of debt	2	3
Accretion of discount	(16)	(33)
Amortization of deferred financing costs and discount	15	16
Net change in unrealized (appreciation) depreciation on foreign currency translation	(13)	100
(Increase) decrease in receivable for investments sold and repaid	—	138
(Increase) decrease in income receivable	26	(20)
(Increase) decrease in prepaid expenses and other assets	3	7
Increase (decrease) in management fees payable	(8)	(2)
Increase (decrease) in subordinated income incentive fees payable	(16)	(2)
Increase (decrease) in administrative services expense payable	3	4
Increase (decrease) in interest payable	(23)	(38)
Increase (decrease) in other accrued expenses and liabilities	(54)	(24)
Net cash provided by (used in) operating activities	1,425	397
Cash flows from financing activities
Issuance of Cumulative Convertible Perpetual Preferred Stock, Series A	150	—
Repurchases of common stock	(72)	—
Distributions to common stockholders	(252)	(392)
Distributions to preferred stockholders	(2)	—
Borrowings under financing arrangements	2,998	6,545
Repayments of financing arrangements	(4,268)	(6,661)
Deferred financing costs paid	(15)	(30)
Net cash provided by (used in) financing activities	(1,461)	(538)
Effect of exchange rate changes on cash	—	—
Total increase (decrease) in cash, cash equivalents, restricted cash and foreign currency	(36)	(141)
Cash, cash equivalents, restricted cash and foreign currency at beginning of period	208	296
Cash, cash equivalents, restricted cash and foreign currency at end of period(1)	$172	$155
Supplemental information
Federal income taxes paid during the period	$0	$11
Interest paid during the period	$313	$376
______________
(1)As of September 30, 2026, includes cash and cash equivalents of $102, restricted cash of $61 and foreign currency of $9. Restricted cash is the cash collateral required to be posted pursuant to the Company’s derivative contracts.
Supplemental disclosure of non-cash operating activities:
During the nine months ended September 30, 2025, the Company contributed $431 of investments at fair value to Credit Opportunities Partners JV, LLC.
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Senior Secured Loans—First Lien—133.1%
3Pillar Global Inc	(v)(y)(z)	Software & Services	SF	+	6.0%			0.8%	11/2026		$9.2	$8.9	$6.6
3Pillar Global Inc	(v)(y)(z)	Software & Services	SF	+	6.0%			0.8%	11/2027		121.2	121.0	87.3
48Forty Solutions LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	01/2031		15.6	15.1	15.6
48Forty Solutions LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.3%			1.0%	01/2031		20.8	20.2	20.8
48Forty Solutions LLC	(ad)(x)	Commercial & Professional Services	SF	+	4.8%			1.0%	01/2031		6.3	6.3	6.3
48Forty Solutions LLC	(ad)(x)	Commercial & Professional Services	SF	+	4.8%			1.0%	01/2031		1.6	1.6	1.6
Aareon AG	(v)(w)	Software & Services	E	+	4.5%	(0.0% PIK	/ 1.8% PIK)	0.0%	09/2031		€11.2	12.4	12.7
Aareon AG	(w)(x)	Software & Services	E	+	4.5%	(0.0% PIK	/ 1.8% PIK)	0.0%	09/2031		2.5	2.7	2.7
Actium Holdings Ltd (fka Alpha Financial Markets Consulting)	(v)(w)	Commercial & Professional Services	SA	+	5.3%	(0.0% PIK	/ 0.3% PIK)	0.0%	08/2031		£4.5	5.8	5.9
Advanced Dermatology & Cosmetic Surgery	(v)	Health Care Equipment & Services	SF	+	6.5%			1.0%	10/2026		$3.6	3.6	3.1
Advanced Dermatology & Cosmetic Surgery	(k)(l)(v)	Health Care Equipment & Services	SF	+	6.5%			1.0%	05/2027		44.6	44.2	38.8
Advania Sverige AB	(aa)(v)(w)	Software & Services	E	+	4.3%			0.0%	05/2031		€5.0	5.4	5.3
Advania Sverige AB	(v)(w)	Software & Services	SA	+	5.0%			0.0%	06/2031		£51.4	65.1	65.4
Advania Sverige AB	(v)(w)	Software & Services	SR	+	5.0%			0.0%	06/2031	SEK	161.1	14.9	15.5
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	06/2031		$6.2	5.9	6.2
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services	SF	+	5.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/2031		16.2	16.2	16.2
AGS Health LLC	(k)(v)	Software & Services	SF	+	4.3%			0.5%	08/2032		17.3	17.3	17.3
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		2.1	2.1	2.1
AGS Health LLC	(x)	Software & Services	SF	+	4.5%			0.5%	08/2032		6.0	6.0	6.0
Alacrity Solutions Group LLC	(ad)(v)	Insurance	SF	+	5.3%	(0.0% PIK	/ 5.3% PIK)	1.0%	02/2030		3.8	3.8	3.8
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		1.7	1.7	1.7
Alacrity Solutions Group LLC	(ad)(x)	Insurance	SF	+	5.3%			1.0%	02/2030		2.3	2.3	2.3
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2032		3.2	3.2	3.2
A-Lign Assurance LLC	(x)	Software & Services	SF	+	4.3%			0.8%	08/2032		1.5	1.5	1.5
American Vision Partners Corp	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	09/2027		88.8	88.7	88.8
American Vision Partners Corp	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	11/2026		3.6	3.6	3.6
Apex Service Partners LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		30.7	30.7	30.7
Apex Service Partners LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2030		92.0	91.4	92.0
Apex Service Partners LLC	(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	10/2029		5.1	5.1	5.1
Arcfield Acquisition Corp	(x)	Capital Goods	SF	+	5.0%			0.5%	10/2031		6.0	6.0	6.0
Atwell LLC	(p)(v)	Capital Goods	SF	+	5.0%			0.8%	04/2033		3.2	3.2	3.2
Atwell LLC	(x)	Capital Goods	SF	+	5.0%			0.8%	04/2033		0.8	0.8	0.8
Atwell LLC	(x)	Capital Goods	SF	+	5.0%			0.8%	04/2033		0.4	0.4	0.4
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	6.0%	PIK		1.0%	09/2028		30.4	30.4	30.4
ATX Networks Corp	(ad)(v)(w)(y)(z)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2028		99.1	90.9	46.1
ATX Networks Corp	(ad)(v)(w)	Capital Goods	SF	+	7.0%	PIK		1.0%	09/2028		7.8	7.8	7.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028	$66.4	$66.3	$58.5
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2028	8.4	8.4	7.4
Avetta LLC	(l)(v)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	8.4	8.3	8.4
Avetta LLC	(x)	Software & Services	SF	+	4.2%			0.5%	07/2030	1.8	1.8	1.8
Avetta LLC	(x)	Software & Services	SF	+	4.3%			0.5%	07/2030	0.8	0.8	0.8
Avetta LLC	(x)	Software & Services	SF	+	4.2%	(0.0% PIK	/ 2.6% PIK)	0.5%	07/2031	3.7	3.7	3.7
BGB Group LLC	(l)(v)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	26.5	26.5	26.7
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	2.6	2.6	2.6
BGB Group LLC	(x)	Media & Entertainment	SF	+	5.3%			1.0%	02/2030	4.8	4.8	4.8
Bonterra LLC	(k)(l)(p)(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	133.4	132.9	132.7
Bonterra LLC	(v)	Software & Services	SF	+	4.8%			0.8%	03/2032	5.4	5.4	5.4
Bonterra LLC	(x)	Software & Services	SF	+	4.8%			0.8%	03/2032	11.6	11.6	11.5
Cadence Education LLC	(k)(l)(v)	Consumer Services	SF	+	5.0%			0.8%	05/2031	14.3	14.3	14.3
Cadence Education LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	05/2030	8.5	8.5	8.5
Cambrex Corp	(k)(l)(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%	(0.0% PIK	/ 2.8% PIK)	0.8%	03/2032	30.6	30.5	30.8
Cambrex Corp	(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/2032	2.1	2.1	2.1
Cambrex Corp	(v)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/2032	9.4	9.4	9.4
Cambrex Corp	(x)	Pharmaceuticals, Biotechnology & Life Sciences	SF	+	4.8%			0.8%	03/2032	6.1	6.1	6.1
Carrier Fire Protection	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2031	6.3	6.3	6.3
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2030	2.6	2.6	2.6
Carrier Fire Protection	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	07/2031	2.1	2.1	2.1
Circana Group (f.k.a. NPD Group)	(k)(l)(v)	Consumer Services	SF	+	4.3%			0.8%	12/2029	17.3	17.3	17.3
Circana Group (f.k.a. NPD Group)	(x)	Consumer Services	SF	+	4.3%			0.8%	12/2028	4.3	4.3	4.3
Civica Group Ltd	(v)(w)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	£3.5	4.7	4.5
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 2.1% PIK)	0.0%	08/2030	4.0	4.8	4.7
Civica Group Ltd	(w)(x)	Software & Services	SA	+	5.5%	(0.0% PIK	/ 5.5% PIK)	0.0%	08/2030	3.6	4.4	4.1
Clarience Technologies LLC	(k)(l)(p)(v)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	$80.3	80.3	80.0
Clarience Technologies LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	02/2032	2.3	2.3	2.3
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	02/2031	11.1	11.1	11.0
Clarience Technologies LLC	(x)	Capital Goods	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	02/2032	24.5	24.5	24.4
CLEAResult Consulting Inc	(k)(l)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	08/2031	10.9	10.8	10.9
CLEAResult Consulting Inc	(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	3.7	3.7	3.7
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.4% PIK)	0.8%	08/2031	0.8	0.8	0.8
CLEAResult Consulting Inc	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	08/2031	3.0	3.0	3.0
Clearwater Analytics LLC	(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/2033	14.3	14.3	14.2
Clearwater Analytics LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	06/2033	2.7	2.6	2.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Clearwater Analytics LLC	(x)	Software & Services	SF	+	4.5%			0.5%	06/2033	$1.7	$1.7	$1.7
Club Car Wash Operating LLC	(p)(v)	Consumer Services	SF	+	5.8%			1.0%	12/2031	6.6	6.5	6.5
Club Car Wash Operating LLC	(v)	Consumer Services	SF	+	5.8%			1.0%	12/2031	0.1	0.1	0.1
Club Car Wash Operating LLC	(x)	Consumer Services	SF	+	5.8%			1.0%	12/2031	0.7	0.7	0.7
Club Car Wash Operating LLC	(x)	Consumer Services	SF	+	5.8%			1.0%	12/2031	0.1	0.1	0.1
ClubCorp Club Operations Inc	(p)	Consumer Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/2032	10.9	10.8	10.8
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 3.1% PIK)	0.8%	06/2032	0.7	0.7	0.7
ClubCorp Club Operations Inc	(x)	Consumer Services	SF	+	4.8%			0.8%	06/2032	1.1	1.1	1.1
Com Laude Group Ltd	(v)(w)	Software & Services	SF	+	5.0%			0.8%	12/2032	15.9	15.8	15.7
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	3.1	3.1	3.1
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.0%			0.8%	12/2032	1.3	1.3	1.2
Com Laude Group Ltd	(w)(x)	Software & Services	SF	+	5.3%			0.8%	12/2032	3.0	3.0	3.0
Command Alkon Inc	(p)	Software & Services	SF	+	5.5%			0.8%	09/2033	7.5	7.4	7.4
Command Alkon Inc	(x)	Software & Services	SF	+	5.5%			0.7%	09/2033	1.4	1.4	1.4
Command Alkon Inc	(x)	Software & Services	SF	+	5.5%			0.8%	09/2033	1.0	1.0	1.0
Community Brands Inc	(k)(v)	Software & Services	SF	+	5.3%			0.8%	07/2031	50.8	50.5	48.8
Community Brands Inc	(x)	Software & Services	SF	+	5.3%			0.8%	07/2031	4.0	4.0	3.8
Conservice LLC	(v)	Software & Services	SF	+	4.3%			0.8%	02/2033	12.6	12.6	12.5
Conservice LLC	(x)	Software & Services	SF	+	4.5%			0.8%	02/2033	1.7	1.7	1.7
Consilium Safety Group AB	(w)(x)	Capital Goods	E	+	5.5%			0.0%	04/2031	€9.8	10.5	10.6
Corsearch Intermediate Inc	(v)	Software & Services	SF	+	6.0%			1.0%	04/2028	$30.1	29.5	25.4
CSafe Global	(p)(v)	Transportation	SF	+	5.8%			0.8%	12/2028	67.3	67.2	67.3
CSafe Global	(v)	Transportation	SA	+	5.8%			0.8%	12/2028	£15.2	19.4	20.1
CSafe Global	(v)	Transportation	SF	+	5.8%			0.8%	03/2029	$5.3	5.3	5.3
CSafe Global	(x)	Transportation	SF	+	5.8%			0.8%	03/2029	4.0	4.0	4.0
Cyncly	(v)(w)	Software & Services	SF	+	4.5%			0.0%	04/2032	3.2	3.2	3.2
Cyncly	(w)(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 1.9% PIK)	0.0%	04/2032	3.2	3.2	3.1
Cyncly	(w)(x)	Software & Services	SF	+	4.5%			0.0%	04/2032	1.6	1.6	1.5
Dedalus Finance GmbH	(aa)(v)(w)	Software & Services	E	+	3.3%			0.0%	05/2030	€1.0	1.1	1.1
Dental Care Alliance Inc	(ac)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	06/2031	$10.0	9.4	10.0
Dental Care Alliance Inc	(ac)(v)	Health Care Equipment & Services	SF	+	6.0%	(2.3% PIK	/ 2.3% PIK)	0.8%	06/2031	58.4	58.4	58.4
Dental365 LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028	27.2	27.2	27.2
Dental365 LLC	(k)(v)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028	13.5	13.5	13.5
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	05/2028	5.1	5.1	5.1
Dental365 LLC	(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	08/2028	0.6	0.6	0.6
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	4.8%			0.8%	12/2029	0.9	0.9	0.9
DOXA Insurance Holdings LLC	(k)(l)(v)	Insurance	SF	+	4.8%			0.8%	12/2030	29.2	29.1	28.6
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	4.9%			0.8%	12/2030	14.0	14.0	13.8
DOXA Insurance Holdings LLC	(v)	Insurance	SF	+	5.3%			0.8%	12/2030	8.5	8.5	8.5
DOXA Insurance Holdings LLC	(x)	Insurance	SF	+	4.8%			0.8%	12/2029	2.4	2.4	2.3
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
DuBois Chemicals Inc	(k)(l)(v)	Materials	SF	+	5.0%			0.8%	06/2031		$49.8	$49.6	$48.8
DuBois Chemicals Inc	(x)	Materials	SF	+	5.0%			0.8%	06/2031		14.7	14.7	14.3
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.8%			0.5%	06/2032		10.8	10.8	10.4
Eagle Railcar Services Roscoe Inc	(x)	Transportation	SF	+	4.8%			0.5%	06/2032		12.0	12.0	11.5
Eide Bailly LLP	(p)	Financial Services	SF	+	5.0%			0.8%	07/2033		4.6	4.6	4.6
Eide Bailly LLP	(x)	Financial Services	SF	+	5.0%			0.8%	07/2033		1.4	1.4	1.4
Eide Bailly LLP	(x)	Financial Services	SF	+	5.0%			0.8%	07/2033		0.9	0.9	0.9
Envirotainer Ltd	(w)(x)	Transportation	E	+	5.0%	(0.0% PIK	/ 2.5% PIK)	0.0%	07/2029		€2.7	2.8	2.8
Excelitas Technologies Corp	(l)(v)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2029		$22.3	22.3	22.1
Excelitas Technologies Corp	(x)	Technology Hardware & Equipment	SF	+	5.3%			0.8%	08/2028		2.4	2.4	2.4
Express Wash Concepts LLC	(p)(v)	Consumer Services	SF	+	5.3%			1.0%	09/2032		2.6	2.5	2.5
Express Wash Concepts LLC	(v)	Consumer Services	SF	+	5.3%			1.0%	09/2032		0.0	0.0	0.0
Express Wash Concepts LLC	(x)	Consumer Services	SF	+	5.3%			1.0%	09/2032		0.4	0.4	0.4
Express Wash Concepts LLC	(x)	Consumer Services	SF	+	5.3%			1.0%	09/2032		0.1	0.1	0.1
Flexera Software LLC	(k)(l)(p)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		59.8	59.7	59.0
Flexera Software LLC	(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.5%	08/2032		1.7	1.7	1.7
Flexera Software LLC	(x)	Software & Services	SF	+	4.8%			0.5%	08/2032		6.5	6.5	6.4
Follett Software Co	(k)(v)	Software & Services	SF	+	4.5%			0.5%	08/2031		18.7	18.6	18.7
Follett Software Co	(x)	Software & Services	SF	+	4.5%			0.5%	08/2030		5.6	5.6	5.6
Fortnox AB	(w)(x)	Software & Services	SR	+	4.3%	(0.0% PIK	/ 2.6% PIK)	0.0%	06/2032	SEK	85.7	9.0	8.8
Foundation Risk Partners Corp	(v)	Insurance	SF	+	4.8%			0.8%	10/2029		$4.4	4.4	4.4
Foundation Risk Partners Corp	(k)(l)(v)	Insurance	SF	+	4.8%			0.8%	10/2030		79.7	79.3	79.7
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2029		7.4	7.4	7.4
Foundation Risk Partners Corp	(x)	Insurance	SF	+	4.8%			0.8%	10/2030		4.8	4.8	4.8
Frontline Road Safety LLC	(k)(l)(v)	Capital Goods	SF	+	5.0%	(2.3% PIK	/ 2.3% PIK)	0.0%	03/2032		93.7	93.3	92.7
Frontline Road Safety LLC	(v)	Capital Goods	SF	+	4.8%			0.0%	03/2032		1.3	1.3	1.2
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%			0.0%	03/2032		13.1	13.1	12.9
Frontline Road Safety LLC	(x)	Capital Goods	SF	+	4.8%				03/2032		14.3	14.3	14.1
Fullsteam Holdings LLC	(k)(v)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		35.2	34.9	34.4
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%	(0.0% PIK	/ 3.1% PIK)	0.8%	08/2031		9.1	9.1	8.8
Fullsteam Holdings LLC	(x)	Software & Services	SF	+	5.3%			0.8%	08/2031		3.7	3.7	3.6
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	6.3%			1.0%	05/2028		123.1	123.0	120.1
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.5%			1.0%	05/2028		65.9	65.9	63.6
Galaxy Universal LLC	(v)	Consumer Durables & Apparel	SF	+	5.8%			1.0%	05/2028		51.5	50.9	49.8
Galway Partners Holdings LLC	(v)	Insurance	SF	+	4.5%			0.8%	09/2028		2.1	2.0	2.1
Galway Partners Holdings LLC	(k)(l)(p)(v)	Insurance	SF	+	4.5%			0.8%	09/2028		77.7	77.1	77.7
Galway Partners Holdings LLC	(x)	Insurance	SF	+	4.5%			0.8%	09/2028		10.9	10.9	10.9
GE Vernova Electrification Software LLC	(v)	Software & Services	SF	+	4.8%			0.8%	03/2033		25.2	25.1	24.8
GE Vernova Electrification Software LLC	(x)	Software & Services	SF	+	4.8%			0.8%	03/2033		4.5	4.5	4.4
General Datatech LP	(k)(l)(v)	Software & Services	SF	+	6.0%			1.0%	06/2027		101.6	101.4	101.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
Gigamon Inc	(v)	Software & Services	SF	+	5.8%			0.8%	03/2028		$5.6	$5.6	$5.5
Gigamon Inc	(v)	Software & Services	SF	+	5.8%			0.8%	03/2029		103.1	102.7	100.9
Gigamon Inc	(x)	Software & Services	SF	+	5.8%			0.8%	03/2028		3.7	3.7	3.7
Gracent LLC	(ad)(v)(y)(z)	Health Care Equipment & Services			12.0%	PIK			02/2027		39.4	34.1	24.0
Granicus Inc	(l)(v)	Software & Services	SF	+	5.8%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031		16.7	16.6	16.7
Granicus Inc	(l)(v)	Software & Services	SF	+	5.3%	(2.3% PIK	/ 2.3% PIK)	0.8%	01/2031		6.1	6.1	6.1
Granicus Inc	(x)	Software & Services	SF	+	5.3%			0.8%	01/2031		2.3	2.3	2.3
Heniff Transportation Systems LLC	(v)(y)(z)	Transportation	SF	+	6.0%	PIK		1.0%	07/2027		72.5	69.9	58.9
Heniff Transportation Systems LLC	(v)(y)(z)	Transportation	SF	+	6.0%	PIK		1.0%	07/2027		18.1	17.6	14.7
Heniff Transportation Systems LLC	(v)(y)(z)	Transportation	SF	+	6.5%	PIK		1.0%	07/2027		13.2	12.6	10.7
Heniff Transportation Systems LLC	(x)(y)(z)	Transportation	SF	+	6.0%	PIK		1.0%	07/2027		0.6	0.6	0.5
Hibu Inc	(k)(l)(p)(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027		117.3	116.4	117.3
Hibu Inc	(v)	Commercial & Professional Services	SF	+	6.3%			1.0%	05/2027		15.6	15.6	15.8
Higginbotham Insurance Agency Inc	(v)	Insurance	SF	+	4.5%			1.0%	06/2031		6.5	6.5	6.5
Higginbotham Insurance Agency Inc	(x)	Insurance	SF	+	4.5%			1.0%	06/2031		0.5	0.5	0.5
Highgate Hotels Inc	(k)(l)(v)	Consumer Services	SF	+	5.5%			1.0%	11/2029		33.0	32.9	33.0
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029		4.2	4.2	4.2
Highgate Hotels Inc	(x)	Consumer Services	SF	+	5.5%			1.0%	11/2029		3.9	3.9	3.9
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031		19.1	19.1	19.1
HM Dunn Co Inc	(ad)(v)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031		5.4	5.4	5.4
HM Dunn Co Inc	(ad)(x)	Capital Goods	SF	+	6.0%	(0.0% PIK	/ 6.0% PIK)	1.0%	06/2031		4.5	4.5	4.5
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.8%			0.8%	08/2031		0.7	0.7	0.7
Homrich & Berg Inc	(k)(v)	Financial Services	SF	+	4.8%			0.8%	11/2031		6.3	6.2	6.3
Homrich & Berg Inc	(v)	Financial Services	SF	+	4.5%			0.8%	11/2031		1.9	1.9	1.9
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031		0.8	0.8	0.8
Homrich & Berg Inc	(x)	Financial Services	SF	+	4.5%			0.8%	11/2031		5.4	5.4	5.4
Horizon CTS Buyer LLC	(k)(l)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032		66.1	65.9	65.7
Horizon CTS Buyer LLC	(v)	Capital Goods	SF	+	4.5%			0.8%	03/2032		9.7	9.7	9.6
Horizon CTS Buyer LLC	(p)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		6.3	6.3	6.2
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.5%			0.8%	03/2032		8.7	8.7	8.7
Horizon CTS Buyer LLC	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	03/2032		1.4	1.4	1.4
Industria Chimica Emiliana Srl	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.0%	(1.0% PIK	/ 1.0% PIK)	0.0%	09/2028		€75.6	90.6	81.5
Inhabit IQ	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.3% PIK)	0.8%	01/2032		$3.6	3.6	3.6
Inhabit IQ	(x)	Software & Services	SF	+	4.5%			0.8%	01/2032		2.2	2.2	2.2
iNova Pharmaceuticals (Australia) Pty Limited	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	B	+	4.8%	(0.0% PIK	/ 1.8% PIK)	0.5%	11/2031	A$	3.9	2.5	2.5
Insight Global LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		$56.9	56.7	56.9
Insight Global LLC	(x)	Commercial & Professional Services	SF	+	5.0%			0.8%	09/2028		36.6	36.6	36.6
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			0.8%	05/2028		2.8	2.8	2.4
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			1.0%	05/2028	5.3		5.3	4.6
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Insightsoftware.Com Inc	(v)	Software & Services	SF	+	5.3%			1.0%	05/2028	$40.8	$40.8	$35.3
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			0.8%	05/2028	21.1	21.1	18.3
Insightsoftware.Com Inc	(x)	Software & Services	SF	+	5.3%			1.0%	05/2028	0.0	0.0	0.0
Integrated Power Services LLC	(p)(v)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/2031	19.6	19.6	19.3
Integrated Power Services LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/2030	4.4	4.4	4.3
Integrated Power Services LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	11/2031	7.3	7.3	7.2
Integrity Marketing Group LLC	(k)(l)(v)	Insurance	SF	+	5.0%			0.8%	08/2028	98.4	98.4	98.4
Integrity Marketing Group LLC	(x)	Insurance	SF	+	5.0%			0.8%	08/2028	0.1	0.1	0.1
J S Held LLC	(k)(l)(p)(v)	Insurance	SF	+	4.8%			1.0%	06/2028	42.2	42.2	42.0
J S Held LLC	(x)	Insurance	SF	+	4.8%			1.0%	06/2028	6.9	6.9	6.9
Jeppesen Holdings LLC	(w)(x)	Software & Services	SF	+	4.3%			0.5%	11/2032	2.4	2.4	2.4
Kellermeyer Bergensons Services LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.3%	PIK		1.0%	11/2028	207.0	204.8	207.0
Kellermeyer Bergensons Services LLC	(ad)(v)(y)(z)	Commercial & Professional Services	SF	+	8.0%	PIK		1.0%	11/2028	111.2	94.4	4.5
Kellermeyer Bergensons Services LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.3%	PIK		1.0%	11/2028	27.5	27.2	27.5
Keystone Agency Partners LLC	(k)(l)(v)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/2032	36.8	36.7	36.5
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.5%	(0.0% PIK	/ 2.6% PIK)	0.8%	08/2032	5.0	5.0	5.0
Keystone Agency Partners LLC	(x)	Insurance	SF	+	4.5%			0.8%	08/2032	3.8	3.8	3.8
Laboratoires Vivacy SAS	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030	€0.1	0.1	0.1
Laboratoires Vivacy SAS	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	E	+	6.7%	(0.0% PIK	/ 2.4% PIK)	0.0%	03/2030	0.5	0.6	0.5
Lazer Logistics Inc	(k)(l)(v)	Transportation	SF	+	4.8%			0.8%	05/2030	$26.5	26.4	26.5
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2029	1.9	1.9	1.9
Lazer Logistics Inc	(x)	Transportation	SF	+	4.8%			0.8%	05/2030	1.2	1.2	1.2
Learning Experience Corp/The	(v)	Consumer Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.5%	07/2032	15.9	15.8	16.1
Learning Experience Corp/The	(x)	Consumer Services	SF	+	4.8%			0.8%	07/2032	3.5	3.5	3.5
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%			0.8%	08/2030	2.8	2.8	2.8
Legends Hospitality LLC	(p)(v)	Consumer Services	SF	+	5.5%	(2.8% PIK	/ 2.8% PIK)	0.8%	08/2031	51.8	51.2	51.3
Legends Hospitality LLC	(v)	Consumer Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	08/2031	5.6	5.6	5.6
Legends Hospitality LLC	(x)	Consumer Services	SF	+	5.0%			0.8%	08/2030	8.5	8.5	8.4
Lido Advisors LLC	(v)(w)	Financial Services	SF	+	5.0%			1.0%	05/2032	0.0	0.0	0.0
Lido Advisors LLC	(w)(x)	Financial Services	SF	+	5.0%			1.0%	05/2032	1.0	1.0	1.0
Lionbridge Technologies Inc	(ad)(v)	Media & Entertainment	SF	+	5.0%	PIK		1.0%	05/2031	55.1	55.0	54.4
Lionbridge Technologies Inc	(ad)(v)(y)(z)	Media & Entertainment	SF	+	6.0%	PIK		1.0%	05/2031	63.3	53.8	7.1
Lionbridge Technologies Inc	(ad)(x)	Media & Entertainment	SF	+	5.0%	PIK		1.0%	05/2031	2.8	2.8	2.7
Lipari Foods LLC	(p)	Consumer Staples Distribution & Retail	SF	+	5.5%			1.0%	10/2031	26.5	26.5	26.5
Lipari Foods LLC	(x)	Consumer Staples Distribution & Retail	SF	+	5.5%			1.0%	10/2031	7.5	7.5	7.5
Magna Legal Services LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2029	30.1	30.0	30.1
Magna Legal Services LLC	(v)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2029	4.6	4.6	4.6
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2028	2.2	2.2	2.2
Magna Legal Services LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	11/2029	0.9	0.9	0.9
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
MAI Capital Management LLC	(v)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031		$4.7	$4.7	$4.7
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031		3.3	3.3	3.3
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	08/2031		2.8	2.8	2.8
MAI Capital Management LLC	(x)	Financial Services	SF	+	4.8%			0.8%	08/2031		0.3	0.3	0.3
MB2 Dental Solutions LLC	(k)(l)(p)(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		114.1	113.7	114.1
MB2 Dental Solutions LLC	(v)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		2.0	2.0	2.0
MB2 Dental Solutions LLC	(x)	Health Care Equipment & Services	SF	+	5.5%			0.8%	02/2031		8.7	8.7	8.7
Medallia Inc	(ac)(v)	Software & Services	SF	+	5.0%			0.8%	10/2031		66.4	66.1	66.4
Med-Metrix	(k)(l)(p)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.9% PIK)	0.8%	07/2032		77.8	77.5	77.5
Med-Metrix	(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	07/2032		17.3	17.3	17.3
Med-Metrix	(x)	Software & Services	SF	+	4.5%			0.8%	07/2032		34.1	34.1	33.9
Med-Metrix	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	07/2032		19.9	19.9	19.8
Mercer Advisors	(k)(l)(v)	Financial Services	SF	+	4.5%			0.8%	10/2030		43.9	43.9	43.9
Mercer Advisors	(x)	Financial Services	SF	+	4.5%			0.8%	10/2030		3.0	3.0	3.0
Model N Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 3.0% PIK)	0.8%	06/2031		32.3	32.2	31.4
Model N Inc	(x)	Software & Services	SF	+	4.8%			0.8%	06/2031		3.2	3.2	3.2
NAVEX Global Inc	(k)(v)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 3.0% PIK)	0.8%	10/2032		14.7	14.6	14.4
NAVEX Global Inc	(x)	Software & Services	SF	+	5.0%			0.8%	10/2031		0.3	0.3	0.3
NAVEX Global Inc	(x)	Software & Services	SF	+	5.0%			0.8%	10/2032		6.7	6.7	6.6
NBG Home	(v)(y)	Consumer Durables & Apparel							12/2026		10.1	10.1	10.1
NBG Home	(v)(y)(z)	Consumer Durables & Apparel	SF	+	10.0%	PIK		1.0%	12/2026		32.7	30.7	8.1
NCI Inc	(ad)(v)	Software & Services	SF	+	7.5%	(0.0% PIK	/ 7.5% PIK)	1.0%	08/2028		29.7	29.8	29.7
NEFCO Corp	(k)(l)(v)	Capital Goods	SF	+	4.3%			0.8%	01/2033		22.7	22.6	22.7
NEFCO Corp	(v)	Capital Goods	SF	+	4.5%			0.8%	01/2033		1.2	1.2	1.2
NEFCO Corp	(x)	Capital Goods	SF	+	4.3%			0.8%	01/2033		4.9	4.9	4.9
NEFCO Corp	(x)	Capital Goods	SF	+	4.5%			0.8%	01/2033		2.1	2.1	2.1
NeoGov Newt Holdco Inc	(p)(v)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.1% PIK)	0.5%	09/2032		21.5	21.4	21.3
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2031		1.1	1.1	1.1
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.3%			0.5%	09/2031		2.4	2.4	2.4
NeoGov Newt Holdco Inc	(x)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	09/2032		3.5	3.5	3.4
Net Documents	(v)	Software & Services	SF	+	4.8%			1.0%	07/2029		1.0	1.0	1.0
Net Documents	(k)(l)(p)(v)	Software & Services	SF	+	4.8%			1.0%	07/2029		75.3	75.2	75.3
Net Documents	(x)	Software & Services	SF	+	4.8%			1.0%	07/2029		5.4	5.4	5.4
Netsmart Technologies Inc	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.2%	(2.7% PIK	/ 2.7% PIK)	0.8%	08/2031		61.6	61.3	60.6
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	5.0%	(2.5% PIK	/ 2.5% PIK)	0.8%	08/2031		6.2	6.2	6.1
Netsmart Technologies Inc	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	08/2031		6.3	6.3	6.2
New Era Technology LLC	(v)(y)(z)	Software & Services	SF	+	6.3%	PIK		0.0%	06/2030		11.2	10.9	8.0
New Era Technology LLC	(v)(y)(z)	Software & Services	SF	+	6.3%			0.0%	06/2030		1.1	1.1	0.8
New Era Technology LLC	(x)(y)(z)	Software & Services	SF	+	6.3%			0.0%	06/2030		3.6	3.6	2.5
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	SR	+	5.2%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031	SEK	227.1	21.2	22.7
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nordic Climate Group Holding AB	(v)(w)	Commercial & Professional Services	E	+	5.0%	(0.0% PIK	/ 2.2% PIK)	0.0%	06/2031	€4.7	$4.9	$5.3
OEConnection LLC	(k)(l)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032	$23.2	23.2	23.1
OEConnection LLC	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.5%	12/2032	8.7	8.7	8.6
OEConnection LLC	(x)	Software & Services	SF	+	4.5%			0.5%	12/2032	7.0	7.0	7.0
Orion Services Group LLC	(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	11/2032	4.0	4.0	4.0
Orion Services Group LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	11/2032	0.1	0.1	0.1
Orion Services Group LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	11/2032	0.1	0.1	0.1
Oxford Global Resources LLC	(k)(l)(p)(v)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027	99.5	99.3	99.5
Oxford Global Resources LLC	(x)	Commercial & Professional Services	SF	+	6.0%			1.0%	08/2027	7.6	7.6	7.6
PartsSource Inc	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028	81.8	81.4	81.8
PartsSource Inc	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028	3.9	3.9	3.9
PartsSource Inc	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2028	0.4	0.4	0.4
Pavement Preservation Group Inc	(p)	Capital Goods	SF	+	5.3%			1.0%	08/2030	4.3	4.3	4.2
Pavement Preservation Group Inc	(v)	Capital Goods	SF	+	5.3%			1.0%	08/2030	0.2	0.2	0.2
Pavement Preservation Group Inc	(x)	Capital Goods	SF	+	5.3%			1.0%	08/2030	0.5	0.5	0.5
PCI Pharma Services	(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032	0.2	0.2	0.2
PCI Pharma Services	(k)(l)(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032	38.7	38.5	37.9
PCI Pharma Services	(v)(w)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032	0.6	0.6	0.5
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032	24.4	24.3	23.9
PCI Pharma Services	(w)(x)	Health Care Equipment & Services	SF	+	5.0%			0.8%	10/2032	10.5	10.5	10.3
Pike Corp	(p)(v)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032	31.7	31.7	31.4
Pike Corp	(x)	Capital Goods	SF	+	4.3%	(0.0% PIK	/ 2.5% PIK)	0.8%	12/2032	5.5	5.5	5.5
Pike Corp	(x)	Capital Goods	SF	+	4.3%			0.8%	12/2032	4.4	4.4	4.4
Premise Health Holding Corp	(l)(v)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032	6.8	6.8	6.8
Premise Health Holding Corp	(v)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032	0.4	0.4	0.4
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2031	0.5	0.5	0.5
Premise Health Holding Corp	(x)	Health Care Equipment & Services	SF	+	4.8%			0.8%	11/2032	0.9	0.9	0.9
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	PIK		1.0%	10/2030	319.7	317.4	322.1
Production Resource Group LLC	(ad)(v)	Media & Entertainment	SF	+	7.5%	PIK		1.0%	10/2030	10.4	10.1	10.5
PROS Holdings Inc	(v)	Software & Services	SF	+	4.3%	(0.0% PIK	/ 2.9% PIK)	0.0%	12/2032	10.9	10.9	10.8
PROS Holdings Inc	(x)	Software & Services	SF	+	4.3%			0.0%	12/2032	1.3	1.3	1.3
PSC Group	(v)	Transportation	SF	+	5.3%			0.8%	04/2030	1.2	1.2	1.2
PSC Group	(k)(l)(v)	Transportation	SF	+	5.3%			0.8%	04/2031	18.9	18.8	18.6
PSC Group	(x)	Transportation	SF	+	5.3%			0.8%	04/2030	1.3	1.3	1.3
PSKW LLC (dba ConnectiveRx)	(k)(l)(p)(v)	Health Care Equipment & Services	SF	+	5.5%			1.0%	03/2028	100.5	100.5	100.5
Radwell International LLC	(v)	Capital Goods	SF	+	4.8%			0.8%	04/2030	0.7	0.7	0.7
Radwell International LLC	(k)(l)(p)(v)	Capital Goods	SF	+	4.8%			0.8%	04/2030	101.5	101.5	101.3
Radwell International LLC	(x)	Capital Goods	SF	+	4.8%			0.8%	04/2030	6.2	6.2	6.2
Railpros Inc	(v)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.2	0.2	0.2
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	0.4	0.4	0.4
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Railpros Inc	(x)	Commercial & Professional Services	SF	+	4.3%			0.8%	05/2032	$0.6	$0.6	$0.6
Reliant Rehab Hospital Cincinnati LLC	(v)	Health Care Equipment & Services	SF	+	6.3%			0.0%	02/2028	41.9	41.5	41.9
Reliant Rehab Hospital Cincinnati LLC	(v)(y)(z)	Health Care Equipment & Services	SF	+	6.3%	(0.0% PIK	/ 8.3% PIK)	0.0%	02/2028	50.3	33.4	16.7
Resa Power LLC	(k)(v)	Commercial & Professional Services	SF	+	4.8%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	70.0	69.8	70.1
Resa Power LLC	(v)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/2032	3.0	3.0	3.0
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.8%	04/2032	1.0	1.0	1.0
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.5% PIK)	0.8%	04/2032	9.1	9.1	9.1
Resa Power LLC	(x)	Commercial & Professional Services	SF	+	4.8%			0.8%	04/2032	4.7	4.7	4.7
Revere Superior Holdings Inc	(k)(l)(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	42.2	41.8	41.6
Revere Superior Holdings Inc	(v)	Software & Services	SF	+	5.0%			1.0%	10/2029	0.5	0.5	0.5
Revere Superior Holdings Inc	(x)	Software & Services	SF	+	5.0%			1.0%	10/2029	3.3	3.3	3.2
Rialto Capital Management LLC	(k)(l)(v)	Financial Services	SF	+	5.0%			0.8%	12/2030	20.1	20.0	20.1
Rialto Capital Management LLC	(x)	Financial Services	SF	+	5.0%			0.8%	12/2030	1.0	1.0	1.0
Rockefeller Capital Management LP	(k)(l)(v)	Financial Services	SF	+	4.5%			0.5%	12/2032	26.0	25.9	26.3
Rockefeller Capital Management LP	(x)	Financial Services	SF	+	4.5%			0.5%	12/2032	7.2	7.2	7.3
Safe-Guard Products International LLC	(k)(l)(v)	Financial Services	SF	+	4.8%			0.8%	04/2030	30.8	30.6	30.8
Safe-Guard Products International LLC	(x)	Financial Services	SF	+	4.8%			0.8%	04/2030	8.8	8.8	8.8
SAMBA Safety Inc	(l)(v)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	4.7	4.7	4.7
SAMBA Safety Inc	(v)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.0	0.0	0.0
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	1.0%	12/2032	0.9	0.9	0.9
SAMBA Safety Inc	(x)	Software & Services	SF	+	4.8%			1.0%	12/2032	0.6	0.6	0.6
Schellman Inc	(p)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/2033	5.6	5.6	5.6
Schellman Inc	(x)	Software & Services	SF	+	4.8%	(0.0% PIK	/ 2.9% PIK)	0.8%	04/2033	0.5	0.5	0.5
Schellman Inc	(x)	Software & Services	SF	+	4.8%			0.8%	04/2033	0.8	0.8	0.8
Service Express Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	37.1	37.1	37.0
Service Express Inc	(v)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	1.3	1.3	1.2
Service Express Inc	(k)(l)(v)	Commercial & Professional Services	SF	+	4.3%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	32.7	32.6	32.6
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.5%	12/2032	10.7	10.7	10.7
Service Express Inc	(x)	Commercial & Professional Services	SF	+	4.5%			0.5%	12/2032	12.2	12.2	12.2
Service Logic LLC	(k)(l)(v)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/2032	33.0	32.8	32.7
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.8%	(2.3% PIK	/ 2.3% PIK)	0.0%	12/2032	4.4	4.4	4.3
Service Logic LLC	(x)	Commercial & Professional Services	SF	+	4.5%			0.0%	12/2032	4.0	4.0	3.9
Shaw Development LLC	(l)(v)	Capital Goods	SF	+	6.0%			0.5%	10/2029	26.9	26.7	26.8
Sphera Solutions Inc	(k)(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	7.7	7.6	7.1
Sphera Solutions Inc	(v)	Software & Services	SF	+	4.5%			0.5%	09/2032	2.2	2.2	2.0
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	6.4	6.4	5.9
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	2.1	2.1	1.9
Sphera Solutions Inc	(x)	Software & Services	SF	+	4.5%			0.5%	09/2032	20.0	20.0	18.5
Spins LLC	(k)(l)(v)	Software & Services	SF	+	4.8%			1.0%	01/2029	39.8	39.8	39.6
Spins LLC	(x)	Software & Services	SF	+	4.8%			1.0%	01/2029	3.2	3.2	3.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Spotless Brands LLC	(k)(l)(v)	Consumer Services	SF	+	5.8%			1.0%	07/2028	$30.2	$30.0	$30.2
Spotless Brands LLC	(k)(l)(v)	Consumer Services	SF	+	5.5%			1.0%	07/2028	35.4	35.4	35.4
Spotless Brands LLC	(v)	Consumer Services	SF	+	5.0%			1.0%	07/2028	2.7	2.7	2.7
Spotless Brands LLC	(x)	Consumer Services	SF	+	5.0%			1.0%	07/2028	3.5	3.5	3.5
Summit Interconnect Inc	(v)	Capital Goods	SF	+	6.0%			1.0%	09/2028	131.2	130.6	131.2
Sunbelt Solomon Services LLC	(v)	Capital Goods	SF	+	5.0%			0.7%	08/2033	0.5	0.5	0.5
Sunbelt Solomon Services LLC	(p)	Capital Goods	SF	+	5.0%			0.7%	08/2033	10.8	10.8	10.8
Sunbelt Solomon Services LLC	(x)	Capital Goods	SF	+	5.0%			0.7%	08/2033	1.8	1.8	1.8
Sunbelt Solomon Services LLC	(x)	Capital Goods	SF	+	5.0%			0.7%	08/2033	2.1	2.1	2.1
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2028	2.3	1.9	2.3
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2028	15.3	15.0	15.2
Sweeping Corp of America LLC	(v)	Commercial & Professional Services	SF	+	5.8%	PIK		1.0%	06/2028	35.3	35.3	35.1
Sweeping Corp of America LLC	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	06/2028	3.4	3.4	3.4
Tangoe LLC	(v)	Software & Services	SF	+	6.5%			1.0%	06/2028	164.1	163.7	138.7
Tangoe LLC	(v)(y)(z)	Software & Services			12.5%	PIK			06/2028	27.7	8.9	—
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	44.9	44.6	39.4
Time Manufacturing Co	(v)	Capital Goods	SF	+	6.5%			0.8%	12/2027	9.8	9.8	8.6
Time Manufacturing Co	(v)	Capital Goods	E	+	6.5%			0.8%	12/2027	€13.5	14.3	13.5
Time Manufacturing Co	(x)	Capital Goods	SF	+	5.5%			0.8%	12/2027	$14.0	14.0	12.3
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/2032	22.1	22.0	21.8
Trackunit ApS	(w)(x)	Software & Services	SF	+	5.0%	(0.0% PIK	/ 2.8% PIK)	0.0%	06/2032	11.1	11.0	10.9
Turnpoint Services Inc	(v)	Capital Goods	SF	+	5.3%			0.8%	06/2030	0.7	0.7	0.6
Turnpoint Services Inc	(l)	Capital Goods	SF	+	5.3%			0.8%	06/2031	8.5	8.4	7.9
Turnpoint Services Inc	(x)	Capital Goods	SF	+	5.3%			0.8%	06/2030	0.9	0.9	0.8
USIC Holdings Inc	(k)(l)(p)(v)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	60.7	60.5	60.1
USIC Holdings Inc	(v)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	8.9	8.9	8.8
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.5%			0.8%	09/2031	0.3	0.3	0.2
USIC Holdings Inc	(x)	Commercial & Professional Services	SF	+	5.3%			0.8%	09/2031	1.1	1.1	1.1
Veriforce LLC	(v)(w)	Software & Services	SF	+	4.5%			0.8%	11/2031	2.6	2.6	2.6
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.5%			0.8%	11/2031	3.7	3.7	3.7
Veriforce LLC	(w)(x)	Software & Services	SF	+	4.5%			0.8%	11/2031	2.1	2.1	2.1
Vermont Information Processing Inc	(l)(v)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	11.2	11.1	11.2
Vermont Information Processing Inc	(v)	Software & Services	SF	+	4.5%			0.5%	01/2032	1.7	1.7	1.7
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.5%	(0.0% PIK	/ 2.4% PIK)	0.5%	01/2032	6.7	6.7	6.7
Vermont Information Processing Inc	(x)	Software & Services	SF	+	4.5%			0.5%	01/2032	1.2	1.2	1.2
Version1 Software Ltd	(v)(w)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029	€10.6	11.6	11.9
Version1 Software Ltd	(w)(x)	Software & Services	SA	+	4.7%	(0.0% PIK	/ 1.7% PIK)	0.0%	07/2029	3.1	3.2	3.1
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029	$66.7	66.4	65.1
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029	2.7	2.6	2.6
VetCor Professional Practices LLC	(k)(l)(v)	Health Care Equipment & Services	SF	+	6.0%			0.8%	08/2029	8.2	8.2	8.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)		Amortized Cost	Fair Value(d)
VetCor Professional Practices LLC	(v)	Health Care Equipment & Services	SF	+	5.3%			0.8%	08/2029		$13.3	$13.3	$12.8
VetCor Professional Practices LLC	(x)	Health Care Equipment & Services	SF	+	5.8%			0.8%	08/2029		4.0	4.0	4.0
Vigor Marine Group LLC	(v)	Transportation	SF	+	4.5%			0.5%	08/2033		81.3	81.1	81.1
Vigor Marine Group LLC	(x)	Transportation	SF	+	4.5%			0.5%	08/2033		9.9	9.9	9.9
Vigor Marine Group LLC	(x)	Transportation	SF	+	4.5%			0.5%	08/2033		14.7	14.7	14.7
Vitu	(k)(v)	Software & Services	SF	+	4.5%			0.8%	01/2032		27.2	27.1	27.4
Vitu	(x)	Software & Services	SF	+	4.5%			0.8%	01/2031		9.1	9.1	9.1
Waste Services Group Pty Ltd	(v)(w)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032	A$	6.3	3.8	4.3
Waste Services Group Pty Ltd	(w)(x)	Commercial & Professional Services	B	+	5.0%	(0.0% PIK	/ 2.4% PIK)	0.8%	03/2032		4.9	3.0	3.0
Wealth Enhancement Group LLC	(v)	Financial Services	SF	+	4.3%			1.0%	10/2028		$0.0	0.0	0.0
Wealth Enhancement Group LLC	(k)(v)	Financial Services	SF	+	4.3%			1.0%	10/2028		21.7	21.7	21.5
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.3%			1.0%	10/2028		2.8	2.8	2.8
Wealth Enhancement Group LLC	(x)	Financial Services	SF	+	4.3%			1.0%	10/2028		1.6	1.6	1.6
Wedgewood Weddings	(k)	Consumer Services	SF	+	4.3%			0.8%	06/2032		2.7	2.6	2.7
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.3%			0.8%	06/2032		4.8	4.8	4.8
Wedgewood Weddings	(x)	Consumer Services	SF	+	4.3%			0.8%	06/2032		5.8	5.8	5.8
West Star Aviation Inc	(k)(l)(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.8%	05/2032		19.8	19.7	19.8
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%			0.8%	05/2032		8.6	8.6	8.6
West Star Aviation Inc	(v)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/2032		13.6	13.6	13.6
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%			0.8%	05/2032		23.3	23.3	23.3
West Star Aviation Inc	(x)	Capital Goods	SF	+	4.5%	(0.0% PIK	/ 2.8% PIK)	0.0%	05/2032		4.2	4.2	4.2
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		€60.5	65.6	61.5
Wittur Holding GmbH	(ad)(v)(w)	Capital Goods			6.0%	(5.9% PIK	/ 5.9% PIK)		12/2028		12.3	8.4	12.5
Woolpert Inc	(v)	Capital Goods	SF	+	4.5%			1.0%	04/2031		$1.6	1.6	1.6
Woolpert Inc	(p)(v)	Capital Goods	SF	+	4.5%			1.0%	04/2032		26.3	26.3	25.8
Woolpert Inc	(x)	Capital Goods	SF	+	4.5%			1.0%	04/2031		6.3	6.3	6.2
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	(4.0% PIK	/ 4.0% PIK)	1.0%	03/2030		20.6	19.1	3.9
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.9	0.8	0.9
Worldwise Inc	(x)(y)(z)	Household & Personal Products	SF	+	5.0%	PIK		1.0%	03/2032		0.8	0.8	0.8
Xylem Kendall	(k)(v)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		17.5	17.5	17.5
Xylem Kendall	(v)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		2.1	2.1	2.1
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.8%			1.0%	04/2030		15.9	15.9	15.9
Xylem Kendall	(x)	Commercial & Professional Services	SF	+	5.9%			1.0%	04/2030		0.6	0.6	0.6
Zellis Holdings Ltd	(v)(w)	Software & Services	SA	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		£3.5	4.7	4.6
Zellis Holdings Ltd	(w)(x)	Software & Services	SA	+	4.8%	(0.0% PIK	/ 1.9% PIK)	0.0%	08/2031		2.8	3.3	3.3
Zendesk Inc	(k)(l)(v)	Software & Services	SF	+	5.0%			0.8%	11/2028		$72.8	72.5	72.1
Zendesk Inc	(x)	Software & Services	SF	+	5.0%			0.8%	11/2028		6.0	6.0	5.9
Zeus Industrial Products Inc	(v)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/2030		1.9	1.9	1.8
Zeus Industrial Products Inc	(l)(v)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/2031		90.1	89.7	86.2
Zeus Industrial Products Inc	(x)	Health Care Equipment & Services	SF	+	5.4%			0.8%	02/2030		9.7	9.7	9.2
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Total Senior Secured Loans—First Lien											$8,050.6	$7,653.8
Unfunded Loan Commitments											(997.2)	(997.2)
Net Senior Secured Loans—First Lien											7,053.4	6,656.6

Senior Secured Loans—Second Lien—8.7%
Constellis Holdings LLC	(v)(y)(z)	Capital Goods	SF	+	9.0%	PIK		1.0%	12/2028	$8.5	7.8	—
Peraton Corp	(v)	Capital Goods	SF	+	8.0%			1.0%	02/2029	167.5	163.2	126.0
Peraton Corp	(v)	Capital Goods	SF	+	7.8%			0.8%	02/2029	77.7	75.6	58.6
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.1	7.1	5.7
Quoizel, LLC	(ad)(v)	Consumer Durables & Apparel	SF	+	6.5%			1.0%	07/2027	7.4	7.4	5.9
Solera LLC	(v)	Software & Services	SF	+	9.0%			1.0%	06/2029	280.2	272.6	234.0
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2034	8.3	5.2	0.9
Sweeping Corp of America LLC	(v)(y)	Commercial & Professional Services							03/2036	24.0	—	—
Valeo Foods Group Ltd	(v)(w)	Food, Beverage & Tobacco	E	+	7.5%			0.0%	10/2030	€3.8	4.4	4.1
Worldwise Inc	(v)(y)(z)	Household & Personal Products	SF	+	5.2%	PIK		1.0%	03/2032	$1.6	0.2	1.6
Total Senior Secured Loans—Second Lien											543.5	436.8

Other Senior Secured Debt—0.9%
Cloud Software Group Inc	(aa)(v)	Software & Services			6.5%				03/2029	0.7	0.6	0.7
Cubic Corp	(v)(y)(z)	Software & Services	SF	+	7.6%	(0.0% PIK	/ 7.6% PIK)	0.8%	08/2029	37.8	—	—
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			7.0%				02/2030	€1.0	1.2	1.1
Nidda Healthcare Holding AG	(aa)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			5.6%				02/2030	1.0	1.2	1.1
One Call Care Management Inc	(ac)(v)	Health Care Equipment & Services			8.5%	PIK			05/2032	$40.9	39.6	40.9
Total Other Senior Secured Debt											42.6	43.8

Subordinated Debt—2.0%
48Forty Solutions LLC	(ad)(v)	Commercial & Professional Services	SF	+	5.0%			1.0%	01/2031	0.7	0.7	0.7
Accuride Corp	(ad)(v)	Capital Goods	SF	+	4.5%	PIK		0.0%	03/2030	3.5	4.6	6.5
Affordable Care Inc	(ac)(v)	Health Care Equipment & Services			10.0%	PIK			06/2032	14.8	14.8	14.8
Alacrity Solutions Group LLC	(ad)(v)(y)(z)	Insurance	SF	+	8.0%	PIK		1.0%	02/2030	4.1	4.0	2.5
ATX Networks Corp	(ad)(v)(w)(y)(z)	Capital Goods			10.0%	PIK			09/2028	52.4	21.4	—
Cyncly	(v)(w)	Software & Services	SF	+	7.3%	PIK		0.0%	04/2033	0.0	0.0	0.0
Cyncly	(w)(x)	Software & Services	SF	+	7.3%	PIK		0.0%	04/2033	1.6	1.6	1.6
Leia Acquisition Ltd. (fka Swift Worldwide Resources Holdco Ltd)	(v)	Commercial & Professional Services			10.0%	PIK			07/2029	0.2	0.2	0.2
Nidda Healthcare Holding AG	(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			9.5%	PIK			10/2033	€26.7	30.2	29.8
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)		Floor	Maturity	Principal Amount(c)	Amortized Cost	Fair Value(d)
Nidda Healthcare Holding AG	(w)(x)	Pharmaceuticals, Biotechnology & Life Sciences	9.5%	PIK		10/2033	€5.5	$6.2	$6.1
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				04/2030	$6.1	1.3	5.9
Sorenson Communications LLC	(j)(u)(v)(y)	Telecommunication Services				04/2030	53.2	32.0	40.9
Total Subordinated Debt								117.0	109.0
Unfunded Debt Commitments								(7.9)	(7.9)
Net Subordinated Debt								109.1	101.1

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares		Amortized Cost	Fair Value(d)
Asset Based Finance—26.4%
801 5th Ave, Seattle, ABF Equity	(ad)(g)(v)(y)	Equity Real Estate Investment Trusts (REITs)									8,355,231	$13.9	$—
801 5th Ave, Seattle, Structured Mezzanine	(ad)(v)(y)(z)	Equity Real Estate Investment Trusts (REITs)			11.0%	(3.0% PIK	/ 3.0% PIK)		12/2029		$64.3	59.7	45.0
Abacus JV, ABF Equity	(ad)(g)(v)(w)(y)	Insurance									7,943,313	7.9	—
Accelerator Investments Aggregator LP, ABF Equity	(ac)(g)(v)(w)(y)	Financial Services									948,603	1.1	0.5
Advancion Corp/IL, Revolver	(v)	Materials	SF	+	5.0%			1.0%	09/2029		$3.5	3.5	3.5
Advancion Corp/IL, Revolver	(x)	Materials	SF	+	5.0%			1.0%	09/2029		$1.5	1.5	1.5
Aggregator (GreenSky Holdings I)	(ac)(g)(v)(w)	Financial Services									10,327,063	10.3	12.0
Aggregator (Rockloans Marketplace LLC)	(ad)(g)(v)(w)(y)	Financial Services									1,436,583	1.4	1.2
Aggregator 40 Act (AOP SFR 1 LLC (FKA Avenue One PropCo))	(ad)(g)(v)(y)	Equity Real Estate Investment Trusts (REITs)									10,799,641	10.8	—
Aggregator 40 Act (My Community Homes PropCo 2)	(ad)(g)(v)(y)	Equity Real Estate Investment Trusts (REITs)									26,991,221	27.0	—
Altavair AirFinance, ABF Equity	(ad)(g)(v)(w)	Capital Goods									1,630,249	1.6	3.6
AOP SFR 1 LLC (FKA Avenue One PropCo), Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			1.0%	PIK			03/2034		$37.3	37.3	37.2
Australis Maritime, Common Stock	(ad)(g)(v)(w)	Transportation									1,119,979	1.1	1.1
Auxilior Capital Partners Inc, Preferred Equity	(g)(v)	Financial Services			14.5%	(9.5% PIK	/ 9.5% PIK)		04/2030		$21.5	21.5	21.4
Avida Holding AB, Common Stock	(ad)(g)(v)(w)(y)	Financial Services									764,640,807	79.7	42.9
Avida Holding AB, Subordinated Bond	(ad)(v)(w)	Financial Services	SR	+	9.3%			0.0%	01/2034	SEK	15.0	1.3	1.5
Bond Aviation Holdings LLC, Term Loan	(ac)(v)	Transportation			9.0%				10/2033		$19.4	19.4	19.4
Bond Aviation Holdings LLC, Term Loan	(ac)(v)	Transportation			9.0%	PIK			10/2033		$0.8	0.8	0.8
Bond Aviation Holdings LLC, Term Loan	(ac)(x)	Transportation			9.0%				10/2033		$6.2	6.2	6.2
Bond Aviation Holdings LLC, Term Loan	(ac)(x)	Transportation			9.0%	PIK			10/2033		$5.3	5.3	5.3
Builders Capital Loan Acquisition Trust 2022-RTL1, Structured Mezzanine	(v)(w)(y)(z)	Real Estate Management & Development			18.0%				07/2030		$1.4	1.1	—
Byrider Finance LLC, ABF Equity	(g)(u)(v)(y)	Automobiles & Components									54,407	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Danube - Alps Aggregator (PayPal Europe Sarl et Cie SCA)	(g)(v)(w)	Financial Services								13,437,240	$15.1	$8.8
Fortna AR LLC (FKA Fortna Group Inc), Revolver	(v)(w)	Capital Goods	SF	+	4.8%			0.8%	06/2029	$3.7	3.7	3.7
Fourways Aggregator LP (Norway_France)	(g)(v)(w)	Financial Services								2,870,756	3.2	3.6
Galaxy Container, Bond	(ad)(v)	Transportation			8.6%	PIK			01/2034	$0.2	0.2	0.2
Galaxy Container, Bond	(ad)(v)	Transportation			13.6%	PIK			04/2034	$0.7	0.7	0.7
Galaxy Container, Bond	(ad)(v)	Transportation			13.6%	PIK			06/2034	$0.4	0.4	0.4
Global Jet Capital LLC, Preferred Stock	(g)(j)(u)(v)(y)	Commercial & Professional Services								375,815,727	206.6	151.3
GreenSky Holdings LLC, Term Loan	(ac)(v)	Financial Services			9.3%	PIK			03/2034	$34.7	34.7	34.7
Hercules Aggregator LP (Flexsys Holdings Inc)	(g)(v)	Materials								17,830,035	17.8	17.5
Kilter Finance 2.0, Common Stock	(ad)(g)(v)(w)	Insurance								3,960,000	4.0	4.1
Kilter Finance, ABF Equity	(ad)(g)(v)(w)(y)	Insurance								536,709	0.5	9.8
Kilter Finance, Common Stock	(ad)(g)(v)(w)(y)	Insurance								37,119	—	0.3
Kilter Finance, Preferred Stock	(ad)(g)(v)(w)	Insurance			12.0%	(9.0% PIK	/ 9.0% PIK)			$94.0	94.0	94.0
KKR Altitude II Offshore Aggregator LP, Partnership Interest	(ad)(g)(v)(w)	Capital Goods								86,353,783	86.4	93.7
KKR Altitude III Offshore Aggregator (Altitude III)	(ad)(g)(v)(w)(y)	Capital Goods								415,303	0.4	0.4
KKR Central Park Leasing Aggregator L.P., Partnership Interest	(ad)(g)(v)(w)(y)	Capital Goods								38,132,293	38.1	23.9
KKR Chord IP Aggregator LP, Partnership Interest	(ad)(g)(v)(w)(y)	Media & Entertainment								35,894	0.0	0.1
KKR Lombardy Aggregator LP (SKP German Bank)	(g)(v)(w)	Financial Services								3,118,590	3.7	3.5
KKR Maverick Holdco Blocker (Bond Aviation Holdings LLC)	(ac)(g)(v)(y)	Transportation								78,953	0.1	0.1
KKR Morrow ABF Aggregator LLC (Harley-Davidson Financial Services Inc)	(g)(v)(w)	Financial Services								24,943,608	24.9	25.2
KKR Morrow OpCo Aggregator LLC (Harley-Davidson Financial Services Inc)	(g)(v)(w)(y)	Financial Services								1,896,424	1.9	2.0
KKR Morrow Residual Purchase 1 LLC (Harley-Davidson Financial Services Inc)	(g)(v)(w)	Financial Services								5,487,825	5.5	5.8
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	(ad)(g)(v)(w)	Capital Goods								3,306	0.0	0.4
KSC I Aircraft LP, ABF Equity	(ad)(g)(v)(w)	Capital Goods								17,708,647	17.7	18.0
Likewize Corp, Revolver	(v)(w)	Commercial & Professional Services	SF	+	5.0%			1.0%	05/2029	$3.8	3.8	3.8
Likewize Corp, Revolver	(w)(x)	Commercial & Professional Services	SF	+	5.0%			1.0%	05/2029	$0.0	0.0	0.0
My Community Homes PropCo 2, Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			1.0%	PIK			03/2034	$65.9	65.9	65.6
My Community Homes PropCo 2, Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			1.0%	PIK			04/2035	$4.5	4.5	4.5
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)					Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
My Community Homes PropCo 2, Term Loan	(ad)(v)	Equity Real Estate Investment Trusts (REITs)			1.0%	PIK			06/2035	$23.0	$23.0	$23.0
Newday Group Jersey Ltd, Bond	(v)(w)	Financial Services			12.8%	PIK			08/2036	£24.2	32.3	32.1
NewStar Clarendon 2014-1A Class D	(v)(w)	Financial Services							01/2027	$8.3	—	0.2
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(v)(w)	Telecommunication Services	SA	+	7.0%			1.5%	09/2027	£9.0	11.6	12.0
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	(w)(x)	Telecommunication Services	SA	+	7.0%			1.5%	09/2027	£2.0	2.2	2.3
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				10/2027	$1.7	1.7	1.6
Philippine Airlines 777, Term Loan	(v)(w)	Transportation			6.5%				12/2027	$1.6	1.6	1.6
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				10/2027	$1.1	1.1	1.1
Philippine Airlines 777, Term Loan	(w)(x)	Transportation			6.5%				12/2027	$1.1	1.1	1.1
Prime ST LLC, ABF Equity	(ad)(g)(v)(y)	Equity Real Estate Investment Trusts (REITs)								4,534,461	7.0	—
Prime ST LLC, Structured Mezzanine	(ad)(v)(y)(z)	Equity Real Estate Investment Trusts (REITs)			11.0%	(6.0% PIK	/ 6.0% PIK)		03/2030	$66.2	63.4	24.0
Ravine - PIK Equity (Vehicle Secured Funding Trust)	(g)(v)(w)	Financial Services								9,073,134	9.1	6.7
Roemanu LLC, ABF Equity	(ad)(g)(v)(y)	Financial Services								220,778,388	222.9	178.8
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(v)(w)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$10.8	10.8	10.8
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	(w)(x)	Media & Entertainment	SF	+	6.3%			0.8%	03/2028	$4.5	4.5	4.5
Sea Financing Aggregator II LP (Australis Maritime II)	(ad)(g)(v)(w)	Transportation								22,297,359	22.3	22.2
Slate Venture Holdings LP, Term Loan	(v)	Consumer Durables & Apparel			10.8%	(0.0% PIK	/ 10.8% PIK)		08/2029	$8.1	8.1	8.1
Sotheby's, Revolver	(v)	Consumer Services	SF	+	4.8%			0.8%	02/2029	$0.4	0.4	0.4
Sotheby's, Revolver	(x)	Consumer Services	SF	+	4.8%			0.8%	02/2029	$7.4	7.4	7.4
SPV (Residential Opportunities I LLC)	(g)(v)(y)	Real Estate Management & Development								39	0.0	0.1
SPV (SunPower Financial)	(g)(v)(w)	Financial Services								2,509,227	2.5	2.0
SPV ALPS 2.0 Aggregator LP EUR (PayPal Danube 2)	(g)(v)(w)	Financial Services								29,964,043	34.8	35.7
SPV ALPS 2.0 Aggregator LP GBP (PayPal Danube 2)	(g)(v)(w)	Financial Services								2,099,064	2.8	2.9
SPV KKR Galaxy BDC Leveraged (Galaxy Container)	(ad)(g)(v)(y)	Transportation								314,088	0.3	0.3
SPV Magenta Holdings (GreenSky (Platform))	(ac)(g)(v)(y)	Financial Services								10,662,084	10.7	6.4
SPV Olympus Holdco Limited (TDC LLP)	(ad)(g)(v)(w)(y)	Financial Services								90,027	0.1	0.1
SPV Slate US Blocker LLC (Slate Venture Holdings LP)	(g)(v)(y)	Consumer Durables & Apparel								17,673,700	17.7	23.6
SPV Solaris BDC Leveraged (Newday Group Jersey Ltd)	(g)(v)(w)(y)	Financial Services								4,172,556	5.6	9.1
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	(g)(o)(w)(y)	Financial Services								18,887,332	18.9	24.1
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Principal Amount(c)/ Shares	Amortized Cost	Fair Value(d)
Tarifa Aggregator LP (Drive Revel)	(g)(v)(w)	Financial Services							21,640,357	$24.4	$25.7
TDC LLP, Preferred Equity	(ad)(g)(v)(w)	Financial Services			8.0%				16,100,000	21.5	21.6
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(v)(w)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	01/2029	$4.5	4.5	4.6
TPSI Receivables LLC (Tropicana Products Inc), Revolver	(w)(x)	Food, Beverage & Tobacco	SF	+	4.8%		1.0%	01/2029	$1.8	1.8	1.8
Vehicle Secured Funding Trust, Term Loan	(v)(w)	Financial Services			15.0%			01/2046	$27.2	27.2	27.2
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(v)(w)	Capital Goods	SF	+	5.5%		0.8%	10/2028	$4.7	4.7	4.8
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	(w)(x)	Capital Goods	SF	+	5.5%		0.8%	10/2028	$5.1	5.1	5.2
Zentiva, Common Stock	(g)(v)(w)(y)	Pharmaceuticals, Biotechnology & Life Sciences							611,982	0.7	0.8
Zentiva, Preferred Equity	(g)(v)(w)	Pharmaceuticals, Biotechnology & Life Sciences			11.0%	PIK		04/2055	£32.9	37.2	36.6
Total Asset Based Finance										1,597.2	1,349.7
Unfunded Asset Based Finance Commitments										(36.2)	(36.2)
Net Asset Based Finance										1,561.0	1,313.5

Credit Opportunities Partners JV, LLC—32.7%
Credit Opportunities Partners JV, LLC	(ad)(v)(w)	Credit Opportunities Partners JV, LLC							$2,049.7	1,984.1	1,634.0
Total Credit Opportunities Partners JV, LLC										1,984.1	1,634.0

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Equity/Other—22.4%(e)
48Forty Solutions LLC, Common Stock	(ad)(g)(v)(y)	Commercial & Professional Services							10,419	$0.5	$—
48Forty Solutions LLC, Preferred Stock	(ad)(g)(v)(y)	Commercial & Professional Services							10,419	55.6	42.1
Accuride Corp, Common Stock	(ad)(g)(v)(y)	Capital Goods							4,232,815	—	—
Accuride Corp, Preferred Stock	(ad)(g)(v)(y)	Capital Goods							2,422,249	—	—
Affordable Care Inc, Class A Common Stock	(ac)(g)(v)(y)	Health Care Equipment & Services							69,504	33.2	31.6
Affordable Care Inc, Class B Common Stock	(ac)(g)(v)(y)	Health Care Equipment & Services							4,907	2.3	2.2
Alacrity Solutions Group LLC, Common Stock	(ad)(g)(v)(y)	Insurance							2,144	1.9	—
Alacrity Solutions Group LLC, Preferred Equity	(ad)(g)(v)(y)(z)	Insurance	SF	+	8.0%	PIK	1.0%		2,293	2.3	—
American Vision Partners, Private Equity	(g)(v)(y)	Health Care Equipment & Services							2,655,491	2.7	2.6
athenahealth Inc, Preferred Stock	(ac)(g)(v)	Health Care Equipment & Services			10.8%	PIK			406,730	401.8	415.1
ATX Networks Corp, Class B-1 Common Stock	(ad)(g)(v)(w)(y)	Capital Goods							500	—	—
ATX Networks Corp, Class B-2 Common Stock	(ad)(g)(v)(w)(y)	Capital Goods							900	—	—
ATX Networks Corp, Common Stock	(ad)(g)(v)(w)(y)	Capital Goods							6,516	—	—
AVE Holdings I Corp (fka Amerivet Partners Management Inc), Preferred Stock	(g)(v)(y)(z)	Health Care Equipment & Services			11.5%	PIK			19,106	18.7	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)				Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
Belk Inc, Common Stock	(ac)(g)(v)	Consumer Discretionary Distribution & Retail							632,040	$12.0	$19.4
Borden (New Dairy Opco), Common Stock	(ad)(g)(h)(n)(y)	Food, Beverage & Tobacco							11,167,000	—	14.4
Bowery Farming Inc, Warrant	(g)(v)(y)	Food, Beverage & Tobacco							147,815,378	0.0	—
Bowery Farming Inc, Warrants	(g)(v)(y)	Food, Beverage & Tobacco						09/2028	161,828	0.0	—
Bowery Farming Inc, Warrants	(g)(v)(y)	Food, Beverage & Tobacco						09/2028	1,918,831	0.0	—
CDS US Intermediate Holdings Inc, Common Stock	(g)(v)(w)(y)	Media & Entertainment							2,023,714	18.3	21.8
Cengage Learning, Inc, Common Stock	(g)(v)(y)	Media & Entertainment							227,802	7.5	4.6
Constellis Holdings LLC, Preferred Equity	(g)(v)(y)	Capital Goods						12/2028	69,653	—	—
Cubic Corp, Common Stock	(g)(v)(y)	Software & Services							72	—	—
Cubic Corp, Preferred Equity	(g)(v)(y)(z)	Software & Services			11.0%	PIK			36,445,084	—	—
Cubic Corp, Preferred Stock	(g)(v)(y)	Software & Services							17,077,679	12.8	—
Cubic Corp, Warrant	(g)(v)(y)	Software & Services							76	—	—
Dental Care Alliance Inc, Common Stock	(ac)(g)(v)(y)	Health Care Equipment & Services							3,744,469	33.1	32.4
Galaxy Universal LLC, Common Stock	(g)(n)(y)	Consumer Durables & Apparel							1,811	0.2	0.1
Galaxy Universal LLC, Preferred Stock	(g)(n)(y)	Consumer Durables & Apparel							36,149	5.6	6.1
Galaxy Universal LLC, Preferred Stock	(g)(n)(y)	Consumer Durables & Apparel							20,604	5.3	9.7
Galaxy Universal LLC, Trade Claim	(g)(v)(y)	Consumer Durables & Apparel							7,701,195	1.0	0.5
Gracent LLC, Class A Common Stock	(ad)(g)(n)(y)	Health Care Equipment & Services							250	—	—
Gracent LLC, Preferred Equity	(ad)(g)(n)(y)	Health Care Equipment & Services							1,000	—	—
Gracent LLC, Preferred Stock B	(ad)(g)(n)(y)	Health Care Equipment & Services							745	—	—
HM Dunn Co Inc, Common Stock	(ad)(g)(v)(y)	Capital Goods							975	—	0.1
HM Dunn Co Inc, Preferred Equity	(ad)(g)(v)	Capital Goods			12.0%	PIK			1,744	14.9	18.9
JW Aluminum Co, Preferred Stock	(ad)(g)(j)(u)(v)	Materials							102,237	124.8	222.8
Kellermeyer Bergensons Services LLC, Common Stock	(ad)(g)(v)(y)	Commercial & Professional Services							26,230,661	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	(ad)(g)(v)(y)	Commercial & Professional Services							26,230,661	48.3	—
Kestra Financial Inc, Preferred Equity	(g)(v)	Financial Services			12.0%	PIK			2,251	2.3	2.3
Lido Advisors LLC, Class A Common Stock	(g)(n)(w)	Financial Services							4,835,590	5.0	6.2
Lido Advisors LLC, Class Z Preferred Stock	(g)(n)(w)(y)	Financial Services							4,835,590	5.0	6.2
Lionbridge Technologies Inc, Common Equity	(ad)(g)(v)(y)	Media & Entertainment							55,474	—	—
Lionbridge Technologies Inc, Preferred Stock	(ad)(g)(v)(y)	Media & Entertainment							13,868,322	—	—
Lipari Foods LLC, Common Stock	(g)(v)(y)	Consumer Staples Distribution & Retail							9,488,222	9.5	7.7
Magna Legal Services LLC, Common Stock	(g)(h)(y)	Commercial & Professional Services							49,382	4.9	9.1
Medallia Inc, Class A Equity	(ac)(g)(v)(y)	Software & Services							83,011	14.3	14.3
Medallia Inc, Preferred Equity	(ac)(g)(v)	Software & Services			13.0%	PIK			41,505	41.5	41.5
Med-Metrix, Class B Common Units	(g)(v)(y)	Software & Services							178,667	0.2	0.2
Med-Metrix, Common Stock	(g)(v)(y)	Software & Services							5,000,000	5.0	5.8
Misys Ltd, Preferred Stock	(g)(v)(w)	Software & Services	SF	+	13.3%	PIK	0.0%		40,937	39.7	38.7
NCI Inc, Class A-1 Common Stock	(ad)(g)(v)(y)	Software & Services							42,923	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company(a)	Footnotes	Industry	Rate(b)		Floor	Maturity	Number of Shares	Amortized Cost	Fair Value(d)
NCI Inc, Class B-1 Common Stock	(ad)(g)(v)(y)	Software & Services					30,121	$—	$0.1
NCI Inc, Class C Common Stock	(ad)(g)(v)(y)	Software & Services					49,406	20.2	65.4
NCI Inc, Class I-1 Common Stock	(ad)(g)(v)(y)	Software & Services					42,923	—	—
New Era Technology LLC, Common Stock	(g)(v)(y)	Software & Services					9,426	—	—
New Era Technology LLC, Preferred Stock	(g)(v)(y)	Software & Services					9,426	4.8	—
Nidda Healthcare Holding AG, Common Stock	(g)(v)(w)(y)	Pharmaceuticals, Biotechnology & Life Sciences					2,760,074	3.2	3.1
One Call Care Management Inc, Common Stock	(ac)(g)(v)(y)	Health Care Equipment & Services					34,872	2.1	1.3
One Call Care Management Inc, Preferred Stock A	(ac)(g)(v)(y)	Health Care Equipment & Services					371,992	22.8	17.4
One Call Care Management Inc, Preferred Stock B	(ac)(g)(v)(y)(z)	Health Care Equipment & Services	9.0%	PIK			10,965,680	11.2	9.6
Polyconcept North America Inc, Class A - 1 Units	(g)(v)(y)	Household & Personal Products					30,000	3.0	2.0
Production Resource Group LLC, Common Stock	(ad)(g)(v)(y)	Media & Entertainment					581,691	95.3	2.8
Proserv Acquisition LLC, Class A Preferred Units	(ac)(g)(v)(w)	Energy					837,780	3.1	0.6
Quoizel, LLC, Common Stock	(ad)(g)(v)(y)	Consumer Durables & Apparel					4,563	8.3	0.0
Quorum Health Corp, Private Equity	(ad)(g)(v)(y)	Health Care Equipment & Services					5,521,128	5.5	10.3
Quorum Health Corp, Private Equity	(ad)(g)(v)(y)	Health Care Equipment & Services					2,070,423	2.1	7.5
Quorum Health Corp, Trade Claim	(ad)(g)(v)(y)	Health Care Equipment & Services					8,301,000	0.7	0.5
Quorum Health Corp, Trust Initial Funding Units	(ad)(g)(v)(y)	Health Care Equipment & Services					143,400	0.2	0.1
Sorenson Communications LLC, Common Stock	(g)(j)(u)(v)(y)	Telecommunication Services					42,731	7.1	3.3
Stuart Weitzman Inc, Common Stock	(g)(v)(y)	Consumer Durables & Apparel					5,451	—	—
Ultra Electronics Holdings PLC, Private Equity	(g)(v)(w)(y)	Capital Goods					67,364,389	0.7	7.0
Ultra Electronics Holdings PLC, Private Equity	(g)(v)(w)(y)	Capital Goods					1,272,105	1.3	13.3
Wittur Holding GmbH, Common Stock	(ad)(g)(v)(w)(y)	Capital Goods					11,630	7.7	0.0
Total Equity/Other								1,129.5	1,120.7
TOTAL INVESTMENTS—226.2%								12,423.2	11,306.5

Cash and Cash Equivalents
Allspring Government Money Market Fund Select Class	(f)		3.8%					2.6	2.6
Allspring Government Money Market Fund Institutional Class	(f)		3.7%					9.4	9.4
Goldman Sachs Financial Square Government Institutional Fund	(f)		3.8%					1.0	1.0
Total Money Market Funds								13.0	13.0
Other Cash								89.0	89.0
TOTAL CASH AND CASH EQUIVALENTS—2.0%								$102.0	102.0

LIABILITIES AND PREFERRED STOCK IN EXCESS OF OTHER ASSETS—(128.2%)									(6,409.5)
NET ASSETS—100%									$4,999.0
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Foreign currency forward contracts

Foreign Currency	Settlement Date	Counterparty	Amount and Transaction			US$ Value at Settlement Date	US$ Value at September 30, 2026	Unrealized Appreciation (Depreciation)
AUD	3/30/2028	JP Morgan Chase Bank	A$	0.7	Sold	$0.4	$0.4	$0.0
EUR	2/15/2028	JP Morgan Chase Bank	€	4.6	Sold	5.2	5.3	(0.1)
EUR	12/28/2029	JP Morgan Chase Bank	€	5.7	Sold	6.5	6.8	(0.3)
EUR	4/8/2031	JP Morgan Chase Bank	€	0.6	Sold	0.8	0.8	0.0
GBP	12/31/2026	JP Morgan Chase Bank	£	1.0	Sold	1.3	1.3	0.0
GBP	12/31/2026	JP Morgan Chase Bank	£	27.3	Sold	36.4	36.2	0.2
GBP	6/21/2027	JP Morgan Chase Bank	£	6.2	Sold	8.3	8.2	0.1
GBP	2/15/2028	JP Morgan Chase Bank	£	8.6	Sold	11.1	11.4	(0.3)
GBP	3/30/2028	JP Morgan Chase Bank	£	3.5	Sold	4.6	4.6	0.0
GBP	3/30/2028	JP Morgan Chase Bank	£	4.8	Sold	6.5	6.4	0.1
GBP	3/30/2028	JP Morgan Chase Bank	£	8.6	Sold	11.6	11.4	0.2
GBP	3/29/2029	JP Morgan Chase Bank	£	8.0	Sold	10.6	10.6	0.0
GBP	3/29/2029	JP Morgan Chase Bank	£	63.0	Sold	84.6	83.7	0.9
SEK	6/21/2027	JP Morgan Chase Bank	SEK	21.6	Sold	2.1	2.2	(0.1)
SEK	2/15/2028	JP Morgan Chase Bank	SEK	54.8	Sold	5.3	5.6	(0.3)
SEK	6/30/2028	JP Morgan Chase Bank	SEK	251.7	Sold	27.6	26.1	1.5
SEK	6/30/2028	JP Morgan Chase Bank	SEK	58.5	Sold	6.3	6.1	0.2
SEK	12/28/2029	JP Morgan Chase Bank	SEK	57.3	Sold	5.7	6.1	(0.4)
SEK	12/28/2029	JP Morgan Chase Bank	SEK	35.4	Sold	4.0	3.8	0.2
Total						$238.9	$237.0	$1.9
Interest rate swaps

Description	Hedged Item	Company Receives	Company Pays	Counterparty	Maturity Date	Notional Amount	Fair Value	Upfront Payments/Receipts	Change in Unrealized Appreciation/(Depreciation)
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.754%	ING Capital Markets LLC	8/15/2029	$200	$(4)	$—	$(12)
Interest Rate Swap	6.875% Notes due 2029	6.875%	SOFR + 2.788%	ING Capital Markets LLC	8/15/2029	400	(8)	—	(24)
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.137%	ING Capital Markets LLC	1/15/2030	600	(9)	—	(36)
Interest Rate Swap	6.125% Notes due 2030	6.125%	SOFR + 2.061%	ING Capital Markets LLC	1/15/2030	100	(1)	—	(6)
Interest Rate Swap	6.125% Notes due 2031	6.125%	SOFR + 2.748%	Royal Bank of Canada	1/15/2031	400	(19)	—	(22)
Interest Rate Swap	7.500% Notes due 2031	7.500%	SOFR + 3.488%	ING Capital Markets LLC	8/1/2031	900	(19)	—	(19)
Total						$2,600	$(60)	$—	$(119)
_______________
(a)Security may be an obligation of one or more entities affiliated with the named company.
(b)Certain variable rate securities in the Company’s portfolio bear interest at a rate determined by a publicly disclosed base rate plus a basis point spread. As of September 30, 2026, the Euro Interbank Offered Rate, or EURIBOR or “E”, was 2.62%, the Australian Bank Bill Swap Bid Rate, or BBSY or “B”, was 4.82%, the Stockholm Interbank Offered Rate, or STIBOR or “SR”, was 2.01%, the Sterling Overnight Index Average, or SONIA or “SA”, was
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

3.75%, and the Secured Overnight Financing Rate, or SOFR or “SF”, was 4.08%. PIK means paid-in-kind. PIK income accruals may be adjusted based on the performance of the underlying investment. Variable rate securities with no floor rate use the respective benchmark rate in all cases.
(c)Denominated in U.S. dollars unless otherwise noted.
(d)See Note 8 for additional information regarding the fair value of the Company’s financial instruments.
(e)Listed investments may be treated as debt for GAAP or tax purposes.
(f)Rate represents the 7-day yield as of September 30, 2026.
(g)Security may be deemed to be a “restricted security.” As of September 30, 2026, the aggregate fair value of these securities is $2,062.6, or 41.3% of the Company’s net assets. The initial acquisition dates have been included for such securities (see Note 8).
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
(p)Security or portion thereof held within Callowhill Street Funding LLC and is pledged as collateral supporting the amounts outstanding under a revolving credit facility with CIBC Bank (see Note 9).
(q)Not used.
(r)Not used.
(s)Not used.
(t)Not used.
(u)Security or portion thereof held within Race Street Funding LLC and is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(v)Security or portion thereof is pledged as collateral supporting the amounts outstanding under the Senior Secured Revolving Credit Facility (see Note 9).
(w)The investment, or a portion of the investment is not a qualifying asset under the Investment Company Act of 1940, as amended. A business development company may not acquire any asset other than qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the company’s total assets. As of September 30, 2026, 75.4% of the Company’s total assets represented qualifying assets.
(x)Security is an unfunded commitment. Reflects the stated spread at the time of commitment, but may not be the actual rate received upon funding.
(y)Security is non-income producing.
(z)Asset is on non-accrual status.
(aa)Security is classified as Level 1 or Level 2 in the Company’s fair value hierarchy (see Note 8).
(ab)Position or portion thereof unsettled as of September 30, 2026.
(ac)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to be an “affiliated person” of a portfolio company if it owns 5% or more of the portfolio company’s voting securities and generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” but is not deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person for the nine months ended September 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC(4)	$86.0	$—	$(85.7)	$(93.8)	$93.5	$—	$—	$—	$—	$—
48Forty Solutions LLC(4)	2.9	—	(4.1)	(4.2)	5.4	—	—	—	—	—
Affordable Care Inc	11.8	—	(11.5)	(1.2)	0.9	—	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Affordable Care Inc	$54.2	$—	$(52.4)	$(5.7)	$3.9	$—	$—	$—	$—	$—
Affordable Care Inc	—	5.9	—	—	0.3	6.2	0.2	—	—	—
Affordable Care Inc	—	16.2	—	—	—	16.2	0.4	—	—	—
Belk Inc	23.1	—	(22.8)	—	(0.3)	—	1.8	—	2.1	—
Dental Care Alliance Inc	—	9.4	—	—	0.6	10.0	0.3	—	—	—
Dental Care Alliance Inc	—	58.6	(0.2)	—	—	58.4	1.6	0.4	—	—
Medallia Inc	—	66.1	—	—	0.3	66.4	1.1	—	—	—
Other Senior Secured Debt
One Call Care Management Inc	28.3	8.2	—	—	4.4	40.9	0.1	2.4	—	—
Subordinated Debt
Affordable Care Inc	—	14.8	—	—	—	14.8	—	0.4	—	—
Asset Based Finance
Accelerator Investments Aggregator LP, ABF Equity	0.6	—	—	—	(0.1)	0.5	—	—	—	—
Aggregator (GreenSky Holdings I)	15.3	—	(4.5)	—	1.2	12.0	—	—	—	1.0
Altavair AirFinance, ABF Equity(4)	48.6	—	(39.1)	—	(9.5)	—	—	—	—	3.0
Bond Aviation Holdings LLC, Term Loan	4.9	14.5	—	—	—	19.4	0.9	—	—	—
Bond Aviation Holdings LLC, Term Loan	0.7	0.1	—	—	—	0.8	—	0.1	—	—
GreenSky Holdings LLC, Term Loan	36.7	1.7	(3.7)	—	—	34.7	—	2.4	—	—
KKR Maverick Holdco Blocker (Bond Aviation Holdings LLC)	0.1	—	—	—	—	0.1	—	—	—	—
SPV Magenta Holdings (GreenSky (Platform))	14.5	—	—	—	(8.1)	6.4	—	—	—	—
Equity/Other
48Forty Solutions LLC, Common Stock(4)	—	—	—	—	—	—	—	—	—	—
Affordable Care Inc, Preferred Stock	72.3	—	(2.4)	(75.4)	5.5	—	—	—	—	—
Affordable Care Inc, Class A Common Stock	—	33.2	—	—	(1.6)	31.6	—	—	—	—
Affordable Care Inc, Class B Common Stock	—	2.3	—	—	(0.1)	2.2	—	—	—	—
athenahealth Inc, Preferred Stock	383.7	32.6	—	—	(1.2)	415.1	—	32.6	—	—
Belk Inc, Common Stock	37.1	—	(19.9)	10.1	(7.9)	19.4	—	—	—	24.9
Dental Care Alliance Inc, Common Stock	—	33.1	—	—	(0.7)	32.4	—	—	—	—
Medallia Inc, Class A Equity	—	14.3	—	—	—	14.3	—	—	—	—
Medallia Inc, Preferred Equity	—	41.5	—	—	—	41.5	—	0.9	—	—
One Call Care Management Inc, Common Stock	0.9	—	—	—	0.4	1.3	—	—	—	—
One Call Care Management Inc, Preferred Stock A	17.5	—	—	—	(0.1)	17.4	—	—	—	—
One Call Care Management Inc, Preferred Stock B	13.2	—	—	—	(3.6)	9.6	—	—	—	—
Proserv Acquisition LLC, Class A Preferred Units	2.2	—	—	—	(1.6)	0.6	—	—	—	1.7
Total	$854.6	$352.5	$(246.3)	$(170.2)	$81.6	$872.2	$6.4	$39.2	$2.1	$30.6
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
As of September 30, 2026
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the nine months ended September 30, 2026.
(4)The Company held this investment as of September 30, 2026 but it was not deemed to “control” the portfolio company as of September 30, 2026. Transfers in or out have been presented at amortized cost.

(ad)Under the Investment Company Act of 1940, as amended, the Company generally is deemed to “control” a portfolio company if it owns more than 25% of the portfolio company’s voting securities or it has the power to exercise control over the management or policies of such portfolio company. As of September 30, 2026, the Company held investments in portfolio companies of which it may be deemed to be an “affiliated person” and may be deemed to “control”. The following table presents certain information with respect to investments in portfolio companies of which the Company may be deemed to be an affiliated person and may be deemed to control for the nine months ended September 30, 2026:

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Senior Secured Loans—First Lien
48Forty Solutions LLC(4)	$—	$15.8	$(0.7)	$—	$0.5	$15.6	$1.1	$—	$—	$—
48Forty Solutions LLC(4)	—	20.2	—	—	0.6	20.8	1.4	—	—	—
Alacrity Solutions Group LLC	10.7	0.2	(7.1)	0.1	(0.1)	3.8	—	0.2	—	—
Alacrity Solutions Group LLC	0.1	—	(0.1)	0.1	(0.1)	—	—	—	—	—
ATX Networks Corp	27.9	2.5	—	—	—	30.4	—	2.5	—	—
ATX Networks Corp	93.0	1.0	(3.7)	—	(44.2)	46.1	—	—	1.1	—
ATX Networks Corp	—	7.8	—	—	—	7.8	—	0.4	—	—
Gracent LLC	28.4	—	(0.1)	—	(4.3)	24.0	—	—	—	—
HM Dunn Co Inc	19.2	—	(0.1)	—	—	19.1	1.4	—	—	—
HM Dunn Co Inc	4.0	1.4	—	—	—	5.4	0.4	—	—	—
Kellermeyer Bergensons Services LLC	220.3	16.3	(28.6)	—	(1.0)	207.0	0.8	15.7	—	—
Kellermeyer Bergensons Services LLC	40.3	0.3	—	—	(36.1)	4.5	—	—	—	—
Kellermeyer Bergensons Services LLC	—	27.3	(0.1)	—	0.3	27.5	—	—	—	—
Lionbridge Technologies Inc	—	60.6	(5.6)	—	(0.7)	54.3	—	3.3	0.1	—
Lionbridge Technologies Inc	—	53.8	—	—	(46.7)	7.1	—	—	—	—
NCI Inc	30.7	—	(1.1)	—	0.1	29.7	2.2	—	—	—
Production Resource Group LLC	273.5	53.5	—	—	(4.9)	322.1	—	25.9	—	—
Production Resource Group LLC	—	10.1	—	—	0.4	10.5	—	0.6	0.1	—
Wittur Holding GmbH	65.2	4.1	—	—	(7.8)	61.5	0.6	2.6	—	—
Wittur Holding GmbH	13.3	2.1	—	—	(2.9)	12.5	1.3	0.5	—	—
Senior Secured Loans—Second Lien
Quoizel, LLC	6.8	—	—	—	(1.1)	5.7	0.5	—	—	—
Quoizel, LLC	7.1	—	—	—	(1.2)	5.9	0.6	—	—	—
Subordinated Debt
48Forty Solutions LLC	—	0.7	—	—	—	0.7	—	—	—	—
Accuride Corp	6.4	0.3	—	—	(0.2)	6.5	—	0.2	—	—
Alacrity Solutions Group LLC	3.8	0.2	—	—	(1.5)	2.5	—	0.2	—	—
ATX Networks Corp	3.9	—	—	—	(3.9)	—	—	—	—	—

See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Asset Based Finance
801 5th Ave, Seattle, ABF Equity	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
801 5th Ave, Seattle, Structured Mezzanine	49.8	0.1	(3.5)	—	(1.4)	45.0	1.5	—	—	—
Abacus JV, ABF Equity	0.8	—	(0.9)	—	0.1	—	—	—	—	—
Aggregator (Rockloans Marketplace LLC)	2.0	—	(0.6)	—	(0.2)	1.2	—	—	—	(0.2)
Aggregator 40 Act (AOP SFR 1 LLC (FKA Avenue One PropCo))	6.3	0.5	—	—	(6.8)	—	—	—	—	—
Aggregator 40 Act (My Community Homes PropCo 2)	11.8	—	—	—	(11.8)	—	—	—	—	—
Altavair AirFinance, ABF Equity(4)	—	8.7	(7.1)	—	2.0	3.6	—	—	—	3.0
AOP SFR 1 LLC (FKA Avenue One PropCo), Term Loan	34.7	2.6	—	—	(0.1)	37.2	—	0.8	—	—
Australis Maritime, Common Stock	1.2	—	(0.2)	—	0.1	1.1	—	—	—	0.1
Avida Holding AB, Common Stock	51.7	4.8	—	—	(13.6)	42.9	—	—	—	—
Avida Holding AB, Subordinated Bond	1.6	—	—	—	(0.1)	1.5	0.1	—	—	—
Capital Automotive LP, ABF Equity	23.0	—	(16.8)	5.8	(12.0)	—	—	—	—	0.7
Capital Automotive LP, Structured Mezzanine	18.7	0.1	(18.7)	0.3	(0.4)	—	1.3	—	—	—
Galaxy Container, Bond	—	0.2	—	—	—	0.2	—	—	—	—
Galaxy Container, Bond	—	0.7	—	—	—	0.7	—	—	—	—
Galaxy Container, Bond	—	0.4	—	—	—	0.4	—	—	—	—
Kilter Finance 2.0, Common Stock	—	4.0	—	—	0.1	4.1	—	—	—	0.1
Kilter Finance, ABF Equity	3.0	—	—	—	6.8	9.8	—	—	—	—
Kilter Finance, Common Stock	—	—	—	—	0.3	0.3	—	—	—	—
Kilter Finance, Preferred Stock	88.4	5.6	—	—	—	94.0	2.4	5.6	—	—
KKR Altitude II Offshore Aggregator LP, Partnership Interest	115.7	10.8	(32.4)	1.0	(1.4)	93.7	—	—	—	12.2
KKR Altitude III Offshore Aggregator (Altitude III)	—	0.4	—	—	—	0.4	—	—	—	—
KKR Central Park Leasing Aggregator L.P., Partnership Interest	27.0	—	(1.0)	—	(2.1)	23.9	—	—	—	—
KKR Chord IP Aggregator LP, Partnership Interest	0.1	—	—	—	—	0.1	—	—	—	—
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	1.0	—	—	—	(0.6)	0.4	—	—	—	1.2
KSC I Aircraft LP, ABF Equity	5.8	11.9	—	—	0.3	18.0	—	—	—	—
My Community Homes PropCo 2, Term Loan	69.4	2.1	(5.6)	—	(0.3)	65.6	0.6	2.2	—	—
My Community Homes PropCo 2, Term Loan	4.2	0.3	—	—	—	4.5	—	0.2	—	—
My Community Homes PropCo 2, Term Loan	22.3	0.7	—	—	—	23.0	0.2	0.7	—	—
Prime ST LLC, ABF Equity	—	—	—	—	—	—	—	—	—	—
Prime ST LLC, Structured Mezzanine	23.7	0.1	(1.7)	—	1.9	24.0	0.9	—	—	—
Roemanu LLC, ABF Equity	197.2	—	—	—	(18.4)	178.8	—	—	—	—
Sallie Mae Levered, ABF Equity	1.1	1.7	(2.9)	0.1	—	—	—	—	—	0.5
Sallie Mae Levered, Bond	4.3	—	(4.3)	—	—	—	0.3	—	—	—
Sallie Mae Levered, Bond	—	4.3	(4.3)	—	—	—	0.2	—	—	—
Sallie Mae Levered, Bond	—	1.2	(1.2)	—	—	—	0.1	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Sallie Mae Levered, Bond	$—	$0.6	$(0.6)	$—	$—	$—	$—	$—	$—	$—
Sallie Mae Levered, Term Loan	0.1	0.3	(0.4)	—	—	—	—	—	—	—
Sea Financing Aggregator II LP (Australis Maritime II)	23.3	—	(0.2)	—	(0.9)	22.2	—	—	—	2.5
SPV KKR Galaxy BDC Leveraged (Galaxy Container)	0.2	0.1	—	—	—	0.3	—	—	—	—
SPV Olympus Holdco Limited (TDC LLP)	—	0.1	—	—	—	0.1	—	—	—	—
TDC LLP, Preferred Equity	12.5	9.2	—	—	(0.1)	21.6	1.9	—	—	—
Credit Opportunities Partners JV, LLC
Credit Opportunities Partners JV, LLC	1,967.9	—	(189.0)	(28.8)	(116.1)	1,634.0	—	—	—	157.7
Equity/Other
48Forty Solutions LLC, Preferred Stock(4)	—	0.5	—	—	(0.5)	—	—	—	—	—
48Forty Solutions LLC, Common Stock(4)	—	55.6	—	—	(13.5)	42.1	—	—	—	—
Accuride Corp, Common Stock	—	—	—	—	—	—	—	—	—	—
Accuride Corp, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Alacrity Solutions Group LLC, Preferred Equity	0.7	—	—	—	(0.7)	—	—	—	—	—
ATX Networks Corp, Common Stock	—	—	—	(9.9)	9.9	—	—	—	—	—
ATX Networks Corp, Class B-1 Common Stock	—	—	—	(5.0)	5.0	—	—	—	—	—
ATX Networks Corp, Class B-2 Common Stock	—	—	—	(4.0)	4.0	—	—	—	—	—
Borden (New Dairy Opco), Common Stock	11.1	—	—	—	3.3	14.4	—	—	—	—
Gracent LLC, Preferred Stock B	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Class A Common Stock	—	—	—	—	—	—	—	—	—	—
Gracent LLC, Preferred Equity	—	—	—	(8.2)	8.2	—	—	—	—	—
HM Dunn Co Inc, Common Stock	0.4	—	—	—	(0.3)	0.1	—	—	—	—
HM Dunn Co Inc, Preferred Equity	15.6	1.5	—	—	1.8	18.9	—	1.6	—	—
JW Aluminum Co, Preferred Stock	170.4	—	—	—	52.4	222.8	—	—	—	10.9
Kellermeyer Bergensons Services LLC, Common Stock	—	—	—	—	—	—	—	—	—	—
Kellermeyer Bergensons Services LLC, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Lionbridge Technologies Inc, Preferred Stock	—	—	—	—	—	—	—	—	—	—
Lionbridge Technologies Inc, Common Equity	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class A-1 Common Stock	—	—	—	—	—	—	—	—	—	—
NCI Inc, Class B-1 Common Stock	—	—	—	—	0.1	0.1	—	—	—	—
NCI Inc, Class C Common Stock	38.7	—	—	—	26.7	65.4	—	—	—	—
NCI Inc, Class I-1 Common Stock	—	—	—	—	—	—	—	—	—	—
Production Resource Group LLC, Common Stock	95.3	—	—	—	(92.5)	2.8	—	—	—	—
Quoizel, LLC, Common Stock	2.7	—	—	—	(2.7)	—	—	—	—	—
Quorum Health Corp, Private Equity	10.0	—	—	—	0.3	10.3	—	—	—	—
Quorum Health Corp, Private Equity	7.4	—	—	—	0.2	7.6	—	—	—	—
Quorum Health Corp, Trade Claim	0.5	—	—	—	—	0.5	—	—	—	—
Quorum Health Corp, Trust Initial Funding Units	0.1	—	—	—	—	0.1	—	—	—	—
See notes to unaudited consolidated financial statements.

FS KKR Capital Corp.
Unaudited Consolidated Schedule of Investments (continued)
As of September 30, 2026
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Portfolio Company	Fair Value at December 31, 2025	Gross Additions(1)	Gross Reductions(2)	Net Realized Gain (Loss)	Net Change in Unrealized Appreciation (Depreciation)	Fair Value at September 30, 2026	Interest Income(3)	PIK Income(3)	Fee Income(3)	Dividend and Other Income(3)
Wittur Holding GmbH, Common Stock	$14.2	$—	$(0.3)	$—	$(13.9)	$—	$—	$—	$—	$—
Total	$3,990.5	$407.3	$(338.9)	$(48.5)	$(341.7)	$3,668.7	$19.8	$63.2	$1.3	$188.7
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
(3)Interest, PIK, Fee and Dividend and Other income presented for the nine months ended September 30, 2026.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 1. Principal Business and Organization
FS KKR Capital Corp. (NYSE: FSK), or the Company, was incorporated under the general corporation laws of the State of Maryland on December 21, 2007 and formally commenced investment operations on January 2, 2009. The Company is an externally managed, non-diversified, closed-end management investment company that has elected to be regulated as a business development company, or BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, the Company has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company, or RIC, as defined under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. The Company has various wholly-owned subsidiaries, including special-purpose financing subsidiaries and subsidiaries through which it holds interests in portfolio companies. The unaudited consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries as of September 30, 2026. All intercompany transactions have been eliminated in consolidation. Certain of the Company’s consolidated subsidiaries are subject to U.S. federal and state income taxes.
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited consolidated financial statements should be read in conjunction with its audited consolidated financial statements as of and for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. Operating results for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The December 31, 2025 consolidated balance sheet and consolidated schedule of investments are derived from the Company’s audited consolidated financial statements as of and for the year ended December 31, 2025. The Company is considered an investment company under GAAP and follows the accounting and reporting guidance applicable to investment companies under Financial Accounting Standards Board, or the FASB, Accounting Standards Codification, or ASC, Topic 946, Financial Services—Investment Companies. The Company has evaluated the impact of subsequent events through the date the consolidated financial statements were issued and filed with the U.S. Securities and Exchange Commission, or the SEC. The Company has concluded that there are no subsequent events that would require adjustment or disclosure in the consolidated financial statements.
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
Segment Reporting: In accordance with ASC Topic 280, Segment Reporting, the Company has determined that it has a single operating and reporting segment. As a result, the Company’s segment accounting policies are the same as described herein and the Company does not have any intra-segment sales and transfers of assets.
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
Revenue Recognition: Security transactions are accounted for on the trade date. The Company records interest income on an accrual basis to the extent that it expects to collect such amounts. The Company records dividend income on the ex-dividend date. Distributions received from limited liability company, or LLC, and limited partnership, or LP, investments are evaluated to determine if the distribution should be recorded as dividend income or a return of capital. The Company holds investments in certain preferred securities that accumulate paid-in-kind interest income, or PIK income, to be paid upon the redemption, liquidation or maturity of the underlying investment. Such PIK income is accumulated onto the principal balance of the respective security. The Company does not accrue as a receivable interest or dividends on loans and securities if it has reason to doubt its ability to collect such income. The Company’s policy is to place investments on non-accrual status when there is reasonable doubt that interest income will be collected. The Company considers many factors relevant to an investment when placing it on or removing it from non-accrual status including, but not limited to, the delinquency status of the investment, economic and business conditions, the overall financial condition of the underlying investment, the value of the underlying collateral, bankruptcy status, if any, and any other facts or circumstances relevant to the investment. If there is reasonable doubt that the Company will receive any previously accrued interest, then the accrued interest will be written-off. When a PIK income-paying investment is placed on non-accrual status, the accrued, uncapitalized interest is generally reversed through PIK income. Payments received on non-accrual investments may be applied to principal or, depending upon the collectability of the remaining principal and interest, recognized as income. Non-accrual investments may be restored to accrual status when principal and interest become current and are likely to remain current based on the Company’s judgment.
Loan origination fees, original issue discount and market discount are capitalized and the Company amortizes such amounts as interest income over the respective term of the loan or security. Upon the prepayment of a loan or security, any unamortized loan origination fees and original issue discount are recorded as interest income. Structuring and other non-recurring upfront fees are recorded as fee income when earned. The Company records prepayment premiums on loans and securities as fee income when it receives such amounts. For the nine months ended September 30, 2026 and 2025, the Company recognized $6 and $18, respectively, in structuring fee revenue and included such revenue in the fee income line item on its consolidated statements of operations.
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
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement—Investment Companies With Equity Securities Subject to Contractual Sale Restrictions, or ASU 2026-03, which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption and retrospective application is permitted. The Company is currently assessing the impact of this guidance, however, the Company does not expect a material impact on its consolidated financial statements.
Note 3. Share Transactions
Below is a summary of transactions with respect to shares of the Company’s common stock during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
Company Share Repurchase Authorization	(6,533,672)	$(73)	—	—
Net Proceeds from Share Transactions	(6,533,672)	$(73)	—	—
During the nine months ended September 30, 2026, the administrator for the Company’s distribution reinvestment plan, or DRP, purchased 807,122 shares of common stock in the open market at an average price per share of $10.65 (totaling $9) pursuant to the DRP, and distributed such shares of common stock to participants in the DRP. During the nine months ended September 30, 2025, the administrator for the Company’s DRP purchased 695,324 shares of common stock in the open market at an average price per share of $21.19 (totaling $15) pursuant to the DRP, and distributed such shares of common stock to participants in the DRP. During the period from October 1, 2026 to October 30, 2026, the administrator for the Company’s DRP purchased 361,214 shares of common stock in the open market at an average price per share of $11.11 (totaling $4) pursuant to the DRP, and distributed such shares of common stock to participants in the DRP. For additional information regarding the terms of the DRP, see Note 5.
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
Share Repurchase Program
On May 6, 2026, the Company’s board of directors, or the Board of Directors or the Board, authorized the repurchase by the Company of up to $300 in aggregate amount of the Company’s common stock in the open market, by tender offer or in privately negotiated purchases in compliance with the Exchange Act of 1934, as amended, or the Exchange Act, and other applicable law, or the Company Share Repurchase Authorization. The Company Share Repurchase Authorization is scheduled to expire on June 1, 2027,

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 3. Share Transactions (continued)

unless extended, or until the aggregate repurchase amount that has been approved by the Board has been expended. The timing, manner, price and amount of any share repurchases will be determined by the Company based upon the evaluation of economic and market conditions, the market price of the shares, applicable legal, contractual and regulatory requirements and other factors. The Company Share Repurchase Authorization does not require the Company to repurchase any specific number of shares of the Company’s common stock and the Company cannot assure its stockholders that any shares will be repurchased under the program. The Company Share Repurchase Authorization may be suspended, extended, modified or discontinued at any time.
During the nine months ended September 30, 2026, the Company repurchased 6,533,672 shares of common stock pursuant to the Company Share Repurchase Authorization at an average price per share (inclusive of commissions paid) of $11.20 (totaling $73). During the period from October 1, 2026 to October 30, 2026, the Company repurchased 1,546,162 shares of common stock pursuant to the share repurchase program at an average price per share (inclusive of commissions paid) of $10.88 (totaling $17). All such repurchases were made on the Company’s behalf by a third-party agent on the open market at prices below net asset value per share in transactions intended to qualify for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act.
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
During the nine months ended September 30, 2026, the Company did not issue or sell shares of its common stock under the Equity Distribution Agreements.
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
The Adviser has agreed to exclude from the calculation of the subordinated income incentive fee and the incentive fee on capital gains any changes to the fair value recorded for the assets and liabilities of FSKR resulting solely from the new cost basis of the

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 4. Related Party Transactions (continued)
acquired FSKR investments determined in accordance with ASC Topic 805-50, Business Combinations—Related Issues as a result of the June 16, 2021 merger of FSKR.
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
The following table describes the fees and expenses accrued under the Advisory Agreement and the Administration Agreement, as applicable, during the three and nine months ended September 30, 2026 and 2025:

			Three Months Ended		Nine Months Ended
Related Party			September 30,		September 30,
	Source Agreement	Description	2026	2025	2026	2025
The Adviser	Advisory Agreement	Base Management Fee(1)	$42	$51	$134	$156
The Adviser	Advisory Agreement	Subordinated Income Incentive Fee(2)	$11	$33	$48	$108
The Adviser	Administration Agreement	Administrative Services Expenses(3)	$3	$3	$8	$8
________________
(1)During the nine months ended September 30, 2026 and 2025, $142 and $158, respectively, in base management fees were paid to the Adviser. As of September 30, 2026, $42 in base management fees were payable to the Adviser.
(2)The Adviser agreed to waive 50% of the subordinated income incentive fee that the Adviser would otherwise be entitled to receive from the Company under the Advisory Agreement for each fiscal quarter during the Waiver Period. No portion of such waived subordinated income incentive fee will be subject to recoupment. During the nine months ended September 30, 2026, the amount shown is net of waivers of $(23). During the nine months ended September 30, 2026 and 2025, $64 and $110, respectively, of subordinated income incentive fees were paid to the Adviser. As of September 30, 2026, subordinated income incentive fees of $12 were payable to the Adviser.
(3)During the nine months ended September 30, 2026 and 2025, $7 and $6, respectively, of administrative services expenses related to the allocation of costs of administrative personnel for services rendered to the Company by the Adviser and the remainder related to other reimbursable expenses, including reimbursement of fees related to transactional expenses for prospective investments, such as fees and expenses associated with performing due diligence reviews of investments that do not close, often referred to as “broken deal” costs. Broken deal costs were $0.2 for the nine months ended September 30, 2026. The Company paid $5 and $4, respectively, in administrative services expenses to the Adviser during the nine months ended September 30, 2026 and 2025.

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
In an order dated June 4, 2013, or the FS Order, the SEC granted exemptive relief permitting the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions with certain affiliates of its former investment adviser and any future BDCs that are advised by its former investment adviser or its affiliated investment advisers. However, in connection with the investment advisory relationship with the Adviser, and in an effort to mitigate potential future conflicts of interest, the Board of Directors authorized and directed that the Company (i) withdraw from the FS Order, except with respect to any transaction in which the Company participated in reliance on the FS Order prior to April 9, 2018, and (ii) rely on an exemptive relief order, dated January 5, 2021, that permitted the Company, subject to the satisfaction of certain conditions, to co-invest in certain privately negotiated investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, with certain affiliates of the Adviser.
On June 11, 2026, the Company and the Adviser received an updated form of co-investment exemptive relief from the SEC, or the Co-Investment Exemptive Order, to allow certain managed funds and investment vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, or other affiliated entities, to participate in negotiated co-investment transactions, including investments originated and directly negotiated by the Adviser or KKR Credit, where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The Co-Investment Exemptive Order supersedes the January 5, 2021 co-investment exemptive relief order and simplifies certain of the conditions and provides more flexibility than the prior order.
Convertible Preferred Stock
On May 10, 2026, the Company entered into the Purchase Agreement with the Purchaser, pursuant to which the Purchaser agreed to purchase $150 in aggregate amount of newly issued shares of the Convertible Preferred Stock. On June 29, 2026, the Company issued and sold 6,000,000 shares of Convertible Preferred Stock to the Purchaser pursuant to the Purchase Agreement at a price of $25.00 per share.
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
The Company evaluated the Convertible Preferred Stock under ASC Topic 480, Distinguishing Liabilities from Equity, and concluded it is not a liability because it is not mandatorily redeemable and does not otherwise meet the definition of a liability. Because certain redemption rights are not solely within the Company’s control, the Convertible Preferred Stock is presented as temporary equity and initially measured at fair value. For subsequent periods, the carrying amount of the Convertible Preferred Stock is its redemption value. Costs associated with the issuance of the Convertible Preferred Stock were borne by the Adviser.
As of September 30, 2026, there were no scheduled redemption requirements associated with the Convertible Preferred Stock during the five years following the balance sheet date.
Affiliated Borrowings
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 5. Distributions

Common Stock Distributions
The following tables reflect the distributions per share that the Company has declared on its common stock during the nine months ended September 30, 2026 and 2025:

For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Dividend per Share
February 19, 2026	March 18, 2026	April 2, 2026	$0.48
May 6, 2026	June 17, 2026	July 2, 2026	0.42
August 5, 2026	September 16, 2026	October 2, 2026	0.44
Total Dividends Declared			$1.34

For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Dividend per Share
February 25, 2025	March 19, 2025	April 2, 2025	$0.70
May 5, 2025	June 18, 2025	July 2, 2025	0.70
July 31, 2025	September 17, 2025	October 2, 2025	0.70
Total Dividends Declared			$2.10
On October 7, 2026, the Board of Directors declared a regular quarterly distribution of $0.44 per share, which will be paid on or about December 24, 2026 to common stockholders of record as of the close of business on December 16, 2026. Additionally, on October 7, 2026, the Board of Directors declared a special distribution of $0.20 per share, which will be paid on or about December 15, 2026 to common stockholders of record as of the close of business on December 1, 2026. The timing and amount of any future distributions to common stockholders are subject to applicable legal restrictions and the sole discretion of the Board of Directors.
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
The following table reflects the sources of the cash distributions on a tax basis that the Company has paid on its common stock during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
Source of Distribution	Distribution Amount	Percentage	Distribution Amount	Percentage
Return of capital	$—	—	$—	—
Net investment income(1)	373	100%	588	100%
Short-term capital gains proceeds from the sale of assets	—	—	—	—
Long-term capital gains proceeds from the sale of assets	—	—	—	—
Total	$373	100%	$588	100%
________________
(1)During the nine months ended September 30, 2026 and 2025, 84.3% and 83.5%, respectively, of the Company’s gross investment income was attributable to cash income earned, 1.5% and 2.1%, respectively, was attributable to non-cash accretion of discount and 14.2% and 14.4%, respectively, was attributable to PIK interest.
Convertible Preferred Stock Dividends
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
The following table reflects the dividends per share that the Company has declared on its Convertible Preferred Stock during the nine months ended September 30, 2026:

For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Dividend per Share
July 30, 2026	September 15, 2026	September 30, 2026	$0.315972
Total Dividends Declared			$0.315972
On October 28, 2026, the Board of Directors declared a cash dividend on the Convertible Preferred Stock for the period from September 30, 2026 to, but excluding, December 31, 2026 in the amount of $0.3125 per preferred share, which will be paid on or about December 31, 2026 to the holders of record as of the close of business on December 15, 2026.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 5. Distributions (continued)
Taxes
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
Net capital losses may be carried forward indefinitely, and their character is retained as short-term or long-term losses. As of September 30, 2026, the Company had capital loss carryforwards available to offset future realized capital gains of approximately $3,327. Because of the loss limitation rules of the Code, some of the tax basis losses may be limited in their use. Any unused balances resulting from such limitations may be carried forward into future years indefinitely.
As of September 30, 2026 and December 31, 2025, the Company’s gross unrealized appreciation on a tax basis was $1,152 and $1,138, respectively. As of September 30, 2026 and December 31, 2025, the Company’s gross unrealized depreciation on a tax basis was $2,414 and $1,877, respectively.
The aggregate cost of the Company’s investments for U.S. federal income tax purposes totaled $13,294 and $14,440 as of September 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis was $(1,988) and $(1,431) as of September 30, 2026 and December 31, 2025, respectively. The aggregate net unrealized appreciation (depreciation) on investments on a tax basis excludes net unrealized appreciation (depreciation) from merger accounting, foreign currency forward contracts and foreign currency transactions.
As of September 30, 2026, the Company had a gross deferred tax liability of $1 and a net deferred tax liability of $0 resulting from unrealized appreciation on investments held by the Company’s wholly-owned taxable subsidiaries and a deferred tax asset of $62 resulting from a combination of unrealized depreciation on investments held by and net operating losses and other tax attributes of the Company’s wholly-owned taxable subsidiaries. As of September 30, 2026, certain wholly-owned taxable subsidiaries anticipated that they would be unable to fully utilize their generated net operating losses, therefore the deferred tax asset was offset by a valuation allowance of $61.
Note 6. Investment Portfolio
The following table summarizes the composition of the Company’s investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	(Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$7,053	$6,656	58.9%	$7,819	$7,523	57.8%
Senior Secured Loans—Second Lien	544	437	3.9%	598	539	4.2%
Other Senior Secured Debt	43	44	0.4%	65	55	0.4%
Subordinated Debt	109	101	0.9%	122	126	1.0%
Asset Based Finance	1,561	1,314	11.6%	1,831	1,694	13.0%
Credit Opportunities Partners JV, LLC	1,984	1,634	14.4%	2,202	1,968	15.1%
Equity/Other	1,129	1,120	9.9%	1,104	1,104	8.5%
Total	$12,423	$11,306	100.0%	$13,741	$13,009	100.0%
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
As of September 30, 2026, the Company held investments in thirty-seven portfolio companies of which it may be deemed to “control.” As of September 30, 2026, the Company held investments in ten portfolio companies of which it may be deemed to be an

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
“affiliated person” but is not deemed to “control.” For additional information with respect to such portfolio companies, see footnotes (ac) and (ad) to the unaudited consolidated schedule of investments as of September 30, 2026 in this quarterly report on Form 10-Q.
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
The Company’s investment portfolio may contain loans and other unfunded arrangements that are in the form of lines of credit, revolving credit facilities, delayed draw credit facilities or other investments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. As of September 30, 2026, the Company had unfunded debt investments with aggregate unfunded commitments of $1,041.1, unfunded equity/other commitments of $70.3 and unfunded commitments of $434.0 to Credit Opportunities Partners JV, LLC, or COPJV. As of December 31, 2025, the Company had unfunded debt investments with aggregate unfunded commitments of $1,447.4, unfunded equity/other commitments of $87.5 and unfunded commitments of $245.0 to COPJV. The Company maintains sufficient cash on hand and available borrowings to fund such unfunded commitments should the need arise. For additional details regarding the Company’s unfunded debt investments, see the Company’s unaudited consolidated schedule of investments as of September 30, 2026 and the Company’s audited consolidated schedule of investments as of December 31, 2025.
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	(Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$1,295	11.5%	$1,542	11.9%
Commercial & Professional Services	1,326	11.7%	1,726	13.3%
Consumer Discretionary Distribution & Retail	19	0.2%	60	0.5%
Consumer Durables & Apparel	311	2.7%	306	2.4%
Consumer Services	232	2.1%	263	2.0%
Consumer Staples Distribution & Retail	34	0.3%	99	0.8%
Credit Opportunities Partners JV, LLC	1,634	14.4%	1,968	15.1%
Energy	1	0.0%	24	0.2%
Equity Real Estate Investment Trusts (REITs)	199	1.8%	264	2.0%
Financial Services	711	6.3%	836	6.4%
Food, Beverage & Tobacco	23	0.2%	56	0.4%
Health Care Equipment & Services	1,573	13.9%	1,668	12.8%
Household & Personal Products	8	0.1%	112	0.9%
Insurance	514	4.5%	547	4.2%
Materials	292	2.6%	276	2.1%
Media & Entertainment	461	4.1%	508	3.9%
Pharmaceuticals, Biotechnology & Life Sciences	196	1.7%	217	1.7%
Real Estate Management & Development	—	—	1	0.0%
Software & Services	2,041	18.1%	2,134	16.4%
Technology Hardware & Equipment	22	0.2%	2	0.0%
Telecommunication Services	62	0.5%	109	0.8%
Transportation	352	3.1%	291	2.2%
Total	$11,306	100.0%	$13,009	100.0%

Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and South Carolina Retirement Systems Group Trust, or SCRS. Pursuant to the terms of the second amended and restated limited liability company agreement, as amended, or the COPJV Agreement, the Company

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 6. Investment Portfolio (continued)
and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. On February 23, 2026, the Company sold $189 of its equity interests in COPJV to SCRS. In connection therewith, SCRS increased its capital commitment by a net amount of $175. Giving effect to the transaction, COPJV had total capital commitments of $2,975, $2,450 of which was from the Company and the remaining $525 of which was from SCRS. Based on current funded capital, SCRS’ ownership percentage of COPJV is approximately 21% and the Company’s ownership percentage is approximately 79%. As of September 30, 2026, the Company and SCRS have funded $2,520.0 to COPJV, of which $2,016.0 was from the Company.
During the nine months ended September 30, 2026 and year ended December 31, 2025, the Company sold investments with a cost of $84.6 for proceeds of $84.7 to COPJV and recognized a net realized gain (loss) of $0.1, and sold investments with a cost of $1,805.4 for proceeds of $1,829.2 to COPJV and recognized a net realized gain (loss) of $23.8, respectively, in connection with the transactions. As of September 30, 2026, $92.6 sales to COPJV are included in the Company’s receivable for investments sold in the consolidated balance sheets. During the nine months ended September 30, 2026, the Company purchased investments totaling $76.0 from COPJV. During the nine months ended September 30, 2026, COPJV recognized a net realized gain (loss) of $(0.5) for these transactions. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. For the nine months ended September 30, 2026 and 2025, the Company earned $9.5 and $8.1 of administrative services fees, respectively.
Below is selected balance sheet information for COPJV as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026 (Unaudited)	December 31, 2025
Selected Balance Sheet Information
Total investments, at fair value	$4,308.2	$5,058.0
Cash and other assets	230.7	196.6
Total assets	4,538.9	5,254.6
Debt	2,330.9	2,764.9
Other liabilities	142.2	240.6
Total liabilities	2,473.1	3,005.5
Member’s equity	$2,065.8	$2,249.1
Below is selected statement of operations information for COPJV for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selected Statement of Operations Information
Investment income
Total investment income	$99.1	$102.8	$312.8	$294.0
Expenses
Interest expense	38.3	33.6	116.7	97.0
Custodian and accounting fees	0.4	0.4	1.1	1.1
Administrative services	2.8	3.0	9.5	8.1
Professional services	0.2	0.2	0.8	0.4
Other general and administrative expenses	0.2	0.3	0.9	2.1
Total expenses	41.9	37.5	129.0	108.7
Net investment income	57.2	65.3	183.8	185.3
Net realized and unrealized gain (loss)	(20.8)	17.1	(183.1)	(16.0)
Net increase in net assets resulting from operations	$36.4	$82.4	$0.7	$169.3
Note 7. Financial Instruments
The following is a summary of the fair value and location of the Company’s derivative instruments not designated as a qualifying hedge accounting relationship in the consolidated balance sheets held as of September 30, 2026 and December 31, 2025:

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)

Derivative Instrument	Statement Location	September 30, 2026 (Unaudited)	December 31, 2025
Foreign currency forward contracts	Unrealized appreciation on foreign currency forward contracts	$3	$—
Foreign currency forward contracts	Unrealized depreciation on foreign currency forward contracts	(2)	(10)
Total		$1	$(10)
Net realized and unrealized gains and losses on derivative instruments not designated as a qualifying hedge accounting relationship recorded by the Company for the three and nine months ended September 30, 2026 and 2025 are in the following locations in the consolidated statements of operations:

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instrument	Statement Location	2026	2025	2026	2025
Foreign currency forward contracts	Net realized gain (loss) on foreign currency forward contracts	$(3)	$—	$(7)	$(3)
Foreign currency forward contracts	Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	3	3	11	(17)
Total		$—	$3	$4	$(20)
Offsetting of Derivative Instruments
The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to offset positions with the same counterparty in the event of default by one of the parties. The Company’s unrealized appreciation and depreciation on derivative instruments are reported as gross assets and liabilities, respectively, in the consolidated balance sheets. The following tables present the Company’s assets and liabilities related to derivatives by counterparty, net of amounts available for offset under a master netting arrangement and net of any collateral received or pledged by the Company for such assets and liabilities as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026 (Unaudited)
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$3	$(2)	$—	$—	$1
Total	$3	$(2)	$—	$—	$1
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(2)	$2	$—	$—	$—
Total	$(2)	$2	$—	$—	$—

	As of December 31, 2025
Counterparty	Derivative Assets Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Received(1)	Cash Collateral Received(1)	Net Amount of Derivative Assets(2)
JP Morgan Chase Bank	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—
Counterparty	Derivative Liabilities Subject to Master Netting Agreement	Derivatives Available for Offset	Non-cash Collateral Pledged(1)	Cash Collateral Pledged(1)	Net Amount of Derivative Liabilities(3)
JP Morgan Chase Bank	$(10)	$—	$—	$—	$(10)
Total	$(10)	$—	$—	$—	$(10)

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
The average notional balance for foreign currency forward contracts during the nine months ended September 30, 2026 and 2025 was $227.2 and $188.4, respectively. See consolidated schedules of investments for the Company’s open foreign currency forward contracts.
Interest Rate Swaps
In connection with the Company’s issuance on June 6, 2024 of $600 aggregate principal amount of its 6.875% Notes due 2029, or the 6.875% Notes due 2029, the Company entered into interest rate swap agreements for a total notional amount of $600 that mature on August 15, 2029 to reduce the exposure to changes in fair value associated with the 6.875% Notes due 2029. Under an interest rate swap agreement, entered into on June 13, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.754% on a notional amount of $200; and under an interest rate swap agreement, entered into on June 27, 2024, the Company receives a fixed interest rate of 6.875% and pays a floating interest rate of one-month SOFR plus 2.788% on a notional amount of $400. As of September 30, 2026, the counterparty to the interest rate swap agreements was ING Capital Markets LLC. The Company designated these interest rate swaps and the 6.875% Notes due 2029 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.875% Notes due 2029.
In connection with the Company’s issuance on each of November 20, 2024 and December 27, 2024 of $600 aggregate principal amount and $100 aggregate principal amount, respectively, of its 6.125% Notes due 2030, or the 6.125% Notes due 2030, the Company entered into interest rate swap agreements for a total notional amount of $700 that mature on January 15, 2030 to reduce the exposure to changes in fair value associated with the 6.125% Notes due 2030. Under an interest rate swap agreement, entered into on November 13, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.1374% on a notional amount of $600; and under an interest rate swap agreement, entered into on December 20, 2024, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of daily compounded SOFR plus 2.0614% on a notional amount of $100. As of September 30, 2026, the counterparty to the interest rate swap agreements was ING Capital Markets LLC. The Company designated these interest rate swaps and the 6.125% Notes due 2030 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes due 2030.
In connection with the Company’s issuance on September 25, 2025 of $400 aggregate principal amount of its 6.125% Notes due 2031, or the 6.125% Notes due 2031, the Company entered into an interest rate swap agreement for a total notional amount of $400 that matures on January 15, 2031 to reduce the exposure to changes in fair value associated with the 6.125% Notes due 2031. Under the interest rate swap agreement, entered into on September 18, 2025, the Company receives a fixed interest rate of 6.125% and pays a floating interest rate of one-month SOFR plus 2.7475% on a notional amount of $400. As of September 30, 2026, the counterparty to

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 7. Financial Instruments (continued)
the interest rate swap agreement was Royal Bank of Canada. The Company designated this interest rate swap and the 6.125% Notes due 2031 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 6.125% Notes due 2031.
In connection with the Company’s issuance on June 8, 2026 of $900 aggregate principal amount of its 7.500% Notes due 2031, or the 7.500% Notes due 2031, the Company entered into an interest rate swap agreement for a total notional amount of $900 that matures on August 1, 2031 to reduce the exposure to changes in fair value associated with the 7.500% Notes due 2031. Under the interest rate swap agreement, entered into on May 28, 2026, the Company receives a fixed interest rate of 7.500% and pays a floating interest rate of one-month SOFR plus 3.4878% on a notional amount of $900. As of September 30, 2026, the counterparty to the interest rate swap agreement was ING Capital Markets LLC. The Company designated this interest rate swap and the 7.500% Notes due 2031 as a qualifying fair value hedge accounting relationship. See Note 9 for more information on the 7.500% Notes due 2031.
As a result of the Company’s designation of the interest rate swaps as hedging instruments in a qualifying fair value hedge accounting relationship, the Company is required to fair value the hedging instruments and the related hedged items, with the changes in the fair value of each being recorded in interest expense. The following is a summary of the fair value and location of the Company’s derivative instruments in the consolidated balance sheet held as of September 30, 2026:

Derivative Instrument	Notional Amount	Maturity Date	Gross Amount of Recognized Assets	Gross Amount of Recognized Liabilities	Statement Location
Interest rate swap(1)	$200	8/15/2029	$—	$(4)	Other accrued expenses and liabilities
Interest rate swap(1)	$400	8/15/2029	—	(8)	Other accrued expenses and liabilities
Interest rate swap(2)	$600	1/15/2030	—	(9)	Other accrued expenses and liabilities
Interest rate swap(2)	$100	1/15/2030	—	(1)	Other accrued expenses and liabilities
Interest rate swap(3)	$400	1/15/2031	—	(19)	Other accrued expenses and liabilities
Interest rate swap(4)	$900	8/1/2031	—	(19)	Other accrued expenses and liabilities
Total			$—	$(60)
___________
(1)The asset related to the fair value of the interest rate swaps was offset by a $12 decrease to the carrying value of the 6.875% Notes due 2029.
(2)The asset related to the fair value of the interest rate swaps was offset by a $10 decrease to the carrying value of the 6.125% Notes due 2030.
(3)The asset related to the fair value of the interest rate swap was offset by a $19 decrease to the carrying value of the 6.125% Notes due 2031.
(4)The asset related to the fair value of the interest rate swap was offset by a $19 decrease to the carrying value of the 7.500% Notes due 2031.

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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The following tables present fair value measurements of the Company’s assets and liabilities that are recorded at fair value and indicate the fair value hierarchy of the valuation techniques utilized to determine such fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026 (Unaudited)
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Investments not measured at net asset value	$—	$9	$9,663	$9,672
Investments measured at net asset value(1)				1,634
Total investments	—	9	9,663	11,306
Money market funds(2)	13	—	—	13
Foreign currency forward contracts	—	3	—	3
Interest rate swaps	—	—	—	—
Total assets, at fair value:	$13	$12	$9,663	$11,322

Liabilities, at fair value:
Foreign currency forward contracts	$—	$2	$—	$2
Interest rate swaps	—	60	—	60
Total liabilities, at fair value:	$—	$62	$—	$62

	December 31, 2025
Description	Level 1	Level 2	Level 3	Total
Assets, at fair value:
Investments not measured at net asset value	$22	$14	$11,005	$11,041
Investments measured at net asset value(1)				1,968
Total investments	22	14	11,005	13,009
Foreign currency forward contracts	—	—	—	—
Interest rate swaps	—	59	—	59
Total assets, at fair value:	$22	$73	$11,005	$13,068

Liabilities, at fair value:
Foreign currency forward contracts	$—	$10	$—	$10
Interest rate swaps	—	—	—	—
Total liabilities, at fair value:	$—	$10	$—	$10
________________
(1)Certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been categorized in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the consolidated balance sheets.
(2)The fair value of money market funds is included in “cash and cash equivalents” in the consolidated balance sheets.
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
Restricted Securities
The Company may invest in securities that are subject to legal or contractual restrictions on resale and may only be resold to the public pursuant to an effective registration statement under the Securities Act, or to qualified institutional buyers in transactions exempt from such registration. The Company does not consider securities to be restricted if the securities may be resold in transactions exempt from registration under the Securities Act, including pursuant to Rule 144A, and there are no restrictions that would otherwise prevent the Company from selling the securities to qualified institutional buyers as of the end of the reporting period. The Company does not incur registration costs upon the resale of securities to qualified institutional buyers in transactions exempt from registration. In certain circumstances, the issuer of restricted securities may bear the costs associated with registering such securities for resale. Such investments described above are classified as Level 3 within the fair value hierarchy.
The following table presents the restricted securities held by the Company as of September 30, 2026:

Portfolio Company(1)	Shares	Cost	Fair Value	Acquisition Date	% of Net Assets
Asset Based Finance
801 5th Ave, Seattle, ABF Equity	8,355,231	$13.9	$—	12/19/2019	0.0%
Abacus JV, ABF Equity	7,943,313	7.9	—	11/8/2021	0.0%
Accelerator Investments Aggregator LP, ABF Equity	948,603	1.1	0.5	1/22/2021	0.0%
Aggregator (GreenSky Holdings I)	10,327,063	10.3	12.0	6/24/2024	0.2%
Aggregator (Rockloans Marketplace LLC)	1,436,583	1.4	1.2	3/30/2023	0.0%
Aggregator 40 Act (AOP SFR 1 LLC (FKA Avenue One PropCo))	10,799,641	10.8	—	3/15/2024	0.0%
Aggregator 40 Act (My Community Homes PropCo 2)	26,991,221	27.0	—	3/15/2024	0.0%
Altavair AirFinance, ABF Equity	1,630,249.0	1.6	3.6	11/11/2022	0.1%
Australis Maritime, Common Stock	1,119,979	1.1	1.1	3/23/2023	0.0%
Auxilior Capital Partners Inc, Preferred Equity	21.5	21.5	21.4	4/30/2024	0.4%
Avida Holding AB, Common Stock	764,640,807	79.7	42.9	6/29/2020	0.9%
Byrider Finance LLC, ABF Equity	54,407	—	—	11/30/2022	0.0%
Danube - Alps Aggregator (PayPal Europe Sarl et Cie SCA)	13,437,240	15.1	8.8	10/11/2024	0.2%
Fourways Aggregator LP (Norway_France)	2,870,756	3.2	3.6	8/28/2024	0.1%
Global Jet Capital LLC, Preferred Stock	375,815,727	206.6	151.3	10/1/2021	3.0%
Hercules Aggregator LP (Flexsys Holdings Inc)	17,830,035	17.8	17.5	4/20/2026	0.4%
Kilter Finance 2.0, Common Stock	3,960,000	4.0	4.1	1/27/2026	0.1%
Kilter Finance, ABF Equity	536,709	0.5	9.8	4/16/2020	0.2%
Kilter Finance, Common Stock	37,119	—	0.3	8/8/2025	0.0%
Kilter Finance, Preferred Stock	94.0	94.0	94.0	1/27/2022	1.9%
KKR Altitude II Offshore Aggregator LP, Partnership Interest	86,353,783	86.4	93.7	10/4/2024	1.9%
KKR Altitude III Offshore Aggregator (Altitude III)	415,303	0.4	0.4	6/18/2026	0.0%
KKR Central Park Leasing Aggregator L.P., Partnership Interest	38,132,293	38.1	23.9	6/30/2018	0.5%
KKR Chord IP Aggregator LP, Partnership Interest	35,894	—	0.1	10/26/2022	0.0%
KKR Lombardy Aggregator LP (SKP German Bank)	3,118,590	3.7	3.5	12/17/2025	0.1%
KKR Maverick Holdco Blocker (Bond Aviation Holdings LLC)	78,953	0.1	0.1	10/20/2025	0.0%

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)

Portfolio Company(1)	Shares	Cost	Fair Value	Acquisition Date	% of Net Assets
KKR Morrow ABF Aggregator LLC (Harley-Davidson Financial Services Inc)	24,943,608	$24.9	$25.2	10/30/2025	0.5%
KKR Morrow OpCo Aggregator LLC (Harley-Davidson Financial Services Inc)	1,896,424	1.9	2.0	10/30/2025	0.0%
KKR Morrow Residual Purchase 1 LLC (Harley-Davidson Financial Services Inc)	5,487,825	5.5	5.8	8/8/2025	0.1%
KKR Zeno Aggregator LP (K2 Aviation), Partnership Interest	3,306	—	0.4	6/16/2021	0.0%
KSC I Aircraft LP, ABF Equity	17,708,647	17.7	18.0	10/21/2025	0.4%
Prime ST LLC, ABF Equity	4,534,461	7.0	—	3/12/2020	0.0%
Ravine - PIK Equity (Vehicle Secured Funding Trust)	9,073,134	9.1	6.7	6/26/2024	0.1%
Roemanu LLC, ABF Equity	220,778,388	222.9	178.8	1/2/2018	3.6%
Sea Financing Aggregator II LP (Australis Maritime II)	22,297,359	22.3	22.2	5/30/2023	0.4%
SPV (Residential Opportunities I LLC)	39	—	0.1	4/17/2023	0.0%
SPV (SunPower Financial)	2,509,227	2.5	2.0	6/29/2023	0.0%
SPV ALPS 2.0 Aggregator LP EUR (PayPal Danube 2)	29,964,043	34.8	35.7	11/14/2025	0.7%
SPV ALPS 2.0 Aggregator LP GBP (PayPal Danube 2)	2,099,064	2.8	2.9	11/14/2025	0.1%
SPV KKR Galaxy BDC Leveraged (Galaxy Container)	314,088	0.3	0.3	11/21/2025	0.0%
SPV Magenta Holdings (GreenSky (Platform))	10,662,084	10.7	6.4	3/15/2024	0.1%
SPV Olympus Holdco Limited (TDC LLP)	90,027	0.1	0.1	7/29/2025	0.0%
SPV Slate US Blocker LLC (Slate Venture Holdings LP)	17,673,700	17.7	23.6	8/29/2024	0.5%
SPV Solaris BDC Leveraged (Newday Group Jersey Ltd)	4,172,556	5.6	9.1	2/26/2026	0.2%
Star Mountain Diversified Credit Income Fund III, LP, ABF Equity	18,887,332	18.9	24.1	8/15/2019	0.5%
Tarifa Aggregator LP (Drive Revel)	21,640,357.0	24.4	25.7	8/15/2023	0.5%
TDC LLP, Preferred Equity	16.1	21.5	21.6	5/12/2025	0.4%
Zentiva, Common Stock	611,982	0.7	0.8	4/2/2026	0.0%
Zentiva, Preferred Equity	32.9	37.2	36.6	4/2/2026	0.7%
Equity/Other
48Forty Solutions LLC, Common Stock	10,419	0.5	—	1/14/2026	0.0%
48Forty Solutions LLC, Preferred Stock	10,419	55.6	42.1	1/14/2026	0.8%
Accuride Corp, Common Stock	4,232,815	—	—	3/7/2025	0.0%
Accuride Corp, Preferred Stock	2,422,249	—	—	3/11/2025	0.0%
Affordable Care Inc, Class A Common Stock	69,504	33.2	31.6	6/29/2026	0.6%
Affordable Care Inc, Class B Common Stock	4,907	2.3	2.2	6/29/2026	0.0%
Alacrity Solutions Group LLC, Common Stock	2,144	1.9	—	2/28/2025	0.0%
Alacrity Solutions Group LLC, Preferred Equity	2,293	2.3	—	2/28/2025	0.0%
American Vision Partners, Private Equity	2,655,491	2.7	2.6	9/30/2021	0.1%
athenahealth Inc, Preferred Stock	406,730	401.8	415.1	2/15/2022	8.3%
ATX Networks Corp, Class B-1 Common Stock	500	—	—	12/9/2022	0.0%
ATX Networks Corp, Class B-2 Common Stock	900	—	—	12/9/2022	0.0%
ATX Networks Corp, Common Stock	6,516	—	—	9/1/2021	0.0%
AVE Holdings I Corp (fka Amerivet Partners Management Inc), Preferred Stock	19,106	18.7	—	2/25/2022	0.0%
Belk Inc, Common Stock	632,040	12.0	19.4	7/22/2024	0.4%
Borden (New Dairy Opco), Common Stock	11,167,000	—	14.4	7/20/2020	0.3%
Bowery Farming Inc, Warrant	147,815,378	—	—	5/30/2024	0.0%
Bowery Farming Inc, Warrants	1,918,831	—	—	10/25/2023	0.0%
Bowery Farming Inc, Warrants	161,828	—	—	9/10/2021	0.0%
CDS US Intermediate Holdings Inc, Common Stock	2,023,714	18.3	21.8	11/14/2025	0.4%
Cengage Learning, Inc, Common Stock	227,802	7.5	4.6	8/19/2015	0.1%
Constellis Holdings LLC, Preferred Equity	69,653	—	—	9/16/2024	0.0%
Cubic Corp, Common Stock	72	—	—	7/25/2025	0.0%
Cubic Corp, Preferred Equity	36,445,084	—	—	7/25/2025	0.0%
Cubic Corp, Preferred Stock	17,077,679	12.8	—	7/25/2025	0.0%
Cubic Corp, Warrant	76	—	—	7/25/2025	0.0%

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)

Portfolio Company(1)	Shares	Cost	Fair Value	Acquisition Date	% of Net Assets
Dental Care Alliance Inc, Common Stock	3,744,469	$33.1	$32.4	6/1/2026	0.7%
Galaxy Universal LLC, Common Stock	1,811	0.2	0.1	11/11/2021	0.0%
Galaxy Universal LLC, Preferred Stock	36,149	5.6	6.1	6/9/2023	0.1%
Galaxy Universal LLC, Preferred Stock	20,604	5.3	9.7	12/16/2025	0.2%
Galaxy Universal LLC, Trade Claim	7,701,195	1.0	0.5	11/11/2021	0.0%
Gracent LLC, Class A Common Stock	250	—	—	7/10/2023	0.0%
Gracent LLC, Preferred Equity	1,000	—	—	7/12/2023	0.0%
Gracent LLC, Preferred Stock B	745	—	—	7/10/2023	0.0%
HM Dunn Co Inc, Common Stock	975	—	0.1	6/30/2025	0.0%
HM Dunn Co Inc, Preferred Equity	1,744	14.9	18.9	6/30/2025	0.4%
JW Aluminum Co, Preferred Stock	102,237	124.8	222.8	6/27/2025	4.5%
Kellermeyer Bergensons Services LLC, Common Stock	26,230,661	—	—	3/18/2024	0.0%
Kellermeyer Bergensons Services LLC, Preferred Stock	26,230,661	48.3	—	3/18/2024	0.0%
Kestra Financial Inc, Preferred Equity	2,251	2.3	2.3	2/3/2025	0.1%
Lido Advisors LLC, Class A Common Stock	4,835,590	5.0	6.2	8/6/2025	0.1%
Lido Advisors LLC, Class Z Preferred Stock	4,835,590	5.0	6.2	8/6/2025	0.1%
Lionbridge Technologies Inc, Common Equity	55,474	—	—	1/30/2026	0.0%
Lionbridge Technologies Inc, Preferred Stock	13,868,322	—	—	1/30/2026	0.0%
Lipari Foods LLC, Common Stock	9,488,222	9.5	7.7	12/30/2022	0.2%
Magna Legal Services LLC, Common Stock	49,382	4.9	9.1	11/21/2022	0.2%
Medallia Inc, Class A Equity	83,011	14.3	14.3	7/30/2026	0.3%
Medallia Inc, Preferred Equity	41,505	41.5	41.5	7/30/2026	0.8%
Med-Metrix, Class B Common Units	178,667	0.2	0.2	7/29/2026	0.0%
Med-Metrix, Common Stock	5,000,000	5.0	5.8	8/6/2025	0.1%
Misys Ltd, Preferred Stock	40,937	39.7	38.7	6/16/2021	0.8%
NCI Inc, Class A-1 Common Stock	42,923	—	—	11/11/2022	0.0%
NCI Inc, Class B-1 Common Stock	30,121	—	0.1	11/11/2022	0.0%
NCI Inc, Class C Common Stock	49,406	20.2	65.4	11/11/2022	1.3%
NCI Inc, Class I-1 Common Stock	42,923	—	—	11/11/2022	0.0%
New Era Technology LLC, Common Stock	9,426	—	—	8/21/2025	0.0%
New Era Technology LLC, Preferred Stock	9,426	4.8	—	8/21/2025	0.0%
Nidda Healthcare Holding AG, Common Stock	2,760,074	3.2	3.1	3/26/2026	0.1%
One Call Care Management Inc, Common Stock	34,872	2.1	1.3	10/25/2019	0.0%
One Call Care Management Inc, Preferred Stock A	371,992	22.8	17.4	10/25/2019	0.3%
One Call Care Management Inc, Preferred Stock B	10,965,680	11.2	9.6	10/25/2019	0.2%
Polyconcept North America Inc, Class A - 1 Units	30,000	3.0	2.0	8/16/2016	0.0%
Production Resource Group LLC, Common Stock	581,691	95.3	2.8	10/10/2025	0.1%
Proserv Acquisition LLC, Class A Preferred Units	837,780	3.1	0.6	5/7/2018	0.0%
Quoizel, LLC, Common Stock	4,563	8.3	—	8/30/2023	0.0%
Quorum Health Corp, Private Equity	5,521,128	5.5	10.3	7/28/2023	0.2%
Quorum Health Corp, Private Equity	2,070,423	2.1	7.5	5/7/2025	0.2%
Quorum Health Corp, Trade Claim	8,301,000	0.7	0.5	7/7/2020	0.0%
Quorum Health Corp, Trust Initial Funding Units	143,400	0.2	0.1	9/11/2020	0.0%
Sorenson Communications LLC, Common Stock	42,731	7.1	3.3	4/1/2022	0.1%
Stuart Weitzman Inc, Common Stock	5,451	—	—	5/4/2015	0.0%
Ultra Electronics Holdings PLC, Private Equity	1,272,105	1.3	13.3	9/8/2022	0.3%
Ultra Electronics Holdings PLC, Private Equity	67,364,389	0.7	7.0	8/2/2022	0.1%
Wittur Holding GmbH, Common Stock	11,630	7.7	—	3/1/2024	0.0%
Total		$2,264.2	$2,062.6		41.3%
________________
(1)See the unaudited consolidated schedule of investments as of September 30, 2026 included herein for additional details on securities listed.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The following is a reconciliation for the nine months ended September 30, 2026 and 2025 of investments for which significant unobservable inputs (Level 3) were used in determining fair value:

	For the Nine Months Ended September 30, 2026
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$7,512	$538	$52	$126	$1,694	$1,083	$11,005
Accretion of discount (amortization of premium)	11	4	—	1	—	—	16
Net realized gain (loss)	(235)	(16)	(31)	—	27	(126)	(381)
Net change in unrealized appreciation (depreciation)	(100)	(47)	11	(13)	(110)	(6)	(265)
Purchases	1,295	—	7	44	414	185	1,945
Paid-in-kind interest	66	—	2	2	16	40	126
Sales and repayments	(1,899)	(42)	—	(59)	(727)	(56)	(2,783)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$6,650	$437	$41	$101	$1,314	$1,120	$9,663
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(271)	$(47)	$11	$(12)	$(97)	$(11)	$(427)

	For the Nine Months Ended September 30, 2025
	Senior Secured Loans—First Lien	Senior Secured Loans—Second Lien	Other Senior Secured Debt	Subordinated Debt	Asset Based Finance	Equity/Other	Total
Fair value at beginning of period	$7,780	$693	$46	$233	$2,102	$1,181	$12,035
Accretion of discount (amortization of premium)	24	3	—	2	1	3	33
Net realized gain (loss)	(80)	(3)	(7)	(9)	7	(117)	(209)
Net change in unrealized appreciation (depreciation)	(115)	(17)	1	(8)	36	46	(57)
Purchases	3,183	—	47	147	720	234	4,331
Paid-in-kind interest	89	1	1	9	13	54	167
Sales and repayments	(3,110)	(40)	(33)	(162)	(953)	(410)	(4,708)
Transfers into Level 3	—	—	—	—	—	—	—
Transfers out of Level 3	—	—	—	—	—	—	—
Fair value at end of period	$7,771	$637	$55	$212	$1,926	$991	$11,592
The amount of total gains or losses for the period included in changes in net assets attributable to the change in unrealized gains or losses relating to investments still held at the reporting date	$(171)	$(26)	$(2)	$(15)	$44	$(28)	$(198)

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 8. Fair Value of Financial Instruments (continued)
The valuation techniques and significant unobservable inputs used in recurring Level 3 fair value measurements as of September 30, 2026 and December 31, 2025 were as follows:

Type of Investment	Fair Value at September 30, 2026 (Unaudited)	Valuation Technique(1)	Unobservable Input	Range (Weighted Average)	Impact to Valuation from an Increase in Input(2)
Senior Debt	$5,214	Discounted Cash Flow	Discount Rate	7.2% - 30.3% (11.3%)	Decrease
	1,805	Market Approach	EBITDA Multiple	0.9x - 14.1x (8.4x)	Increase
	109	Cost
Subordinated Debt	76	Discounted Cash Flow	Discount Rate	10.3% - 15.7% (13.3%)	Decrease
	25	Market Approach	EBITDA Multiple	4.8x - 10.8x (8.2x)	Increase
Asset Based Finance	789	Discounted Cash Flow	Discount Rate	6.2% - 17.0% (13.0%)	Decrease
	355	Market Approach	EBITDA Multiple	1.0x - 10.5x (1.1x)	Increase
	166	Other(3)
	4	Cost
Equity/Other	631	Market Approach	EBITDA Multiple	3.5x - 25.0x (8.3x)	Increase
	475	Discounted Cash Flow	Discount Rate	4.0% - 23.5% (11.8%)	Decrease
	14	Other(3)
Total	$9,663

Type of Investment	Fair Value at December 31, 2025	Valuation Technique(1)	Unobservable Input	Range	Impact to Valuation from an Increase in Input(2)
Senior Debt	$6,500	Discounted Cash Flow	Discount Rate	4.6% - 24.9% (10.4%)	Decrease
	1,400	Market Approach	EBITDA Multiple	0.8x - 15.1x (9.5x)	Increase
	202	Cost
Subordinated Debt	112	Discounted Cash Flow	Discount Rate	9.9% - 15.1% (12.4%)	Decrease
	14	Market Approach	EBITDA Multiple	2.8x - 15.1x (7.9x)	Increase
Asset Based Finance	1,103	Discounted Cash Flow	Discount Rate	4.7% - 43.7% (12.6%)	Decrease
	429	Market Approach	EBITDA Multiple	1.0x - 1.3x (1.1x)	Increase
			Illiquidity Discount	10.0% - 10.0% (10.0%)	Decrease
	112	Other(3)
	49	Cost
	1	Indicative Dealer Quotes		6.9% - 6.9% (6.9%)	Increase
Equity/Other	607	Market Approach	EBITDA Multiple	4.5x - 25.5x (9.9x)	Increase
			Illiquidity Discount	10.0% - 15.0% (11.2%)	Decrease
	457	Discounted Cash Flow	Discount Rate	3.8% - 20.1% (12.1%)	Decrease
	19	Other(3)
Total	$11,005
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements
Prior to June 14, 2019, in accordance with the 1940 Act, the Company was allowed to borrow amounts such that its asset coverage, calculated pursuant to the 1940 Act, was at least 200% after such borrowing. Effective June 15, 2019, the Company’s asset coverage requirement applicable to senior securities was reduced from 200% to 150%. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). As of September 30, 2026, the aggregate amount outstanding of the senior securities issued by the Company was $6,487. As of September 30, 2026, our asset coverage on our “senior securities representing indebtedness” was 179% and our asset coverage on our “senior securities that are stock” was 177%.
The following tables present summary information with respect to the Company’s outstanding financing arrangements as of September 30, 2026 and December 31, 2025. For additional information regarding these financing arrangements, see the notes to the Company’s audited consolidated financial statements contained in its annual report on Form 10-K for the year ended December 31, 2025. See Note 9 to the financial statements included in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 for a description of amendments or other changes to the financing arrangements during the three months ended March 31, 2026 and June 30, 2026, respectively. Any significant changes to the Company’s financing arrangements during the three months ended September 30, 2026 are discussed below.

	As of September 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	$337	$63	June 2, 2030
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.78% - 1.90%(1)(3)	607(4)	3,134(5)	July 16, 2030
2.625% Notes due 2027(6)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(6)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(6)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(6)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(6)(7)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(6)(7)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(6)(7)	Unsecured Notes	6.13%	400	—	January 15, 2031
7.500% Notes due 2031(6)(7)	Unsecured Notes	7.50%	900	—	August 1, 2031
CLO-2 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%(1)	380	—	April 15, 2037
CLO-3 Notes(2)(9)	Collateralized Loan Obligation	SOFR+1.47% - 2.10%(1)	363	—	January 15, 2038
Convertible Preferred Stock(10)	Preferred Stock	5.00%	150	—
Total			$6,487	$3,197
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
(4)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €351 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.13 as of September 30, 2026 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £64 has been converted to U.S dollars at an exchange rate of £1.00 to $1.33 as of September 30, 2026 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD6 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.70 as of September 30, 2026 to reflect total amount outstanding in U.S. dollars.
(5)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of September 30, 2026, $50 of such letters of credit have been issued.
(6)As of September 30, 2026, the fair value of the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031 was approximately $396, $486, $698, $404, $588, $690, $381 and $881, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(7)As of September 30, 2026, the carrying values of the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031 include a $(12), $(10), $(19) and $(19) increase (decrease), respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
(8)As of September 30, 2026, there were $160.0 of Class A-1 Notes outstanding at SOFR+1.48%, $100.0 of Class A-1L Notes outstanding at SOFR+1.48%, $30.0 of Class A-1W Notes outstanding at SOFR+1.48%, $20.0 of Class A-2L Notes outstanding at SOFR+1.60%, $30.0 of Class B Notes outstanding at SOFR+1.75% and $40.0 of Class C Notes outstanding at SOFR+2.15%.
(9)As of September 30, 2026, there were $125.5 of Class A-1 Notes outstanding at SOFR+1.47%, $150.0 of Class A-1 Senior Floating Rate Loans outstanding at SOFR+1.47%, $19.0 of Class A-2 Notes outstanding at SOFR+1.65%, $35.6 of Class B Notes outstanding at SOFR+1.80% and $33.2 of Class C Notes outstanding at SOFR+2.10%.
(10)The Convertible Preferred Stock pays dividends of 5.00% cash or 7.00% PIK, at the Company’s option, in either case increasing annually by 1.00% per annum beginning on the 5.5-year anniversary of the issue date. See Note 4 for additional information.

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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 9. Financing Arrangements (continued)
For the nine months ended September 30, 2026 and 2025, the components of total interest expense for the Company’s financing arrangements were as follows:

	Nine Months Ended September 30,
	2026			2025
Arrangement(1)	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense	Direct Interest Expense	Amortization of Deferred Financing Costs and Discount / Premium	Total Interest Expense
Ambler Credit Facility(2)	$—	$—	$—	$9	$0	$9
Callowhill Credit Facility(2)	15	0	15	8	0	8
CCT Tokyo Funding Credit Facility(2)	1	0	1	6	0	6
Darby Creek Credit Facility(2)	—	—	—	16	1	17
Meadowbrook Run Credit Facility(2)	8	0	8	14	1	15
Senior Secured Revolving Credit Facility(2)	73	5	78	103	4	107
4.125% Notes due 2025	—	—	—	2	0	2
4.250% Notes due 2025	—	—	—	2	(1)	1
8.625% Notes due 2025	—	—	—	4	1	5
3.400% Notes due 2026	1	0	1	26	4	30
2.625% Notes due 2027	8	1	9	8	0	8
3.250% Notes due 2027	12	1	13	12	0	12
3.125% Notes due 2028	18	1	19	18	1	19
7.875% Notes due 2029	25	2	27	24	0	24
6.875% Notes due 2029(3)	29	2	31	32	3	35
6.125% Notes due 2030(3)	31	1	32	34	1	35
6.125% Notes due 2031(3)	20	1	21	0	1	1
7.500% Notes due 2031(3)	20	1	21	—	—	—
CLO-1 Notes	—	—	—	8	0	8
CLO-2 Notes	15	0	15	12	0	12
CLO-3 Notes	14	0	14	—	—	—
Total	$290	$15	$305	$338	$16	$354
______________________
(1)Borrowings of each of the Company’s wholly-owned, special-purpose financing subsidiaries are considered borrowings of the Company for purposes of complying with the asset coverage requirements applicable to BDCs under the 1940 Act.
(2)Direct interest expense includes the effect of non-usage fees.
(3)Direct interest expense includes the impact of interest rate swaps.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2026 were $7,104 and 5.72%, respectively.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2025 were $8,174 and 5.48%, respectively.
Under its financing arrangements, the Company has made certain representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar financing arrangements. The Company was in compliance with all covenants required by its financing arrangements as of September 30, 2026 and December 31, 2025.

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
On May 4, 2026, a purported stockholder of the Company, Calvin Stuart, filed a putative securities class action complaint in the United States District Court for the Eastern District of Pennsylvania against the Company and certain of its current officers. The case is captioned Stuart v. FS KKR Capital Corp., et al., Case No. 2:26-cv-02969 (E.D. Pa.). The amended complaint, filed on September 28, 2026, alleges that the defendants, including the Adviser, violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making materially false and/or misleading statements and/or omissions concerning, among other things, portfolio valuations, portfolio restructuring, and the Company’s quarterly distribution strategy.
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
On August 21, 2026, a purported stockholder of the Company, Joseph Bruno, filed a shareholder derivative complaint in the United States District Court for the Eastern District of Pennsylvania on behalf of the Company as nominal defendant against certain of the Company’s current officers and directors. The case is captioned Bruno v. Forman et al., No. 2:26-cv-06159 (E.D. Pa.). The complaint asserts various claims against the defendants, including but not limited to breach of fiduciary duties, violations of Section 14(a) of the Exchange Act, and contribution under Sections 10(b) and 21D of the Exchange Act against certain officers, on the basis that, among other things, the defendants allegedly failed to maintain adequate internal controls and allegedly made or caused the Company to make materially false and/or misleading statements and/or omissions concerning, among other things, portfolio valuations, portfolio restructuring, and the Company’s quarterly distribution strategy.
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

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)
Unfunded Commitments
Unfunded commitments to provide funds to portfolio companies are not recorded in the Company’s consolidated balance sheets. Since these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Company has sufficient liquidity to fund these commitments. As of September 30, 2026, the Company’s unfunded commitments consisted of the following:

Category / Company(1)	Commitment Amount
Senior Secured Loans—First Lien
48Forty Solutions LLC	$6.3
48Forty Solutions LLC	1.6
Aareon AG	2.7
AGS Health LLC	2.1
AGS Health LLC	6.0
Alacrity Solutions Group LLC	1.7
Alacrity Solutions Group LLC	2.3
A-Lign Assurance LLC	3.2
A-Lign Assurance LLC	1.5
American Vision Partners Corp	3.6
Apex Service Partners LLC	5.1
Arcfield Acquisition Corp	6.0
Atwell LLC	0.8
Atwell LLC	0.4
AVE Holdings I Corp (fka Amerivet Partners Management Inc)	8.4
Avetta LLC	1.8
Avetta LLC	0.8
Avetta LLC	3.7
BGB Group LLC	2.6
BGB Group LLC	4.8
Bonterra LLC	11.6
Cadence Education LLC	8.5
Cambrex Corp	6.1
Carrier Fire Protection	2.6
Carrier Fire Protection	2.1
Circana Group (f.k.a. NPD Group)	4.3
Civica Group Ltd	4.8
Civica Group Ltd	4.4
Clarience Technologies LLC	11.1
Clarience Technologies LLC	24.5
CLEAResult Consulting Inc	0.8
CLEAResult Consulting Inc	3.0
Clearwater Analytics LLC	2.6
Clearwater Analytics LLC	1.7
Club Car Wash Operating LLC	0.7
Club Car Wash Operating LLC	0.1
ClubCorp Club Operations Inc	0.7
ClubCorp Club Operations Inc	1.1
Com Laude Group Ltd	3.1
Com Laude Group Ltd	1.3
Com Laude Group Ltd	3.0
Command Alkon Inc	1.4
Command Alkon Inc	1.0

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Community Brands Inc	$4.0
Conservice LLC	1.7
Consilium Safety Group AB	10.5
CSafe Global	4.0
Cyncly	3.2
Cyncly	1.6
Dental365 LLC	5.1
Dental365 LLC	0.6
DOXA Insurance Holdings LLC	2.4
DuBois Chemicals Inc	14.7
Eagle Railcar Services Roscoe Inc	10.8
Eagle Railcar Services Roscoe Inc	12.0
Eide Bailly LLP	1.4
Eide Bailly LLP	0.9
Envirotainer Ltd	2.8
Excelitas Technologies Corp	2.4
Express Wash Concepts LLC	0.4
Express Wash Concepts LLC	0.1
Flexera Software LLC	6.5
Follett Software Co	5.6
Fortnox AB	9.0
Foundation Risk Partners Corp	7.4
Foundation Risk Partners Corp	4.8
Frontline Road Safety LLC	13.1
Frontline Road Safety LLC	14.3
Fullsteam Holdings LLC	9.1
Fullsteam Holdings LLC	3.7
Galway Partners Holdings LLC	10.9
GE Vernova Electrification Software LLC	4.5
Gigamon Inc	3.7
Granicus Inc	2.3
Heniff Transportation Systems LLC	0.6
Higginbotham Insurance Agency Inc	0.5
Highgate Hotels Inc	4.2
Highgate Hotels Inc	3.9
HM Dunn Co Inc	4.5
Homrich & Berg Inc	0.8
Homrich & Berg Inc	5.4
Horizon CTS Buyer LLC	8.7
Horizon CTS Buyer LLC	1.4
Inhabit IQ	3.6
Inhabit IQ	2.2
iNova Pharmaceuticals (Australia) Pty Limited	2.5
Insight Global LLC	36.6
Insightsoftware.Com Inc	21.1
Insightsoftware.Com Inc	0.0
Integrated Power Services LLC	4.4
Integrated Power Services LLC	7.3
Integrity Marketing Group LLC	0.1
J S Held LLC	6.9

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Jeppesen Holdings LLC	$2.4
Keystone Agency Partners LLC	5.0
Keystone Agency Partners LLC	3.8
Laboratoires Vivacy SAS	0.6
Lazer Logistics Inc	1.9
Lazer Logistics Inc	1.2
Learning Experience Corp/The	3.5
Legends Hospitality LLC	8.5
Lido Advisors LLC	1.0
Lionbridge Technologies Inc	2.8
Lipari Foods LLC	7.5
Magna Legal Services LLC	2.2
Magna Legal Services LLC	0.9
MAI Capital Management LLC	3.3
MAI Capital Management LLC	2.8
MAI Capital Management LLC	0.3
MB2 Dental Solutions LLC	8.7
Med-Metrix	34.1
Med-Metrix	19.9
Mercer Advisors	3.0
Model N Inc	3.2
NAVEX Global Inc	0.3
NAVEX Global Inc	6.7
NEFCO Corp	4.9
NEFCO Corp	2.1
NeoGov Newt Holdco Inc	1.1
NeoGov Newt Holdco Inc	2.4
NeoGov Newt Holdco Inc	3.5
Net Documents	5.4
Netsmart Technologies Inc	6.2
Netsmart Technologies Inc	6.3
New Era Technology LLC	3.6
OEConnection LLC	8.7
OEConnection LLC	7.0
Orion Services Group LLC	0.1
Oxford Global Resources LLC	7.6
PartsSource Inc	0.4
Pavement Preservation Group Inc	0.5
PCI Pharma Services	24.3
PCI Pharma Services	10.5
Pike Corp	5.5
Pike Corp	4.4
Premise Health Holding Corp	0.5
Premise Health Holding Corp	0.9
PROS Holdings Inc	1.3
PSC Group	1.3
Radwell International LLC	6.2
Railpros Inc	0.4
Railpros Inc	0.6
Resa Power LLC	1.0

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Resa Power LLC	$9.1
Resa Power LLC	4.7
Revere Superior Holdings Inc	3.3
Rialto Capital Management LLC	1.0
Rockefeller Capital Management LP	7.2
Safe-Guard Products International LLC	8.8
SAMBA Safety Inc	0.9
SAMBA Safety Inc	0.6
Schellman Inc	0.5
Schellman Inc	0.8
Service Express Inc	10.7
Service Express Inc	12.2
Service Logic LLC	4.4
Service Logic LLC	4.0
Sphera Solutions Inc	6.4
Sphera Solutions Inc	2.1
Sphera Solutions Inc	20.0
Spins LLC	3.2
Spotless Brands LLC	3.5
Sunbelt Solomon Services LLC	1.8
Sunbelt Solomon Services LLC	2.1
Sweeping Corp of America LLC	3.4
Time Manufacturing Co	14.0
Trackunit ApS	22.0
Trackunit ApS	11.0
Turnpoint Services Inc	0.9
USIC Holdings Inc	0.3
USIC Holdings Inc	1.1
Veriforce LLC	3.7
Veriforce LLC	2.1
Vermont Information Processing Inc	6.7
Vermont Information Processing Inc	1.2
Version1 Software Ltd	3.2
VetCor Professional Practices LLC	4.0
Vigor Marine Group LLC	9.9
Vigor Marine Group LLC	14.7
Vitu	9.1
Waste Services Group Pty Ltd	3.0
Wealth Enhancement Group LLC	2.8
Wealth Enhancement Group LLC	1.6
Wedgewood Weddings	4.8
Wedgewood Weddings	5.8
West Star Aviation Inc	23.3
West Star Aviation Inc	4.2
Woolpert Inc	6.3
Worldwise Inc	0.8
Xylem Kendall	15.9
Xylem Kendall	0.6
Zellis Holdings Ltd	3.3
Zendesk Inc	6.0

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 10. Commitments and Contingencies (continued)

Category / Company(1)	Commitment Amount
Zeus Industrial Products Inc	$9.7
Subordinated Debt
Cyncly	1.6
Nidda Healthcare Holding AG	6.2
Asset Based Finance
Advancion Corp/IL, Revolver	1.5
Bond Aviation Holdings LLC, Term Loan	6.2
Bond Aviation Holdings LLC, Term Loan	5.3
Likewize Corp, Revolver	0.0
Nottingdale Receivables Limited (FKA TalkTalk Telecom Group Ltd), Revolver	2.2
Philippine Airlines 777, Term Loan	1.1
Philippine Airlines 777, Term Loan	1.1
SCRIPPS SPV LLC (FKA EW Scripps Co/The), Revolver	4.5
Sotheby's, Revolver	7.4
TPSI Receivables LLC (Tropicana Products Inc), Revolver	1.8
Wood Group Receivables LLC (FKA John Wood Group PLC), Revolver	5.1
Total	$1,041.1
Unfunded Asset Based Finance/Other commitments	$70.3
_____________
(1)May be commitments to one or more entities affiliated with the named company.
As of September 30, 2026, the Company’s debt commitments are comprised of $607.3 revolving credit facilities and $433.8 delayed draw term loans, which generally are used for acquisitions or capital expenditures and are subject to certain performance tests. Such unfunded debt commitments have a fair value representing unrealized appreciation (depreciation) of $(16.0). The Company’s unfunded Asset Based Finance/Other commitments generally require certain conditions to be met or actual approval from the Adviser prior to funding.
The Senior Secured Revolving Credit Facility provides for the issuance of letters of credit in an initial aggregate face amount of up to $240, subject to increase or reduction from time to time pursuant to the terms of the Senior Secured Revolving Credit Facility. As of September 30, 2026, $50 of such letters of credit have been issued.
As of September 30, 2026, the Company also has an unfunded commitment to provide $434.0 of capital to COPJV. The capital commitment can be satisfied with contributions of cash and/or investments. The capital commitments cannot be drawn without an affirmative vote by both the Company’s and SCRS’s representatives on COPJV’s board of managers.
While the Company does not expect to fund all of its unfunded commitments, there can be no assurance that it will not be required to do so.
In the normal course of business, the Company may enter into guarantees on behalf of portfolio companies. Under such arrangements, the Company would be required to make payments to third parties if the portfolio companies were to default on their related payment obligations. The Company had one such guarantee on behalf of Avenue One PropCo for up to $18.7 outstanding at September 30, 2026.

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights
The following is a schedule of financial highlights of the Company for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Per Share Data:(1)
Net asset value, beginning of period	$20.89	$23.64
Results of operations(2)
Net investment income (loss)	1.31	1.86
Net realized gain (loss) and unrealized appreciation (depreciation)	(2.74)	(1.41)
Net increase (decrease) in net assets resulting from operations	(1.43)	0.45
Distributions to preferred stockholders	(0.01)	—
Net increase (decrease) in net assets resulting from operations applicable to common stockholders	(1.44)	0.45
Common stockholder distributions(3)
Distributions from net investment income to common stockholders	(1.34)	(2.10)
Distributions from net realized gain on investments to common stockholders	—	—
Net decrease in net assets resulting from common stockholder distributions	(1.34)	(2.10)
Capital share transactions
Repurchases of common stock(4)	0.17	—
Issuance of preferred stock	—	—
Net increase (decrease) in net assets resulting from capital share transactions	0.17	—
Net asset value, end of period	$18.28	$21.99
Per share market value, end of period	$10.99	$14.93
Shares of common stock outstanding, end of period	273,532,761	280,066,433
Total return based on net asset value(5)	(6.08)%	1.89%
Total return based on market value(6)	(16.20)%	(23.25)%
Ratio/Supplemental Data:
Net assets, end of period	$4,999	$6,159
Ratio of net investment income to average net assets(7)	9.05%	10.69%
Ratio of total operating expenses to average net assets(7)	13.45%	13.43%
Ratio of waived expenses to average net assets(7)	(0.57)%	—
Ratio of net operating expenses to average net assets(7)	12.88%	13.43%
Portfolio turnover(8)	11.77%	32.88%
Total amount of senior securities outstanding, exclusive of treasury securities	$6,487	$7,369
Asset coverage per unit(9)	1.77	1.84
_______________
(1)Per share data may be rounded in order to recompute the ending net asset value per share.
(2)The per share data was derived by using the weighted average shares of common stock outstanding during the applicable period.
(3)The per share data for distributions reflect the actual amount of distributions declared per share of common stock during the applicable period.
(4)Represents the incremental impact of the Company’s stock repurchase programs by buying shares of the Company’s common stock in the open market at a price lower than net asset value per share.
(5)The total return based on net asset value for each period presented was calculated by taking the net asset value per share as of the end of the applicable period, adding the distributions per share that were declared during the period and dividing the total by the net asset value per share at the beginning of the period. Total return based on net asset value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on net asset value in the table should not be considered a representation of the Company’s future total return based on net asset value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. The total return calculations set forth above represent the total return on the Company’s investment portfolio during the applicable period and do not

FS KKR Capital Corp.
Notes to Unaudited Consolidated Financial Statements (continued)
(dollar amounts in millions, except per share amounts, unless otherwise noted)

Note 11. Financial Highlights (continued)
represent an actual return to stockholders. Total return based on net asset value for the nine months ended September 30, 2026 and 2025 are not annualized.
(6)The total return based on market value for each period presented was calculated based on the change in market price during the applicable period, including the impact of distributions reinvested in accordance with the Company’s DRP. Total return based on market value does not consider the effect of any sales commissions or charges that may be incurred in connection with the sale of shares of the Company’s common stock. The historical calculation of total return based on market value in the table should not be considered a representation of the Company’s future total return based on market value, which may be greater or less than the return shown in the table due to a number of factors, including the Company’s ability or inability to make investments in companies that meet its investment criteria, the interest rates payable on the debt securities the Company acquires, the level of the Company’s expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which the Company encounters competition in its markets, general economic conditions and fluctuations in per share market value. As a result of these factors, results for any previous period should not be relied upon as being indicative of performance in future periods. Total return based on market value for the nine months ended September 30, 2026 and 2025 are not annualized.
(7)Weighted average net assets during the applicable period are used for this calculation. Ratios for the nine months ended September 30, 2026 and 2025 are annualized. Annualized ratios for the nine months ended September 30, 2026 are not necessarily indicative of the ratios that may be expected for the year ending December 31, 2026. The following is a schedule of supplemental ratios for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Ratio of subordinated income incentive fees to average net assets (net of waivers)	1.19%	2.22%
Ratio of interest expense to average net assets	7.53%	7.29%
(8)Portfolio turnover for the nine months ended September 30, 2026 and 2025 are not annualized.
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
Note 13. Subsequent Events
Common Stock Distribution
On October 7, 2026, the Board of Directors declared a regular quarterly distribution of $0.44 per share, which will be paid on or about December 24, 2026 to common stockholders of record as of the close of business on December 16, 2026. Additionally, on October 7, 2026, the Board of Directors declared a special distribution of $0.20 per share, which will be paid on or about December 15, 2026 to common stockholders of record as of the close of business on December 1, 2026. The timing and amount of any future distributions to common stockholders are subject to applicable legal restrictions and the sole discretion of the Board of Directors.
Convertible Preferred Stock Dividend
On October 28, 2026, the Board of Directors declared a cash dividend on the Convertible Preferred Stock for the period from September 30, 2026 to, but excluding, December 31, 2026 in the amount of $0.3125 per preferred share, which will be paid on or about December 31, 2026 to the holders of record as of the close of business on December 15, 2026.
Issuer Share Repurchases
During the period from October 1, 2026 through October 30, 2026, the Company repurchased 1,546,162 shares of common stock pursuant to the Company Share Repurchase Authorization at an average price per share (inclusive of commissions paid) of $10.88 (totaling $17). All such repurchases were made on the Company’s behalf by a third-party agent on the open market at prices below net asset value per share in transactions intended to qualify for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act.

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
Portfolio Investment Activity for the Three and Nine Months Ended September 30, 2026 and for the Year Ended December 31, 2025
Total Portfolio Activity
The following tables present certain selected information regarding our portfolio investment activity for the three and nine months ended September 30, 2026:

	For the Three Months Ended	For the Nine Months Ended
Net Investment Activity	September 30, 2026	September 30, 2026
Purchases	$335	$1,424
Sales and Repayments	(442)	(2,486)
Net Portfolio Activity	$(107)	$(1,062)

	For the Three Months Ended				For the Nine Months Ended
	September 30, 2026				September 30, 2026
New Investment Activity by Asset Class	Purchases	Percentage	Sales and Repayments	Percentage	Purchases	Percentage	Sales and Repayments	Percentage
Senior Secured Loans—First Lien	$290	87%	$(269)	61%	$1,006	71%	$(1,423)	57%
Senior Secured Loans—Second Lien	—	—	(37)	8%	—	—	(42)	2%
Other Senior Secured Debt	—	—	—	—	7	0%	—	—
Subordinated Debt	—	—	—	—	29	2%	(59)	2%
Asset Based Finance	45	13%	(124)	28%	377	27%	(690)	28%
Credit Opportunities Partners JV, LLC	—	—	—	—	—	—	(189)	8%
Equity/Other(1)	—	—	(12)	3%	5	0%	(83)	3%
Total	$335	100%	$(442)	100%	$1,424	100%	$(2,486)	100%
_____________________
(1)Equity/Other includes investments in preferred equity investments. During the three and nine months ended September 30, 2026, purchases of preferred equity investments were $0 and $0, respectively, and sales and repayments of preferred equity investments were $2 and $18, respectively.

The following table summarizes the composition of our investment portfolio at cost and fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	(Unaudited)			December 31, 2025
	Amortized Cost(1)	Fair Value	Percentage of Portfolio	Amortized Cost(1)	Fair Value	Percentage of Portfolio
Senior Secured Loans—First Lien	$7,053	$6,656	58.9%	$7,819	$7,523	57.8%
Senior Secured Loans—Second Lien	544	437	3.9%	598	539	4.2%
Other Senior Secured Debt	43	44	0.4%	65	55	0.4%
Subordinated Debt	109	101	0.9%	122	126	1.0%
Asset Based Finance	1,561	1,314	11.6%	1,831	1,694	13.0%
Credit Opportunities Partners JV, LLC	1,984	1,634	14.4%	2,202	1,968	15.1%
Equity/Other(2)	1,129	1,120	9.9%	1,104	1,104	8.5%
Total	$12,423	$11,306	100.0%	$13,741	$13,009	100.0%
_____________________
(1)Amortized cost represents the original cost adjusted for the amortization of premiums and/or accretion of discounts and PIK interest or dividends, as applicable, on investments.
(2)As of September 30, 2026, Equity/Other included $831 of preferred equity investments at fair value.
The following table presents certain selected information regarding the composition of our investment portfolio as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Number of Portfolio Companies	234	232
% Variable Rate Debt Investments (based on fair value)(1)(2)	60.1%	60.9%
% Fixed Rate Debt Investments (based on fair value)(1)(2)	9.5%	8.2%
% Other Income Producing Investments (based on fair value)(3)	19.2%	21.4%
% Non-Income Producing Investments (based on fair value)(2)	7.8%	6.1%
% of Investments on Non-Accrual (based on fair value)	3.4%	3.4%
Weighted Average Annual Yield on Accruing Debt Investments(2)(4)	10.0%	10.1%
Weighted Average Annual Yield on All Debt Investments(5)	9.0%	9.3%
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
(4)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2026.
(5)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2026.
For the nine months ended September 30, 2026, our total return based on net asset value was (6.08)% and our total return based on market value was (16.20)%. For the year ended December 31, 2025, our total return based on net asset value was 0.21% and our total return based on market value was (20.31)%. See footnotes 5 and 6 to the table included in Note 11 to our unaudited consolidated financial statements included herein for information regarding the calculation of our total return based on net asset value and total return based on market value, respectively.

Direct Originations
We define Direct Originations as any investment where the Adviser or its affiliates negotiates the terms of the transaction beyond just the price, which, for example, may include negotiating financial covenants, maturity dates or interest rate terms. These Direct Originations include participation in other originated transactions where there may be third parties involved, or a bank acting as an intermediary, for a closely held club, or similar transactions. The following table presents certain selected information regarding our Direct Originations as of September 30, 2026 and December 31, 2025:

Characteristics of All Direct Originations held in Portfolio	September 30, 2026	December 31, 2025
Number of Portfolio Companies	226	220
% of Investments on Non-Accrual (based on fair value)	3.0%	3.4%
Total Cost of Direct Originations	$12,063.5	$13,350.0
Total Fair Value of Direct Originations	$10,924.7	$12,636.0
% of Total Investments, at Fair Value	96.6%	97.1%
Weighted Average Annual Yield on Accruing Debt Investments(1)	10.0%	10.1%
Weighted Average Annual Yield on All Debt Investments(2)	9.2%	9.3%
_____________________
(1)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Does not include Debt Investments on non-accrual status. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2026.
(2)The Weighted Average Annual Yield on All Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2026.
Credit Opportunities Partners JV, LLC
COPJV is a joint venture between the Company and SCRS. COPJV’s second amended and restated limited liability company agreement, or the COPJV Agreement, requires the Company and SCRS to provide capital to COPJV of up to $2,975 in the aggregate where the Company and SCRS would provide approximately 79% and 21%, respectively, of the committed capital. Pursuant to the terms of the COPJV Agreement, the Company and SCRS each have 50% voting control of COPJV and are required to agree on all investment decisions as well as certain other significant actions for COPJV. COPJV invests its capital in a range of investments, including senior secured loans (both first lien and second lien) to middle market companies, broadly syndicated loans, equity, warrants and other investments. As administrative agent of COPJV, the Company performs certain day-to-day management responsibilities on behalf of COPJV and is entitled to a fee of 0.25% of COPJV’s assets under administration, calculated and payable quarterly in arrears. As of September 30, 2026, the Company and SCRS have funded $2,520.0 to COPJV, of which $2,016.0 was from the Company.
Below is a summary of COPJV’s portfolio as of September 30, 2026 and December 31, 2025:

	As of
	September 30, 2026	December 31, 2025
Total debt investments(1)	$3,924.1	$4,530.1
Weighted average annual yield on accruing debt investments(2)	9.5%	9.5%
Number of portfolio companies in COPJV	141	158
Largest investment in a single portfolio company	$108.3	$107.3
Unfunded commitments	$38.2	$111.9
____________
(1)“Debt Investments” means investments that pay or are expected to pay a stated interest rate, stated dividend rate or other similar stated return.
(2)The Weighted Average Annual Yield on Accruing Debt Investments is computed as (i) the sum of (a) the stated annual interest rate, dividend rate or other similar stated return of each accruing Debt Investment, multiplied by its par amount, adjusted to U.S. dollars and for any partial income accrual when necessary, as of the end of the applicable reporting period, plus (b) the annual amortization of the purchase or original issue discount or premium of each accruing Debt Investment; divided by (ii) the total amortized cost of Debt Investments included in the calculated group as of the end of the applicable reporting period. Stated annual interest rate for floating rate Debt Investments assumes the greater of (a) the respective base rate in effect as of September 30, 2026, and (b) the stated base rate floor. The base rate utilized in this calculation may not be indicative of the base rates for specific contracts as of September 30, 2026.
Portfolio Composition by Industry Classification
The table below describes investments by industry classification and enumerates the percentage, by fair value, of the total portfolio assets in such industries as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	(Unaudited)		December 31, 2025
Industry Classification	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
Capital Goods	$1,295	11.5%	$1,542	11.9%
Commercial & Professional Services	1,326	11.7%	1,726	13.3%
Consumer Discretionary Distribution & Retail	19	0.2%	60	0.5%
Consumer Durables & Apparel	311	2.7%	306	2.4%
Consumer Services	232	2.1%	263	2.0%
Consumer Staples Distribution & Retail	34	0.3%	99	0.8%
Credit Opportunities Partners JV, LLC	1,634	14.4%	1,968	15.1%
Energy	1	0.0%	24	0.2%
Equity Real Estate Investment Trusts (REITs)	199	1.8%	264	2.0%
Financial Services	711	6.3%	836	6.4%
Food, Beverage & Tobacco	23	0.2%	56	0.4%
Health Care Equipment & Services	1,573	13.9%	1,668	12.8%
Household & Personal Products	8	0.1%	112	0.9%
Insurance	514	4.5%	547	4.2%
Materials	292	2.6%	276	2.1%
Media & Entertainment	461	4.1%	508	3.9%
Pharmaceuticals, Biotechnology & Life Sciences	196	1.7%	217	1.7%
Real Estate Management & Development	—	—	1	0.0%
Software & Services	2,041	18.1%	2,134	16.4%
Technology Hardware & Equipment	22	0.2%	2	0.0%
Telecommunication Services	62	0.5%	109	0.8%
Transportation	352	3.1%	291	2.2%
Total	$11,306	100.0%	$13,009	100.0%

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

The following table shows the distribution of our investments on the 1 to 4 investment rating scale at fair value as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
Investment Rating	Fair Value	Percentage of Portfolio	Fair Value	Percentage of Portfolio
1	$7,300	65%	$8,774	67%
2	2,885	25%	3,212	25%
3	859	8%	760	6%
4	262	2%	263	2%
Total	$11,306	100%	$13,009	100%
The amount of the portfolio in each grading category may vary substantially from period to period resulting primarily from changes in the composition of the portfolio as a result of new investment, repayment and exit activities. In addition, changes in the grade of investments may be made to reflect our expectation of performance and changes in investment values.
Results of Operations
Comparison of the Three and Nine Months Ended September 30, 2026 and September 30, 2025
Revenues
Our investment income for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income	Amount	Percentage of Total Income
Interest income	$160	54.4%	$231	61.9%	$521	58.7%	$716	61.1%
Paid-in-kind interest income	46	15.6%	54	14.5%	126	14.2%	169	14.4%
Fee income	4	1.4%	4	1.1%	11	1.2%	30	2.6%
Dividend and other income	84	28.6%	84	22.5%	230	25.9%	256	21.9%
Total investment income(1)	$294	100.0%	$373	100.0%	$888	100.0%	$1,171	100.0%
___________
(1)Such revenues represent $243 and $311 of cash income earned as well as $51 and $62 in non-cash portions relating to accretion of discount and PIK interest for the three months ended September 30, 2026 and 2025, respectively, and $749 and $978 of cash income earned as well as $139 and $193 in non-cash portions relating to accretion of discount and PIK interest for the nine months ended September 30, 2026 and 2025, respectively. Cash flows related to such non-cash revenues may not occur for a number of reporting periods or years after such revenues are recognized.
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
The decrease in interest and PIK income during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 is primarily attributable to a reduction in the size of our investment portfolio, in addition to the Company placing certain assets on non-accrual status during the three and nine months ended September 30, 2026.
The decrease in dividend income during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily attributable to the decrease in dividends paid in respect to certain equity and asset based finance investments during the nine months ended September 30, 2026. On February 23, 2026, we reduced our equity interests in COPJV to approximately 79% from 87.5%.

Expenses
Our operating expenses for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Management fees	$42	$51	$134	$156
Subordinated income incentive fees	23	33	71	108
Administrative services expenses	3	3	8	8
Accounting and administrative fees	1	1	3	3
Interest expense	99	116	305	354
Other expenses	9	6	22	19
Total operating expenses	177	210	543	648
Subordinated income incentive fee waiver	(12)	—	(23)	—
Net operating expenses	165	210	520	648
Excise taxes	2	4	2	4
Total net expenses, including excise taxes	$167	$214	$522	$652
The decrease in expenses during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 can primarily be attributed to a decrease in management fees and interest expense as a result of the lower asset base and leverage, in addition to the reduction in subordinated income incentive fees as a result of lower investment income as discussed above and the partial waiver of such subordinated income incentive fee (beginning with the fiscal quarter ending June 30, 2026).
The following table reflects selected expense ratios as a percent of average net assets for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ratio of operating expenses to average net assets	3.51%	3.45%	10.09%	10.07%
Ratio of subordinated income incentive fee waiver to average net assets(1)	(0.23)%	—	(0.43)%	—
Ratio of net operating expenses to average net assets	3.28%	3.45%	9.66%	10.07%
Ratio of net incentive fees, interest expense and excise taxes to average net assets(1)(2)	2.20%	2.47%	6.57%	7.20%
Ratio of net operating expenses, excluding certain expenses, to average net assets(3)	1.08%	0.98%	3.09%	2.87%
__________
(1)Ratio data may be rounded in order to recompute the ending ratio of net operating expenses to average net assets or net operating expenses, excluding certain expenses, to average net assets.
(2)Ratio of incentive fees, interest expense and excise taxes to average net assets, excluding the effect of incentive fee waivers, was 2.43% and 7.00% for the three and nine months ended September 30, 2026, respectively. There was no incentive fee waiver in effect for the three and nine months ended September 30, 2025.
(3)Ratio of net operating expenses, excluding certain expenses, to average net assets, excluding the effect of incentive fee waivers, was 1.31% and 3.52% for the three and nine months ended September 30, 2026, respectively.
Incentive fees and interest expense, among other things, may increase or decrease our expense ratios relative to comparative periods depending on portfolio performance and changes in amounts outstanding under our financing arrangements and benchmark interest rates such as SOFR, among other factors.
Net Investment Income
Our net investment income totaled $127 ($0.46 per share) and $159 ($0.57 per share) for the three months ended September 30, 2026 and 2025, respectively. Our net investment income totaled $366 ($1.31 per share) and $519 ($1.86 per share) for the nine months ended September 30, 2026 and 2025, respectively.
The decrease in net investment income during the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025 can primarily be attributed to lower investment income during the three and nine months ended September 30, 2026 as discussed above.

Net Realized Gains or Losses
Our net realized gains (losses) on investments, foreign currency forward contracts and foreign currency for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net realized gain (loss) on investments(1)	$(126)	$(53)	$(398)	$(206)
Net realized gain (loss) on foreign currency forward contracts	(3)	0	(7)	(3)
Net realized gain (loss) on foreign currency	(1)	(20)	(10)	(25)
Total net realized gain (loss)	$(130)	$(73)	$(415)	$(234)
______________
(1)We sold investments and received principal repayments, respectively, of $237 and $205 during the three months ended September 30, 2026 and $641 and $705 during the three months ended September 30, 2025. We sold investments and received principal repayments, respectively, of $1,577 and $909 during the nine months ended September 30, 2026 and $2,020 and $2,089 during the nine months ended September 30, 2025.
Net Change in Unrealized Appreciation (Depreciation)
Our net change in unrealized appreciation (depreciation) on investments, foreign currency forward contracts and unrealized gain (loss) on foreign currency for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net change in unrealized appreciation (depreciation) on investments	$70	$100	$(385)	$(69)
Net change in unrealized appreciation (depreciation) on foreign currency forward contracts	3	3	11	(17)
Net change in unrealized gain (loss) on foreign currency	3	25	23	(60)
Total net change in unrealized appreciation (depreciation)	$76	$128	$(351)	$(146)
The net change in unrealized appreciation (depreciation) on investments during the three months ended September 30, 2026 was driven primarily by appreciation on specific assets in the portfolio. The net change in unrealized appreciation (depreciation) on investments during the nine months ended September 30, 2026 was driven primarily by reduced valuations of certain portfolio companies during the nine months ended September 30, 2026, including COPJV, Production Resource Group and Kellermeyer Bergensons Services LLC. The net change in unrealized appreciation (depreciation) on investments during the three months ended September 30, 2025 was driven primarily by appreciation on several specific assets in the portfolio. The net change in unrealized appreciation (depreciation) on investments during the nine months ended September 30, 2025 was driven primarily by reduced valuations of certain portfolio companies during the year, including Production Resource Group, 48Forty Solutions and Kellermeyer Bergensons Services LLC.
Provision for Taxes on Realized Gains on Investments
During the nine months ended September 30, 2026 and 2025, we recorded a provision for taxes on realized gains with respect to one of our equity investments of $0 and $(11), respectively.
Realized Losses from Extinguishment of Debt
During the nine months ended September 30, 2026 and 2025, we recorded a net realized loss from the extinguishment of debt of $(2) and $(3), respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended September 30, 2026, the net increase in net assets resulting from operations was $73 ($0.27 per share of common stock) compared to a net increase in net assets resulting from operations of $214 ($0.76 per share of common stock) during the three months ended September 30, 2025.
For the nine months ended September 30, 2026, the net decrease in net assets resulting from operations was $(402) ($(1.44) per share of common stock) compared to a net increase in net assets resulting from operations of $125 ($0.45 per share of common stock) during the nine months ended September 30, 2025.

Distributions to Preferred Stockholders
During the three and nine months ended September 30, 2026, we recorded distributions to preferred stockholders of $2 and $2, respectively.
Net Increase (Decrease) in Net Assets Resulting from Operations applicable to Common Stockholders
For the three months ended September 30, 2026, the net increase in net assets resulting from operations applicable to common stockholders was $71 ($0.26 basic and diluted per share of common stock) compared to a net increase in net assets resulting from operations applicable to common stockholders of $214 ($0.76 basic and diluted per share of common stock) during the three months ended September 30, 2025.
For the nine months ended September 30, 2026, the net decrease in net assets resulting from operations applicable to common stockholders was $(404) ($(1.45) basic and diluted per share of common stock) compared to a net increase in net assets resulting from operations applicable to common stockholders of $125 ($0.45 basic and diluted per share of common stock) during the nine months ended September 30, 2025.
Financial Condition, Liquidity and Capital Resources
Overview
As of September 30, 2026, we had $111 in cash, cash equivalents, including money market funds, and foreign currency, which we or our wholly-owned financing subsidiaries held in custodial accounts, and $3,197 in borrowings available under our financing arrangements, subject to borrowing base and other limitations. As of September 30, 2026, we also had broadly syndicated investments and opportunistic investments that could be sold to create additional liquidity. As of September 30, 2026, we had unfunded debt investments with aggregate unfunded commitments of $1,041.1, unfunded equity/other commitments of $70.3 and unfunded commitments of $434.0 to COPJV. We maintain sufficient cash on hand, available borrowings and liquid securities to fund such unfunded commitments should the need arise.
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

In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to holders of any class of our capital stock, or to purchase any such capital stock, would be restricted if our “senior securities representing indebtedness” fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution or at the time of any such purchase, and accounting for such distribution or purchase price). The 1940 Act does not apply this limitation to privately arranged debt that is not intended to be publicly distributed, unless this limitation is specifically negotiated by the lender. In addition, our ability to pay dividends or distributions (other than dividends payable in our common stock) to our common stockholders, or to purchase any shares of our common stock, would be restricted if our “senior securities that are stock” fail to have an asset coverage of at least 150% (measured at the time of declaration of such distribution, or at the time of any such purchase, and accounting for such distribution or purchase price). If the value of our assets declines, we might be unable to satisfy these asset coverage requirements. To satisfy the 150% asset coverage requirement in the event that we are seeking to pay a distribution, for example, we might either have to (i) liquidate a portion of our portfolio to repay a portion of our indebtedness or (ii) issue common stock. This may occur at a time when a sale of a portfolio asset may be disadvantageous, or when we have limited access to capital markets on agreeable terms. In addition, any amounts that we use to service our indebtedness or outstanding preferred stock, or for offering costs, will not be available for distributions to our stockholders. If we are unable to regain the requisite asset coverage through these methods, we may be forced to suspend the payment of such dividends or distributions. As of September 30, 2026, the aggregate amount outstanding of the senior securities issued by us was $6.5 billion. As of September 30, 2026, our asset coverage on our “senior securities representing indebtedness” was 179% and our asset coverage on our “senior securities that are stock” was 177%. See Note 9 for a discussion of the Company’s financing arrangements.
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
Financing Arrangements
The following table presents summary information with respect to our outstanding financing arrangements as of September 30, 2026:

	As of September 30, 2026 (Unaudited)
Arrangement	Type of Arrangement	Rate	Amount Outstanding	Amount Available	Maturity Date
Callowhill Credit Facility(2)	Revolving Credit Facility	SOFR+1.75%(1)	$337	$63	June 2, 2030
Senior Secured Revolving Credit Facility(2)	Revolving Credit Facility	SOFR+1.78% - 1.90%(1)(3)	607(4)	3,134(5)	July 16, 2030
2.625% Notes due 2027(6)	Unsecured Notes	2.63%	400	—	January 15, 2027
3.250% Notes due 2027(6)	Unsecured Notes	3.25%	500	—	July 15, 2027
3.125% Notes due 2028(6)	Unsecured Notes	3.13%	750	—	October 12, 2028
7.875% Notes due 2029(6)	Unsecured Notes	7.88%	400	—	January 15, 2029
6.875% Notes due 2029(6)(7)	Unsecured Notes	6.88%	600	—	August 15, 2029
6.125% Notes due 2030(6)(7)	Unsecured Notes	6.13%	700	—	January 15, 2030
6.125% Notes due 2031(6)(7)	Unsecured Notes	6.13%	400	—	January 15, 2031
7.500% Notes due 2031(6)(7)	Unsecured Notes	7.50%	900	—	August 1, 2031
CLO-2 Notes(2)(8)	Collateralized Loan Obligation	SOFR+1.48% - 2.15%(1)	380	—	April 15, 2037
CLO-3 Notes(2)(9)	Collateralized Loan Obligation	SOFR+1.47% - 2.10%(1)	363	—	January 15, 2038
Convertible Preferred Stock(10)	Preferred Stock	5.00%	150	—
Total			$6,487	$3,197
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
(4)Amount includes borrowing in Euros, pounds sterling and Australian dollars. Euro balance outstanding of €351 has been converted to U.S. dollars at an exchange rate of €1.00 to $1.13 as of September 30, 2026 to reflect total amount outstanding in U.S. dollars. Pounds sterling balance outstanding of £64 has been converted to U.S dollars at an exchange rate of £1.00 to $1.33 as of September 30, 2026 to reflect total amount outstanding in U.S. dollars. Australian dollar balance outstanding of AUD6 has been converted to U.S dollars at an exchange rate of AUD1.00 to $0.70 as of September 30, 2026 to reflect total amount outstanding in U.S. dollars.
(5)The amount available for borrowing under the Senior Secured Revolving Credit Facility is reduced by any standby letters of credit issued under the Senior Secured Revolving Credit Facility. As of September 30, 2026, $50 of such letters of credit have been issued.

(6)As of September 30, 2026, the fair value of the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031 was approximately $396, $486, $698, $404, $588, $690, $381 and $881, respectively. These valuations are considered Level 2 valuations within the fair value hierarchy.
(7)As of September 30, 2026, the carrying values of the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031 include a $(12), $(10), $(19) and $(19) increase (decrease), respectively, as a result of an effective hedge accounting relationship. See Note 7 for additional information.
(8)As of September 30, 2026, there were $160.0 of Class A-1 Notes outstanding at SOFR+1.48%, $100.0 of Class A-1L Notes outstanding at SOFR+1.48%, $30.0 of Class A-1W Notes outstanding at SOFR+1.48%, $20.0 of Class A-2L Notes outstanding at SOFR+1.60%, $30.0 of Class B Notes outstanding at SOFR+1.75% and $40.0 of Class C Notes outstanding at SOFR+2.15%.
(9)As of September 30, 2026, there were $125.5 of Class A-1 Notes outstanding at SOFR+1.47%, $150.0 of Class A-1 Senior Floating Rate Loans outstanding at SOFR+1.47%, $19.0 of Class A-2 Notes outstanding at SOFR+1.65%, $35.6 of Class B Notes outstanding at SOFR+1.80% and $33.2 of Class C Notes outstanding at SOFR+2.10%.
(10)The Convertible Preferred Stock pays dividends of 5.00% cash or 7.00% PIK, at the Company’s option, in either case increasing annually by 1.00% per annum beginning on the 5.5-year anniversary of the issue date. See Note 4 for additional information.
The Company’s average borrowings and weighted average interest rate, including the effect of non-usage fees, for the nine months ended September 30, 2026 were $7,104 and 5.72%, respectively. As of September 30, 2026, the Company’s weighted average stated interest rate on borrowings, including the effect of non-usage fees and excluding amortization of deferred financing costs and discounts, was 5.57%.
See Note 9 to our unaudited consolidated financial statements included herein for additional information regarding our financing arrangements.
Equity Issuances
On May 9, 2025, we entered into separate equity distribution agreements, or the Equity Distribution Agreements, with each of Truist Securities, Inc., RBC Capital Markets, LLC, KKR Capital Markets LLC, and SMBC Nikko Securities America, Inc., pursuant to which we may, from time to time, issue and sell up to an aggregate gross amount of $750 million in shares of our common stock through public or at-the-market offerings, or the ATM Program. During the nine months ended September 30, 2026, the Company did not issue or sell shares of its common stock under the ATM Program. For further details regarding the ATM Program and the Equity Distribution Agreements, see “At the Market” Offering” in Note 3 to our unaudited consolidated financial statements included herein.
Convertible Preferred Stock
On June 29, 2026, we issued and sold 6,000,000 shares of the Convertible Preferred Stock to the Purchaser pursuant to the Purchase Agreement, at a price of $25.00 per share. See Note 4 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information regarding the Convertible Preferred Stock.

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
Holders of the Convertible Preferred Stock are entitled to receive cumulative dividends at an annual rate of 5.00% of the Liquidation Preference per share, computed on the basis of a 360-day year consisting of twelve 30-day months, payable in cash. At our option, dividends may instead be paid at an annual rate of 7.00% of the Liquidation Preference per share in additional shares of Convertible Preferred Stock, or a PIK Dividend, valued at the Liquidation Preference per share; provided that we are prohibited from paying dividends in additional shares if the conversion feature at the time of issuance of such additional shares is equal to or greater than 10.00% of the value of the Convertible Preferred Stock. After the 5.5-year anniversary of the issue date, both the cash dividend rate and the PIK Dividend rate will each increase by 1.00% per annum on each annual anniversary thereafter. Dividends are payable quarterly in arrears on March 31, June 30, September 30, and December 31 of each year, each, a Dividend Payment Date, or, if such date is not a business day, on the next succeeding business day. Dividends are paid to holders of record as of the close of business on the record date designated by the Board for the applicable Dividend Payment Date. Each dividend period begins on and includes a Dividend Payment Date (or, for the initial period, the issue date) and ends on, but excludes, the next succeeding Dividend Payment Date.
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
During certain periods, our distributions may exceed our earnings. As a result, it is possible that a portion of the distributions we make may represent a return of capital. A return of capital generally is a return of a stockholder’s investment rather than a return of earnings or gains derived from our investment activities. Each year a statement on Form 1099-DIV identifying the sources of the distributions will be mailed to our stockholders. No portion of the distributions paid during the nine months ended September 30, 2026 or 2025 represented a return of capital.
We intend to make our regular distributions on common stock in the form of cash, out of assets legally available for distribution, except for those stockholders who receive their distributions in the form of shares of our common stock under the DRP. Any distributions reinvested under the plan will nevertheless remain taxable to a stockholder.
The following tables reflect the distributions per share that we have declared on our common stock during the nine months ended September 30, 2026 and 2025:

For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Dividend per Share
February 19, 2026	March 18, 2026	April 2, 2026	$0.48
May 6, 2026	June 17, 2026	July 2, 2026	0.42
August 5, 2026	September 16, 2026	October 2, 2026	0.44
Total Dividends Declared			$1.34

For the Nine Months Ended September 30, 2025
Date Declared	Record Date	Payment Date	Dividend per Share
February 25, 2025	March 19, 2025	April 2, 2025	$0.70
May 5, 2025	June 18, 2025	July 2, 2025	0.70
July 31, 2025	September 17, 2025	October 2, 2025	0.70
Total Dividends Declared			$2.10
The following table reflects the dividends per share that we have declared on the Convertible Preferred Stock during the nine months ended September 30, 2026:

For the Nine Months Ended September 30, 2026
Date Declared	Record Date	Payment Date	Dividend per Share
July 30, 2026	September 15, 2026	September 30, 2026	$0.315972
Total Dividends Declared			$0.315972

See Note 5 to our unaudited consolidated financial statements included herein for additional information regarding our distributions.
Recent Developments
Common Stock Distribution
On October 7, 2026, our Board of Directors declared a regular quarterly distribution of $0.44 per share, which will be paid on or about December 24, 2026 to common stockholders of record as of the close of business on December 16, 2026. Additionally, on October 7, 2026, the Board of Directors declared a special distribution of $0.20 per share, which will be paid on or about December 15, 2026 to common stockholders of record as of the close of business on December 1, 2026. The timing and amount of any future distributions to common stockholders are subject to applicable legal restrictions and the sole discretion of our Board of Directors.
Convertible Preferred Stock Dividend
On October 28, 2026, our Board of Directors declared a cash dividend on the Convertible Preferred Stock for the period from September 30, 2026 to, but excluding, December 31, 2026 in the amount of $0.3125 per preferred share, which will be paid on or about December 31, 2026 to the holders of record as of the close of business on December 15, 2026.
Issuer Share Repurchases
During the period from October 1, 2026 to October 30, 2026, 2026, we repurchased 1,546,162 shares of common stock pursuant to the Company Share Repurchase Authorization at an average price per share (inclusive of commissions paid) of $10.88 (totaling $17). All such repurchases were made on our behalf by a third-party agent on the open market at prices below net asset value per share in transactions intended to qualify for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act.

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
As of September 30, 2026, our investment portfolio, valued at fair value in accordance with our Board-approved valuation policy, represented 96.68% of our total assets, as compared to 94.76% of our total assets as of December 31, 2025.
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
ASC Topic 820, Fair Value Measurements and Disclosure, or ASC Topic 820, issued by the FASB clarifies the definition of fair value and requires companies to expand their disclosure about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. ASC Topic 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 also establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical securities; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
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
Other Contractual Obligations
We have entered into agreements with the Adviser to provide us with investment advisory and administrative services. Payments for investment advisory services under the Advisory Agreement are equal to (a) an annual base management fee based on the average weekly value of our gross assets (excluding cash and cash equivalents) and (b) an incentive fee based on our performance. The Adviser is reimbursed for administrative expenses incurred on our behalf. See Note 4 to our unaudited consolidated financial statements included herein for a discussion of these agreements and for the amount of fees and expenses accrued under these agreements during the nine months ended September 30, 2026 and 2025.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
Interest Rate Risk
We are subject to financial market risks, including changes in interest rates. As of September 30, 2026, 60.1% of our portfolio investments (based on fair value) were debt investments paying variable interest rates and 9.5% were debt investments paying fixed interest rates while 19.2% were other income producing investments, 7.8% consisted of non-income producing investments, and the remaining 3.4% consisted of investments on non-accrual status. A rise in the general level of interest rates can be expected to lead to higher interest rates applicable to any variable rate investments we hold and to declines in the value of any fixed rate investments we hold. However, many of our variable rate investments provide for an interest rate floor, which may prevent our interest income from increasing until benchmark interest rates increase beyond a threshold amount. To the extent that a substantial portion of our investments may be in variable rate investments, an increase in interest rates beyond this threshold would make it easier for us to meet or exceed the hurdle rate applicable to the subordinated income incentive fee, and may result in a substantial increase in our net investment income and to the amount of incentive fees payable to the Adviser with respect to our increased pre-incentive fee net investment income. A prolonged reduction in interest rates could reduce our gross investment income and could result in a decrease in our net investment income if such decreases in interest rates are not offset by a corresponding increase in the spread over the reference rate that we earn on any portfolio investments, a decrease in our operating expenses or a decrease in the interest rate of our floating interest rate liabilities. Changes in the general level of interest rates can affect our net interest income. Changes in interest rates can also affect, among other things, our ability to acquire leveraged loans, high yield bonds and other debt investments and the value of our investment portfolio.
Pursuant to the terms of the Callowhill Credit Facility, Senior Secured Revolving Credit Facility, the CLO-2 Notes and the CLO-3 Notes, we borrow at a floating rate based on a benchmark interest rate. Under the indentures governing the 2.625% Notes due 2027, the 3.250% Notes due 2027, the 3.125% Notes due 2028, the 7.875% Notes due 2029, the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031, we pay interest to the holders of such notes at a fixed rate, except that the 6.875% Notes due 2029, the 6.125% Notes due 2030, the 6.125% Notes due 2031 and the 7.500% Notes due 2031 have been swapped from a fixed rate to a floating rate through interest rate swaps. Pursuant to the terms of the Articles Supplementary, we pay the holders of the Convertible Preferred Stock a fixed rate dividend. To the extent that any present or future credit facilities or other financing arrangements that we or any of our subsidiaries enter into are based on a floating interest rate, we will be subject to risks relating to changes in market interest rates. In periods of rising interest rates when we or our subsidiaries have such debt outstanding, or financing arrangements in effect, our interest expense would increase, which could reduce our net investment income, especially to the extent we hold fixed rate investments.
The following table shows the effect over a twelve month period of changes in interest rates on our interest income, interest expense and net interest income, assuming no changes in the composition of our investment portfolio, including the accrual status of our investments, and our financing arrangements in effect as of September 30, 2026 (dollar amounts are presented in millions):

Basis Point Change in Interest Rates	Increase (Decrease) in Interest Income(1)	Increase (Decrease) in Interest Expense(2)	Increase (Decrease) in Net Interest Income	Percentage Change in Net Interest Income
Down 250 basis points	$(176)	$(108)	$(68)	(15.5)%
Down 200 basis points	(141)	(87)	(54)	(12.3)%
Down 150 basis points	(106)	(65)	(41)	(9.3)%
Down 100 basis points	(70)	(43)	(27)	(6.2)%
Down 50 basis points	(35)	(22)	(13)	(3.0)%
Up 50 basis points	35	22	13	3.0%
Up 100 basis points	70	43	27	6.2%
Up 150 basis points	106	65	41	9.3%
Up 200 basis points	141	87	54	12.3%
Up 250 basis points	176	108	68	15.5%
_______________
(1)Assumes no defaults or prepayments by portfolio companies over the next twelve months.
(2)Assumes current debt outstanding as of September 30, 2026, and no changes over the next twelve months. Includes the effect of interest rate swaps designed as hedging instruments.
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

The table below presents the effect that a 10% immediate, unfavorable change in the foreign currency exchange rates (i.e. strengthening of the U.S. dollar) would have on the fair value of our investments denominated in foreign currencies as of September 30, 2026, by foreign currency, all other valuation assumptions remaining constant. In addition, the table below presents the par value of our investments denominated in foreign currencies and the notional amount of foreign currency forward contracts in local currency in place as of September 30, 2026 to hedge against foreign currency risks.

	Investments Denominated in Foreign Currencies As of September 30, 2026					Economic Hedging As of September 30, 2026
	Cost in Local Currency		Cost in US$	Fair Value	Reduction in Fair Value as of September 30, 2026 if 10% Adverse Change in Exchange Rate(1)	Net Foreign Currency Hedge Amount in Local Currency		Net Foreign Currency Hedge Amount in U.S. Dollars
Australian Dollars	A$	5.5	$3.8	$4.3	$0.4	A$	0.6	$0.4
British Pound Sterling		£131.0	173.8	178.2	17.8		£131.0	173.8
Euros		€337.0	382.3	359.4	35.9		€11.4	12.9
Swedish Krona	SEK	1,172.8	117.3	82.6	8.3	SEK	497.6	49.9
Total			$677.2	$624.5	$62.4			$237.0
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
As of September 30, 2026, the net contractual amount of our foreign currency forward contracts totaled $238.9, all of which related to hedging of our foreign currency denominated debt investments. As of September 30, 2026, we had outstanding borrowings denominated in foreign currencies of €351, £64 and A$6 under our Senior Secured Revolving Credit Facility.
In addition, we may have risk regarding portfolio valuation. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Valuation of Portfolio Investments.”

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026.
Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three month period ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 (filed with the SEC on February 25, 2026) and Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (filed with the SEC on August 6, 2026), the following risk factors may materially affect our business, financial condition and/or operating results, as well as the market price of our securities.
We may be subject to risks associated with our investments in unitranche loans.
We originate and invest in unitranche loans, which combine characteristics of first lien, second lien and, in some cases, subordinated or mezzanine debt, generally within a single credit facility. In certain unitranche investments, another lender may hold the “first out” portion of the loan while we retain the “last out” portion, or we may otherwise structure a unitranche loan to provide for a waterfall of cash flow priority among lenders. Where a loan is structured in this manner, the “first out” tranche will generally receive priority with respect to payments of principal, interest and any other amounts due under the loan, while the “last out” tranche we hold is generally paid only after the “first out” tranche has been paid in full. In exchange for assuming this increased risk of loss, we typically expect to earn a higher effective yield on the “last out” portion than is earned on the “first out” portion or on a traditional first lien loan. The rights we may have with respect to the collateral securing a unitranche loan, including the ability to control enforcement remedies following a default, may also be limited under the agreement among lenders or similar arrangement governing the loan, and the holders of the “first out” tranche may be able to control such remedies even where our interests as the “last out” lender are adversely affected.
Unitranche loans may also rank junior to other debt instruments of the portfolio company and may provide for a significant portion of principal to be repaid in a lump sum at maturity, which increases the risk of loss if the portfolio company is unable to repay or refinance that amount when due. As a result of these features, our unitranche loan investments may involve a greater risk of loss than investments in more senior, traditionally structured first lien loans, and any such losses could have a material adverse effect on our business, financial condition and results of operations.
We and the Adviser could be the target of litigation, and extensive regulation of the Adviser’s and its affiliates’ business may impede its ability to effectively manage our portfolio companies, which could materially and adversely affect our business.
We and the Adviser have become, and could in the future become, the target of securities class action litigation or other similar claims, including if the market price of our common stock fluctuates significantly or for other reasons. The proceedings could continue without resolution for long periods of time and the outcome of any such proceedings could materially adversely affect our business, financial condition, and/or operating results. Any litigation or other similar claims could consume substantial amounts of our management’s time and attention, and that time and attention and the devotion of associated resources could, at times, be disproportionate to the amounts at stake. Litigation and other claims are subject to inherent uncertainties, and a material adverse impact on our financial statements could occur for the period in which the effect of an unfavorable final outcome in litigation or other similar claims becomes probable and reasonably estimable. In addition, we could incur expenses associated with defending ourselves against litigation and other similar claims, and these expenses could be material to our earnings in future periods. See also “Note 10.

Commitments and Contingencies — Litigation” to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
For instance, on January 14, 2025, the Antitrust Division of the U.S. Department of Justice, or the DOJ, filed a civil antitrust complaint, or the DOJ Complaint, in the U.S. District Court for the Southern District of New York against KKR & Co. and various KKR-sponsored investment entities, or the KKR Defendants, alleging violations of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, or the HSR Act. The DOJ Complaint requests various relief for the alleged violations of the HSR Act by the KKR Defendants, including civil penalties in an amount to be determined and various equitable relief, including disgorgement and enjoining future violations of the HSR Act. On January 14, 2025, KKR & Co. and its subsidiaries filed a complaint, or the KKR Complaint, in the U.S. District Court for the District of Columbia against Doha Mekki in her official capacity as Acting Assistant Attorney General of the United States for the Antitrust Division, the DOJ, the Federal Trade Commission, or the FTC, and the United States of America pertaining to the HSR-related investigations conducted by the DOJ. On January 16, 2025, KKR & Co. voluntarily dismissed the KKR Complaint filed in the U.S. District Court for the District of Columbia and re-filed it in the U.S. District Court for the Southern District of New York as related to the DOJ Complaint. The KKR Complaint requests various forms of relief, including declaratory judgments that: (i) KKR & Co. did not violate the HSR Act; (ii) the DOJ’s and FTC’s interpretations of the HSR Act are unconstitutionally vague; and (iii) the DOJ seeks an excessive fine in violation of the U.S. Constitution. KKR & Co. filed a motion to dismiss the DOJ Complaint on April 17, 2025. The DOJ filed its motion to dismiss the KKR Complaint on April 23, 2025, and KKR & Co. and the DOJ agreed to dismiss one count of the KKR Complaint and to stay the rest of the DOJ’s motion to dismiss pending resolution of KKR & Co.’s motion to dismiss the DOJ Complaint. On August 26, 2026, KKR & Co. entered into a Stipulation and Order (the “Stipulation”) with the DOJ to resolve the DOJ Complaint. Pursuant to the Stipulation and contingent on a proposed final judgment becoming effective, the DOJ would release all defendants from claims made in the DOJ Complaint, and KKR & Co. would pay $250.0 million to the DOJ. Additionally, the DOJ notified KKR & Co. that it has terminated all of its related investigations against KKR & Co. and its affiliates. The Stipulation and a proposed final judgment were filed with the U.S. District Court for the Southern District of New York on August 26, 2026. The proposed final judgment is subject to judicial approval under the Antitrust Procedures and Penalties Act, 15 U.S.C. § 16, for the limited purpose of determining whether the proposed final judgment is in the public interest. In addition, KKR & Co. is currently, and may from time to time become, subject to other investigations by the Antitrust Division of the DOJ and other U.S. or non-U.S. governmental authorities related to antitrust matters.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Equity Securities Issuances
The Company did not sell any equity securities during the fiscal quarter ended September 30, 2026 that were not registered under the Securities Act.
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

During the nine months ended September 30, 2026, the Company repurchased 6,533,672 shares of common stock pursuant to the Company Share Repurchase Authorization at an average price per share (inclusive of commissions paid) of $11.20 (totaling $73). All such repurchases were made on the Company’s behalf by a third-party agent on the open market at prices below net asset value per share in transactions intended to qualify for the safe harbors provided by Rules 10b5-1 and 10b-18 under the Exchange Act.
The table below provides information concerning purchases of our shares of common stock by or on behalf of the Company or any “affiliated purchaser,” as defined by Rule 10b-18(a)(3) promulgated under the Exchange Act during the quarterly period ended September 30, 2026. Dollar amounts in the table below and the related notes are presented in millions, except for share and per share amounts.

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2026 through July 31, 2026	3,348,353	$10.75	3,348,353	$260
August 1, 2026 through August 31, 2026	609,769	12.20	609,769	$253
September 1, 2026 through September 30, 2026	2,197,750	11.71	2,197,750	$227
	6,155,872	$11.24	6,155,872
___________
(1)Amount includes commissions paid.
(2)Includes amounts pursuant to the Company Share Repurchase Authorization.
Item 3.    Defaults upon Senior Securities.
Not applicable.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item  5.    Other Information.
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, none of our directors or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
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

		Closing Sales Price		Premium / (Discount) of High Sales Price to NAV(2)	Premium / (Discount) of Low Sales Price to NAV(2)
For the Three Months Ended (unless otherwise indicated)	NAV per Share(1)	High	Low
Fiscal Year Ended December 31, 2024
March 31, 2024	$24.32	$20.89	$18.36	(14.10)%	(24.51)%
June 30, 2024	23.95	20.71	18.82	(13.53)%	(21.42)%
September 30, 2024	23.82	20.43	18.74	(14.23)%	(21.33)%
December 31, 2024	23.64	22.22	19.71	(6.01)%	(16.62)%
Fiscal Year Ended December 31, 2025
March 31, 2025	23.37	24.06	20.47	2.95%	(12.41)%
June 30, 2025	21.93	21.50	17.95	(1.96)%	(18.15)%
September 30, 2025	21.99	22.48	14.93	2.23%	(32.11)%
December 31, 2025	20.89	16.13	14.16	(22.79)%	(32.22)%
Fiscal Year Ending December 31, 2026
March 31, 2026	18.83	14.93	9.91	(20.71)%	(47.37)%
June 30, 2026	18.30	11.62	10.04	(36.50)%	(45.14)%
September 30, 2026	18.28	12.64	10.33	(30.85)%	(43.49)%
Fourth Quarter of 2026 (through October 30, 2026)	N/A*	11.17	10.08	N/A*	N/A*
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
On October 30, 2026, the last reported closing sales price of our common stock on the NYSE was $11.03 per share. As of October 30, 2026, we had 6,815 record holders of our common stock which does not include beneficial owners of shares of common stock held in “street name” by brokers and other institutions on behalf of stockholders.
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
Fees and Expenses
The information in the following table is being provided to update, as of September 30, 2026, certain information in the Company’s effective shelf registration statement on Form N-2 (File No. 333-282226), which became effective automatically upon filing with the SEC on September 19, 2024, as supplemented by the prospectus supplement relating to our ATM Program (as defined in “At the Market” Offering” in Note 3 to our consolidated financial statements included herein), dated May 9, 2025, as may be further amended and supplemented from time to time. The information is intended to assist stockholders in understanding the costs and expenses that an investor in our common stock will bear directly or indirectly. We caution stockholders that some of the percentages indicated in the table below are estimates and may vary. Except where the context suggests otherwise, whenever this Quarterly Report on Form 10-Q, or any filing under the Securities Act into which this Quarterly Report on Form 10-Q is incorporated by reference, contains a reference to fees or expenses paid by “you,” “us” or “the Company,” or that “we” will pay fees or expenses, our stockholders will indirectly bear such fees or expenses as investors in us.

Except as noted below, the following annualized percentages were calculated based on actual expenses incurred in the nine months ended September 30, 2026 and net assets as of September 30, 2026, and do not include events occurring subsequent thereto. The table and examples below include all fees and expenses of our consolidated subsidiaries.

Stockholder Transaction Expenses (as a percentage of offering price)
Sales load or other commission payable by us(1)	—
Offering expenses(2)	—
Distribution reinvestment plan expenses(3)	None
Total stockholder expenses	—

Annual expenses (as a percentage of net assets attributable to common stock)(4)
Base management fee(5)	3.31%
Incentive fees payable under the Advisory Agreement(6)	1.75%
Interest payments on borrowed funds(7)	9.83%
Other expenses(8)	1.19%
Acquired fund fees and expenses(9)	2.34%
Total annual expenses(10)	18.42%
Distributions to preferred stockholders(11)	0.05%
Total annual expenses after distributions to preferred stockholders	18.47%
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
(4)“Net assets attributable to common stock” equals our average net assets of $5.4 billion as of September 30, 2026.
(5)Our base management fee under the Advisory Agreement is payable quarterly in arrears and is calculated at an annual rate of 1.50% of the average weekly value of our gross assets (excluding cash and cash equivalents), which are assumed to equal 235% of our average net assets as described in footnote 4 above. To the extent our gross assets financed by leverage exceed 1.0x debt-to-equity, the excess amount of gross assets are calculated at rate of 1.00%. The base management fee shown in the table above is higher than 1.50% because the base management fee in the table is required to be calculated as a percentage of our average net assets, rather than gross assets.
(6)The incentive fee in the Advisory Agreement consists of two parts. The first part of the incentive fee, which is referred to as the subordinated income incentive fee, will be calculated and payable quarterly in arrears, will equal 17.5% of our “pre-incentive fee net investment income” for the immediately preceding quarter and will be subject to a hurdle rate, expressed as a rate of return on our net assets, equal to 1.75% per quarter, or an annualized hurdle rate of 7.0%. The amount in the table above assumes that the subordinated income incentive fee will be 1.75% of average net assets. This figure is based on the subordinated income incentive fees accrued for the quarter ended September 30, 2026 recalculated based on the base management fee and incentive fee in the Advisory Agreement, and assumes that such amount represents the subordinated income incentive fees that will be payable over the twelve months following September 30, 2026. The actual subordinated income incentive fee as a percentage of our average net assets may be higher than this amount. The second part of the incentive fee, which is referred to as the incentive fee on capital gains, is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 20.0% of our incentive fee capital gains, which equals our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, less the aggregate amount of any previously paid capital gains incentive fees. The amount in the table assumes that there is no incentive fee on capital gains and is based on the net unrealized depreciation as of September 30, 2026. Such amounts are expressed as a percentage of the average net assets as of such date. The Adviser has agreed to waive 50% of the subordinated income incentive fee during the Waiver Period, which is not reflected in the above table.
(7)See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for a discussion of our financing arrangements. The calculation assumes the following based on results of operations for the nine months ended September 30, 2026: (i) $14.9 billion in total assets, (ii) a weighted average stated interest rate on borrowings of 5.57%, (iii) $9.5 billion in debt outstanding (i.e., assumes that the maximum amount of available borrowings under our current debt facilities that we are permitted under the 1940 Act minimum asset coverage requirement is outstanding as of ) and (iv) $5.0 billion in stockholders’ equity.

(8)Other expenses include accounting, legal and auditing fees and excise and state taxes, as well as the reimbursement of the compensation of administrative personnel and fees payable to our directors who do not also serve in an executive officer capacity for us or the Adviser. The amount presented in the table reflects annualized results of our operations for the quarter ended September 30, 2026.
(9)Stockholders indirectly bear the expenses of underlying funds or other investment vehicles in which we invest that (1) are investment companies or (2) would be investment companies under section 3(a) of the 1940 Act but for the exceptions to that definition provided for in sections 3(c)(1) and 3(c)(7) of the 1940 Act. This amount includes the fees and expenses of COPJV, our joint venture with SCRS. The amount shown is the expense ratio of COPJV for the quarter ended September 30, 2026 and multiplied by the value of the Company’s holding of COPJV as of September 30, 2026, divided by the Company’s net assets as of September 30, 2026.
(10)“Total annual expenses” as a percentage of net assets attributable to common stock are higher than the total annual expenses percentage would be for a company that is not leveraged. We borrow money to leverage our net assets and increase our total assets. The SEC requires that the “total annual expenses” percentage be calculated as a percentage of net assets (defined as total assets less indebtedness), rather than the total assets, including assets that have been funded with borrowed monies. If the “total annual expenses” percentage were calculated instead as a percentage of total assets, our “total annual expenses” would be 7.82% of total assets.
(11)Based on the 5.00% per annum dividend rate applicable to the Convertible Preferred Stock.

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

	1 Year	3 Years	5 Years	10 Years
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return (none of which is subject to our incentive fee on capital gains)(1)	$157	$419	$623	$957
You would pay the following expenses on a $1,000 investment, assuming a 5.0% annual return resulting entirely from net realized capital gains (all of which is subject to our incentive fee on capital gains)	$166	$437	$644	$970
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
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2026.

FS KKR CAPITAL CORP.

By:	/s/ Michael C. Forman
Michael C. Forman Chief Executive Officer (Principal Executive Officer)

By:	/s/ Steven Lilly
Steven Lilly Chief Financial Officer (Principal Financial Officer)

By:	/s/ William Goebel
William Goebel Chief Accounting Officer